Form 10-Q
period 2007-09-30
pSivida LTD
filed 2007-11-14
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 000-51122

pSivida Limited

(Exact name of registrant as specified in its charter)

Western Australia, Commonwealth of Australia	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 12 BGC Centre 28 The Esplanade Perth WA 6000 Australia	N/A
(Address of principal executive offices)	(Zip Code)

+61-8-9226-5099

(Registrant’s telephone number, including area code)

Please send copies of notices and communications from the Securities and Exchange Commission to:

Lori H. Freedman, Esq.

pSivida Limited

400 Pleasant Street

Watertown, MA 02472

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

730,518,775

(Number of issued and outstanding ordinary shares as of November 7, 2007)

PSIVIDA LIMITED AND SUBSIDIARIES

PSIVIDA LIMITED AND SUBSIDIARIES

(A Development Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	September 30, 2007	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$16,454	$2,670
Accounts and note receivable and other current assets	2,899	3,024

Total current assets	19,353	5,694
Property and equipment, net of accumulated depreciation of $4,853 and $4,631, respectively	467	512
Goodwill	56,042	55,495
Other intangibles, net of accumulated amortization of $70,192 and $68,873, respectively	40,465	40,798

Total assets	$116,327	$102,499

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$7,304	$7,536
Deferred revenue	338	356
Derivative liabilities	5,262	8,865

Total current liabilities	12,904	16,757
Deferred revenue	1,275	1,346
Deferred tax liabilities	648	856

	14,827	18,959

Stockholders’ equity:
Common stock, no par value, 730,518,775 and 565,950,830 shares issued and outstanding, respectively	—	—
Additional paid-in capital	242,746	225,177
Accumulated deficit prior to development stage	(2,016)	(2,016)
Accumulated deficit during development stage	(147,427)	(146,632)
Accumulated other comprehensive income	8,197	7,011

Total stockholders’ equity	101,500	83,540

Total liabilities and stockholders’ equity	$116,327	$102,499

See notes to condensed consolidated financial statements

PSIVIDA LIMITED AND SUBSIDIARIES

(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended September 30,		Period from Inception of Development Stage (December 1, 2000) to September 30, 2007
	2007	2006
Revenues:
Collaborative research and development	$89	$332	$1,463
Royalty income	14	274	1,409

Total revenues	103	606	2,872

Operating expenses:
Research and development - impairment of intangible assets	—	—	45,278
In-process research and development	—	—	26,244
Research and development - other	3,471	6,267	64,267
Selling, general and administrative	1,845	2,657	30,136

Total operating expenses	5,316	8,924	165,925

Loss from operations	(5,213)	(8,318)	(163,053)

Other income (expense):
Change in fair value of derivatives	4,193	(2,033)	18,160
Interest income	226	51	1,835
Interest and finance costs	(150)	(3,788)	(13,031)
Loss on extinguishment of debt	—	(8,871)	(23,361)
Other (loss) income, net	(59)	57	901

Total other income (expense)	4,210	(14,584)	(15,496)

Loss from continuing operations before income taxes	(1,003)	(22,902)	(178,549)
Income tax benefit	208	2,903	25,339

Loss prior to elimination of loss attributable to minority interest	(795)	(19,999)	(153,210)
Loss attributable to minority interest	—	—	5,561

Loss from continuing operations	(795)	(19,999)	(147,649)

Loss from discontinued operations	—	(453)	(3,452)
Gain on sale of discontinued operations	—	—	3,674

Net (loss) income from discontinued operations	—	(453)	222

Net loss	$(795)	$(20,452)	$(147,427)

Basic and diluted net loss per share:
Loss from continuing operations	$—	$(0.05)
Loss from discontinued operations	—	—

Net loss	$—	$(0.05)

Weighted average ordinary shares outstanding:
Basic and diluted	715,938	397,036

See notes to condensed consolidated financial statements

PSIVIDA LIMITED AND SUBSIDIARIES

(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value Amount		Prior to Development Stage	During Development Stage
Balance at December 1, 2000	62,329,947	$—	$3,226	$(2,016)	$—	$—	$1,210

Shares issued, net of issue costs	9,300,000	—	1,466	—	—	—	1,466
Shares issued as consideration for acquisition, net of issue costs	10,918,535	—	1,833	—	—	—	1,833
Net loss	—	—	—	—	(348)	—	(348)
Foreign currency translation adjustments	—	—	—	—	—	(129)	(129)

Balance at June 30, 2001	82,548,482	—	6,525	(2,016)	(348)	(129)	4,032

Balance at July 1, 2001	82,548,482	—	6,525	(2,016)	(348)	(129)	4,032

Shares issued, net of issue costs	12,300,000	—	1,205	—	—	—	1,205
Sale of stock by subsidiary	—	—	(121)	—	—	—	(121)
Shares issued in connection with purchase plan, net of issue costs	998,500	—	113	—	—	—	113
Net loss	—	—	—	—	(936)	—	(936)
Foreign currency translation adjustments	—	—	—	—	—	455	455

Balance at June 30, 2002	95,846,982	—	7,722	(2,016)	(1,284)	326	4,748

Balance at July 1, 2002	95,846,982	—	7,722	(2,016)	(1,284)	326	4,748

Shares issued, net of issue costs	7,000,000	—	435	—	—	—	435
Shares issued in lieu of director’s fees	769,231	—	56	—	—	—	56
Share-based compensation	—	—	38	—	—	—	38
Exercise of stock options	300,000	—	41	—	—	—	41
Net loss	—	—	—	—	(1,326)	—	(1,326)
Foreign currency translation adjustments	—	—	—	—	—	771	771

Balance at June 30, 2003	103,916,213	—	8,292	(2,016)	(2,610)	1,097	4,763

Balance at July 1, 2003	103,916,213	—	8,292	(2,016)	(2,610)	1,097	4,763

Shares issued, net of issue costs	25,000,000	—	19,050	—	—	—	19,050
Shares issued in connection with purchase plan, net of issue costs	3,891,572	—	607	—	—	—	607
Shares issued as consideration for acquisition, net of issue costs	13,000,000	—	4,565	—	—	—	4,565
Share-based compensation	—	—	500	—	—	—	500
Exercise of stock options	8,130,000	—	1,172	—	—	—	1,172
Net loss	—	—	—	—	(3,549)	—	(3,549)
Foreign currency translation adjustments	—	—	—	—	—	(1,018)	(1,018)

Balance at June 30, 2004	153,937,785	—	34,186	(2,016)	(6,159)	79	26,090

See notes to condensed consolidated financial statements

PSIVIDA LIMITED AND SUBSIDIARIES

(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value Amount		Prior to Development Stage	During Development Stage
Balance at July 1, 2004	153,937,785	—	34,186	(2,016)	(6,159)	79	26,090

Shares issued as consideration for acquisition, net of issue costs	49,804,381	—	43,995	—	—	—	43,995
Share-based compensation	—	—	419	—	—	—	419
Exercise of stock options	15,570,000	—	2,716				2,716
Net loss	—	—	—	—	(12,357)	—	(12,357)
Foreign currency translation adjustments	—	—	—	—	—	6,135	6,135

Balance at June 30, 2005	219,312,166	—	81,316	(2,016)	(18,516)	6,214	66,998

Balance at July 1, 2005	219,312,166	—	81,316	(2,016)	(18,516)	6,214	66,998

Shares issued, net of issue costs	17,165,811	—	8,294	—	—	—	8,294
Shares issued as consideration for acquisition, net of issue costs	161,047,790	—	99,484	—	—	—	99,484
Share-based compensation	(528,400)	—	1,513	—	—	—	1,513
Equity portion of convertible note	—	—	1,252	—	—	—	1,252
Exercise of stock options	38,740	—	—	—	—	—	—
Net loss	—	—	—	—	(46,944)	—	(46,944)
Foreign currency translation adjustments	—	—	—	—	—	(4,566)	(4,566)

Balance at June 30, 2006	397,036,107	—	191,859	(2,016)	(65,460)	1,648	126,031

Balance at July 1, 2006	397,036,107	—	191,859	(2,016)	(65,460)	1,648	126,031

Shares issued, net of issue costs	127,755,353	—	24,652	—	—	—	24,652
Share-based compensation	(460,400)	—	462	—	—	—	462
Equity portion of convertible note	—	—	1,373	—	—	—	1,373
Conversion of convertible notes	41,619,770	—	994	—	—	—	994
Fair value of warrants issued in connection with convertible note amendments	—	—	21,469	—	—	—	21,469
Proceeds allocated to derivative liabilities in connection with warrants issued to investors	—	—	(15,632)	—	—	—	(15,632)
Net loss	—	—	—	—	(81,172)	—	(81,172)
Foreign currency translation adjustments	—	—	—	—	—	5,363	5,363

Balance at June 30, 2007	565,950,830	—	225,177	(2,016)	(146,632)	7,011	83,540

Balance at July 1, 2007	565,950,830	—	225,177	(2,016)	(146,632)	7,011	83,540

Shares issued, net of issue costs	164,567,945	—	18,128	—	—	—	18,128
Share-based compensation	—	—	31	—	—	—	31
Proceeds allocated to derivative liabilities in connection with warrants issued to investors	—	—	(590)	—	—	—	(590)
Net loss	—	—	—	—	(795)	—	(795)
Foreign currency translation adjustments	—	—	—	—	—	1,186	1,186

Balance at September 30, 2007	730,518,775	$—	$242,746	$(2,016)	$(147,427)	$8,197	$101,500

See notes to condensed consolidated financial statements

PSIVIDA LIMITED AND SUBSIDIARIES

(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Period from Inception of Development Stage (December 1, 2000) to September 30, 2007
	2007	2006
Cash flows from operating activities:
Net loss	$(795)	$(20,452)	$(147,427)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization of property and equipment	133	529	4,667
Amortization of intangible assets	978	2,562	22,351
Impairment of intangible assets	—	—	45,278
In-process research and development	—	—	26,244
Amortization of convertible note debt discount and issue costs	—	2,050	6,649
Loss on extinguishment of debt	—	8,871	23,361
Non-cash interest expense	150	110	757
Change in fair value of derivatives	(4,193)	2,033	(18,160)
Share-based compensation expense	31	593	2,882
Gain on sale of subsidiary	—	—	(3,674)
Deferred income tax benefit	(208)	(2,903)	(25,339)
Other	—	—	31
Changes in operating assets and liabilities:
Accounts and note receivable and other current assets	138	(137)	(2,822)
Accounts payable and accrued expenses	(409)	(63)	6,547
Deferred revenue	(89)	(243)	1,613

Cash flows from operating activities	(4,264)	(7,050)	(57,042)

Cash flows from investing activities:
Purchases of property and equipment	(82)	(36)	(4,767)
Proceeds from sale of property and equipment	—	—	388
Net cash paid for acquisition of businesses, net of cash acquired	—	—	(5,836)
Proceeds from sale of subsidiary	—	—	1,853

Cash flows from investing activities	(82)	(36)	(8,362)

Cash flows from financing activities
Proceeds from issuance of shares	20,622	—	84,038
Share issue costs	(2,494)	—	(7,330)
Proceeds from issuance of convertible notes	—	6,500	21,500
Debt issuance costs	—	(1,309)	(1,894)
Repayment of convertible notes	—	(2,500)	(14,973)
Premium paid on extinguishment of debt	—	(1,000)	(3,034)
Equity contribution from outside equity interest	—	—	3,379

Cash flows from financing activities	18,128	1,691	81,686

Effect of foreign exchange rate changes on cash and cash equivalents	2	(23)	(144)

Net change in cash and cash equivalents	13,784	(5,418)	16,138
Cash and cash equivalents at beginning of period	2,670	11,278	316

Cash and cash equivalents at end of period	$16,454	$5,860	$16,454

See notes to condensed consolidated financial statements

pSivida Limited and Subsidiaries

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

pSivida Limited (together with its subsidiaries, “pSivida”, “Company”, the “Group”, “we” or “us”) is incorporated in Western Australia and is a global drug delivery company committed to the biomedical sector.

Following the closing of its registered direct share offering (see Note 3) in July 2007, the Company no longer qualified as a foreign private issuer (“FPI”), and as a result, is required, commencing with the first quarter of the fiscal year ending June 30, 2008, to comply with all of the reporting requirements of the Securities Exchange Act of 1934, as amended, and other rules applicable to a United States (“U.S.”) domestic issuer, including quarterly reports on Form 10-Q and annual reports on Form 10-K, all in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and presented in U.S. dollars.

Accordingly, effective for the quarter ended September 30, 2007, the Company changed its primary basis of accounting from Australian equivalents to International Financial Reporting Standards (“A-IFRS”) to U.S. GAAP. The accompanying condensed consolidated financial statements as of September 30, 2007 and June 30, 2007 and for the three months ended September 30, 2007 and 2006 are unaudited and have been prepared in accordance with U.S. GAAP and applicable SEC regulations for interim financial information. Certain information and footnote disclosures normally included in U.S. GAAP financial statements have been condensed or omitted pursuant to such rules and regulations.

The unaudited consolidated financial statements included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 20-F for the year ended June 30, 2007 filed with the Securities and Exchange Commission (“SEC”). The consolidated financial statements included in the Company’s Form 20-F are presented in Australian dollars in accordance with A-IFRS and include a reconciliation to U.S. GAAP in Note 28 thereto. In the opinion of management, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements reconciled to U.S. GAAP as of and for the year ended June 30, 2007, and include all adjustments of a normal and recurring nature that are necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the interim periods. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

These unaudited interim condensed consolidated financial statements have been presented in U.S. dollars. Throughout this quarterly report on Form 10-Q, references to “US$” and “$” are to U.S. dollars and references to A$ are to Australian dollars.

Development Stage — Risks and Uncertainties

As a development stage enterprise, the Company’s prospects are subject to the risks and uncertainties frequently encountered by companies that have not yet commercialized in a financially meaningful way any applications of their technology, particularly in new and evolving markets. pSivida’s operating results may fluctuate significantly in the future as a result of a variety of factors, including capital expenditures and other costs relating to establishing, maintaining and expanding the operations, the number and mix of potential customers, potential pricing of future products by the Company and its competitors, new technology introduced by the Company and its competitors, delays or expense in obtaining necessary equipment, economic and social conditions in the biotechnology industry and general economic conditions.

pSivida will continue to review the need to seek additional funding through public and private financing and/or through collaboration or other arrangements with corporate partners. The Company cannot be certain that it will be able to raise any required funding or capital, on favorable terms or at all, or that the Company will be able to establish corporate collaborations on acceptable terms, if at all. If the Company is unable to obtain such additional funding or capital, the Company may be required to reduce the scope of its development plans.

pSivida’s experience in exploiting its technology is limited. The Company does not believe that its operations will be profitable within at least the next three years, and it cannot be certain that its operations will ever be profitable. If pSivida fails in any of its efforts to establish or expand its business, the results of operations, financial condition and liquidity of the Company could be materially adversely affected. The Company cannot be certain that it will be able to obtain or retain any permits required by the Company to market, sell and deliver its technology. Any of these factors could result in cessation of pSivida’s operations.

The date of inception of the development stage was December 1, 2000, being the date that pSivida (formerly Sumich Group Limited) was re-listed on the Australian Stock Exchange (“ASX”) following a recapitalization and restructure. It was after this recapitalization and restructure that the Company acquired an interest in pSiMedica Limited, or pSiMedica, and commenced its research and development activities. Balances at inception of the development stage represent the Company’s statement of financial position balances immediately post-recapitalization and restructure.

Going concern basis

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates the continuity of normal business activity, realization of assets and settlement of liabilities in the normal course of business.

At September 30, 2007, the Group had current assets of $19,353,000 and current liabilities of $12,904,000, resulting in net current assets of $6,449,000. For the three months ended September 30, 2007, the Group incurred negative operating cash flow of $4,264,000 and a loss from operations for the period of $5,213,000.

At September 30, 2007, the Company had no outstanding debt, having redeemed in full as of June 30, 2007 the remaining balances of its convertible promissory notes. All of the registration statements required to be filed in connection with the potential resale of the ADSs issued or issuable to those security holders were filed and declared effective by the SEC. So long as the Company timely files all financial statements required to maintain the effectiveness of these registration statements, no further registration rights penalties will accrue to the benefit of the security holders.

At September 30, 2007, the Company had limited sources of ongoing revenues and its current product candidates were not expected to begin generating cash inflows for at least three years. Accordingly, the Company expects that it will need to raise additional cash through sales of equity and/or debt capital in future periods.

Having regard to these matters, the Company believes that the going concern basis upon which the consolidated financial statements are prepared continues to be appropriate for the following reasons:

(i) Between June 30, 2007 and the date of this report, the Company has raised $18,128,000, net of issue costs, through the completion of a registered share offering in the U.S. and the simultaneous sale of ordinary shares and warrants, as further described in Note 3.

(ii) The Company has completed the restructuring of its operations which commenced in December 2006, resulting in a reduction of monthly fixed overhead and other expenditures and the elimination of all debt. As a result, the Company currently believes that existing cash balances are sufficient to fund operations through at least September 30, 2008.

(iii) The recent collaboration entered into with Pfizer Inc (“Pfizer”) is currently expected to provide the Company with research and development funding of approximately $2,000,000 annually commencing in January 2008.

(iv) The Company believes that it has the capacity and track record to raise additional working capital through the sale of equity or debt to third parties, or a combination thereof.

(v) The future collection of a $1,500,000 note receivable, plus interest, due April 2008 in connection with our sale of AION Diagnostics Limited (“AION”).

The Company believes that the basis upon which the financial statements are prepared is appropriate in the circumstances. However, in the event that the Company is unable to raise additional capital from time to time as required, there would be substantial doubt as to the ability of the Company to continue as a going concern. Should the Company not continue as a going concern and pay its debts as and when they fall due, it may be unable to realize its assets, and discharge its liabilities in the normal course of business and at the amounts stated in the consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of pSivida Limited and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates, and such differences could be material to the accompanying condensed consolidated financial statements.

Foreign currency translation

Functional currency

Upon the acquisition of pSivida Inc (formerly Control Delivery Systems Inc (“CDS”)) in December 2005, we determined that the U.S. was the primary economic environment in which the Australian parent entity operated. Accordingly, effective January 1, 2006, the Australian parent entity changed its functional currency from A$ to US$. The functional currency of each other entity is the currency of the primary economic environment in which that entity operates, primarily the U.S. dollar or the Pound Sterling.

Foreign currency transactions

In preparing the financial statements of the individual entities, transactions denominated in currencies other than the entity’s functional currency (“foreign currencies”) are recorded at the rate of exchange prevailing on the dates of the transactions. At each balance sheet date, monetary items denominated in foreign currencies are retranslated at the exchange rate prevailing at that date. Gains and losses arising from transactions denominated in foreign currencies are included in other income (loss) in the accompanying consolidated financial statements.

Foreign operations

On consolidation, the assets and liabilities of the entities whose functional currency differs from the Company’s US$ presentation currency are translated at exchange rates prevailing at the reporting date. Income and expense items are translated at the average exchange rates for the period. Exchange differences are included in stockholders’ equity as a component of accumulated other comprehensive income (loss) and are recognized in the consolidated statement of operations on disposal of the foreign operation.

Cash and cash equivalents

Cash consists of demand deposits. Cash equivalents are highly liquid investments with maturities of less than three months at the date of acquisition that are readily convertible to known amounts of cash.

Fair value of financial instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts and note receivable, accounts payable and accrued expenses approximate fair values because of their short-term maturity.

Debt and equity instruments

Debt and equity instruments are classified as either liabilities or equity in accordance with the substance of the contractual arrangement. Options and warrants issued in connection with share issues that are denominated in a currency (A$) other than the issuer’s functional currency (US$) are treated as a derivative liability, reflecting the variable amount of functional currency to be received upon potential exercise. After initial recognition, subsequent changes in the fair value of the derivative liability are recorded in the consolidated statement of operations in each reporting period. Fair value is determined using a Black-Scholes valuation model.

Convertible notes

The proceeds received upon the issuance of a convertible note with detachable warrants are allocated into liability and equity components on a relative fair value basis. Management reviews the terms of a compound instrument to determine whether there are embedded derivatives that may be required to be bifurcated and accounted for separately as a derivative financial instrument. In connection with the Company’s issuance of convertible notes during the years ended June 30, 2007 and 2006, management determined that the noteholder conversion options were required to be bifurcated and accounted for separately as a derivative financial instrument. Bifurcated embedded derivatives are initially recorded at fair value as a reduction of the liability component of the convertible debt instrument. Changes in the fair value of the embedded derivative are recorded in the consolidated statement of operations in each subsequent reporting period. Fair value is estimated using a Binomial Tree Model. At September 30, 2007 the Company had no embedded derivative liabilities that required bifurcation as its convertible notes were redeemed in full as of June 30, 2007.

Debt discount, which consists of the sum of the equity component and compound embedded derivative, is reported as a direct reduction of the face amount of the debt. The effective interest method is used to amortize to finance costs the debt discount over the contractual life of the financial liability, or such shorter period as may be deemed appropriate (such as when the debt is puttable at par). Debt issue costs are recorded as a deferred asset and amortized to finance costs over the same period using the effective interest rate method.

Amendments of convertible note transactions are accounted for as debt extinguishments or modifications based upon an assessment of the future cash flows of the amended note, including cash and non-cash consideration, compared to the future cash flows of the original note. The respective future cash flows are discounted using the imputed interest rate determined for the original note transaction. If the resulting present values reflect a change of greater than 10%, the transaction is accounted for as an extinguishment of debt and the issuance of a new convertible debt instrument. Alternatively, the amendment is treated as a modification of the original debt instrument. Debt issue costs paid to third parties in connection with an amendment accounted for as an extinguishment are treated as a deferred cost, subject to amortization, whereas debt issue costs related to a debt modification are expensed as a period cost. During the three months ended September 30, 2006, we entered into an amendment of a convertible note previously issued on November 16, 2005 to Sandell Asset Management (“Sandell”) that was accounted for as a debt extinguishment (see Note 4).

Property and equipment

Property and equipment is stated at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. Leasehold improvements incurred in the renovation of the Company’s leased office and laboratory facilities are amortized over the shorter of the remaining lease term or the useful life of the asset. Property and equipment are depreciated over three years.

Maintenance and repair expenses are expensed as incurred. Upon the sale or disposition of property and equipment, the cost of the asset and the related accumulated depreciation and leasehold amortization are removed from the accounts and any resulting gain or loss is included in the consolidated statement of operations.

Leases

Leases are classified at their inception as either operating or capital leases based on the economic substance of the agreement so as to reflect the risks and benefits incidental to ownership. Lease payments made under operating leases are recognized as an expense on a straight-line basis over the lease term. Contingent rentals are recognized as an expense in the financial year in which they are incurred.

Acquired goodwill and intangible assets

The Company determines the estimated fair values of goodwill and certain intangible assets with definitive lives based on valuations performed by the Company at the time of their acquisition in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS 142”).

Goodwill acquired in a business combination is initially measured as the excess of the cost of the business combination over the acquirer’s interest in the net fair value of the identifiable assets, liabilities and contingent liabilities recognized. All potential intangible assets acquired in a business combination are identified and recognized separately from goodwill where they satisfy the definition of an intangible asset and their fair value can be measured reliably. The Company amortizes its intangible assets on a straight-line basis over their estimated useful lives. In-process research and development (“IPR&D”) projects acquired in a business combination are recognized in the acquisition balance sheet but are then written off immediately to the consolidated statement of operations where the technological feasibility of the IPR&D has not yet been established and it has no alternative future use. The Company evaluates goodwill for impairment annually as of June 30 and whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable.

Impairment of long-lived assets

The Company evaluates long-lived assets, including intangible assets with definite lives, for impairment whenever events or other changes in circumstances (“triggering events”) indicate that the carrying value of an asset may no longer be recoverable. An evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. If the carrying value of an asset exceeds its expected future pre-tax undiscounted cash flows, the Company will write down the carrying value of the intangible asset to its fair value in the period identified. The Company generally calculates fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate.

At June 30, 2007, the Company identified triggering events in connection with its Retisert intangible asset. The analysis of its recoverable amount resulted in an impairment write-down of $45,278,000 at June 30, 2007. There were no triggering events associated with our long-lived assets during the three months ended September 30, 2007.

Amortization of intangible assets totaled $978,000 and $2,562,000 for the three months ended September 30, 2007 and 2006, respectively. The carrying value of intangible assets at September 30, 2007 of $40,465,000 will be amortized on a straight-line basis over the remaining estimated useful life of 10.25 years.

Research and development costs

Research and development costs are recognized as an expense in the period in which they are incurred.

Revenue recognition

Revenue is recognized to the extent that it is probable that the economic benefits will flow to the entity and the revenue can be reliably measured. The following specific recognition criteria must also be met before revenue is recognized:

Royalties

Royalty revenue is generally recognized on an accrual basis in accordance with the substance of the relevant agreement. Non-refundable royalties received in advance for which the Company has no obligation to perform future services are recognized when received.

Collaborative research and development

Collaborative research and development revenue comprises amounts received for research and development activities under the Group’s collaboration agreements. For contracts with specifically defined milestones, revenues from milestone payments related to agreements under which the Group has no continuing performance obligations are recognized upon achievement of the related milestone which represents the culmination of the earnings process. Revenues from milestone payments related to research collaboration agreements under which the Group has continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: (i) the milestone payments are non-refundable; (ii) substantive effort is involved in achieving the milestone; and (iii) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue when the collaborating party confirms that the performance obligations have been met.

Stock-based compensation

Effective July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment”, (“SFAS No. 123(R)”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. This Standard is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. The Company elected the “modified prospective” method of applying SFAS 123(R) pursuant to which restatement of prior period results was not required. Under this method, compensation expense is recognized beginning with the adoption date (i) based on the requirements of SFAS 123(R) for all share-based payments granted after the adoption date and (ii) based on the requirements of SFAS 123 for all awards granted to employees prior to the adoption date of SFAS 123(R) that were unvested at the adoption date. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS 123 permitted the recording of forfeitures on an actual basis. The Company estimates the fair value of its stock option awards on the grant date using the Black-Scholes option valuation model.

In connection with the December 2005 acquisition of CDS, the Company issued stock awards to CDS employees in exchange for their restricted CDS stock. Deferred compensation related to these non-vested shares is charged to compensation expense over the remaining vesting period.

There were no option grants or option exercises during the three months ended September 30, 2007. The exercise prices of all outstanding options at September 30, 2007 were in excess of the market price of the Company’s shares at that date and, accordingly, the options had no intrinsic value.

Share-based compensation expense, including amortization of the non-vested ADSs are classified in the consolidated statements of operations for the three months ended September 30, 2007 and 2006 as follows:

	Three Months Ended September 30,
	2007	2006
	(In thousands)
Research and development	$11	$329
Selling, general and administrative	20	264

	$31	$593

As of September 30, 2007, there was $94,000 of unrecognized compensation expense related to non-vested share-based payment awards that is expected to be recognized over a weighted average period of 1.3 years.

Net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of ordinary shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the sum of (i) the weighted average number of ordinary shares outstanding and (ii) the weighted average number of ordinary shares that would be issued on the conversion of all dilutive securities outstanding. Potentially dilutive shares of 466,133,261 and 217,189,472 were not included in the calculation of diluted loss per share for the three months ended September 30, 2007 and 2006, respectively, as their inclusion would be anti-dilutive.

Income tax

Deferred tax is accounted for using the comprehensive balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax base of those items.

Deferred tax assets are recorded for carry forward tax losses and deductible temporary differences. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

Current and deferred tax is recognized as an expense or as income in the consolidated statements of operations,

except when it relates to items credited or debited directly to equity, in which case the deferred tax is also recognized directly in equity, or where it arises from the initial accounting for a business combination, in which case it is taken into account in the determination of goodwill.

3.	Stockholders’ Equity

The Company has historically financed its operations primarily through the sale of equity securities.

Share Offering

In July 2007, the Company completed a registered direct share offering of 14,402,000 units at a price of US$1.25 for gross proceeds of US$18,002,000. Each unit consisted of (i) one ADS, representing ten ordinary shares; and (ii) one warrant to purchase 0.40 ADS, with a warrant exercise price of US$1.65. Of the total offering, 5,200,000 units were purchased by Pfizer in accordance with the terms of the Collaborative Research and License Agreement dated April 3, 2007. A total of 288,040 warrants to purchase ADSs were issued to the placement agents with a warrant exercise price of US$1.65. The fair value of the warrants are deducted from the related proceeds of the offering as a share issue cost. In addition, the Company simultaneously completed a sale of ordinary shares and warrants to an Australian investor at the equivalent price of A$0.146 (US$0.125) per unit under the same terms and conditions noted above. This sale of 20,547,945 units resulted in additional gross proceeds of A$3,000,000 (US$2,620,000). Share issue costs totaled US$2,494,000.

Warrants to Purchase Common Shares

At September 30, 2007, the Company had outstanding the following warrants to purchase ADSs (each ADS is equivalent to ten ordinary shares) that are denominated in US$ with a weighted average remaining life at September 30, 2007 of 4.4 years:

	Three Months Ended September 30,
	2007		2006
	Number of Warrants over ADSs	Weighted Average Exercise Price US$	Number of Warrants over ADSs	Weighted Average Exercise Price US$
Balance at beginning of period	22,733,151	2.00	766,803	8.12
Warrants granted	6,048,840	1.65	9,125,001	1.88

Balance at end of period	28,781,991	1.92	9,891,804	2.36

Exercisable at end of period	28,781,991	1.92	9,891,804	2.36

At September 30, 2007, the Company had outstanding the following warrants to purchase ordinary shares that are denominated in A$ with a weighted average remaining life at September 30, 2007 of 3.4 years:

	Three Months Ended September 30,
	2007		2006
	Number of Warrants Over Ordinary Shares	Weighted Average Exercise Price A$	Number of Warrants Over Ordinary Shares	Weighted Average Exercise Price A$
Balance at beginning of period	151,248,154	0.25	2,050,000	1.09
Warrants granted	8,219,178	0.19	—	—

Balance at end of period	159,467,332	0.25	2,050,000	1.09

Exercisable at end of period	159,467,332	0.25	2,050,000	1.09

4.	Loss on Extinguishment of Debt

On September 14, 2006, we closed an agreement revising the terms of the subordinated promissory note issued to Sandell on November 16, 2005 (the “amended note”). The amended note continued to have a three-year term and to bear 8% interest payable quarterly in arrears in cash or, under certain conditions, at our option, in the form of our NASDAQ-listed ADSs. The terms of the amended note included an adjusted conversion price of US$2.00 per ADS, subject to further adjustment based upon certain events or circumstances, including, without limitation, if 108% of the average market price of our ADSs for the ten trading days prior to April 30, 2007 was lower than the then current conversion price. The investor’s conditional redemption rights under the original note were replaced by unilateral redemption rights for up to 50% of the amended note principal at July 31, 2007 and January 31, 2008. In connection with the amendment, we repaid US$2.5 million of the outstanding note principal and agreed to pay US$1.0 million in related fees, which were paid on September 14, 2006. Furthermore, as part of the amended note, Sandell extended the deadline for the registration statement required by the registration rights agreement to be declared effective by the SEC through October 15, 2006, with increased penalties if that deadline was missed. Our registration statement was declared effective on September 29, 2006. We also granted to Sandell (i) Series A warrants to purchase 5.7 million ADSs exercisable for five years with an exercise price of US$1.80 per ADS; (ii) a security interest in our current royalties, subject to release of that security upon any disposition by us of the royalty stream; and (iii) a guarantee by our US subsidiary, pSivida Inc.

The present value of the future cash flows of the amended note, including the $1.0 million of cash fees paid and the $8.7 million value of the Series A warrants granted, was determined to be substantially different compared to the future cash flows under the original note terms, both discounted using the effective interest rate determined under the original note. As a result, we recorded a loss on extinguishment of debt of US$8,871,000, which represented the difference between the carrying amount of the original debt instrument and the consideration paid, including the value of the Series A warrants. The amended note, embedded conversion option derivative and the Series A warrants were valued using a Binomial Tree Model.

In May 2007, the amended note, as further amended in December 2006, was redeemed in full.

5.	Derivative liabilities

The following table provides a reconciliation of derivative liabilities for the three months ended September 30, 2007 and the year ended June 30, 2007:

	Three Months Ended September 30, 2007	Year Ended June 30, 2007
	(In thousands)
Balance - beginning of period	$8,865	$1,800
In connection with warrants issued to investors (i)	590	15,632
In connection with issuance of and amendments to convertible notes (ii)	—	14,867
Write-off in connection with loss on extinguishment of debt (ii)	—	(12,000)
Decrease in fair value of derivatives	(4,193)	(11,434)

Balance - end of period	$5,262	$8,865

(i)	In connection with capital raising transactions during the year ended June 30, 2007, the Company issued ordinary shares together with detachable warrants (exercisable over four years) that were denominated in A$, which is different than pSivida’s US$ functional currency. To the extent that the potential exercise of these warrants would result in a variable amount of proceeds in the issuer’s functional currency the fair value of the warrants was recorded as a derivative liability, with a corresponding reduction in share capital, subject to revaluation of the liability on a marked to market basis through the consolidated statement of operations. At June 30, 2007 the fair values of these derivative liabilities totalled $8,865,000.

In connection with a capital raising transaction during the three months ended September 30, 2007, the Company issued shares together with detachable warrants (exercisable over five years). The warrants issued as part of the registered direct share offering were denominated in US$ and the warrants issued as part of the unregistered offering to an Australian investor were denominated in A$. The fair value of the A$-denominated warrants was recorded as a derivative liability, with a corresponding reduction in share capital, subject to periodic revaluations of the liability on a marked to market basis through the consolidated statement of operations. The net reduction in the fair value of these derivative liabilities during the three months ended September 30, 2007 resulted in income recognized of $4,193,000.

(ii)	The conversion option derivative arose in connection with the subordinated convertible promissory note issued to Sandell in November 2005, as subsequently amended, and in connection with the Absolute subordinated convertible notes issued in September 2006. The facility agreements contained a number of options such that they created hybrid financial instruments that consisted of a loan host contract and a compound embedded derivative. This embedded derivative is recognized separately from the host debt instrument. The value of the derivative embedded in the loan changes over time and is re-valued on a marked to market basis through the consolidated statement of operations. The fair value of the conversion option derivative immediately prior to the September 14, 2006 amendment of the Sandell note in the amount of $4,000,000 was written off through the consolidated statement of operations as part of the calculation of the loss on extinguishment of debt (see Note 4).

6. Income Tax

Deferred income tax benefit for the three months ended September 30, 2007 and 2006 was $208,000 and $2,903,000, respectively. The recorded tax benefit in the Company’s consolidated financial statements differs from the expected amount based upon the corporate tax rate of 30% payable by Australian corporate entities on taxable profits under Australian tax law. This difference is primarily attributable to valuation allowances that the Company records against its deferred tax assets, primarily related to tax loss carryforwards and income or losses in jurisdictions with different tax rates. The valuation allowances are recorded since there is no evidence that the Company will have sufficient taxable income to utilize a portion of its tax loss carryforwards.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company has adopted FIN 48 as of July 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s condensed consolidated financial statements. As of the adoption date and as of September 30, 2007 the Company had no significant unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007 the Company had no accrued penalties or interest related to uncertain tax positions.

The parent company and all of its subsidiaries have incurred operating losses since inception. The entities within the consolidated group have net operating loss (“NOL”) carryforwards in various tax jurisdictions at September 30, 2007. The Company’s U.S. Federal tax returns for calendar 2004, 2005 and 2006 remain subject to examination by the Internal Revenue Service. The Company’s U.K. tax returns for the years ended June 30, 2006 and 2007 remain subject to examination. The Company’s Australian tax returns for the years ended June 30, 2004, 2005, 2006 and 2007 remain subject to examination.

The Company is currently conducting a study of its U.S. NOL carryforwards incurred subsequent to December 31, 2005 to determine whether such amounts are limited in terms of how quickly they can be used under Internal Revenue Code Section 382. The Company does not believe the limitations would, if applicable, significantly impact its ability to offset future taxable income with available NOLs.

As of September 30, 2007 approximately $19.0 million of deferred tax assets related to these net operating loss carryforwards have not been booked to account as assets in our consolidated financial statements since there is no evidence that the Company will have sufficient taxable income to utilize these carryforwards. As a result, any loss of deductions in these tax filing jurisdictions is unlikely to result in an adjustment to the Company’s deferred tax assets or liabilities.

7.	Discontinued Operations

On April 12, 2007, the Company sold its entire interest in AION to GEM Global Yield Fund, a portfolio management company. Total consideration included cash payments totaling US$1.85 million and a US$1.5 million promissory note due in April 2008. Interest on the note accrues at an annual rate of 8% compounded monthly and due at maturity. The operating results of AION for the three months ended September 30, 2006 have been included as discontinued operations in the accompanying condensed consolidated financial statements. AION generated no revenues and there was no income tax benefit associated with its operating loss.

8.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,
	2007	2006
	(In thousands)
Net loss	$(795)	$(20,452)
Foreign currency translation adjustments	1,186	1,220

Comprehensive income (loss)	$391	$(19,232)

9.	Subsequent Events

In October 2007, the Company extended the lease of its office and laboratory space in Boston, Massachusetts for a period of three years commencing April 6, 2008. The aggregate base rent for the extended lease term will approximate $1,040,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: availability of capital; ability to achieve profitability; possible incurrence of registration penalties; protection and infringement of intellectual property; development and approval of products; ability to secure and maintain collaborations; competition; risks of international operations; manufacturing problems; level of third-party reimbursement; ability to retain key personnel; product liability; management of business changes; compliance with laws and regulations; achievement and maintenance of effective internal control over financial reporting; asset impairment; ability to maintain ASX and NASDAQ listing; dilution; effects of future financings; the risks of influence by large shareholders and licensees; and other factors that may be described in our filings with the Securities and Exchange Commission. These risks and uncertainties are discussed in Item 3.D. “Risk Factors” in our Annual Report on Form 20-F for the fiscal year ended June 30, 2007 and in this and our other filings with the SEC. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.

Our Business

We are a global drug delivery company committed to the biomedical sector and the development of drug delivery products. Retisert® is approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of posterior uveitis. Vitrasert® is FDA approved for the treatment of AIDS-related CMV Retinitis. Bausch & Lomb own the trademarks Vitrasert® and Retisert®. pSivida has licensed the technologies underlying both of these products to Bausch & Lomb. The technology underlying Medidur™ FA for diabetic macular edema is licensed to Alimera Sciences and is in Phase III clinical trials. pSivida has a worldwide collaborative research and license agreement with Pfizer Inc. for certain of the Company’s technologies, including the technology underlying Medidur™, in certain ophthalmic applications.

We own the rights to develop and commercialize a novel-porous biomaterial composed of nanostructured elemental silicon, known as BioSilicon™, which has potential applications in drug delivery, wound healing, orthopedics, and tissue engineering. The most advanced BioSilicon™ product, BrachySil™ delivers phosphorus-32, a beta-emitting radioactive isotope shown to shrink tumors, directly to solid tumors and is presently in Phase IIa clinical trials for the treatment of pancreatic cancer.

Summary of Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. GAAP. In preparing these financial statements, we make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments and assumptions, which management believes are reasonable under the circumstances and are based upon the information available at that time, cannot be made with certainty. These estimates, judgments and assumptions may change as new events occur or as additional information is obtained, and actual results may differ from these estimates under different assumptions or conditions. While there are a number of accounting policies, methods and estimates affecting our financial statements as described in Note 2 to the accompanying unaudited condensed consolidated financial statements, management has identified certain of these accounting policies to be critical to aid in a full understanding and evaluation of our financial condition and results of operations. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make subjective or complex judgments that could have a material effect on our financial condition and results of operations. We believe the following critical accounting policies, and our procedures relating to these policies, include our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounting for Convertible Notes

The Company financed its activities partially through the issuance of convertible promissory notes with detachable warrants in November 2005 and September 2006 to institutional investors. These compound instruments require analysis of their component parts and appropriate classification as liabilities and equity. Our analyses concluded that the note holder conversion option was an embedded derivative that required bifurcation and classification as a derivative liability subject to fair value adjustment through the consolidated statement of operations. The fair value of the embedded derivative was estimated using a Binomial Tree Model, taking into account assumptions as to share price volatility, dividend yield and market interest rates for a comparable non-convertible debt instrument.

The initial carrying value of a convertible note liability is determined by first subtracting from the gross proceeds the relative fair value of any equity component and then subtracting the fair value of any compound embedded derivatives. The effective interest method is used to amortize to finance costs the debt discount over the expected life of the financial liability, or such shorter period as may be deemed appropriate. Debt issue costs are recorded as an asset and similarly amortized to finance costs over the life of the financial liability.

During the year ended June 30, 2007, the Company entered into multiple amendments of the terms of its November 2005 convertible note. For each amendment, the Company estimated the present value of the future cash flows of the amended note, including cash and non-cash consideration, against that of the pre-amendment note. If the resulting present values reflect a change of greater than 10%, the pre-amendment note is accounted for as an extinguishment of debt and the issuance of a new compound debt instrument. Alternatively, the amendment is treated as a modification of the original debt instrument. As more fully described in Note 4 of the accompanying unaudited condensed consolidated financial statements, in September 2006 the Company amended its November 2005 convertible note, the terms of which resulted in extinguishment of the original debt instrument.

Accounting for Business Combinations

We account for business combinations using the purchase method of accounting and accordingly, the assets and liabilities of the acquired entity are recorded at their estimated fair values at the date of acquisition. Cost is measured as the fair value of the assets given, shares issued or liabilities incurred or assumed at the date of exchange plus costs directly attributable to the acquisition. The excess of the cost of acquisition over the fair value of the identifiable net assets acquired is recorded as goodwill.

In applying the purchase method to our acquisition of CDS, it was necessary for us to make various estimates and assumptions concerning the valuation of the consideration given by us and the fair values of the assets and liabilities of CDS. These included the following considerations:

•

We determined the volume weighted average closing price of the Company’s Nasdaq-listed ADSs for the period from two days before until two days after definitive announcement of the transaction as the appropriate value of the shares given in the acquisition.

•

We determined that the issue of 1,211,180 non-vested ordinary shares in connection with employee retention was not in exchange for existing awards held by CDS employees and, accordingly, the entire fair value of these non-vested shares was considered unearned compensation to be expensed over the future service (vesting) period and not part of the purchase consideration.

•

We made a judgment that the value of 8,991,930 non-vested ordinary shares issued in exchange for non-vested CDS common shares outstanding should not be discounted from the fair value per share determined for the vested ordinary shares on the basis that (1) the holders had the same rights as normal holders of ordinary shares and (2) the Company’s estimate was that all the underlying shares would vest.

•	We applied assumptions related to determining the fair value of share-based payments to the issuance of 1,724,460 vested share options in exchange for the outstanding vested CDS options.

•

We estimated the value of identifiable intangibles of CDS (Vitrasert, Retisert and Medidur) utilizing the discounted value of projected cash flows. Management reviewed the estimated future cash flows and the discount rates used to calculate a present value. The patents supporting Vitrasert were given no value based upon the judgment that the incidence of the disease to which the application of this technology relates has significantly decreased due to advancements in the treatment of AIDS. Projected cash flows for Medidur were adjusted downwards after applying an estimated probability of successful commercialization in light of that product’s then current stage of development. As a result, the value ascribed to patents is primarily associated with Retisert, and the value attributed to in-process research and development is primarily related to Medidur.

Intangible assets and goodwill

Intangible assets acquired in a business combination

All potential intangible assets acquired in a business combination are identified and recognized separately from goodwill, where they satisfy the definition of an intangible asset and their fair value can be measured reliably.

We determined that the portion of the CDS purchase price allocation assigned to Medidur meets the definition of in-process research and development, or IPR&D, as the product was in Phase III clinical trials, had not been approved by the FDA and did not have alternative future use other than the indications for which it was in development. As such, the value assigned to Medidur was immediately expensed on the acquisition date in accordance with FASB Interpretation (FIN) 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

The portion of the purchase price allocation assigned to Retisert, which was a commercially available product approved for sale by the FDA at the date of the CDS acquisition, is subject to amortization over the estimated useful life of the intangible asset. We evaluated several pertinent factors to determine an appropriate useful life. These included:

•	the Retisert for Uveitis patents will be further commercialized as we advance other development programs using these patents for similar drug delivery devices for other eye diseases;

•	the acquired intellectual property is not related to another asset or asset group that could limit its life;

•	the acquired patents have a legal expiration of 12 to 15 years from the date of acquisition and we are unaware of any regulatory or contractual provisions that would limits their lives;

•	the potential for product obsolescence as a result of competition and the financial limitations on our product development capabilities; and

•	the minimal expected costs of ongoing patent maintenance.

On the basis of these and other considerations, our judgment was that the acquired patents have an estimated useful life of 12 years from the date of acquisition.

Goodwill

Goodwill arising on consolidation consists of the excess of the cost of the acquisition over our interest in the fair value of the identifiable assets and liabilities of a subsidiary at the date of acquisition. The excess of the purchase price over the fair value of the assets and liabilities of CDS acquired at December 30, 2005, or $30.5 million, was recorded as purchased goodwill and is subject to testing for impairment on at least an annual basis. In applying impairment testing, our judgment was that the consolidated entity is the deemed reporting unit. In making this determination we considered that (1) we operate in one business segment, the biotechnology sector; and (2) our executive management assesses operating performance and reviews financial statements predominantly at the consolidated level.

Impairment of Intangible Assets

The Company reviews its intangible assets for impairment whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. At December 31, 2006 and at June 30, 2007, the Company identified triggering events that required in depth assessment of the recoverability of the carrying value of its Retisert and BrachySil intangible assets. The valuation assessment required detailed analysis of projected future cash inflows and cash outflows associated with each intangible asset. These projections required the application of numerous judgments. In the case of Retisert, a commercialized product with two years of sales history, these judgments and estimates included market penetration rates, estimated market growth, potential impact of new technologies under development, penetration rate for re-implants and appropriate weighted average cost of capital rate to discount the future cash flows. In the case of BrachySil, a product candidate in Phase IIa clinical trials, other estimates included the cost and duration of later stage clinical trials, timing of regulatory approval and the probability of a collaboration agreement with a third party.

At June 30, 2007, the Company recorded an impairment write-down of $45.3 million in connection with its Retisert patents. No impairment write-down was recorded in relation to BrachySil.

Results of Operations

The following table presents consolidated statement of operations information as a reference for management’s discussion which follows:

	Three Months Ended September 30,		Increase (Decrease)	% Change
	2007	2006	2006 to 2007	2006 to 2007
	(In thousands except percentages)
Revenues	$103	$606	$(503)	(83)%

Operating expenses:
Research and development - other	3,471	6,267	(2,796)	(45)%
Selling, general and administrative	1,845	2,657	(812)	(31)%

Total operating expenses	5,316	8,924	(3,608)	(40)%

Loss from operations	(5,213)	(8,318)	3,105	(37)%
Other income (expense):
Change in fair value of derivative	4,193	(2,033)	6,226	(306)%
Interest income	226	51	175	343%
Interest and finance costs	(150)	(3,788)	3,638	(96)%
Loss on extinguishment of debt	—	(8,871)	8,871	na
Other	(59)	57	(116)	(204)%

Total other income (expense)	4,210	(14,584)	18,794	(129)%

Loss from continuing operations before income taxes	(1,003)	(22,902)	21,899	(96)%
Deferred income tax benefit	208	2,903	(2,695)	(93)%

Net loss from continuing operations	(795)	(19,999)	19,204	(96)%
Net loss from discontinued operations	—	(453)	453	na

Net loss	$(795)	$(20,452)	$19,657	(96)%

na = not applicable

Revenue

Revenue decreased by $503,000, or 83%, to $103,000 for the three months ended September 30, 2007 from $606,000 for the three months ended September 30, 2006. The decrease was primarily attributable to a $240,000 reduction of revenue related to the Company’s collaboration and evaluation agreements for certain of our drug delivery technologies and a $260,000 decrease in royalty income earned from Bausch & Lomb on its sales of Retisert.

Royalty income for the year ending June 30, 2008 is currently expected to decrease substantially from the prior year in connection with the advance royalty agreement entered into by pSivida Inc. (formerly Control Delivery Systems, Inc. (“CDS”)) in June 2005. Pursuant to that agreement, from September 30, 2007 the next US$4.2 million of Retisert royalties otherwise payable to the Company will be retained by Bausch & Lomb. Royalties otherwise payable to the Company for the three months ended September 30, 2007 were $510,000, which represents a 3% year over year increase from $495,000 for the three months ended September 30, 2006 and a 9% sequential decrease from $559,000 for the three months ended June 30, 2007.

Research and Development-other

Research and development decreased by approximately $2.8 million, or 45%, to $3.5 million for the three months ended September 30, 2007 from $6.3 million for the three months ended September 30, 2006. This decrease was primarily attributable to the following factors:

•

Amortization of intangible assets decreased by approximately $1.6 million due to the effect of a significant asset impairment write-down at June 30, 2007 related to our Retisert patent partially offset by the effect of a revision of the expected useful life for our BrachySil intangible assets from 7 years to 11 years effective as of December 31, 2006;

•

United Kingdom (UK) and Singapore-based operating expenses decreased by approximately $1.0 million as a result of (i) significant personnel cost reductions in the UK which were implemented as cost reduction measures; (ii) reduced levels of clinical trial program activities; and (iii) reduced depreciation expense; and

•

a decrease of approximately $300,000 in share-based payments expense in the current period primarily related to lower amortization of non-vested ADSs in connection with the December 2005 acquisition of CDS.

Selling, General and Administrative

Selling, general and administrative costs decreased by approximately $812,000, or 31%, to approximately $1.8 million for the three months ended September 30, 2007 from $2.7 million for the three months ended September 30, 2006. This decrease was primarily attributable to the following factors:

•

a decrease of approximately $250,000 in share-based payments expense in the current period primarily related to lower amortization of non-vested ADSs in connection with the December 2005 acquisition of CDS;

•	a decrease of approximately $200,000 of personnel and overhead costs related to our Australian operations resulting from the consolidation of corporate functions to Boston, Massachusetts; and

•	a decrease of approximately $200,000 in legal fees.

Change in Fair Value of Derivative

Change in fair value of derivative represented income of approximately $4.2 million for the three months ended September 30, 2007 compared to an expense of approximately $2.0 million for the three months ended September 30, 2006

We recorded a derivative liability in connection with the embedded conversion option feature of our convertible note issued to Sandell in November 2005, as amended. This derivative liability was revalued at market on September 14, 2006 immediately prior to an amendment of the Sandell note that was accounted for as an extinguishment of debt. The change in fair value of derivative from June 30, 2006 to that date resulted in a charge to expense (and a corresponding increase to the derivative liability) of approximately $2.0 million. The incremental change from September 14, 2006 to September 30, 2006 was immaterial. The derivative liabilities in connection with our convertible note transactions were eliminated upon final redemption of the debt as of June 30, 2007 and, accordingly, there was no derivative liability associated with convertible notes during the three months ended September 30, 2007.

In connection with several capital raising transactions during the period from December 2006 through July 2007, we issued to investors ordinary shares together with detachable warrants to purchase additional ordinary shares over a specified time period. To the extent that the warrants were denominated in A$, which is different than pSivida’s US$ functional currency, the value of the warrants was recorded as a derivative liability, subject to revaluation at subsequent reporting dates. The change in fair value of derivative related to these investor warrants resulted in income during the three months ended September 30, 2007 of approximately $4.2 million, primarily due to a decrease in the market price of our ordinary shares during that period. These derivative liabilities will be subject to future revaluation through expiration, or earlier exercise, of the underlying warrants. Several factors, most notably decreases or increases in the Company’s share price, will impact income or expense amounts, respectively, to be recorded in future periods.

Interest Income

Interest income increased by approximately $175,000, or 343%, to $226,000 for the three months ended September 30, 2007 from $51,000 for the three months ended September 30, 2006. This increase was attributable to (i) interest earned on cash equivalent balances resulting from the July 2007 share issue and (i) $31,000 of interest accrued on the $1.5 million note receivable due April 2008 in connection with the April 2007 sale of our former subsidiary, AION Diagnostics Limited.

Interest and Finance Costs

Interest and finance costs decreased by approximately $3.6 million, or 96.0%, to $150,000 for the three months ended September 30, 2007 from $3.8 million for the three months ended September 30, 2006. Interest and finance costs during the three months ended September 30, 2006 consisted predominantly of (i) approximately $300,000 of interest expense and $2.1 million of amortization of debt discount and issue costs in connection with convertible note transactions which were subsequently redeemed as of June 30, 2007 and (ii) approximately $1.3 million of registration rights delay penalties. As of June 30, 2007, all required registration statements, primarily related to the issuance of the convertible notes and associated warrants, had been filed and declared effective by the SEC. In addition, during the three months ended September 30, 2007 and 2006 we incurred approximately $150,000 and $110,000, respectively, of interest expense on the portion of shared Medidur for DME development costs that we elected not to pay.

Loss on Extinguishment of Debt

Loss on extinguishment of debt totaled $8.9 million for the three months ended September 30, 2006. In September 2006, we amended the terms of the convertible promissory note issued to Sandell in November 2005. The terms of the amendment agreement met the criteria that required the original note to be accounted for as extinguished and the amended note to be accounted for as the issuance of a new convertible debt instrument. The terms of the amendment included consideration issued to Sandell consisting of (i) warrants to purchase 5.7 million ADS (valued at $8.7 million using the Binomial Tree Model); and (ii) the payment of $1.0 million in cash. The calculation of the loss on extinguishment included the cash and non-cash consideration issued to Sandell.

Deferred Income Tax Benefit

Deferred income tax benefit decreased by approximately $2.7 million, or 93%, to $208,000 for the three months ended September 30, 2007 from $2.9 million for the three months ended September 30, 2006. This decreased benefit was primarily attributable to a decrease in the deferred tax assets in the September 30, 2007 period compared to an increase in the deferred tax asset in the September 30, 2006 period. This decreased benefit was also attributable to smaller reductions in deferred tax liabilities in the three months ended September 30, 2007 related to our intangible assets and to smaller increases in deferred tax assets related to increased tax loss carryforwards.

Liquidity and Capital Resources

We have incurred operating losses since inception, and at September 30, 2007, we had a total accumulated deficit of $155.2 million. The Company’s operations have generated negative cash flows since its research and development and selling and administrative costs, in the aggregate, have exceeded its revenues, including revenues related to its two commercialized products. We expect this trend to continue at least until such time as one or more of our product candidates achieves regulatory approval and commences commercial sales. Since our inception, we have relied, and intend to continue to rely, primarily on the proceeds from sales of our equity and debt securities, license fees and collaboration payments to fund our operations.

Cash and cash equivalents totaled approximately $16.5 million at September 30, 2007 compared to $2.7 million at June 30, 2007. In July 2007, we completed a share offering pursuant to which we issued 14,402,000 ADSs and 20,547,945 ordinary shares (an aggregate of 164,567,945 equivalent ordinary shares) for gross proceeds of approximately $20.6 million. Share issue costs totaled approximately $2.5 million. The shares issued represented 29.1% of the issued and outstanding shares at June 30, 2007. Included in the share issue was an additional purchase of 5,200,000 ADS (52,000,000 equivalent ordinary shares) by Pfizer pursuant to the terms of the Collaborative Research and License Agreement entered into by the Company and Pfizer on April 3, 2007.

Net cash used in operating activities totaled approximately $4.3 million for the three months ended September 30, 2007, compared to approximately $7.1 million for the three months ended September 30, 2006. The decrease of approximately $2.8 million was primarily attributable to $1.3 million of registration rights penalties paid in 2006, reduced personnel and related costs related to our UK operations implemented as cost savings measures and the consolidation of various corporate functions from Perth, Australia to Boston, as part of the continuing program of moving all corporate functions to our Boston location.

Net cash used in investing activities, which consisted entirely of purchases of property and equipment, totaled $82,000 for the three months ended September 30, 2007 compared to $36,000 for the three months ended September 30, 2006.

Net cash flows from financing activities totaled approximately $18.1 million for the three months ended September 30, 2007 compared to approximately $1.7 million for the three months ended September 30, 2006. The increase was primarily due to the aforementioned July 2007 share offering.

During the three months ended September 30, 2006, cash flows from financing activities consisted of the following transactions:

(a)	Issuance of Absolute convertible notes:

•	In September 2006, we issued subordinated convertible notes to institutional investors in the amount of $6.5 million less borrowing costs of $1.1 million.

(b)	Amendment of Sandell convertible note:

•

In connection with the September 14, 2006 amendment of the Sandell note we (i) repaid $2.5 million of the note principal and (ii) made an additional payment to Sandell of $1.0 million. In connection with the amendment agreement, we incurred borrowing costs of $220,000.

We had no borrowings or line of credit facilities as of September 30, 2007.

Our existing cash resources will not be sufficient to fund the expenditures necessary over the next several years to support the commercial introduction of any of our current product candidates and to continue our operations until the time of such introduction. We believe that the combination of existing cash balances, expected research and development funding from Pfizer scheduled to commence in January 2008 and collection of the $1.5 million note receivable, plus interest, due April 2008 in connection with our sale of AION will be sufficient to continue operations through at least September 30, 2008. However, we will need to raise additional funds through a private or public offering of equity or debt securities prior to June 30, 2008 to continue to conduct our operations as we have been conducting them to date, including the development of our current product candidates for commercialization. If we do not raise additional funds prior to June 30, 2008, we will be required to scale back our operations significantly in order to continue as a going concern. The Company is unable to predict the types of financing that may be available to us, but would prefer to raise funds through the sale of equity versus debt securities. The terms and amount of any such financing will depend upon, amongst other things, the progress of our research and development activities, the price of the Company’s stock and general market conditions. The Company’s goal would be to raise sufficient funds in order to conduct its operations as currently conducted through at least June 30, 2009. The timing and amount of this and our other future capital requirements will depend upon many factors, including, but not limited to:

•

the extent of Retisert royalties otherwise payable and the amount of time that elapses until the advance royalty agreement with Bausch & Lomb related to the Retisert product is completed, after which we will be entitled to receive Retisert royalty payments;

•	the success and continued activity under our collaborative research and licensing agreement with Pfizer;

•	the success under our collaborative research and licensing agreement with Alimera Sciences and the costs that we incur under that agreement;

•	the scope and extent of our operations;

•	our ability to secure additional collaborations;

•	the successful completion and timing of satisfaction of development milestones;

•	the magnitude and scope of, and continued progress in, our other research and development programs;

•	our ability to establish and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

•	the cost of operating as a public company under both Australian and U.S. law and any potential reincorporation transaction;

•	the progress with pre-clinical and clinical trials for our product candidates;

•	the time and costs involved in obtaining regulatory approvals; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

We do not know whether additional financing will be available when needed or on terms favorable to us or our stockholders. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish certain rights to our technologies or products, including potentially our Medidur product that we would otherwise seek to develop in collaboration with Alimera or our lead BioSilicon product that we are currently developing on our own or to curtail our operations in whole or in part. Further, we may be required to terminate our operations if we are not successful in raising additional funds.

Management does not currently contemplate that any equity or debt offering completed in the year ending June 30, 2008 will raise sufficient proceeds to fund the company through to profitability. We have not achieved profitability and expect to continue to incur net losses through at least the fiscal year ending June 30, 2010.

Cash to fund working capital requirements is managed centrally within each of the countries in which we operate. As management of the Group has transitioned from Australia to the U.S., management of cash deposits has become more concentrated in U.S. dollars.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition (including changes thereto), revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

The following table summarizes our minimum contractual obligations as of September 30, 2007 for payments under existing operating leases and outstanding purchase obligations.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating Lease Obligations	$426	$368	$58	$—	$—
Purchase Obligations	87	80	7	—	—

Total	$513	$448	$65	$—	$—

Our purchase obligations consist primarily of purchase orders for clinical trial materials; purchase orders for capital expenditures, supplies and other operating needs; commitments under contracts for maintenance needs and other services; and commitments under executive employment and other agreements. We excluded long-term agreements for services and operating needs that can be cancelled without penalty.

We also have contractual obligations that are variable in nature and, as such, are not included in the above table. These include the following:

Alimera Sciences. In February 2005, CDS entered into a collaborative development and product license agreement with Alimera Sciences relating to the development of our Medidur for DME product. Under the agreement, we jointly fund the development costs with Alimera. Should development efforts be successful, Alimera Sciences will manufacture and sell the product for us, subject to a profit sharing arrangement. In the event that we fail to make development payments exceeding $2.0 million for the product, Alimera Sciences may complete the development using other funds and substantially reduce our economic interest in any sales of the developed product from a share of profits to a sales-based royalty. As of September 30, 2007, we have chosen not to make accrued development payments to Alimera Sciences in an aggregate amount of approximately $1.9 million. Together with contractual penalties and accrued interest on these unfunded development costs, the aggregate balance of $4.3 million at September 30, 2007 will be offset against the Company’s initial profit share earned subsequent to commercialization of the Medidur for DME product.

Executive contracts. The Company has agreements with four executive officers which will require the Company to make severance payments to them if the Company terminates their employment without cause or the executives resign for good cause. If the Company terminated all four executives as of this date, or if all four executives resigned for good cause on such date, the Company would be required to make aggregate payments up to approximately $1.5 million to these executives. The Company may also be required to make additional aggregate payments of up to $800,000 to Dr. Ashton pursuant to a non-competition agreement. Payments under this non-competition agreement would be reduced on a dollar-for-dollar basis by any amounts paid to Dr. Ashton pursuant to the severance arrangements set forth in his employment agreement. The amounts payable to the Company’s executives pursuant to severance arrangements change over time depending upon the date of termination and their then current salaries.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as an interpretation of SFAS No. 109, “Accounting for Income Taxes”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. The evaluation of a tax position in accordance with this Interpretation begins with a determination as to whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured at the largest amount of benefit that is more than 50 percent likely to be realized upon ultimate settlement for recognition in the financial statements. We implemented FIN 48 on July 1, 2007 and its adoption did not materially affect our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have exposure to changes in foreign currency exchange rates, valuation of derivative liabilities and interest rates.

We conduct operations in two principal currencies, the U.S. dollar and the Pound Sterling. The U.S. dollar operates as the functional currency for our U.S. and Australian operations and the Pound Sterling as the functional currency for our United Kingdom operations. Cash to fund working capital requirements is managed centrally within each of the countries in which we operate. As management of the Group has transitioned from Australia to the U.S., cash and cash equivalents have become more concentrated in U.S. dollars.

At September 30, 2007, pSivida Limited had cash balances denominated in Australian dollars of A$440,000. The following table shows the sensitivity of our consolidated statement of operations to an appreciation or depreciation in the value of the Australian dollar currency against pSivida Limited’s U.S. dollar functional currency.

	A$ Depreciation			Current Rate	A$ Appreciation
	-15%	-10%	-5%		5%	10%	15%
	(In thousands of U.S. dollars)
(Loss)/Gain	$(58)	$(39)	$(19)	—	$19	$39	$58

Derivative Liabilities

In connection with several capital raising transactions during the year ended June 30, 2007 and in the current period, we issued to investors ordinary shares together with detachable options to purchase additional ordinary shares over a specified time period. To the extent that these options were denominated in A$, which is different than pSivida’s US$ functional currency, the values of these options were recorded as derivative liabilities, subject to revaluation at subsequent reporting dates. The change in fair value of derivatives related to these investor options resulted in income of approximately US$4.2 million during the three months ended September 30, 2007.

Our financial position and results of operations will be sensitive to future revaluations of these compound embedded derivatives. Factors that impact the fair value determination of the compound embedded derivative include, among others, fluctuations in our share price and imputed interest rates. Therefore, changes to any one of these factors can result in a significant impact to the fair value calculation of the derivative liabilities.

Interest Rates

Cash and cash equivalent balances are subject to variable interest rates. We do not consider our exposure to interest rates to be significant.

Item 4.	Controls and Procedures

Disclosure controls and procedures

Our management, including our chief executive officer and chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of such date. The basis for this determination is that, as discussed below, we previously identified material weaknesses in our internal control over financial reporting as part of management’s assessment of the Company’s internal control over financial reporting as of June 30, 2007. We regard our internal control over financial reporting as an integral part of our disclosure controls and procedures.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the company’s financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting reported in our annual report on Form 20-F for the year ended June 30, 2007, the following material weakness was identified as of June 30, 2007 for which remediation is in process:

•

A number of audit adjustments and additional disclosures have been made to the Company’s 2007 consolidated financial statements, principally including an adjustment to allocate the loss on extinguishment of debt between liability and equity, a reclassification adjustment to record the change in fair value of derivative on redemption of convertible debt with a corresponding change in the loss on extinguishment, and the reversal of an amount of revenue, and related adjustments to income tax benefit recorded. Management has determined that these adjustments and reclassifications resulted from the control deficiency that there is an inadequate amount of accounting and finance personnel sufficiently trained to address certain of the major transactions and complex accounting and financial reporting matters that arise from time-to-time and that this control deficiency constitutes a material weakness.

Changes in internal control over financial reporting

In our annual report on Form 20-F for the year ended June 30, 2007, we identified the material weakness in our internal control over financial reporting set forth in the paragraph above. During the quarter ended September 30, 2007, we implemented the following actions for purpose of complying with Section 404 of the Sarbanes-Oxley Act of 2002:

•

After having reduced the number of financial and accounting personnel during the year ended June 30, 2007 as a result of budgetary constraints, we began the process of hiring sufficient additional U.S. based financial and accounting personnel in July 2007. In addition, we have also engaged financial consultants to supplement the Company’s accounting personnel.

•	We continued to consolidate the accounting and reporting functions in the U.S. office of the Company.

Other than those changes referenced above, there have been no other changes in our internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 13, 2007, the Company completed a sale to an Australian institutional investor of ordinary shares and warrants at a price of A$0.146 ($0.125) per unit, with each unit consisting of one ordinary share and one warrant to purchase 0.40 ordinary share at a warrant exercise price of A$0.192 ($0.165) per ordinary share. The Company received gross proceeds of approximately $2.6 million from this sale of 20,547,945 units. The units were sold under an exemption from registration provided by Regulation S under the Securities Act of 1933, and were sold in accordance with the securities laws of Australia. The sale to the Australian investor was concurrent with a registered offering of ADSs and warrants by the Company. The Company received gross proceeds of approximately $18.0 million from the registered offering. Aggregate share issue costs of both the unregistered and registered offerings totaled approximately $2.5 million.

Item 5.	Other Information

(b) In October 2007, the Board of Directors of the Company adopted a policy pursuant to which Company shareholders may recommend nominees to the Company’s Board of Directors. These procedures require a shareholder to make such a recommendation by written notice to the Company Secretary in the United States prior to the applicable deadline set forth in the Company policy. As also set forth in the Company policy, this notice is required to contain certain information regarding each proposed nominee, the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination is being made. The Nomination Committee of the Company will evaluate candidates recommended by shareholders on the same basis as candidates recommended by other sources, including evaluating the candidate against the standards and qualifications set out in the Company’s Corporate Governance Principles and criteria approved by the Board of Directors from time to time. The Committee will determine whether to interview any candidate.

Item 6.	Exhibits

(a)	Exhibits

3(i)/(ii)	Constitution of pSivida Limited, dated April 7, 2004, incorporated herein by reference to the registrant’s Form 20-F (Commission file number 000-51122) filed on January 20, 2005

10.1	Form of Investor Warrant, incorporated herein by reference to the registrant’s filing on Form 6-K (Commission file number 000-51122) filed on July 2, 2007

10.2	Form of Placement Agent Warrant, incorporated herein by reference to the registrant’s filing on Form 6-K (Commission file number 000-51122) filed on July 2, 2007

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporation by Reference

pSivida Limited hereby incorporates by reference this Quarterly Report on Form 10-Q, other than Exhibits 32.1 and 32.2 hereto, in the Company’s registration statements (Nos. 333-132776, 333-132777, 333-135428, 333-141083, 333-141091 and 333-143225) on Form F-3.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

pSivida Limited (Registrant)

Date: November 14, 2007	By:	/s/ Paul Ashton
	Name:	Paul Ashton
	Title:	Managing Director

Date: November 14, 2007	By:	/s/ Michael J. Soja
	Name:	Michael J. Soja
	Title:	Vice President, Finance and Chief Financial Officer