Form 10-Q
period 2007-12-31
pSivida LTD
filed 2008-02-11
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Lori H. Freedman, Esq.

pSivida Inc.

400 Pleasant Street

Watertown, MA 02472

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

730,518,775

(Number of issued and outstanding ordinary shares as of February 8, 2008)

PSIVIDA LIMITED AND SUBSIDIARIES

PSIVIDA LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	December 31, 2007	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$9,783	$2,670
Accounts and note receivable and other current assets	3,362	3,024

Total current assets	13,145	5,694
Property and equipment, net of accumulated depreciation of $4,870 and $4,631, respectively	346	512
Goodwill	55,413	55,496
Other intangibles, net of accumulated amortization of $70,897 and $69,010, respectively	38,766	40,802

Total assets	$107,670	$102,504

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$7,406	$7,536
Deferred revenue	350	356
Derivative liabilities	3,434	8,865

Total current liabilities	11,190	16,757
Deferred revenue	1,173	1,346
Deferred tax liabilities	632	852

	12,995	18,955

Stockholders’ equity:
Common stock, no par value, 730,518,775 and 565,950,830 shares issued and outstanding, respectively	—	—
Additional paid-in capital	243,094	225,211
Accumulated deficit	(155,457)	(148,867)
Accumulated other comprehensive income	7,038	7,205

Total stockholders’ equity	94,675	83,549

Total liabilities and stockholders’ equity	$107,670	$102,504

See notes to condensed consolidated financial statements

PSIVIDA LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Revenues:
Collaborative research and development	$89	$278	$178	$610
Royalty income	39	230	53	504

Total revenues	128	508	231	1,114

Operating expenses:
Research and development	4,946	5,457	8,417	11,724
Selling, general and administrative	3,218	3,551	5,063	6,208

Total operating expenses	8,164	9,008	13,480	17,932

Loss from operations	(8,036)	(8,500)	(13,249)	(16,818)

Other income (expense):
Change in fair value of derivatives	1,828	4,100	6,021	2,067
Interest income	187	39	413	90
Interest and finance costs	(151)	(3,073)	(301)	(6,861)
Loss on extinguishment of debt	—	(3,276)	—	(12,147)
Other income (loss), net	361	(1)	302	56

Total other income (expense)	2,225	(2,211)	6,435	(16,795)

Loss from continuing operations before income taxes	(5,811)	(10,711)	(6,814)	(33,613)
Income tax benefit	16	586	224	3,489

Loss from continuing operations	(5,795)	(10,125)	(6,590)	(30,124)
Loss from discontinued operations	—	(482)	—	(935)

Net loss	$(5,795)	$(10,607)	$(6,590)	$(31,059)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.01)	$(0.03)	$(0.01)	$(0.08)
Loss from discontinued operations	—	—	—	—

Net loss	$(0.01)	$(0.03)	$(0.01)	$(0.08)

Weighted average ordinary shares outstanding:
Basic and diluted	730,519	399,109	723,229	398,073

See notes to condensed consolidated financial statements

PSIVIDA LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value Amount
Balance at July 1, 2007	565,950,830	$—	$225,211	$(148,867)	$7,205	$83,549

Shares issued, net of issue costs	164,567,945	—	18,387	—	—	18,387
Share-based compensation	—	—	86	—	—	86
Proceeds allocated to derivative liabilities in connection with warrants issued to investors	—	—	(590)	—	—	(590)
Net loss	—	—	—	(6,590)	—	(6,590)
Foreign currency translation adjustments	—	—	—	—	(167)	(167)

Balance at December 31, 2007	730,518,775	$—	$243,094	$(155,457)	$7,038	$94,675

See notes to condensed consolidated financial statements

PSIVIDA LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(6,590)	$(31,059)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization of property and equipment	255	1,065
Amortization of intangible assets	1,964	5,150
Amortization of convertible note debt discount and issue costs	—	3,383
Loss on extinguishment of debt	—	12,147
Non-cash interest expense	301	572
Change in fair value of derivatives	(6,021)	(2,066)
Share-based compensation expense	86	817
Deferred income tax benefit	(224)	(3,490)
Changes in operating assets and liabilities:
Accounts and note receivable and other current assets	(336)	(650)
Accounts payable and accrued expenses	(431)	2,505
Deferred revenue	(178)	265

Cash flows from operating activities	(11,174)	(11,361)

Cash flows from investing activities:
Purchases of property and equipment	(89)	(55)

Cash flows from investing activities	(89)	(55)

Cash flows from financing activities
Proceeds from issuance of shares	20,622	2,933
Share issue costs	(2,235)	(147)
Proceeds from issuance of convertible notes	—	6,500
Debt issuance costs	—	(1,337)
Repayment of convertible notes	—	(2,500)
Premium paid on extinguishment of debt	—	(1,000)

Cash flows from financing activities	18,387	4,449

Effect of foreign exchange rate changes on cash and cash equivalents	(11)	(95)

Net change in cash and cash equivalents	7,113	(7,062)
Cash and cash equivalents at beginning of period	2,670	11,278

Cash and cash equivalents at end of period	$9,783	$4,216

See notes to condensed consolidated financial statements

pSivida Limited and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

pSivida Limited (together with its subsidiaries, the “Company”, “we” or “us”) is incorporated in Western Australia and is a global drug delivery company committed to the biomedical sector and the development of therapeutic delivery products.

Following the closing of its share offering (see Note 3) in July 2007, the Company no longer qualified as a foreign private issuer (“FPI”) and as a result, was required, commencing with the first quarter of the fiscal year ending June 30, 2008, to comply with all of the reporting requirements of the Securities Exchange Act of 1934, as amended, and other rules applicable to a United States domestic issuer. The Company is now required to file reports containing financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and presented in U.S. dollars.

Accordingly, effective for the quarter ended September 30, 2007, the Company changed its primary basis of accounting from Australian equivalents to International Financial Reporting Standards (“A-IFRS”) to U.S. GAAP. The accompanying condensed consolidated financial statements as of December 31, 2007 and June 30, 2007 and for the three and six months ended December 31, 2007 and 2006 are unaudited and have been prepared in accordance with U.S. GAAP and applicable regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Certain information and footnote disclosures normally included in U.S. GAAP financial statements have been condensed or omitted pursuant to such rules and regulations.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 20-F for the year ended June 30, 2007 filed with the SEC. The consolidated financial statements included in the Company’s Form 20-F are presented in Australian dollars in accordance with A-IFRS and include a reconciliation to U.S. GAAP in Note 28 thereto. In the opinion of management, except for the change to the US$ reporting currency, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements reconciled to U.S. GAAP as of and for the year ended June 30, 2007, and include all adjustments of a normal and recurring nature that are necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the interim periods. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

These unaudited condensed consolidated financial statements have been presented in U.S. dollars. Throughout this quarterly report on Form 10-Q, references to “US$” and “$” are to U.S. dollars and references to A$ are to Australian dollars.

Business Risks and Uncertainties

The Company’s prospects are subject to the risks and uncertainties frequently encountered by companies that have achieved limited commercialization of their products and technologies. These risks include, but are not limited to, dependence on key individuals, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risk associated with clinical trials, dependence on third party collaborators for research activities, need for regulatory approval of products, successful protection of intellectual property and competition with larger, better-capitalized companies. As a result, the Company’s operating results may fluctuate significantly in the future.

The success of the Company’s technology and business development programs and, ultimately, the attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill the Company’s development activities and achieving a level of revenues adequate to support the Company’s cost structure. The Company will continue to review the need for, and potential sources of, additional funding. The Company may consider collaboration arrangements with business development partners as well as public and private equity and debt financing. The Company cannot be certain that it will be able to establish additional collaboration arrangements on acceptable terms, if at all or that the Company will be able to raise any required funding or capital on favorable terms, if at all. If the Company is unable to establish additional collaboration arrangements or obtain additional funding or capital the Company may be required to reduce the scope of its development plans.

Going concern basis

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates the continuity of normal business activity, realization of assets and settlement of liabilities in the normal course of business.

At December 31, 2007, the Company had current assets of $13,145,000 and current liabilities of $11,190,000, resulting in net current assets of $1,955,000. For the six months ended December 31, 2007, the Company incurred negative operating cash flow of $11,174,000 and a loss from operations for the period of $13,249,000.

At December 31, 2007, the Company had limited sources of ongoing revenues and its current product candidates were not expected to begin generating cash inflows for at least three years. Accordingly, the Company expects that it will need to raise additional cash through (a) non-dilutive collaboration development partnerships and/or (b) sales of equity and/or debt capital in future periods.

Having regard to these matters, the Company believes that the going concern basis upon which the consolidated financial statements are prepared continues to be appropriate for the following reasons:

(i) Between June 30, 2007 and the date of this report, the Company has raised $18,387,000, net of issue costs, through the sale of shares and warrants, as further described in Note 3.

(ii) The collaboration agreement entered into with Pfizer, Inc (“Pfizer”) is currently expected to provide the Company with annual research and development funding of $2,000,000, payable quarterly, commencing in calendar year 2008.

(iii) The Company has a $1,500,000 note receivable, plus interest, due April 2008 in connection with the Company’s sale of AION Diagnostics Limited (“AION”).

(iv) In January 2008, the Company sold and licensed intellectual property and other assets concerned with nutraceuticals and food science applications of BioSilicon™ as further described in Note 9.

(v) Prior to June 30, 2007, the Company had redeemed all its remaining convertible note obligations.

(vi) The Company believes that it has the capacity and track record to raise additional working capital through the sale of equity or debt to third parties, or a combination thereof.

The Company believes that the basis upon which the financial statements are prepared is appropriate in the circumstances. However, in the event that the Company is unable to raise additional capital from time to time as required, there would be substantial doubt as to the ability of the Company to continue as a going concern. Should the Company not continue as a going concern and pay its debts as and when they fall due, it may be unable to realize its assets and discharge its liabilities in the normal course of business and at the amounts stated in the consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of pSivida Limited and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates, and such differences could be material to the accompanying unaudited condensed consolidated financial statements.

Foreign currency translation

Functional currency

Upon the acquisition of pSivida Inc (formerly Control Delivery Systems Inc (“CDS”)) in December 2005, the Company determined that the United States was the primary economic environment in which the Company operated. Accordingly, effective January 1, 2006, the Company changed its functional currency from A$ to US$. The functional currency of each other entity is the currency of the primary economic environment in which that entity operates, primarily the U.S. dollar or the Pound Sterling.

Foreign currency transactions

In preparing the financial statements of the individual entities, transactions denominated in currencies other than the entity’s functional currency (“foreign currencies”) are recorded at the rate of exchange prevailing on the dates of the transactions. At each balance sheet date, monetary items denominated in foreign currencies are retranslated at the exchange rate prevailing at that date. Gains and losses arising from transactions denominated in foreign currencies are included in other income (loss) in the accompanying unaudited condensed consolidated financial statements.

Foreign operations

On consolidation, the assets and liabilities of the entities whose functional currency differs from the Company’s US$ reporting currency are translated at exchange rates prevailing at the reporting date. Income and expense items are translated at the average exchange rates for the period. Exchange differences are included in stockholders’ equity as a component of accumulated other comprehensive income (loss) and are recognized in the consolidated statement of operations on disposal of the foreign operation.

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

Debt and equity instruments

Debt and equity instruments are classified as either liabilities or equity in accordance with the substance of the contractual arrangement. Warrants and options issued in connection with share issues that are denominated in a currency (A$) other than the issuer’s functional currency (US$) are treated as a derivative liability, reflecting the variable amount of functional currency to be received upon potential exercise. After initial recognition, subsequent changes in the fair value of the derivative liability are recorded in the consolidated statement of operations in each reporting period. Fair value is determined using a Black-Scholes valuation model.

Convertible notes

The proceeds received upon the issuance of a convertible note with detachable warrants are allocated into liability and equity components on a relative fair value basis. Management reviews the terms of a compound instrument to determine whether there are embedded derivatives that may be required to be bifurcated and accounted for separately as a derivative financial instrument. In connection with the Company’s issuance of convertible notes during the years ended June 30, 2007 and 2006, management determined that the noteholder conversion options were required to be bifurcated and accounted for separately as a derivative financial instrument. Bifurcated embedded derivatives are initially recorded at fair value as a reduction of the liability component of the convertible debt instrument. Changes in the fair value of the embedded derivative are recorded in the consolidated statement of operations in each subsequent reporting period. Fair value is estimated using a Binomial Tree Model. At December 31, 2007 and June 30, 2007, the Company had no embedded derivative liabilities that required bifurcation as its convertible notes were redeemed in full prior to June 30, 2007.

Amendments of convertible note transactions are accounted for as debt extinguishments or modifications based upon an assessment of the future cash flows of the amended note, including cash and non-cash consideration, compared to the future cash flows of the original note. The respective future cash flows are discounted using the imputed interest rate determined for the original note transaction. If the resulting present values reflect a change of greater than 10%, the transaction is accounted for as an extinguishment of debt and the issuance of a new convertible debt instrument. Alternatively, the amendment is treated as a modification of the original debt instrument. Debt issue costs paid to third parties in connection with an amendment accounted for as an extinguishment are treated as a deferred cost, subject to amortization, whereas debt issue costs related to a debt modification are expensed as a period cost. During the six months ended December 31, 2006, the Company entered into three amendments of a convertible note previously issued on November 16, 2005 to Sandell Asset Management (“Sandell”), two of which were accounted for as debt extinguishments (see Note 4) and one of which was accounted for as a debt modification.

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

Acquired goodwill and intangible assets

The Company determines the estimated fair values of certain intangible assets with definitive lives based on valuations performed by the Company at the time of their acquisition in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”).

Goodwill acquired in a business combination is initially measured as the excess of the cost of the business combination over the acquirer’s interest in the net fair value of the identifiable assets, liabilities and contingent liabilities recognized in accordance with SFAS 141. All potential intangible assets acquired in a business combination are identified and recognized separately from goodwill where they satisfy the definition of an intangible asset and their fair value can be measured reliably. The Company amortizes its intangible assets on a straight-line basis over their estimated useful lives. In-process research and development (“IPR&D”) projects acquired in a business combination are recognized in the acquisition balance sheet but are then written off immediately to the consolidated statement of operations where the technological feasibility of the IPR&D has not yet been established and it has no alternative future use. The Company evaluates goodwill for impairment annually as of June 30 and whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable.

Impairment of long-lived assets

The Company evaluates long-lived assets, including intangible assets with definite lives, for impairment whenever events or other changes in circumstances (“triggering events”) indicate that the carrying value of an asset may no longer be recoverable. An evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. If the carrying value of an asset exceeds its expected future pre-tax undiscounted cash flows, the Company will write down the carrying value of the intangible asset to its fair value in the period identified. The Company calculates fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate.

At June 30, 2007, the Company identified triggering events in connection with its Retisert® intangible asset. The analysis of its recoverable amount resulted in an impairment write-down of $45,278,000 at June 30, 2007. There were no triggering events associated with our long-lived assets during the three and six months ended December 31, 2007.

Amortization of intangible assets totaled $986,000 and $1,964,000 during the three and six months ended December 31, 2007, respectively and $2,588,000 and $5,150,000 during the three and six months ended December 31, 2006, respectively. The carrying value of intangible assets at December 31, 2007 of $38,766,000 will be amortized on a straight-line basis over their remaining estimated useful life of 10 years.

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

Collaborative research and development

Collaborative research and development revenue comprises amounts received for research and development activities under the Company’s collaboration agreements. For contracts with specifically defined milestones, revenues from milestone payments related to agreements under which the Company has no continuing performance obligations are recognized upon achievement of the related milestone which represents the culmination of the earnings process. Revenues from milestone payments related to research collaboration agreements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: (i) the milestone payments are non-refundable; (ii) substantive effort is involved in achieving the milestone; and (iii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue when the collaborating party confirms that the performance obligations have been met.

Stock-based compensation

Effective July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their fair values. This Standard is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. The Company elected the “modified prospective” method of applying SFAS 123(R) pursuant to which restatement of prior period results was not required. Under this method, compensation expense is recognized beginning with the adoption date (i) based on the requirements of SFAS 123(R) for all share-based payments granted after the adoption date and (ii) based on the requirements of SFAS 123 for all awards granted to employees prior to the adoption date of SFAS 123(R) that were unvested at the adoption date. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS 123 permitted the recording of forfeitures on an actual basis. The Company estimates the fair value of its stock option awards on the grant date using the Black-Scholes option valuation model.

In connection with the December 2005 acquisition of CDS, the Company issued stock awards to CDS employees in exchange for their restricted CDS stock. Deferred compensation related to these non-vested ADSs was charged to compensation expense over the remaining vesting period.

The Company granted 5,450,000 options pursuant to its Employee Share Option Plan (“ESOP”) during the three and six months ended December 31, 2007. No options were exercised during the six months ended December 31, 2007. The exercise prices of all outstanding options at December 31, 2007 were in excess of the market price of the Company’s shares at that date and, accordingly, the options had no intrinsic value.

The Company measured the fair value of options on their grant date using the Black-Scholes option pricing model. The risk free interest rate is based upon the Australian government bond rates over the expected life of the stock option. The expected life of the stock option is based on available historical data of similar option holders. Expected volatility is based on historical volatility of our stock over the expected life of the option. Key assumptions used to apply this pricing model to the ESOP are as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
	2007		2006		2007		2006
Risk-free interest rate		6.39%		5.89%		6.39%		5.89%

Weighted average expected life (in years)		4.61		4.49		4.61		4.49

Expected volatility		70.0%		65.0%		70.0%		65.0%

Expected dividends		—		—		—		—

Weighted average fair value	A$	0.062	A$	0.162	A$	0.062	A$	0.162

A reconciliation of stock option activity pursuant to the ESOP for the six months ended December 31, 2007 is summarized as follows:

	Number of Ordinary Share Options	Weighted Average Exercise Price	Remaining Contractual Life
		A$	(in years)
Outstanding at June 30, 2007	18,673,504	0.95
Granted	5,450,000	0.14
Exercised	—	—
Cancelled	(5,035,665)	0.66

Outstanding at December 31, 2007	19,087,839	0.75	2.84

Exercisable at December 31, 2007	12,183,671	1.05	1.94

Share-based compensation expense, including amortization of non-vested ADSs, is classified in the consolidated statements of operations for the three and six months ended December 31, 2007 and 2006 as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Research and development	$11	$109	$22	$437
Selling, general and administrative	44	99	64	364
Loss from discontinued operations	—	16	—	16

	$55	$224	$86	$817

As of December 31, 2007, there was $323,000 of unrecognized compensation expense related to non-vested share-based payment awards that is expected to be recognized over a weighted average period of 1.75 years.

Net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of ordinary shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the sum of (i) the weighted average number of ordinary shares outstanding and (ii) the weighted average number of ordinary shares that would be issued on the conversion of all dilutive securities outstanding. Potentially dilutive shares of 467,537,800 and 260,355,543 outstanding at December 31, 2007 and 2006 were not included in the calculation of diluted net loss per share for the three and six months ended December 31, 2007 and 2006, respectively, as their inclusion would be anti-dilutive.

Income tax

Deferred tax is accounted for using the comprehensive balance sheet liability method in respect of temporary differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax base of those items.

Deferred tax assets are recorded for carry-forward tax losses and deductible temporary differences. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

Current and deferred tax is recognized as an expense or as income in the consolidated statements of operations, except when it relates to items credited or debited directly to equity, in which case the deferred tax is recognized directly in equity, or where it arises from the initial accounting for a business combination, in which case it is taken into account in the determination of goodwill.

3.	Stockholders’ Equity

The Company has historically financed its operations primarily through the sale of equity securities.

Share Offering

In July 2007, the Company completed a sale of 14,402,000 units at a price of $1.25 per unit for gross proceeds of $18,002,000. Each unit consisted of (i) one ADS, representing ten ordinary shares; and (ii) one warrant to purchase 0.40 ADS, with a warrant exercise price of $1.65 per ADS. Of the total, 5,200,000 units were purchased by Pfizer in accordance with the terms of the Collaborative Research and License Agreement dated April 3, 2007. An additional 288,040 warrants to purchase ADSs were issued to the placement agents with a warrant exercise price of $1.65. The fair value of warrants was deducted from the related proceeds of the sale of shares as a share issue cost. In addition, the Company simultaneously completed a sale of ordinary shares and warrants to an Australian investor at the equivalent price of A$0.146 ($0.125) per unit. Each unit consisted of (i) one ordinary share; and (ii) one warrant to purchase 0.40 ordinary share, with a warrant exercise price of A$0.192 ($0.165) per ordinary share. This sale of 20,547,945 units resulted in additional gross proceeds of A$3,000,000 ($2,620,000). Aggregate share issue costs in respect of the July 2007 sales totaled $2,235,000, resulting in total net proceeds of $18,387,000.

Investor Warrants to Purchase ADSs and Common Shares

Investor warrants include warrants and options issued to investors as part of, or in connection with, the Company’s various debt and equity financing transactions. Investor warrants exclude all options issued under the ESOP, as well as options to purchase ADSs issued in connection with the CDS acquisition.

At December 31, 2007, the Company had outstanding the following US$-denominated investor warrants to purchase ADSs (each ADS is equivalent to ten ordinary shares) with a weighted average remaining life at December 31, 2007 of 4.2 years:

	Six Months Ended December 31,
	2007		2006
	Number of Warrants over ADSs	Weighted Average Exercise Price US$	Number of Warrants over ADSs	Weighted Average Exercise Price US$
Outstanding at beginning of period	22,733,151	2.00	766,803	8.12
Granted	6,048,840	1.65	10,625,001	1.89

Outstanding at end of period	28,781,991	1.92	11,391,804	2.31

Exercisable at end of period	28,781,991	1.92	11,391,804	2.31

At December 31, 2007, the Company had outstanding the following A$-denominated investor warrants to purchase ordinary shares with a weighted average remaining life at December 31, 2007 of 3.2 years:

	Six Months Ended December 31,
	2007		2006
	Number of Warrants Over Ordinary Shares	Weighted Average Exercise Price A$	Number of Warrants Over Ordinary Shares	Weighted Average Exercise Price A$
Outstanding at beginning of period	151,248,154	0.25	2,050,000	1.09
Granted	8,219,178	0.19	28,661,537	0.26

Outstanding at end of period	159,467,332	0.25	30,711,537	0.32

Exercisable at end of period	159,467,332	0.25	30,711,537	0.32

4.	Loss on Extinguishment of Debt

On September 14, 2006, the Company amended the terms of the convertible note issued to Sandell on November 16, 2005 (the “amended note”). The amended note continued to have a three-year term and to bear 8% interest payable quarterly in arrears in cash or, under certain conditions, at our option, in the form of ADSs. The conversion price was adjusted to $2.00 per ADS, subject to further adjustment based upon certain events or circumstances, including, without limitation, if 108% of the average market price of our ADSs for the ten trading days prior to April 30, 2007 was lower than the then current conversion price. Sandell’s conditional redemption rights under the original note were replaced by unilateral redemption rights for up to 50% of the amended note principal at each of July 31, 2007 and January 31, 2008. In connection with the amendment, the Company repaid $2.5 million of the outstanding note principal and agreed to pay $1.0 million in related fees, which were paid on September 14, 2006. Furthermore, as part of the amended note, Sandell extended the deadline for the registration statement required by the registration rights agreement to be declared effective by the SEC through October 15, 2006, with increased penalties if that deadline were missed. The registration statement was declared effective on September 29, 2006. The Company also granted to Sandell (i) Series A warrants to purchase 5.7 million ADSs exercisable for five years with an exercise price of $1.80 per ADS; (ii) a security interest in current royalties, subject to release upon any disposition of the royalty stream; and (iii) a guarantee by its US subsidiary, pSivida Inc.

The present value of the future cash flows of the amended note, including the $1.0 million of cash fees paid and the $8.7 million value of the Series A warrants granted, was determined to be substantially different compared to the future cash flows under the original note terms, both discounted using the effective interest rate determined under the original note. As a result, the Company recorded a loss on extinguishment of debt of $8,871,000, which represented the difference between the carrying amount of the original debt instrument and the consideration paid, including the value of the Series A warrants. The amended note, embedded conversion option derivative and the Series A warrants were valued using a Binomial Tree Model.

On October 17, 2006, the Company signed a letter agreement with Sandell further revising the terms of the amended note. Pursuant to that letter agreement, the requirement to maintain a net cash balance in excess of 30% of the outstanding principal amount of the amended note was waived until March 30, 2007 and instead the net cash balance required to be held through that date was reduced to $1.5 million. Sandell further waived any default that would otherwise have resulted from the unavailability of our resale prospectus until the filing with the SEC of our 2006 audited financial statements reconciled to U.S. GAAP. The Company filed those financial statements on October 31, 2006, thus satisfying the condition in the agreement. In exchange for the foregoing, the Company agreed to make (i) a one-time payment to Sandell of $800,000 on December 28, 2006 in satisfaction of registration rights penalties through the date of the letter agreement; and (ii) three payments of $150,000 on January 31, 2007, February 28, 2007 and March 30, 2007.

The present value of the future cash flows of the amended note, as further modified, was determined not to be substantially different compared to the future cash flows of the original amended note, both discounted using the effective interest rate as determined under the amended note dated September 14, 2006. Accordingly, the $450,000 of cash fees and the transaction costs directly related to the letter agreement reduced the carrying amount of the amended note, subject to amortization over the remaining term at an adjusted effective interest rate.

On December 29, 2006, we entered into a second amendment agreement with Sandell revising the amended note (the “second amended note”), pursuant to which Sandell agreed, subject to closing, to a general forbearance with respect to any defaults through March 31, 2007 or such earlier date as defined in the second amendment agreement, including the following:

•	Sandell agreed to allow us to transfer or grant security interests in certain of our assets which would be necessary if we were to complete a then potential transaction;

•

Sandell agreed to forego the cash interest payment due on January 2, 2007 in favor of adding approximately $306,000 to the outstanding principal amount of the convertible note, which amount represented the value of the ADSs which we would have issued to satisfy the payment had we met certain conditions allowing us to pay the interest with ADSs;

•	Sandell agreed to defer our scheduled payment of $800,000;

•	Sandell agreed to forgive $770,000 of pending registration delay penalties;

•	Sandell agreed to amend the debt covenants to release us from the obligation to satisfy a minimum cash balance test of 30% of the outstanding note principal; and

•

Sandell agreed that we would have until ten days after March 31, 2007, or such earlier date as defined in the second amendment agreement, to file a registration statement with respect to securities issuable on exercise of Sandell’s Series A warrants.

In return for the foregoing, we issued to Sandell Series C warrants to purchase 1.5 million ADSs over five years with an exercise price of $2.00 per ADS and agreed, upon receipt of required approvals, including shareholder approval, and satisfaction of other closing conditions, to issue additional Series D warrants to purchase 4.0 million ADSs over five years with an exercise price of $2.00 per ADS.

The present value of the future cash flows of the second amended note, including the value of the Series C warrants issued, was determined to be substantially different compared to the future cash flows of the amended note, both discounted using the effective interest rate as determined under the original amended note. We recorded a loss on extinguishment of debt of $3,276,000, which represented the difference between the carrying amount of the amended note instrument and the consideration paid, including the value of the Series C warrants.

In May 2007, the Company paid the Sandell convertible note in full.

5.	Derivative liabilities

The following table provides a reconciliation of derivative liabilities for the six months ended December 31, 2007 and the year ended June 30, 2007:

	Six Months Ended December 31, 2007	Year Ended June 30, 2007
	(In thousands)
Balance—beginning of period	$8,865	$1,800
In connection with warrants issued to investors (i)	590	15,632
In connection with issuance of and amendments to convertible notes (ii)	—	14,867
Write-off in connection with loss on extinguishment of debt (ii)	—	(12,000)
Decrease in fair value of derivatives	(6,021)	(11,434)

Balance—end of period	$3,434	$8,865

(i)	In connection with capital raising transactions during the year ended June 30, 2007, the Company issued ordinary shares together with detachable warrants (exercisable over four years) that were denominated in A$, which is different than the Company’s US$ functional currency. To the extent that the potential exercise of these warrants would result in a variable amount of proceeds in the issuer’s functional currency the fair value of the warrants was recorded as a derivative liability, with a corresponding reduction in share capital, subject to revaluation of the liability on a marked to market basis through the consolidated statements of operations.

In connection with a capital raising transaction in July 2007, the Company issued shares together with detachable warrants (exercisable over five years). Some warrants were denominated in US$ and others were denominated in A$. The fair value of the A$-denominated warrants was recorded as a derivative liability, with a corresponding reduction in share capital, subject to periodic revaluations of the liability on a marked to market basis through the consolidated statements of operations.

At December 31, 2007 and June 30, 2007 the fair values of these derivative liabilities totalled $3,433,000 and $8,865,000, respectively. The net reduction in the fair value of these derivative liabilities during the three and six months ended December 31, 2007 resulted in income recognized of $1,828,000 and $6,021,000 respectively.

(ii)	The conversion option derivative liabilities arose in connection with the issuance and amendments of the Sandell subordinated convertible note described above and in connection with the issuance of subordinated convertible notes to certain institutional investors (hereinafter referred to as “Absolute”) in September 2006. The terms of these notes created hybrid financial instruments that consisted of a loan host contract and a compound embedded derivative. The net reduction in the fair value of these derivative liabilities during the three and six months ended December 31, 2006 resulted in income recognized of $4,100,000 and $2,067,000, respectively. The fair values of the conversion option derivative immediately prior to the September 14, 2006 and December 29, 2006 amendments of the Sandell convertible note, each in the amount of $4,000,000 were written off through the consolidated statements of operations as part of the calculation of the loss on extinguishment of debt (see Note 4).

6.	Income Tax

Deferred income tax benefit for the three and six months ended December 31, 2007 was $16,000 and $224,000, respectively. This compares to deferred income tax benefit of $586,000 and $3,489,000, respectively for the three and six months ended December 31, 2006. The recorded tax benefit in the Company’s consolidated financial statements differs from the amount calculated using the U.S. statutory corporate tax rate of 34%. This difference is primarily attributable to valuation allowances that the Company records against its deferred tax assets, primarily related to tax loss carryforwards as well as income or losses in jurisdictions with different tax rates. The valuation allowances are recorded since there is no evidence that the Company will have sufficient taxable income to utilize a portion of its tax loss carryforwards.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company has adopted FIN 48 as of July 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s unaudited condensed consolidated financial statements. As of the adoption date and as of December 31, 2007, the Company had no significant unrecognized tax benefits other than tax losses not recognized in the accompanying unaudited condensed consolidated financial statements.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007 the Company had no accrued penalties or interest related to uncertain tax positions.

The parent company and all of its subsidiaries have incurred operating losses since inception. The entities within the consolidated group had net operating loss (“NOL”) carryforwards in various tax jurisdictions at December 31, 2007. The Company’s U.S. Federal tax returns for calendar 2004, 2005 and 2006 remain subject to examination by the Internal Revenue Service. The Company’s U.K. tax returns for the years ended June 30, 2006 and 2007 remain subject to examination. The Company’s Australian tax returns for the years ended June 30, 2004, 2005, 2006 and 2007 remain subject to examination.

The Company is currently conducting a study of its U.S. NOL carryforwards incurred subsequent to December 31, 2005 to determine whether such amounts are limited in terms of how quickly they can be used under Internal Revenue Code Section 382. The Company does not believe the limitations would, if applicable, significantly impact its ability to offset future taxable income with available NOLs.

As of December 31, 2007 the Company has recorded a valuation allowance of $22.8 million against deferred tax assets related to these net operating loss carryforwards since there is no evidence that the Company will have sufficient taxable income to utilize these carryforwards. As a result, any loss of deductions in these tax filing jurisdictions is unlikely to result in an adjustment to the Company’s deferred tax assets or liabilities.

7.	Discontinued Operations

On April 12, 2007, the Company sold its entire interest in its former subsidiary AION Diagnostics Limited (“AION”) to GEM Global Yield Fund (“GEM”). Total consideration included cash payments totaling $1.85 million and a $1.5 million promissory note due in April 2008. Interest on the note accrues at an annual rate of 8% compounded monthly and due at maturity. The operating results of AION for the three and six months ended December 31, 2006 were included as discontinued operations in the accompanying unaudited condensed consolidated financial statements. During those periods, AION generated no revenues and there was no income tax benefit associated with its operating loss.

8.	Comprehensive Loss

Comprehensive loss for the three and six months ended December 31, 2007 and 2006 is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net loss	$(5,795)	$(10,607)	$(6,590)	$(31,059)
Foreign currency translation adjustments	(1,348)	2,466	(167)	4,139

Comprehensive loss	$(7,143)	$(8,141)	$(6,757)	$(26,920)

9.	Subsequent Event

On January 17, 2008, the Company sold and licensed intellectual property and sold other assets related to nutraceuticals and food science applications of BioSilicon to Intrinsiq Materials Cayman Limited (“Intrinsiq”). Intrinsiq paid $500,000 at closing and agreed to make additional payments totaling $730,000 over 12 months. The Company is required to spend approximately $460,000 to develop the Company’s BioSilicon manufacturing capacity and is obligated to enter into a supply chain agreement with Intrinsiq. Subject to its right to terminate the license upon 90 days prior written notice, Intrinsiq will be obligated to pay the Company minimum royalties of $3.95 million over five years, of which $500,000 would be payable 18 months after the closing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: availability of capital; ability to achieve profitability; development, approval and marketing of products by us and by our collaborative partners; ability to secure and maintain collaborations; protection and infringement of intellectual property; competition; risks of international operations; manufacturing problems; level of third-party reimbursement; ability to retain key personnel; product liability; management of business changes; compliance with laws and regulations; achievement and maintenance of effective internal control over financial reporting; asset impairment; ability to maintain ASX and NASDAQ listing; dilution; effects of future financings; the risks of influence by large shareholders and licensees; possible incurrence of registration penalties and other factors that may be described in our filings with the SEC. These risks and uncertainties are discussed in Item 3.D. “Risk Factors” in our Annual Report on Form 20-F for the fiscal year ended June 30, 2007 and in this and our other filings with the SEC. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.

Our Business

We are a global drug delivery company committed to the biomedical sector and the development of therapeutic delivery products. Retisert is approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of posterior uveitis. Vitrasert® is FDA approved for the treatment of AIDS-related CMV Retinitis. The Company has licensed the technologies underlying both of these products to Bausch & Lomb. The technology underlying the Medidur™ for diabetic macular edema (“DME”) product candidate using fluocinolone acetonide (“Medidur FA for DME”) is licensed to Alimera Sciences and is in Phase III clinical trials. The Company has a worldwide collaborative research and license agreement with Pfizer for certain of the Company’s technologies, including the technology underlying Medidur, in certain ophthalmic applications.

We own the rights to develop and commercialize a novel-porous biomaterial composed of nanostructured elemental silicon, known as BioSilicon, which has potential applications in drug delivery, wound healing, orthopedics and tissue engineering. The most advanced BioSilicon product, BrachySil™, delivers phosphorus-32, a beta-emitting radioactive isotope shown to shrink tumors, directly to solid tumors. We recently completed a Phase IIa clinical trial of BrachySil for the treatment of pancreatic cancer and expect to begin a Phase IIb dose ranging clinical trial during the quarter ending March 31, 2008.

BioSilicon™, BrachySil™ and Medidur™ are our trademarks. Retisert® and Vitrasert® are Bausch & Lomb’s trademarks.

Summary of Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. GAAP. In preparing these financial statements, we make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments and assumptions, which management believes are reasonable under the circumstances and are based upon the information available at the time, cannot be made with certainty. These estimates, judgments and assumptions may change as new events occur or as additional information is obtained, and actual results may differ from these estimates under different assumptions or conditions. While there are a number of accounting policies, methods and estimates affecting our financial statements as described in Note 2 to the accompanying unaudited condensed consolidated financial statements, management has identified certain of these accounting policies to be critical to aid in a full understanding and evaluation of our financial condition and results of operations. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make subjective or complex judgments that could have a material effect on our financial condition and results of operations. We believe the following critical accounting policies, and our procedures relating to these policies, include our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Intangible assets and goodwill

Intangible assets acquired in a business combination

All potential intangible assets acquired in a business combination are identified and recognized separately from goodwill where they satisfy the definition of an intangible asset and their fair value can be measured reliably.

We determined that the portion of the CDS purchase price allocation assigned to Medidur met the definition of in-process research and development, or IPR&D, as the product was in Phase III clinical trials, had not been approved by the FDA and did not have alternative future use other than the indications for which it was in development. As such, the value assigned to Medidur was immediately expensed on the acquisition date in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

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

On the basis of these and other considerations, our judgment was that the acquired patents had an estimated useful life of 12 years from the date of acquisition.

Goodwill

Goodwill arising on consolidation consists of the excess of the cost of the acquisition over our interest in the fair value of the identifiable assets and liabilities at the date of acquisition. The excess of the purchase price over the fair value of the assets and liabilities of CDS acquired at December 30, 2005, or $30.5 million, was recorded as purchased goodwill and is subject to testing for impairment on at least an annual basis. In applying impairment testing, our judgment was that the consolidated entity is the deemed reporting unit. In making this determination we considered that (1) we operate in one business segment, the biotechnology sector; and (2) our executive management assesses operating performance and reviews financial statements predominantly at the consolidated level.

The Company assessed goodwill for impairment at June 30, 2007. The cash flow projections were based on the expectations and forecasts of management covering a 10.5 year period (the remaining estimated useful life of the Company’s patents) and applying a discount rate in reference to a weighted average cost of capital for the Company of approximately 17.5%. Management believes the estimated useful life to be a reasonable period to consider based on the nature of the industry and the often long product development cycles prior to commercialization. Cash flows were estimated based on current numbers of patients diagnosed with the condition which the Company’s products are developed to treat, with growth rates based on generally expected trends, ranging between zero percentage increases and up to 4% per annum. Management considers such growth rates to be reasonable. Market penetration rates were developed based on currently available sales results and on management’s future expectations and range from between 0.4% to 12%. Management considers the market penetration rates applied to be reasonable based on the unmet need of the conditions for which the Company’s products are being developed to treat. Development costs were estimated based on historical costs and on management’s development plans currently in place, with general and administrative costs assumed to grow at the rate of 5% per annum after a period of three years for which detailed cost budgets have been prepared by management.

Impairment of Intangible Assets

The Company reviews its intangible assets for impairment whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. At December 31, 2006 and at June 30, 2007, the Company identified triggering events that required in-depth assessment of the recoverability of the carrying value of its Retisert and BrachySil intangible assets. The valuation assessment required detailed analysis of projected future cash inflows and cash outflows associated with each intangible asset. These projections required the application of numerous judgments. In the case of Retisert, a commercialized product with two years of sales history, these judgments and estimates included market penetration rates, estimated market growth, potential impact of new technologies under development, penetration rate for re-implants and appropriate weighted average cost of capital rate to discount the future cash flows. In the case of BrachySil, a product candidate then in Phase IIa clinical trial, other estimates included the cost and duration of later stage clinical trials, timing of regulatory approval and the probability of a collaboration agreement with a third party.

At June 30, 2007, the Company recorded an impairment write-down of $45.3 million in connection with its Retisert patents.

If the actual cash flows are significantly different from the projected amounts, the Company may be required to record additional impairment write-downs against the $94.1 million of carrying value of goodwill and other intangible assets at December 31, 2007.

Accounting for Convertible Notes

The Company financed its activities partially through the issuance of convertible notes with detachable warrants in November 2005 and September 2006 to institutional investors. These compound instruments require analysis of their component parts and appropriate classification as liabilities and equity. We concluded that the note holder conversion option was an embedded derivative that required bifurcation and classification as a derivative liability subject to fair value adjustment through the consolidated statements of operations. The fair value of the embedded derivative was estimated using the Binomial Tree Model, taking into account assumptions as to share price volatility, dividend yield and market interest rates for a comparable non-convertible debt instrument.

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

During the year ended June 30, 2007, the Company entered into multiple amendments of the terms of the Sandell convertible note. For each amendment, the Company estimated the present value of the future cash flows of the amended note, including cash and non-cash consideration, against that of the pre-amendment note. If the resulting present values reflected a change of greater than 10%, the pre-amendment note was accounted for as an extinguishment of debt and the issuance of a new compound debt instrument. Alternatively, the amendment was treated as a modification of the original debt instrument. As more fully described in Note 4 of the accompanying unaudited condensed consolidated financial statements, during the six months ended December 31, 2006, the Company entered into three amendments of its Sandell convertible note, two of which resulted in extinguishment of the prior debt instrument and one of which was treated as a debt modification.

Accounting for Business Combinations

We account for business combinations using the purchase method of accounting and, accordingly, the assets and liabilities of the acquired entity are recorded at their estimated fair values at the date of acquisition. Cost is measured as the fair value of the assets given, shares issued or liabilities incurred or assumed at the date of exchange plus costs directly attributable to the acquisition. The excess of the cost of acquisition over the fair value of the identifiable net assets acquired is recorded as goodwill.

In applying the purchase method to our acquisition of CDS, we made various estimates and assumptions concerning the valuation of the consideration paid by us and the fair values of the assets and liabilities of CDS. These included the following considerations:

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

•

We made a judgment that the value of 8,991,930 non-vested ordinary shares issued in exchange for non-vested CDS common shares outstanding should not be discounted from the fair value per share determined for the vested ordinary shares on the basis that (1) the holders had the same rights as normal holders of ordinary shares and (2) the Company’s estimate was that all of the underlying shares would vest.

•	We estimated the fair value of share-based payments to the issuance of 1,724,460 vested share options in exchange for the outstanding vested CDS options.

•

We estimated the value of identifiable intangibles of CDS (Vitrasert, Retisert and Medidur) utilizing the discounted value of projected cash flows. We reviewed the estimated future cash flows and the discount rates used to calculate a present value. The patents supporting Vitrasert were given no value based upon the judgment that the incidence of the disease to which the application of this technology relates had significantly decreased due to advancements in the treatment of AIDS. Projected cash flows for Medidur were adjusted downwards after applying an estimated probability of successful commercialization in light of that product’s then current stage of development. As a result of these analyses, the value ascribed to patents was associated with Retisert, and the value attributed to in-process research and development was related to Medidur.

Results of Operations

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006:

	Three Months Ended December 31,		Increase (Decrease)	% Change
	2007	2006	2006 to 2007	2006 to 2007
	(In thousands except percentages)
Revenues	$128	$508	$(380)	(75)%

Operating expenses:
Research and development	4,946	5,457	(511)	(9)%
Selling, general and administrative	3,218	3,551	(333)	(9)%

Total operating expenses	8,164	9,008	(844)	(9)%

Loss from operations	(8,036)	(8,500)	(464)	(5)%
Other income (expense):
Change in fair value of derivative	1,828	4,100	(2,272)	(55)%
Interest income	187	39	148	379%
Interest and finance costs	(151)	(3,073)	(2,922)	(95)%
Loss on extinguishment of debt	—	(3,276)	3,276	na
Other	361	(1)	362	na

Total other income (expense)	2,225	(2,211)	(4,436)	(201)%

Loss from continuing operations before income taxes	(5,811)	(10,711)	(4,900)	(46)%
Deferred income tax benefit	16	586	(570)	(97)%

Net loss from continuing operations	(5,795)	(10,125)	(4,330)	(43)%
Net loss from discontinued operations	—	(482)	482	na

Net loss	$(5,795)	$(10,607)	$(4,812)	(45)%

na = not applicable

Revenue

Revenue decreased by $380,000, or 75%, to $128,000 for the three months ended December 31, 2007 from $508,000 for the three months ended December 31, 2006. The decrease was primarily attributable to a $189,000 reduction of revenue related to evaluation agreements for certain of our drug delivery technologies and a $203,000 decrease in royalty income earned from Bausch & Lomb on its sales of Retisert.

Pursuant to a June 2005 royalty advance agreement, Bausch & Lomb has retained (a) 50% of Retisert royalties otherwise payable to the Company through June 30, 2007 and (b) 100% of Retisert royalties otherwise payable to the Company subsequent to June 30, 2007. Subsequent to December 31, 2007, Bausch & Lomb is entitled to retain an additional $3.6 million of Retisert royalties otherwise payable to the Company. Accordingly we do not expect to receive any Retisert royalty income from Bausch & Lomb through at least the fiscal year ending June 30, 2008.

Royalties retained by Bausch & Lomb pursuant to the royalty advance agreement which would otherwise have been payable to the Company for the three months ended December 31, 2007 were $541,000. This was a 33% increase from $406,000 paid or otherwise payable to the Company in the same quarter a year earlier and a 6% increase from $510,000 otherwise payable to the Company in the preceding quarter.

Research and Development

Research and development decreased by $511,000, or 9%, to approximately $4.9 million for the three months ended December 31, 2007 from approximately $5.5 million for the three months ended December 31, 2006. This decrease was primarily attributable to the following factors:

•

A decrease of approximately $1.6 million in amortization of intangible assets due to the effect of (i) the $45.3 million asset impairment write-down at June 30, 2007 related to our Retisert patent and (ii) the revision of the expected useful life for our BrachySil intangible assets from 7 years to 11 years effective as of December 31, 2006; and

•

A decrease of approximately $700,000 in our U.K. and Singapore-based operating expenses as a result of (i) personnel cost reductions in the United Kingdom which were implemented as cost reduction measures and (ii) reduced depreciation expense; partially offset by

•	an increase of approximately $1.7 million for shared development costs related to the Phase III clinical trial of the Medidur FA for DME product candidate.

Selling, General and Administrative

Selling, general and administrative costs decreased by $333,000, or 9%, to approximately $3.2 million for the three months ended December 31, 2007 from approximately $3.6 million for the three months ended December 31, 2006. This decrease was primarily attributable to the following factors:

•	a decrease of approximately $200,000 of personnel and related costs related to our Australian operations resulting from the ongoing consolidation of functions in Boston, Massachusetts;

•	a decrease of approximately $200,000 in legal and audit fees; and

•	a decrease of approximately $200,000 related to fees incurred in the prior year period for financing transaction alternatives that were not consummated; partially offset by

•	approximately $200,000 of current period costs incurred for market development research for certain product candidates.

Change in Fair Value of Derivative

Change in fair value of derivative represented income of approximately $1.8 million for the three months ended December 31, 2007 compared to income of approximately $4.1 million for the three months ended December 31, 2006.

For the quarter ended December 31, 2007, the change in fair value of derivative related to warrants issued in financing transactions denominated in A$ resulted in income of approximately $1.8 million primarily due to a decrease in the market price of our ordinary shares during that period. These derivative liabilities will be subject to future revaluation through expiration, or earlier exercise, of the underlying warrants. Several factors, primarily decreases or increases in the Company’s share price, will impact income or expense amounts, respectively, to be recorded in future periods.

For the quarter ended December 31, 2006, the change in fair value of derivative related to the embedded conversion features of our convertible notes and resulted in income of approximately $4.1 million primarily due to a decrease in the market price of our ordinary shares. As previously indicated, there was no derivative liability associated with convertible notes during the three months ended December 31, 2007.

Interest Income

Interest income increased by approximately $148,000, or 379%, to $187,000 for the three months ended December 31, 2007 from $39,000 for the three months ended December 31, 2006. This increase was attributable to (i) interest earned on cash equivalent balances resulting from the July 2007 share issue and (i) interest accrued on the $1.5 million note receivable due April 2008 in connection with the April 2007 sale of our former subsidiary, AION Diagnostics Limited.

Interest and Finance Costs

Interest and finance costs decreased by approximately $2.9 million, or 95%, to $151,000 for the three months ended December 31, 2007 from approximately $3.1 million for the three months ended December 31, 2006. Interest and finance costs during the three months ended December 31, 2006 consisted predominantly of (i) approximately $438,000 of interest expense and approximately $1.4 million of amortization of debt discount and issue costs in connection with convertible notes which were subsequently redeemed prior to June 30, 2007 and (ii) approximately $1.1 million of registration rights delay penalties. In addition, during each of the three months ended December 31, 2007 and 2006, we accrued approximately $150,000 of interest expense on the portion of shared Medidur FA for DME product candidate development costs that we elected not to pay.

Loss on Extinguishment of Debt

Loss on extinguishment of debt totaled approximately $3.3 million for the three months ended December 31, 2006. In December 2006, we entered into a second amendment agreement in connection with the Sandell convertible note. The terms of the second amendment agreement met the criteria that required the previously amended note to be accounted for as an extinguishment of debt and the second amended note to be accounted for as the issuance of a new convertible debt instrument. The terms of the amendment included issuance to Sandell of additional warrants to purchase 1.5 million ADSs (valued at $1.7 million using the Binomial Tree Model). The calculation of the loss on extinguishment included the value of this non-cash consideration issued to Sandell.

Other income

Other income for the three months ended December 31, 2007 totaled $361,000 and consisted of approximately $405,000 of income attributable to a revenue sharing arrangement with the provider of the Company’s ADS program, partially offset by net foreign currency exchange losses.

Deferred Income Tax Benefit

Deferred income tax benefit decreased to $16,000 for the three months ended December 31, 2007 from $586,000 for the three months ended December 31, 2006. The primary reason for the smaller benefit in the current period is that since June 30, 2007 valuation allowances have been required to offset essentially all net operating loss carryforwards created during the current period, which was not the case for the earlier period. The limitation on the ability to record deferred tax assets since June 30, 2007 was primarily attributable to the significant impairment write-down (and resulting decrease in the deferred tax liabilities) recorded in June, 2007 related to the Retisert intangible asset.

Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006:

	Six Months Ended December 31,		Increase (Decrease)	% Change
	2007	2006	2006 to 2007	2006 to 2007
	(In thousands except percentages)
Revenues	$231	$1,114	$(883)	(79)%

Operating expenses:
Research and development	8,417	11,724	(3,307)	(28)%
Selling, general and administrative	5,063	6,208	(1,145)	(18)%

Total operating expenses	13,480	17,932	(4,452)	(25)%

Loss from operations	(13,249)	(16,818)	(3,569)	(21)%
Other income (expense):
Change in fair value of derivative	6,021	2,067	3,954	191%
Interest income	413	90	323	359%
Interest and finance costs	(301)	(6,861)	(6,560)	(96)%
Loss on extinguishment of debt	—	(12,147)	12,147	na
Other	302	56	246	439%

Total other income (expense)	6,435	(16,795)	(23,230)	(138)%

Loss from continuing operations before income taxes	(6,814)	(33,613)	(26,799)	(80)%
Deferred income tax benefit	224	3,489	(3,265)	(94)%

Net loss from continuing operations	(6,590)	(30,124)	(23,534)	(78)%
Net loss from discontinued operations	—	(935)	935	na

Net loss	$(6,590)	$(31,059)	$(24,469)	(79)%

na = not applicable

Revenue

Revenue decreased by $883,000, or 79%, to $231,000 for the six months ended December 31, 2007 from $1.1 million for the six months ended December 31, 2006. The decrease was primarily attributable to a $432,000 reduction of revenue related to our collaboration and evaluation agreements for certain of our drug delivery technologies and a $451,000 decrease in royalty income earned from Bausch & Lomb on its sales of Retisert. In connection with an advance royalty agreement entered into with Bausch & Lomb in June 2005, royalties otherwise payable to the Company were retained by Bausch & Lomb for the six months ended December 31, 2007.

Royalties otherwise payable to the Company from Bausch & Lomb for the six months ended December 31, 2007 were approximately $1,051,000, which represented a 17% year over year increase from $901,000 paid or otherwise payable to the Company for the six months ended December 31, 2006 and a 1% increase from $1,040,000 paid or otherwise payable to the Company for the six months ended June 30, 2007.

Research and Development

Research and development decreased by approximately $3.3 million, or 28%, to approximately $8.4 million for the six months ended December 31, 2007 from approximately $11.7 million for the six months ended December 31, 2006. This decrease was primarily attributable to the following factors:

•

A decrease of approximately $3.2 million in amortization of intangible assets due to the effects of (i) the $45.3 million asset impairment write-down at June 30, 2007 related to our Retisert patent and (ii) the revision of the expected useful life for our BrachySil intangible assets from 7 years to 11 years effective as of December 31, 2006; and

•

A decrease of approximately $1.3 million in our U.K. and Singapore-based operating expenses as a result of (i) personnel cost reductions in the United Kingdom which were implemented as cost reduction measures and (ii) reduced depreciation expense related to a clean room facility that was fully depreciated at June 30, 2007; partially offset by

•	an increase of approximately $1.8 million for shared development costs related to the Phase III clinical trial of the Medidur FA for DME product candidate.

Selling, General and Administrative

Selling, general and administrative costs decreased by approximately $1.1 million, or 18%, to approximately $5.1 million for the six months ended December 31, 2007 from approximately $6.2 million for the six months ended December 31, 2006. This decrease was primarily attributable to the following factors:

•	a decrease of approximately $500,000 of personnel and related costs related to our Australian operations resulting from the ongoing consolidation of functions in Boston, Massachusetts;

•	a decrease of approximately $350,000 of share-based payments expense primarily related to the amortization of non-vested ADSs issued in connection with the December 2005 acquisition of CDS;

•	a decrease of approximately $300,000 in legal, audit and consulting fees; and

•	a decrease of approximately $200,000 related to fees incurred in the prior year period for financing transaction alternatives that were not consummated; partially offset by

•	approximately $200,000 of current period costs incurred for market development research for certain product candidates.

Change in Fair Value of Derivative

Change in fair value of derivative represented income of approximately $6.0 million for the six months ended December 31, 2007 compared to income of approximately $2.1 million for the six months ended December 31, 2006.

For the six months ended December 31, 2007, the change in fair value of derivative related to warrants issued in financing transactions denominated in A$ and resulted in income of approximately $6.0 million primarily due to a decrease in the market price of our ordinary shares during that period. These derivative liabilities will be subject to future revaluation through expiration, or earlier exercise, of the underlying warrants. Several factors, primarily decreases or increases in the Company’s share price, will impact income or expense amounts, respectively, to be recorded in future periods.

For the six months ended December 31, 2006, the change in fair value of derivative related to the embedded conversion features of our convertible notes and resulted in income of approximately $2.1 million primarily due to a decrease in the market price of our ordinary shares. As previously indicated, there was no derivative liability associated with convertible notes during the six months ended December 31, 2007.

Interest Income

Interest income increased by approximately $323,000, or 359%, to $413,000 for the six months ended December 31, 2007 from $90,000 for the six months ended December 31, 2006. This increase was attributable to (i) interest earned on cash equivalent balances resulting from the July 2007 share issue and (i) interest accrued on the $1.5 million note receivable due April 2008 in connection with the April 2007 sale of our former subsidiary, AION Diagnostics Limited.

Interest and Finance Costs

Interest and finance costs decreased by approximately $6.6 million, or 96%, to $301,000 for the six months ended December 31, 2007 from approximately $6.9 million for the six months ended December 31, 2006. Interest and finance costs during the six months ended December 31, 2006 consisted predominantly of (i) approximately $739,000 of interest expense and approximately $3.4 million of amortization of debt discount and issue costs in connection with convertible notes which were subsequently redeemed prior to June 30, 2007 and (ii) approximately $2.4 million of registration rights delay penalties. As of June 30, 2007, all required registration statements had been filed with and declared effective by the SEC. In addition, during each of the six months ended December 31, 2007 and 2006 we accrued approximately $301,000 and $262,000, respectively, of interest expense on the portion of shared Medidur FA for DME product candidate development costs that we elected not to pay.

Loss on Extinguishment of Debt

Loss on extinguishment of debt totaled approximately $12.1 million for the six months ended December 31, 2006. In September 2006, we amended the terms of the convertible promissory note issued to Sandell in November 2005. The terms of the amendment agreement met the criteria that required the original note to be accounted for as an extinguishment of debt and the amended note to be accounted for as the issuance of a new convertible debt instrument. The terms of the amendment included consideration issued to Sandell of (i) warrants to purchase 5.7 million ADS (valued at $8.7 million using the Binomial Tree Model); and (ii) the payment of $1.0 million in cash. The calculation of the loss on extinguishment included the cash and non-cash consideration issued to Sandell. In December 2006, we entered into a second amendment agreement in connection with the Sandell convertible note. The terms of the second amendment agreement met the criteria that required the previously amended note to be accounted for as an extinguishment of debt and the second amended note to be accounted for as the issuance of a new convertible debt instrument. The terms of the amendment included the issuance to Sandell of additional warrants to purchase 1.5 million ADSs (valued at $1.7 million using the Binomial Tree Model). The calculation of the loss on extinguishment included the value of this non-cash consideration issued to Sandell.

Other income

Other income increased by $246,000, or 439%, to $302,000 for the six months ended December 31, 2007 from $56,000 for the six months ended December 31, 2006. This increase consisted of $405,000 of income attributable to a revenue sharing arrangement with the provider of the Company’s ADR program, partially offset by net foreign exchange losses of approximately $236,000.

Deferred Income Tax Benefit

Deferred income tax benefit decreased to $224,000 for the six months ended December 31, 2007 from approximately $3.5 million for the six months ended December 31, 2006. The primary reason for the smaller benefit in the current period is that since June 30, 2007 valuation allowances have been required to offset essentially all net operating loss carryforwards created during the current period, which was not the case for the earlier period. The limitation on the ability to record deferred tax assets since June 30, 2007 was primarily attributable to the significant impairment write-down (and resulting decrease in the deferred tax liabilities) recorded in June, 2007 related to the Retisert intangible asset.

Liquidity and Capital Resources

We have incurred operating losses since inception, and at December 31, 2007, we had a total accumulated deficit of $155.5 million. Our research and development and selling and administrative costs, in the aggregate, have exceeded our revenues, including revenues related to our two commercialized products, and, accordingly, our operations have generated negative cash flows. We expect to continue to generate negative cash flows at least until such time as one or more of our product candidates achieves regulatory approval and commences commercial sales. Since our inception, we have relied primarily on the proceeds from license fees, collaboration payments and sales of our equity and debt securities to fund our operations.

Cash and cash equivalents totaled approximately $9.8 million at December 31, 2007 compared to $2.7 million at June 30, 2007. Our existing cash resources will not be sufficient to fund the expenditures necessary over the next several years to support the commercial introduction of any of our current product candidates and to continue our operations until the time of such introduction. We believe that the combination of (i) existing cash balances; (ii) expected annual research and development funding of $2.0 million from Pfizer commencing in calendar year 2008; (iii) collection of the $1.5 million note receivable, plus interest, due April 2008 in connection with our sale of AION; and (iv) the initial $500,000 proceeds from the sale and license of certain intellectual property and assets for food science applications of BioSilicon to Intrinsiq will be sufficient to continue operations through at least September 30, 2008. However, we will need to raise additional funds through non-dilutive collaboration partnerships or a private or public offering of equity or debt securities prior to June 30, 2008 to continue to conduct our operations as we have been conducting them to date, including the development of our current product candidates for commercialization. If we do not raise additional funds prior to June 30, 2008, we will be required to scale back our operations significantly in order to continue as a going concern. We are unable to predict the types of financing that may be available to us. The terms and amount of any such financing will depend upon, amongst other things, the progress of our research and development activities, the price of our stock and general market conditions. Our goal would be to raise sufficient funds in order to conduct our operations as currently conducted through at least June 30, 2009.

The timing and amount of any future capital requirements, however, will depend upon many other factors, including, but not limited to:

•	the financial ability of GEM and Intrinsiq to make payments due to us under existing agreements;

•	the continuation of and success under our collaborative research and license agreement with Pfizer;

•	the success under our collaborative research and licensing agreement with Alimera Sciences, and the costs that we incur under that agreement;

•

the extent of Retisert royalties otherwise payable and the amount of time that elapses until the advance royalty agreement with Bausch & Lomb related to the Retisert product is completed, after which we will be entitled to receive Retisert royalty payments;

•	the extent of royalties received under our agreement with Intrinsiq;

•	the scope and extent of our operations;

•	our ability to establish and maintain additional strategic arrangements for research, development, clinical testing, manufacturing and marketing;

•	the successful completion and timing of satisfaction of development milestones;

•	the magnitude and scope of, and continued progress in, our other research and development programs;

•	the cost of operating as a public company under both Australian and U.S. law, and of any potential reincorporation transaction;

•	the progress of pre-clinical and clinical trials for our product candidates;

•	the time and costs involved in obtaining regulatory approvals; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

We do not know whether additional financing will be available when needed or on terms favorable to us or our stockholders. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, or to obtain funds through collaborations with others that are on unfavorable terms or that require us to relinquish certain rights to our technologies or products, including potentially our Medidur FA for DME product candidate that we would otherwise seek to develop in collaboration with Alimera Sciences or our lead BioSilicon product that we are currently developing on our own, or to curtail our operations in whole or in part. Further, we may be required to terminate our operations if we are not successful in raising additional funds.

Our consolidated statements of cash flows for the six months ended December 31, 2007 and 2006 are summarized as follows:

	2007	2006	Change
	(In thousands)
Net loss:	$(6,590)	$(31,059)	$24,469
Changes in operating assets and liabilities	(945)	2,120	(3,065)
Other adjustments to reconcile net loss to cash flows from operating activities	(3,639)	17,578	(21,217)

Cash flows from operating activities	(11,174)	(11,361)	187

Cash flows from investing activities	(89)	(55)	(34)

Cash flows from financing activities	18,387	4,449	13,938

Net cash used in operating activities totaled approximately $11.2 million for the six months ended December 31, 2007 compared to approximately $11.4 million for the six months ended December 31, 2006. The decrease of approximately $200,000 was primarily attributable to (a) the absence in the current period of $1.1 million of interest expense and registration rights penalties in connection with our convertible notes; and (b) a reduction of approximately $1.3 million of salaries and related benefits as a result of staff reductions in our U.K. operations, the consolidation of functions from Perth, Australia to Boston, Massachusetts and the prior year operations of AION Diagnostics Limited, which was sold in April 2007; substantially offset by (x) an increase of approximately $2.7 million in shared development costs of Medidur FA for DME paid to Alimera Sciences; and (y) a reduction of $135,000 in Retisert and Vitrasert royalties.

Net cash used in investing activities, which increased by $34,000, consisted entirely of purchases of property and equipment.

Net cash flows from financing activities totaled approximately $18.4 million for the six months ended December 31, 2007 compared to approximately $4.4 million for the six months ended December 31, 2006.

During the six months ended December 31, 2007, we sold 164,567,945 ordinary shares (consisting of 14,402,000 ADSs and 20,547,945 ordinary shares) for net proceeds of approximately $18.4 million. Pfizer purchased 5,200,000 ADSs (52,000,000 equivalent ordinary shares) of that total pursuant to the terms of the Collaborative Research and License Agreement entered into by the Company and Pfizer on April 3, 2007.

During the six months ended December 31, 2006, cash flows from financing activities consisted of the following transactions:

(a)	Share offering:

•	In December 2006, we sold 14,330,768 units, each representing one ordinary share together with two four-year warrants to purchase an ordinary share at A$0.26 per share for net proceeds of A$3.6 million ($2.8 million).

(b)	Issuance of Absolute convertible notes:

•	In September 2006, we sold $6.5 million principal amount of subordinated convertible notes with costs of $1.1 million.

(c)	Amendment of Sandell convertible note:

•	In connection with the September 14, 2006 amendment of the Sandell convertible note we (i) repaid $2.5 million of the note principal and (ii) made an additional payment to Sandell of $1.0 million. In connection with the amendment agreement we incurred costs of $220,000.

We had no borrowings or line of credit facilities as of December 31, 2007.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition (including changes thereto), revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

The following table summarizes our minimum contractual obligations as of December 31, 2007 to make payments under existing operating leases and outstanding purchase obligations.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating Lease Obligations	$1,298	$486	$718	$94	$—

Purchase Obligations	84	78	6	—	—

Total	$1,382	$564	$724	$94	$—

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

We also have contractual obligations that are variable in nature and, as such, are not included in the above table. These include the following:

Alimera Sciences agreement. In February 2005, CDS entered into a collaborative development and product license agreement with Alimera Sciences relating to the development of our Medidur FA for DME product candidate. Under the agreement, we jointly fund the development costs with Alimera Sciences. Should development efforts be successful, Alimera Sciences will manufacture and sell the product for us, subject to a profit sharing arrangement. In the event that we fail to make development payments exceeding $2.0 million for the product, Alimera Sciences may complete the development using other funds and substantially reduce our economic interest in any sales of the developed product from a share of profits to a sales-based royalty. As of December 31, 2007, we have chosen not to make accrued development payments to Alimera Sciences in an aggregate amount of approximately $1.9 million. Together with contractual penalties and accrued interest on these unfunded development costs, the aggregate balance of $3.9 million at December 31, 2007 will be offset against the Company’s initial profit share earned subsequent to commercialization of the Medidur FA for DME product candidate.

Executive contracts. The Company has agreements with four executive officers which will require the Company to make severance payments to them if the Company terminates their employment without cause or the executives resign for good cause. If the Company terminated all four executives as of this date, or if all four executives resigned for good cause on such date, the Company would be required to make aggregate payments up to approximately $900,000 to these executives. The Company may also be required to make additional aggregate payments of up to $800,000 to Dr. Ashton pursuant to a non-competition agreement. Payments under this non-competition agreement would be reduced on a dollar-for-dollar basis by any amounts paid to Dr. Ashton pursuant to the severance arrangements set forth in his employment agreement. The amounts payable to the Company’s executives pursuant to severance arrangements change over time depending upon the date of termination and their then current salaries.

Recent Accounting Pronouncements

In July 2006, FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (”FIN 48”), as an interpretation of SFAS No. 109, “Accounting for Income Taxes”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. The evaluation of a tax position in accordance with this Interpretation begins with a determination as to whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured at the largest amount of benefit that is more than 50 percent likely to be realized upon ultimate settlement for recognition in the financial statements. We implemented FIN 48 on July 1, 2007 and its adoption did not materially affect our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, of SFAS 159 on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141 (revised)”). SFAS No. 141 (revised) relates to business combinations and requires the acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company must adopt this standard for its 2010 fiscal year. The Company is currently evaluating the impact, if any, of the adoption of SFAS No. 141 (revised) on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that require sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning July 1, 2009. The Company is currently evaluating the impact, if any, of the adoption of SFAS 160 on its financial position, results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have exposure to changes in foreign currency exchange rates, valuation of derivative liabilities and interest rates.

Foreign Currency Exchange Rates

We conduct operations in two principal currencies, the U.S. dollar and the Pound Sterling. The U.S. dollar operates as the functional currency for our U.S. and Australian operations and the Pound Sterling as the functional currency for our U.K. operations. Cash to fund working capital requirements is managed centrally within each of the countries in which we operate. In connection with the ongoing consolidation of functions in the United States, cash and cash equivalents have become more concentrated in U.S. dollars.

At December 31, 2007, pSivida Limited had cash balances denominated in Australian dollars of A$309,000. The following table shows the sensitivity of our consolidated statements of operations to an appreciation or depreciation in the value of the Australian dollar currency against pSivida Limited’s U.S. dollar functional currency.

	A$ Depreciation			Current Rate	A$ Appreciation
	-15%	-10%	-5%		5%	10%	15%
	(In thousands of U.S. dollars)
(Loss)/Gain	$(41)	$(27)	$(14)	—	$14	$27	$41

Derivative Liabilities

In connection with several capital raising transactions during the year ended June 30, 2007 and during the six months ended December 31, 2007, we issued ordinary shares together with detachable warrants to purchase additional ordinary shares over a specified time period. To the extent that these warrants were denominated in A$, which is different than the Company’s US$ functional currency, the values of these warrants were recorded as derivative liabilities, subject to revaluation at subsequent reporting dates. The change in fair value of derivatives related to these investor warrants resulted in income of approximately $6.0 million during the six months ended December 31, 2007.

Our financial position and results of operations will be sensitive to future revaluations of these derivative liabilities. Factors that impact the fair value determination of these derivatives include, among others, fluctuations in our share price and imputed interest rates. Therefore, changes to any one of these factors can result in a significant impact to the fair value calculation of the derivative liabilities.

Interest Rates

Cash and cash equivalent balances are subject to variable interest rates. We do not consider our exposure to interest rates to be significant.

Item 4.	Controls and Procedures

Disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of such date. The basis for this determination is that, as discussed below, we previously identified a material weakness in our internal control over financial reporting as part of management’s assessment of the Company’s internal control over financial reporting as of June 30, 2007. We regard our internal control over financial reporting as an integral part of our disclosure controls and procedures.

In connection with our management’s assessment of our internal control over financial reporting reported in our annual report on Form 20-F for the year ended June 30, 2007, the following material weakness was identified as of June 30, 2007 for which remediation is in process:

•

A number of audit adjustments and additional disclosures have been made to the Company’s 2007 consolidated financial statements, principally including an adjustment to allocate the loss on extinguishment of debt between liability and equity, a reclassification adjustment to record the change in fair value of derivative on redemption of convertible debt with a corresponding change in the loss on extinguishment, the reversal of an amount of revenue, and related adjustments to income tax benefit recorded. Management has determined that these adjustments and reclassifications resulted from the control deficiency that there is an inadequate amount of accounting and finance personnel sufficiently trained to address certain of the major transactions and complex accounting and financial reporting matters that arise from time-to-time and that this control deficiency constitutes a material weakness.

Changes in internal control over financial reporting

In our annual report on Form 20-F for the year ended June 30, 2007, we identified the material weakness in our internal control over financial reporting set forth in the paragraph above. During the three months ended December 31, 2007, we implemented the following actions for purposes of complying with Section 404 of the Sarbanes-Oxley Act of 2002:

•

After having reduced the number of financial and accounting personnel during the year ended June 30, 2007 as a result of budgetary constraints, we continued the process of hiring sufficient additional U.S.-based financial and accounting personnel. In addition, we have also engaged financial consultants to supplement the Company’s accounting personnel.

•	We completed consolidation of the accounting and reporting functions in the U.S. office of the Company.

Other than those changes referenced above, there have been no other changes in our internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, “Item 3.D. Risk Factors” of our Annual Report on Form 20-F for the fiscal year ended June 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On October 18, 2007 and November 27, 2007, the Company issued stock options to certain executive officers, directors and an Australian-based employee of the Company under the pSivida Limited Employee Share Option Plan. The Company issued 750,000 options to each of Lori Freedman, Michael Soja, Aaron Finlay and the employee on October 18, 2007. The Company issued an aggregate of 2,450,000 options to David Mazzo, Paul Ashton, Michael Rogers and

Katherine Woodthorpe on November 27, 2007. The options were issued for no consideration and, upon vesting, grant the holder the right to purchase one ordinary share of the Company at any time until September 30, 2012 at an exercise price of A$0.1375. Depending upon the recipient, the options were privately placed either in accordance with Section 4(2) of the Securities Act of 1933, as amended, or Regulation S thereunder.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual General Meeting (“AGM”) of shareholders was held on November 27, 2007 in Melbourne, Australia. The resolutions proposed at the meeting were:

1.	To re-elect Dr. David Mazzo as a director of the Company.

2.	To re-elect Dr. Katherine Woodthorpe as a director of the Company.

3.	That approval be given for the grant of options (and the issue of shares on exercise of those options) under the pSivida Limited Employee Share Option Plan for a period of 3 years commencing on the date of this meeting.

4.	That approval is given for the issuance of 2,450,000 employee options to the directors named below.

a.	Dr. David Mazzo	750,000

b.	Mr. Michael Rogers	750,000

c.	Dr. Paul Ashton	750,000

d.	Dr. Katherine Woodthorpe	200,000

5.	That the Remuneration Report, as contained within the Directors’ Report for the financial year ended June

30, 2007 be adopted.

In accordance with Australian law and our Constitution, all resolutions proposed at the meeting were approved by a show of hands of the shareholders in attendance at the meeting. When a vote is conducted by show of hands, each shareholder who is present or represented by proxy at a meeting of shareholders is entitled to one vote. These results were consistent with the proxies which we solicited in accordance with Australian law and our Constitution, in the event that voting at the AGM had been conducted by poll. When voting is conducted by poll, each shareholder who is present or represented by proxy at a meeting of shareholders is entitled to one vote for each fully paid share held. The Company received proxies which showed the following votes.

Resolution			Votes For	Votes Against	Votes Abstained
1	To re-elect Dr David Mazzo as a director of the Company		116,415,087	4,490,390	590,750

2	To re-elect Dr Katherine Woodthorpe as a director of the Company		119,448,087	1,467,390	580,750

3	That approval is given for the grant of options (and the issue of shares on exercise of those options) under the pSivida Limited Employee Share Option Plan for a period of 3 years commencing on the date of this meeting		104,916,636	15,411,829	11,191,300

4	That approval is given for the issuance of 2,450,000 employee options to the directors named below:

	Dr. David Mazzo	750,000

	Mr. Michael Rogers	750,000

	Dr. Paul Ashton	750,000

	Dr. Katherine Woodthorpe	200,000	104,181,226	15,899,039	1,439,500

5	That the Remuneration Report, as contained within the Directors’ Report for the financial year ended June 30, 2007 be adopted		112,604,695	6,477,282	2,414,250

Mr. Michael Rogers and Dr. Paul Ashton also continued to serve as directors of the Company after the AGM.

Item 6.	Exhibits

(a)	Exhibits

3(i)/(ii)	Constitution of pSivida Limited, dated April 7, 2004, incorporated herein by reference to the registrant’s Form 20-F (Commission file number 000-51122) filed on January 20, 2005

10.1	Lease Renewal Agreement between pSivida Inc. and Exergen Corporation dated October 18, 2007

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporation by Reference

pSivida Limited hereby incorporates by reference this Quarterly Report on Form 10-Q, other than Exhibits 32.1 and 32.2 hereto, in the Company’s registration statements (Nos. 333-132776, 333-132777, 333-135428, 333-141083, 333-141091 and 333-143225) on Form F-3.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

pSivida Limited
(Registrant)

Date: February 11, 2008	By:	/s/ Paul Ashton
	Name:	Paul Ashton
	Title:	Managing Director

Date: February 11, 2008	By:	/s/ Michael J. Soja
	Name:	Michael J. Soja
	Title:	Vice President, Finance and Chief Financial Officer