Form 10-Q
period 2008-03-31
pSivida LTD
filed 2008-05-12
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 000-51122

pSivida Limited

(Exact name of registrant as specified in its charter)

Western Australia, Commonwealth of Australia	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 16 190 Queen Street Melbourne VIC 3000 Australia	N/A
(Address of principal executive offices)	(Zip Code)

+61-8-9227-8327

(Registrant’s telephone number, including area code)

Please send copies of notices and communications from the Securities and Exchange Commission to:

Lori H. Freedman, Esq.

pSivida Inc.

400 Pleasant Street

Watertown, MA 02472

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

730,518,775

(Number of issued and outstanding ordinary shares as of May 8, 2008)

PSIVIDA LIMITED AND SUBSIDIARIES

PSIVIDA LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	March 31, 2008	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$18,175	$2,670
Accounts and note receivable and other current assets	4,231	3,024

Total current assets	22,406	5,694
Property and equipment, net of accumulated depreciation of $4,636 and $4,631, respectively	308	512
Goodwill	55,386	55,496
Other intangibles, net of accumulated amortization of $71,847 and $69,010, respectively	37,766	40,802

Total assets	$115,866	$102,504

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,385	$7,536
Deferred revenue	10,250	356
Derivative liabilities	2,262	8,865

Total current liabilities	15,897	16,757
Deferred revenue	10,191	1,346
Deferred tax liabilities	616	852

	26,704	18,955

Stockholders’ equity:
Common stock, no par value, 730,518,775 and 565,950,830 shares issued and outstanding, respectively	—	—
Additional paid-in capital	243,156	225,211
Accumulated deficit	(160,958)	(148,867)
Accumulated other comprehensive income	6,964	7,205

Total stockholders’ equity	89,162	83,549

Total liabilities and stockholders’ equity	$115,866	$102,504

See notes to condensed consolidated financial statements

PSIVIDA LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Revenues:
Collaborative research and development	$503	$102	$681	$712
Royalty income	39	267	92	771

Total revenues	542	369	773	1,483

Operating expenses:
Research and development	3,605	5,153	12,022	16,877
Selling, general and administrative	3,546	2,064	8,609	8,272

Total operating expenses	7,151	7,217	20,631	25,149

Loss from operations	(6,609)	(6,848)	(19,858)	(23,666)

Other income (expense):
Change in fair value of derivatives	1,172	(6,673)	7,193	(4,606)
Interest income	121	62	534	152
Interest and finance costs	(206)	(1,962)	(507)	(8,823)
Loss on extinguishment of debt	—	—	—	(12,147)
Other income, net	6	39	308	95

Total other income (expense)	1,093	(8,534)	7,528	(25,329)

Loss from continuing operations before income taxes	(5,516)	(15,382)	(12,330)	(48,995)
Income tax benefit	15	3,544	239	7,033

Loss from continuing operations	(5,501)	(11,838)	(12,091)	(41,962)
Loss from discontinued operations	—	(359)	—	(1,294)

Net loss	$(5,501)	$(12,197)	$(12,091)	$(43,256)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.01)	$(0.03)	$(0.02)	$(0.10)
Loss from discontinued operations	—	—	—	—

Net loss	$(0.01)	$(0.03)	$(0.02)	$(0.11)

Weighted average ordinary shares outstanding:
Basic and diluted	730,519	435,119	725,641	410,241

See notes to condensed consolidated financial statements

PSIVIDA LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value Amount
Balance at July 1, 2007	565,950,830	$—	$225,211	$(148,867)	$7,205	$83,549

Comprehensive loss:
Net loss	—	—	—	(12,091)	—	(12,091)
Foreign currency translation adjustments	—	—	—	—	(241)	(241)

Total comprehensive loss						(12,332)

Proceeds from issuance of stock, net of issue costs	164,567,945	—	18,387	—	—	18,387
Stock-based compensation	—	—	148	—	—	148
Proceeds allocated to derivative liabilities in connection with warrants issued to investors	—	—	(590)	—	—	(590)

Balance at March 31, 2008	730,518,775	$—	$243,156	$(160,958)	$6,964	$89,162

See notes to condensed consolidated financial statements

PSIVIDA LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(12,091)	$(43,256)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization of property and equipment	320	1,578
Amortization of intangible assets	2,926	7,182
Amortization of convertible note debt discount and issue costs	—	4,680
Loss on extinguishment of debt	—	12,147
Non-cash interest expense	507	721
Change in fair value of derivatives	(7,193)	4,606
Stock-based compensation expense	148	672
Deferred income tax benefit	(239)	(7,033)
Changes in operating assets and liabilities:
Accounts and note receivable and other current assets	(1,201)	(446)
Accounts payable and accrued expenses	(4,655)	1,327
Deferred revenue	18,775	162

Cash flows used in operating activities	(2,703)	(17,660)

Cash flows from investing activities:
Purchases of property and equipment	(133)	(71)

Cash flows used in investing activities	(133)	(71)

Cash flows from financing activities
Proceeds from issuance of stock	20,622	12,016
Stock issuance costs	(2,235)	(739)
Proceeds from issuance of convertible notes	—	6,500
Debt issuance costs	—	(1,787)
Repayment of convertible notes	—	(2,500)
Premium paid on extinguishment of debt	—	(1,000)

Cash flows provided by financing activities	18,387	12,490

Effect of foreign exchange rate changes on cash and cash equivalents	(46)	(92)

Net change in cash and cash equivalents	15,505	(5,333)
Cash and cash equivalents at beginning of period	2,670	11,278

Cash and cash equivalents at end of period	$18,175	$5,945

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

Following the closing of its stock offering (see Note 3) in July 2007, the Company no longer qualified as a foreign private issuer and, as a result, was required, commencing with the first quarter of the fiscal year ending June 30, 2008, to comply with all of the reporting requirements of the Securities Exchange Act of 1934, as amended, and other rules applicable to a United States domestic issuer. Further, the Company was required to file reports containing financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and presented in U.S. dollars.

Accordingly, effective for the quarter ended September 30, 2007, the Company changed its primary basis of accounting from Australian equivalents to International Financial Reporting Standards (“A-IFRS”) to U.S. GAAP. The accompanying condensed consolidated financial statements as of March 31, 2008 and June 30, 2007 and for the three and nine months ended March 31, 2008 and 2007 are unaudited and have been prepared in accordance with U.S. GAAP and applicable regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Certain information and footnote disclosures normally included in U.S. GAAP financial statements have been condensed or omitted pursuant to such rules and regulations.

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

Business Risks and Uncertainties

The Company’s prospects are subject to the risks and uncertainties typical of companies that have achieved limited commercialization of their products and technologies. These risks include, but are not limited to, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risks associated with clinical trials, dependence on third party collaborators, need for regulatory approval of products, successful protection of intellectual property, competition with larger, better-capitalized companies and possible dependence on key individuals. As a result, the Company’s operating results may fluctuate significantly in the future.

The success of the Company’s technology and business development programs and, ultimately, the attainment of profitable operations, is dependent on future events, including the Company’s ability to continue its development activities and ultimately to achieve revenues in excess of its costs and expenses. The Company cannot be certain that it will be able to maintain its existing collaboration agreements, achieve additional collaboration agreements or obtain other sources of funding, if and when needed, on acceptable terms, if at all, or that the Company will be able to achieve revenues sufficient for profitable operations. If the Company is unable to do so, it could be required to reduce the scope of its development plans and operations.

Going Concern Basis

In its Report on Form 10-Q for the three months ended December 31, 2007, the Company disclosed that it had limited sources of ongoing revenues and that it would need to raise additional cash through (a) non-dilutive collaboration development partnerships and/or (b) sales of equity and/or debt capital in future periods. The Company’s unaudited condensed consolidated financial statements at December 31, 2007 and for the three and six month periods then ended were prepared on a going concern basis of accounting, which contemplated the continuity of normal business activity, realization of assets and settlement of liabilities in the normal course of business. Although the Company believed at that time that the basis upon which those financial statements were prepared was appropriate under the circumstances, the Company also believed that if the Company was unable to raise additional capital from time to time as required there would be substantial doubt as to the ability of the Company to continue as a going concern.

As a result of cash consideration received by the Company pursuant to the March 14, 2008 amendment of its license and collaboration agreement with Alimera Sciences, Inc. (“Alimera”), as further discussed in Note 4, the Company currently believes that its cash and cash equivalents at March 31, 2008, together with expected payments and funding of research and development in connection with the Company’s agreements with Alimera and Pfizer, Inc. (“Pfizer”), will be sufficient to fund the Company’s operations under its current operating plan through at least June 30, 2010. Accordingly, the Company does not believe that it will be required to raise additional cash within the next year to continue as a going concern.

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

Foreign currency translation

Functional currency

Upon the acquisition of pSivida Inc. (formerly Control Delivery Systems Inc (“CDS”) in December 2005, the parent company determined that the United States was the primary economic environment in which it operated. Accordingly, effective January 1, 2006, the parent company changed its functional currency from A$ to US$. The functional currency of each other entity is the currency of the primary economic environment in which that entity operates, primarily the U.S. dollar or the Pound Sterling.

Foreign currency transactions

In preparing the financial statements of the individual entities, transactions denominated in currencies other than the entity’s functional currency (“foreign currencies”) are recorded at the rate of exchange prevailing on the dates of the transactions. At each balance sheet date, monetary items denominated in foreign currencies are translated at the exchange rate prevailing at that date. Gains and losses arising from transactions denominated in foreign currencies are included in other income, net in the consolidated financial statements.

Foreign operations

On consolidation, the assets and liabilities of the entities whose functional currency differs from the Company’s US$ reporting currency are translated at exchange rates prevailing at the reporting date. Income and expense items are translated at the average exchange rates for the period. Exchange differences are included in stockholders’ equity as a component of accumulated other comprehensive income and are recognized in the consolidated statement of operations on disposal of the foreign operation.

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

Convertible notes

The proceeds received upon the issuance of a convertible note with detachable warrants are allocated into liability and equity components on a relative fair value basis. Management reviews the terms of a compound instrument to determine whether there are embedded derivatives that may be required to be bifurcated and accounted for separately as a derivative financial instrument. In connection with the Company’s issuance of convertible notes during the years ended June 30, 2007 and 2006, management determined that the noteholder conversion options were required to be bifurcated and accounted for separately as derivative financial instruments. Bifurcated embedded derivatives are initially recorded at fair value as a reduction of the liability component of the convertible debt instrument. Changes in the fair value of the embedded derivative are recorded in the consolidated statement of operations in each subsequent reporting period. Fair value is estimated using a Binomial Tree Model. At March 31, 2008 and June 30, 2007, the Company had no embedded derivative liabilities that required bifurcation as its convertible notes were redeemed in full prior to June 30, 2007.

Amendments of convertible note transactions are accounted for as debt extinguishments or modifications based upon an assessment of the future cash flows of the amended note, including cash and non-cash consideration, compared to the future cash flows of the original note. The respective future cash flows are discounted using the imputed interest rate determined for the original note transaction. If the resulting present values reflect a change of greater than 10%, the transaction is accounted for as an extinguishment of debt and the issuance of a new convertible debt instrument. Alternatively, if the resulting present values reflect a change of less than 10%, the amendment is treated as a modification of the original debt instrument. Debt issue costs paid to third parties in connection with an amendment accounted for as an extinguishment are treated as a deferred cost, subject to amortization, whereas debt issue costs related to a debt modification are expensed as a period cost. During the nine months ended March 31, 2007, the Company entered into three amendments of a convertible note previously issued on November 16, 2005 to Sandell Asset Management (“Sandell”), two of which were accounted for as debt extinguishments (see Note 6) and one of which was accounted for as a debt modification.

Property and equipment

Property and equipment is stated at cost. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the remaining lease term or the useful life of the asset. Property and equipment is depreciated over three years.

Repair and maintenance costs are expensed as incurred.

Leases

Leases are classified at their inception as either operating or capital leases based on the economic substance of the agreement. Lease payments made under operating leases are recognized as an expense on a straight-line basis over the lease term. Contingent rentals are recognized as an expense in the financial year in which they are incurred.

Acquired goodwill and intangible assets

The Company determines the estimated fair values of acquired intangible assets with definitive lives based on valuations performed by the Company at the time of their acquisition in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”).

Goodwill acquired in a business combination is initially measured as the excess of the cost of the business combination over the acquirer’s interest in the net fair value of the identifiable assets, liabilities and contingent liabilities recognized in accordance with SFAS 141. All potential intangible assets acquired in a business combination are identified and recognized separately from goodwill where they satisfy the definition of an intangible asset and their fair value can be measured reliably. The Company amortizes its intangible assets on a straight-line basis over their estimated useful lives. In-process research and development (“IPR&D”) projects acquired in a business combination are recognized in the acquisition balance sheet and immediately expensed if the technological feasibility of the IPR&D has not yet been established and it has no alternative future use. The Company evaluates goodwill for impairment annually as of June 30 and whenever events or changes in circumstances (“triggering events”) indicate that the carrying value may no longer be recoverable.

Impairment of long-lived assets

The Company evaluates long-lived assets, including intangible assets with definite lives, for impairment whenever triggering events indicate that the carrying value of an asset may no longer be recoverable. An evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses. If the carrying value of an asset exceeds its expected future pre-tax undiscounted cash flows, the Company will write down the carrying value of the intangible asset to its fair value in the period identified. The Company calculates fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate.

At June 30, 2007, the Company identified triggering events in connection with its Retisert® intangible asset. The analysis of its recoverable amount resulted in an impairment write-down of $45,278,000 at June 30, 2007. There were no impairment write-downs associated with our long-lived assets during the three and nine months ended March 31, 2008 and 2007.

Amortization of intangible assets totaled $962,000 and $2,926,000 during the three and nine months ended March 31, 2008, respectively and $2,032,000 and $7,182,000 during the three and nine months ended March 31, 2007, respectively. The carrying value of intangible assets at March 31, 2008 of $37,766,000 will be amortized on a straight-line basis over the remaining estimated useful life of 9.75 years.

Revenue recognition

Revenue is recognized to the extent that it is probable that the economic benefits will flow to the entity and the revenue can be reliably measured. The following specific recognition criteria must also be met before revenue is recognized:

Royalties

Royalty revenue is recognized on an accrual basis and consists of amounts earned from licensees as a designated percentage of their sales of products utilizing the Company’s licensed technologies and are generally paid on a quarterly basis. Non-refundable royalties received in advance for which the Company has no obligation to perform future services are recognized when received. In connection with the Retisert product, CDS and Bausch & Lomb Incorporated (“Bausch & Lomb”) entered into an advance royalty agreement in June 2005 pursuant to which Bausch & Lomb was entitled to retain (i) 50% of the first $3.0 million of royalties otherwise payable and (ii) 100% of the next $4.75 million of royalties otherwise payable under their license agreement. As of March 31, 2008, the next $3.3 million of royalties otherwise payable to the Company will be retained by Bausch & Lomb.

Collaborative research and development

The Company’s business strategy includes entering into collaborative license and development arrangements with strategic partners for the development and commercialization of products utilizing the Company’s technologies. The terms of these agreements typically include multiple deliverables by the Company (for example, license rights, providing research and development services and manufacturing of clinical materials) in exchange for consideration to the Company of some combination of non-refundable license fees, funding of research and development activities, payments based upon achievement of clinical development milestones and royalties in the form of a designated percentage of product sales or profits. The Company follows the provisions of the SEC’s Staff Accounting Bulletin (“SAB”) No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements”, as amended by SAB No. 104 (“SAB 104”), “Revenue Recognition”, and Emerging Issues Task Force (“EITF”) Issue No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables”. With the exception of royalties, these types of consideration are classified in the Company’s statement of operations as collaborative research and development when revenue recognition is appropriate.

Non-refundable license fees are recognized as revenue when the Company has a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and the Company has no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements, are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF 00-21. The Company recognizes up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have stand-alone value or (ii) have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting.

For arrangements that are accounted for as a single unit of accounting, total payments under the arrangement, excluding royalties and payments contingent upon achievement of substantive milestones, are recognized as revenue on a straight-line basis over the period the Company expects to complete its performance obligations. The cumulative amount of revenue earned is limited to the cumulative amount of payments received as of the period ending date.

If the Company cannot reasonably estimate when its performance obligation either ceases or becomes inconsequential, then revenue is deferred until the Company can reasonably estimate when the performance obligation ceases or becomes inconsequential. Revenue is then recognized over the remaining estimated period of performance. Deferred revenue amounts are classified as current liabilities to the extent that revenue is expected to be recognized within one year.

Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement.

Research and development costs

Research and development costs are recognized as an expense in the period in which they are incurred. Research and development costs include wages, benefits and other operational costs related to the Company’s research and development departments, clinical trial activities and supplies and amortization of intangible assets.

Stock-based compensation

Effective July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their fair values. SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. The Company elected the “modified prospective” method of applying SFAS 123(R) pursuant to which restatement of prior period results was not required. Under this method, compensation expense is recognized beginning with the adoption date (i) based on the requirements of SFAS 123(R) for all share-based payments granted after the adoption date and (ii) based on the requirements of SFAS 123 for all awards granted to employees prior to the adoption date of SFAS 123(R) that were unvested at the adoption date. SFAS 123(R) requires the Company to apply an estimated forfeiture rate when calculating the expense for the period, whereas SFAS 123 permitted the recording of forfeitures on an actual basis.

In connection with the December 2005 acquisition of CDS, the Company issued stock awards in the form of American Depositary Shares (“ADSs”) (one ADS is equal to ten ordinary shares) to CDS employees in exchange for their restricted CDS stock. Deferred compensation related to these non-vested ADSs is charged to compensation expense over the remaining requisite service period.

The Company granted 5,450,000 options pursuant to its Employee Share Option Plan (the “Plan”) during the nine months ended March 31, 2008. No options were exercised during the nine months ended March 31, 2008. The exercise prices of all outstanding options at March 31, 2008 were in excess of the market price of the Company’s shares at that date and, accordingly, the options had no intrinsic value.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option grants. The key assumptions for this valuation method include the expected life of the option, stock price volatility, the risk-free interest rate and dividend yield. Many of these assumptions are judgmental and highly sensitive in the determination of fair value. The expected life is based upon limited historical exercise behavior adjusted for subjective factors that may influence future exercise patterns, including the shift in operational focus during the past two years to the U.S. The Company uses an expected stock-price volatility assumption that is a combination of historical and current implied volatilities of the underlying stock which is obtained from public data sources. The risk-free interest rate is based upon published government bond rates over a term equivalent to the expected option term. An assumed dividend yield of zero reflects the fact that the Company has never paid cash dividends and has no intentions to pay dividends in the foreseeable future.

For option grants to non-executives, an estimated forfeiture rate of 10% has been used in calculating stock-based compensation. No forfeiture rate has been used for option grants to executive officers and directors. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior year expense will be recorded if the actual forfeiture rate is higher than estimated.

The key weighted average assumptions used in the option valuation calculations for options granted under the Plan are as follows:

	Nine Months Ended March 31,
	2008	2007
Option life (in years)	4.61	4.49

Stock volatility	70.0%	65.0%

Risk-free interest rate	6.39%	5.89%

Expected dividends	—	—

No options were granted under the Plan during the three months ended March 31, 2008 and 2007. The weighted average grant date fair value of stock options granted pursuant to the Plan during the nine months ended March 31, 2008 and 2007 was A$0.06 and A$0.16, respectively.

A reconciliation of stock option activity pursuant to the Plan for the nine months ended March 31, 2008 is summarized as follows:

	Number of Ordinary Share Options	Weighted Average Exercise Price	Remaining Contractual Life
		A$	(in years)
Outstanding at June 30, 2007	18,673,504	0.95
Granted	5,450,000	0.14
Exercised	—	—
Cancelled	(5,904,393)	0.72

Outstanding at March 31, 2008	18,219,111	0.74	2.64

Exercisable at March 31, 2008	11,314,943	1.04	1.70

Stock-based compensation expense, including amortization of non-vested ADSs, is classified in the consolidated statements of operations for the three and nine months ended March 31, 2008 and 2007 as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Research and development	$4	$64	$26	$501
Selling, general and administrative	58	(209)	122	155
Loss from discontinued operations	—	—	—	16

	$62	$(145)	$148	$672

As of March 31, 2008, there was $277,000 of unrecognized compensation expense related to non-vested stock-based payment awards that is expected to be recognized over a weighted average period of approximately 1.6 years.

Net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of ordinary shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the sum of (i) the weighted average number of ordinary shares outstanding and (ii) the weighted average number of ordinary shares that would be issued on the conversion of all dilutive securities outstanding. Potentially dilutive shares of 466,269,073 and 380,581,015 outstanding at March 31, 2008 and 2007 were not included in the calculation of diluted net loss per share for the three and nine months ended March 31, 2008 and 2007, respectively, as their inclusion would be anti-dilutive.

Potentially dilutive shares at March 31, 2008 and 2007 are summarized as follows:

	March 31,
	2008	2007
	(in ordinary share equivalents)
Plan options over ordinary shares	18,219,111	18,993,504
Other options over ADSs	762,720	1,576,500
Investor warrants over ordinary shares	159,467,332	130,799,801
Investor warrants over ADSs	287,819,910	113,918,040
Convertible notes	—	115,293,170

	466,269,073	380,581,015

Income tax

The Company accounts for income taxes using an asset and liability approach. The Company computes deferred income tax assets and liabilities for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The Company will establish valuation allowances when necessary to reduce deferred tax assets to the amount that more likely than not will be realized.

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

Investor Warrants to Purchase ADSs and Common Shares

Investor warrants include warrants and options issued to investors as part of, or in connection with, the Company’s various debt and equity financing transactions. Investor warrants exclude all options issued under the Plan, as well as options to purchase ADSs issued in connection with the CDS acquisition.

At March 31, 2008, the Company had outstanding the following US$-denominated investor warrants to purchase ADSs with a weighted average remaining life at March 31, 2008 of 3.9 years:

	Nine Months Ended March 31,
	2008		2007
	Number of Warrants over ADSs	Weighted Average Exercise Price US$	Number of Warrants over ADSs	Weighted Average Exercise Price US$
Outstanding at beginning of period	22,733,151	2.00	766,803	8.12
Granted	6,048,840	1.65	10,625,001	1.89

Outstanding and exercisable at end of period	28,781,991	1.92	11,391,804	2.31

At March 31, 2008, the Company had outstanding the following A$-denominated investor warrants to purchase ordinary shares with a weighted average remaining life at March 31, 2008 of 2.9 years:

	Nine Months Ended March 31,
	2008		2007
	Number of Warrants Over Ordinary Shares	Weighted Average Exercise Price A$	Number of Warrants Over Ordinary Shares	Weighted Average Exercise Price A$
Outstanding at beginning of period	151,248,154	0.25	2,050,000	1.09
Granted	8,219,178	0.19	128,749,801	0.24

Outstanding and exercisable at end of period	159,467,332	0.25	130,799,801	0.25

4.	Amended and Restated Collaboration Agreement

On March 14, 2008, the Company and Alimera amended and restated their license and collaboration agreement dated February 11, 2005 relating to Medidur™ FA, the companies’ Phase III investigative treatment for diabetic macular edema (“DME”), and certain other products. In exchange for current and future consideration to the Company of up to approximately $78 million, the Company decreased its share in the future profits of Medidur FA from 50% to 20%.

Current consideration consisted of (i) $12.0 million in cash paid upon the execution of the amended collaboration agreement and (ii) cancellation of $5.7 million of accrued development cost liabilities, including related penalties and accrued interest, owed by the Company to Alimera as of March 14, 2008. The Company’s performance period under the Alimera Amendment ends December 31, 2009. Accordingly, as of the effective date, the aggregate $18.3 million of deferred revenue, consisting of the aforementioned current consideration and an additional $650,000 of previously received but unamortized milestone payments, will be recognized as revenue on a straight-line basis over the 21.5 month performance period through December 31, 2009.

Other consideration, exclusive of the Company’s 20% profit share, includes (i) conditional principal and interest payments of up to approximately $21.0 million through September 2012 under a note issued by Alimera; (ii) a $25.0 million milestone payment upon Food and Drug Association (“FDA”) approval of Medidur FA for DME and (iii) reimbursement of budgeted or approved development costs actually incurred by the Company. All future payments received from Alimera during the performance period will be recognized as revenue during the performance period using the cumulative catch-up method. All payments received after December 31, 2009 will be recognized as revenue when earned.

In addition, the assumption by Alimera of all financial responsibility for the development of licensed products under the collaboration agreement will result in the elimination of an estimated $14.0 million of future development cost obligations that would otherwise have been payable by the Company to Alimera pursuant to the terms of the original collaboration agreement.

5.	License Agreement and Related Sale of Assets

On January 17, 2008, the Company and Intrinsiq Materials Cayman Limited (“Intrinsiq”) entered into an agreement pursuant to which Intrinsiq acquired an exclusive license to develop and commercialize nutraceutical and food science applications of BioSilicon, and certain related assets, for $1,230,000. Intrinsiq paid $500,000 at closing and agreed to make additional payments totaling $730,000 through January 2009. In addition, subject to its unilateral right to terminate the license upon 90 days prior written notice, Intrinsiq will be obligated to pay the Company minimum royalties of $3.95 million over six years, of which the first $500,000 payment is due 18 months after the closing.

The Company is required to spend approximately $460,000 to expand the Company’s BioSilicon manufacturing capacity and is obligated to enter into a supply agreement with Intrinsiq. As of March 31, 2008, the Company has incurred approximately $125,000 of the expansion costs, which have been recorded as property and equipment, subject to depreciation once the assets are placed in service.

The license and future supply agreements have been combined as a single unit of accounting in accordance with the provisions of EITF 00-21. Until such time as the supply agreement is consummated and evaluated under EITF 00-21, the Company is unable to determine the term of its performance obligations under the license agreement. Accordingly, the contractual license fees, net of the net book value of assets disposed, have been classified as deferred revenue and will not be subject to revenue recognition until the Company can determine the performance period.

6.	Loss on Extinguishment of Debt

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

In May 2007, the Company paid the Sandell convertible note in full.

7.	Derivative liabilities

The following table provides a reconciliation of derivative liabilities for the nine months ended March 31, 2008 and the year ended June 30, 2007:

	Nine Months Ended March 31, 2008	Year Ended June 30, 2007
	(In thousands)
Balance—beginning of period	$8,865	$1,800
In connection with warrants issued to investors (i)	590	15,632
In connection with issuance of and amendments to convertible notes (ii)	—	14,867
Write-off in connection with loss on extinguishment of debt (ii)	—	(12,000)
Decrease in fair value of derivatives	(7,193)	(11,434)

Balance—end of period	$2,262	$8,865

(i)	In connection with capital raising transactions during the year ended June 30, 2007, the Company issued ordinary shares together with detachable warrants (exercisable over four years) that were denominated in A$, which is different than the Company’s US$ functional currency. To the extent that the potential exercise of these warrants would result in a variable amount of proceeds in the issuer’s functional currency the fair value of the warrants issued was recorded as a derivative liability, with a corresponding reduction in share capital, subject to revaluation of the liability on a marked to market basis through the consolidated statements of operations.

In connection with a capital raising transaction in July 2007, the Company issued ordinary shares and ADSs together with detachable warrants (exercisable over five years) denominated in A$ and US$, respectively. The fair value of the A$-denominated warrants was recorded as a derivative liability, with a corresponding reduction in share capital, subject to periodic revaluations of the liability on a marked to market basis through the consolidated statements of operations.

At March 31, 2008 and June 30, 2007, the fair values of these derivative liabilities totalled $2,262,000 and $8,865,000, respectively. The net change in the fair value of these derivative liabilities during the three and nine months ended March 31, 2008 resulted in income recognized of $1,172,000 and $7,193,000, respectively, and during each of the three and nine month periods ended March 31, 2007 resulted in expense of $2,173,000.

(ii)	The conversion option derivative liabilities arose in connection with the issuance and amendments of the Sandell subordinated convertible note described above and in connection with the issuance of subordinated convertible notes to certain institutional investors (hereinafter referred to as “Absolute”) in September 2006. The terms of these notes created hybrid financial instruments that consisted of a loan host contract and a compound embedded derivative. The net increase in the fair value of these derivative liabilities during the three and nine months ended March 31, 2007 resulted in expense recognized of $4,500,000 and $2,433,000 respectively. The fair values of the conversion option derivative immediately prior to the September 14, 2006 and December 29, 2006 amendments of the Sandell convertible note, each in the amount of $4,000,000 were written off through the consolidated statements of operations as part of the calculation of the loss on extinguishment of debt (see Note 6).

8.	Income Tax

Deferred income tax benefit for the three and nine months ended March 31, 2008 was $15,000 and $239,000, respectively. This compares to deferred income tax benefit of $3.5 million and $7.0 million, respectively, for the three and nine months ended March 31, 2007. The recorded tax benefit in the Company’s consolidated financial statements differs from the amount calculated using the U.S. statutory corporate tax rate of 34%. This difference is primarily attributable to valuation allowances that the Company records against its deferred tax assets, primarily related to tax loss carryforwards as well as income or losses in jurisdictions with different tax rates. The valuation allowances are recorded since there is no evidence that the Company will have sufficient taxable income to utilize a portion of its tax loss carryforwards.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company has adopted FIN 48 as of July 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s unaudited condensed consolidated financial statements. As of the adoption date and as of March 31, 2008, the Company had no significant unrecognized tax benefits other than tax losses not recognized in the accompanying unaudited condensed consolidated financial statements.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, the Company had no accrued penalties or interest related to uncertain tax positions.

The Company and all of its subsidiaries have incurred operating losses since inception. The entities within the consolidated group had net operating loss (“NOL”) carryforwards in various tax jurisdictions at March 31, 2008. The Company’s U.S. Federal tax returns for calendar years 2004 through 2007 remain subject to examination by the Internal Revenue Service. The Company’s U.K. tax returns for the years ended June 30, 2006 and 2007 remain subject to examination. The Company’s Australian tax returns for the years ended June 30, 2004, 2005, 2006 and 2007 remain subject to examination.

As of March 31, 2008 the Company has recorded a valuation allowance of $24.8 million against deferred tax assets related to these NOL carryforwards since there is no evidence that the Company will have sufficient taxable income to utilize these carryforwards. As a result, any loss of deductions in these tax filing jurisdictions is unlikely to result in an adjustment to the Company’s net deferred tax assets or liabilities.

The Company is currently conducting a study of its U.S. NOL carryforwards incurred subsequent to December 31, 2005 to determine whether such amounts are limited in terms of how quickly they can be used under Internal Revenue Code Section 382. The Company does not believe the limitations would, if applicable, significantly impact its ability to offset future taxable income with available NOLs.

9.	Discontinued Operations

On April 12, 2007, the Company sold its former subsidiary, AION Diagnostics Limited (“AION”), to GEM Global Yield Fund (“GEM”). Total consideration included cash payments totaling $1.85 million and a $1.5 million promissory note, bearing 8% annual interest compounded monthly. The promissory note was due April 12, 2008, but has not yet been paid and is overdue (see Note 11).

The operating results of AION for the three and nine months ended March 31, 2007 were included as discontinued operations in the accompanying unaudited condensed consolidated financial statements. During those periods, AION generated no revenues and there was no income tax benefit associated with its operating loss.

10.	Comprehensive Loss

Comprehensive loss for the three and nine months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net loss	$(5,501)	$(12,197)	$(12,091)	$(43,256)
Foreign currency translation adjustments	(74)	2,613	(241)	6,752

Comprehensive loss	$(5,575)	$(9,584)	$(12,332)	$(36,504)

11.	Subsequent Events

On April 16, 2008, the Company issued a formal notice of default to GEM in connection with a $1.5 million unsecured promissory note and accrued and unpaid interest of $125,000. These amounts were payable by GEM on April 12, 2008 (see Note 9). The Company is pursuing its legal rights.

On April 18, 2008, the Company announced that it proposes to reincorporate in the United States. The reincorporation, which is subject to Australian Federal Court and shareholder approval, is scheduled to occur in mid-2008. If the reincorporation is approved, all outstanding shares of the Company will be transferred to a new company incorporated in the U.S, which will then become the new parent company of the pSivida group. In exchange, the new U.S. company will issue one of its common shares for each 4 ADSs of the Company and one CHESS Depositary Interest (“CDI”) for each 40 ordinary shares of the Company, with cash to be paid in lieu of issuing fractional shares. Shares of the new US company will be listed on NASDAQ and the Frankfurt Stock Exchange, and CDIs will be listed on the ASX and Frankfurt Stock Exchange. All assets and liabilities of the Company will be transferred to, and assumed by, the new US company. Outstanding options and warrants will be equitably adjusted to reflect the reincorporation. Shares in the Company’s subsidiaries will be transferred to the new US company. As part of the reincorporation, pSivida Limited will be deregistered without a winding up.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: the scheme of arrangement for reincorporation of the company, including whether or not it is implemented; the achievement of milestones and other contingent contractual payment events; failure to prove efficacy for BrachySil; inability to raise capital; continued losses and lack of profitability; inability to develop or obtain regulatory approval for new products; inability to protect intellectual property or infringement of others’ intellectual property; inability to obtain partners to develop and market products; termination of license agreements; competition; inability to pay any registration penalties; costs of international business operations; manufacturing problems; insufficient third-party reimbursement for products; failure to retain key personnel; product liability; inability to manage change; failure to comply with laws; failure to achieve and maintain effective internal control over financial reporting; amortization or impairment of intangibles; issues relating to Australian incorporation; potential inability to retain the independent auditor; potential delisting from the Australian Securities Exchange (“ASX”) or NASDAQ; possible dilution through exercise of outstanding warrants and stock options or future stock issuances; potential restrictions from capital raises; possible influence by Pfizer; and other factors that may be described in our filings with the Securities and Exchange Commission (“SEC”). These risks and uncertainties are discussed in Item 3.D. “Risk Factors” in our Annual Report on Form 20-F for the fiscal year ended June 30, 2007, in Item 1A. “Risk Factors” in this Form 10-Q and in our other filings with the SEC. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.

Our Business

We are a global drug delivery company committed to the biomedical sector and the development of therapeutic delivery products. Retisert® is approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of posterior uveitis. Vitrasert® is FDA approved for the treatment of AIDS-related CMV retinitis. The Company has licensed the technologies underlying both of these products to Bausch & Lomb Incorporated. The technology underlying the Medidur™ for diabetic macular edema (“DME”) product candidate using fluocinolone acetonide (“Medidur FA for DME”) is licensed to Alimera Sciences and is in Phase III clinical trials. The Company has a worldwide collaborative research and license agreement with Pfizer for certain of the Company’s technologies, including the technology underlying Medidur, in certain ophthalmic applications.

We own the rights to develop and commercialize a novel-porous biomaterial composed of nanostructured elemental silicon, known as BioSilicon™, which has potential applications in drug delivery, wound healing, orthopedics and tissue engineering. The most advanced BioSilicon product, BrachySil™, delivers phosphorus-32, a beta-emitting radioactive isotope shown to shrink tumors, directly to solid tumors. We recently completed a Phase IIa clinical trial of BrachySil™ for the treatment of pancreatic cancer and expect to shortly begin a Phase IIb dose-ranging clinical trial.

BioSilicon™, BrachySil™ and Medidur™ are our trademarks. Retisert® and Vitrasert® are Bausch & Lomb’s trademarks.

Summary of Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. GAAP. In preparing these financial statements, we make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments and assumptions, which management believes are reasonable under the circumstances and are based upon the information available at the time, cannot be made with certainty. These estimates, judgments and assumptions may change as new events occur or as additional information is obtained, and actual results may differ from these estimates under different assumptions or conditions. While there are a number of accounting policies, methods and estimates affecting our financial statements as described in Note 2 to the accompanying unaudited condensed consolidated financial statements, management has identified certain of these accounting policies to be critical to aid in a full understanding and evaluation of our financial condition and results of operations. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make subjective or complex judgments that could have a material effect on our financial condition and results of operations. We believe the following critical accounting policies, and our procedures relating to these policies, require more significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition for License Agreements

The Company has entered into collaborative license and development arrangements with strategic partners for the development and commercialization of products utilizing the Company’s technologies. The terms of these agreements typically include multiple deliverables by the Company (for example, license rights, providing research and development services and manufacturing of clinical materials) in exchange for consideration to the Company of some combination of non-refundable license fees, funding of research and development activities, payments based upon achievement of clinical development milestones and royalties in the form of a designated percentage of product sales or profits. The Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements”, as amended by SAB No. 104 (“SAB 104”), “Revenue Recognition”, and Emerging Issues Task Force (“EITF”) Issue No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables”. With the exception of royalties, these types of consideration are classified as collaborative research and development revenue in the Company’s statements of operations when revenue recognition is appropriate.

Non-refundable license fees are recognized as revenue when the Company has a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and the Company has no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements, are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF 00-21. The Company recognizes up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have stand-alone value or (ii) have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting.

For arrangements that are accounted for as a single unit of accounting, total payments under the arrangement, excluding royalties and payments contingent upon achievement of substantive milestones, are recognized as revenue on a straight-line basis over the period the Company expects to complete its performance obligations. The cumulative amount of revenue earned is limited to the cumulative amount of payments received as of the period ending date.

If the Company cannot reasonably estimate when its performance obligation either ceases or becomes inconsequential, then revenue is deferred until the Company can reasonably estimate when the performance obligation ceases or becomes inconsequential. Revenue is then recognized over the remaining estimated period of performance. Deferred revenue amounts are classified as current liabilities to the extent that revenue is expected to be recognized within one year.

Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement.

Amended and Restated Collaboration Agreement with Alimera Sciences, Inc.

As discussed in Note 4 to the accompanying unaudited condensed consolidated financial statements, we entered into an amended collaboration agreement with Alimera on March 14, 2008. The terms and conditions of this amendment required an assessment of the expected term of the agreement and our obligations thereunder. Pursuant to EITF 00-21, we evaluated the Company’s obligations under the amended agreement and concluded that, since each deliverable did not have a determinable fair value to the licensee on a standalone basis, such deliverables represented a single unit of accounting. The Company further determined that all of its consequential development obligations under the amended agreement would cease no later than December 31, 2009. Accordingly, commencing on the effective date of the amended agreement, the Company will amortize the aggregate $18.3 million deferred revenue balance that existed at that date on a straight-line basis over the 21.5 month performance period. The $18.3 million deferred revenue balance consisted of (i) a $12.0 million payment received upon the execution of the amended agreement; (ii) cancellation of approximately $5.7 million of accrued development costs, including related penalties and accrued interest, owed by the Company to Alimera as of March 14, 2008; and (iii) an additional $650,000 of previously received but unamortized milestone payments.

All future payments received from Alimera during the designated performance period will be recognized as revenue using the cumulative catch-up method. Under this method, the portion of any such payment represented by the time elapsed from the amendment effective date to the payment date as a percentage of the 21.5 month performance period will be recognized immediately as revenue, with the remainder amortized on a straight-line basis over the remaining performance period. All payments received from Alimera following the end of the performance period will be recognized as revenue when earned.

Pfizer Collaborative Research and License Agreement

On April 3, 2007, the Company and Pfizer, Inc. entered into a Collaborative Research and License Agreement (the “Pfizer Agreement”) which superseded a prior research agreement dated December 22, 2006. Under the Pfizer Agreement, the parties have implemented a joint research program aimed at developing ophthalmic products using the Company’s Durasert drug delivery technology. In addition to potential development and sales related milestone payments, Pfizer will pay the Company $500,000 per quarter, commencing in calendar year 2008, in consideration of the Company’s costs in performing the research program, and continuing until the commencement of a Phase III clinical trial for the first licensed product candidate or until the agreement is earlier terminated. Pfizer made the first $500,000 research payment in February 2008.

The two Pfizer agreements have been combined for accounting purposes and, following an evaluation of the multiple deliverables in accordance with the provisions of EITF 00-21, the Company concluded that there was a single unit of accounting. The Company is currently evaluating the deliverables and other obligations under the Pfizer Agreement and, as a result, all payments received to date from Pfizer totaling $1.25 million have been recorded as deferred revenue.

Intrinsiq License Agreement

On January 17, 2008, the Company and Intrinsiq entered into an agreement pursuant to which Intrinsiq acquired an exclusive license to develop and commercialize nutraceutical and food science applications of BioSilicon, and certain related assets, for $1,230,000. Intrinsiq paid $500,000 at closing and agreed to make additional payments totaling $730,000 through January 2009. In addition, subject to its unilateral right to terminate the license upon 90 days prior written notice, Intrinsiq will be obligated to pay the Company minimum royalties of $3.95 million over five years, of which the first $500,000 payment is due 18 months after the closing.

The Company is required to spend approximately $460,000 to expand the Company’s BioSilicon manufacturing capacity and is obligated to enter into a supply agreement with Intrinsiq. The Company does not believe that the agreement to execute a supply agreement has standalone value to Intrinsiq. Therefore, until the supply agreement is executed, the Company is unable to estimate the period of its performance obligations under the license agreement. The aggregate total of $1.2 million, consisting of cash received and contractual amounts due from Intrinsiq, has been recorded as deferred revenue at March 31, 2008, and will not be subject to revenue recognition until the Company can determine the end date of its performance obligations.

Intangible Assets and Goodwill

Intangible assets acquired in a business combination

All potential intangible assets acquired in a business combination are identified and recognized separately from goodwill where they satisfy the definition of an intangible asset and their fair value can be measured reliably.

In connection with our acquisition of CDS referred in Note 2 of our unaudited condensed consolidated financial statements, we determined that the portion of the CDS purchase price allocation assigned to Medidur met the definition of in-process research and development, or IPR&D, as the product was in Phase III clinical trials, had not been approved by the FDA and did not have alternative future use other than the indications for which it was in development. As such, the value assigned to Medidur was immediately expensed on the acquisition date in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

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

Goodwill

Goodwill arising on consolidation consists of the excess of the cost of the acquisition over our interest in the fair value of the identifiable assets and liabilities at the date of acquisition. The excess of the purchase price over the fair value of the assets and liabilities of CDS acquired on December 30, 2005, $30.5 million, was recorded as purchased goodwill and is subject to testing for impairment on at least an annual basis. In applying impairment testing, our judgment was that the consolidated entity is the deemed reporting unit. In making this determination we considered that (1) we operate in one business segment, the biotechnology sector; and (2) our executive management assesses operating performance and reviews financial statements predominantly at the consolidated level.

The Company is required to test for goodwill impairment on an annual basis (June 30 of each year) and whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable. For the analysis at June 30, 2007, the cash flow projections were based on the expectations and forecasts of management covering a 10.5 year period (the remaining estimated useful life of the Company’s patents) and applying a discount rate equal to a weighted average cost of capital for the Company of approximately 17.5%. Management believes the estimated useful life to be a reasonable period to consider based on the nature of the industry and the often long product development cycles prior to commercialization. Cash flows were estimated based on current numbers of patients diagnosed with the condition which the Company’s products are developed to treat, with growth rates based on generally expected trends, ranging between 0% and 4% per annum. Management considers such growth rates to be reasonable. Market penetration rates were developed based on currently available sales results and on management’s future expectations and range from between 0.4% to 12%. Management considers the market penetration rates applied to be reasonable based on the unmet need of the conditions for which the Company’s products are being developed to treat. Development costs were estimated based on historical costs and on management’s development plans currently in place, with general and administrative costs assumed to grow at the rate of 5% per annum after the three year period for which detailed cost budgets were prepared by management.

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

At June 30, 2007, the Company recorded an impairment write-down of $45.3 million in connection with its Retisert patents. No impairment write-downs were required at December 31, 2006.

If the actual cash flows are significantly different from the projected amounts, the Company may be required to record additional impairment write-downs against the $37.8 million of carrying value of its intangible assets at March 31, 2008.

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

During the year ended June 30, 2007, the Company entered into multiple amendments of the terms of the Sandell convertible note. For each amendment, the Company estimated the present value of the future cash flows of the amended note, including cash and non-cash consideration, against that of the pre-amendment note. If the resulting present values reflected a change of greater than 10%, the pre-amendment note was accounted for as an extinguishment of debt and the issuance of a new compound debt instrument. Alternatively, if the resulting present values reflected a change of less than 10%, the amendment was treated as a modification of the original debt instrument. As more fully described in Note 6 of the accompanying unaudited condensed consolidated financial statements, during the nine months ended March 31, 2007, the Company entered into three amendments of its Sandell convertible note, two of which resulted in extinguishment of the prior debt instrument and one of which was treated as a debt modification.

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

In applying the purchase method to our acquisition of CDS, we made various estimates and assumptions concerning the valuation of the consideration paid by us and the fair values of the assets and liabilities of CDS. These included the following considerations:

•

We determined the volume weighted average closing price of the Company’s NASDAQ-listed ADSs for the period from two days before until two days after definitive announcement of the transaction to be the appropriate value of the shares given in the acquisition.

•

We determined that the issue of 1,211,180 non-vested ordinary shares in connection with employee retention was not in exchange for existing awards held by CDS employees, and, accordingly, the entire fair value of these non-vested shares was considered unearned compensation to be expensed over the future service (vesting) period and not part of the purchase consideration.

•

We determined that the value of 8,991,930 non-vested ordinary shares issued in exchange for non-vested CDS common shares outstanding should not be discounted from the fair value per share determined for the vested ordinary shares on the basis that (1) the holders had the same rights as normal holders of ordinary shares and (2) the Company’s estimate was that all of the underlying shares would vest.

•	We estimated the fair value of share-based payments for the issuance of 1,724,460 vested share options in exchange for the outstanding vested CDS options.

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

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007:

	Three Months Ended March 31,		Change
	2008	2007	Amount	%
	(In thousands except percentages)
Revenues	$542	$369	$173	47%

Operating expenses:
Research and development	3,605	5,153	(1,548)	(30)%
Selling, general and administrative	3,546	2,064	1,482	72%

Total operating expenses	7,151	7,217	(66)	(1)%

Loss from operations	(6,609)	(6,848)	239	(3)%
Other income (expense):
Change in fair value of derivative	1,172	(6,673)	7,845	(118)%
Interest income	121	62	59	95%
Interest and finance costs	(206)	(1,962)	1,756	(90)%
Other	6	39	(33)	(85)%

Total other income (expense)	1,093	(8,534)	9,627	(113)%

Loss from continuing operations before income taxes	(5,516)	(15,382)	9,866	(64)%
Deferred income tax benefit	15	3,544	(3,529)	(100)%

Net loss from continuing operations	(5,501)	(11,838)	6,337	(54)%
Net loss from discontinued operations	—	(359)	359	na

Net loss	$(5,501)	$(12,197)	$6,696	(55)%

na = not applicable

Revenue

Revenue increased by $173,000, or 47%, to $542,000 for the three months ended March 31, 2008 from $369,000 for the three months ended March 31, 2007. The increase was primarily attributable to $426,000 of revenue recognized in connection with the amended collaboration agreement with Alimera consummated on March 14, 2008, partially offset by a $220,000 decrease in royalty income payable to the Company by Bausch & Lomb on its sales of Retisert.

The Company recorded approximately $18.3 million of deferred revenue at the effective date of the Alimera amendment (see Note 4 of the unaudited condensed consolidated financial statements), which will be recognized to revenue ratably over the performance period through December 2009, or approximately $2.5 million per quarter. Additional consideration received by the Company pursuant to the Alimera agreement prior to December 31, 2009 will also be recognized ratably over the performance period, including immediate revenue recognition for the pro rata period from the effective date to the date of receipt.

Pursuant to a June 2005 advance royalty agreement, Bausch & Lomb has retained (a) 50% of Retisert royalties otherwise payable to the Company through June 30, 2007 and (b) 100% of Retisert royalties otherwise payable to the Company subsequent to June 30, 2007. Subsequent to March 31, 2008, Bausch & Lomb is entitled to retain an additional $3.3 million of future Retisert royalties otherwise payable to the Company. Accordingly we currently do not expect to receive any Retisert royalty income from Bausch & Lomb through at least the fiscal year ending June 30, 2009.

Royalties retained by Bausch & Lomb pursuant to the advance royalty agreement which would otherwise have been payable to the Company for the three months ended March 31, 2008 were $371,000. This was a 20% decrease from $461,000 paid or otherwise payable to the Company in the same quarter a year earlier and a 31% decrease from $541,000 otherwise payable to the Company in the immediately preceding quarter.

Research and Development

Research and development decreased by approximately $1.5 million, or 30%, to approximately $3.6 million for the three months ended March 31, 2008 from approximately $5.2 million for the three months ended March 31, 2007. This decrease was primarily attributable to the following factors:

•	a decrease of approximately $1.1 million in amortization of intangible assets due to the effect of the $45.3 million asset impairment write-down at June 30, 2007 related to our Retisert patents; and

•

a decrease of approximately $600,000 in our U.K. and Singapore-based operating expenses as a result of (i) personnel reductions in the U.K. which were implemented as cost reduction measures and (ii) reduced depreciation expense; which were partially offset by

•

an increase of approximately $200,000 in development costs related to the Phase III clinical trial of the Medidur FA for DME product candidate through the March 14, 2008 effective date of the Company’s amended collaboration agreement with Alimera.

Development costs related to the Phase III clinical trial of the Medidur FA for DME product candidate, which totaled approximately $1.2 million for the three months ended March 31, 2008, will not be incurred in future periods pursuant to the terms of the amended collaboration agreement with Alimera.

Selling, General and Administrative

Selling, general and administrative costs increased by approximately $1.5 million, or 72%, to approximately $3.5 million for the three months ended March 31, 2008 from approximately $2.1 million for the three months ended March 31, 2007. This increase was primarily attributable to the following factors:

•	an increase of approximately $1.0 million in legal fees, primarily related to (a) the Company’s proposal to reincorporate in the United States and (b) collaboration agreements; and

•	an increase of approximately $275,000 in share-based payments expense, primarily due to the effect of prior year period forfeitures.

Change in Fair Value of Derivative

Change in fair value of derivative represented income of approximately $1.2 million for the three months ended March 31, 2008 compared to expense of approximately $6.7 million for the three months ended March 31, 2007.

For the three months ended March 31, 2008, the change in fair value of derivative was related to warrants issued in financing transactions denominated in A$ and resulted in income of approximately $1.2 million primarily due to a decrease in the market price of our ordinary shares during that period. These derivative liabilities will be subject to future revaluation through expiration, or earlier exercise, of the underlying warrants. Several factors, primarily decreases or increases in the Company’s ordinary share price, will result in income or expense amounts, respectively, to be recorded in future periods.

For the three months ended March 31, 2007, the change in fair value of derivative consisted of (a) approximately $4.5 million of expense related to the embedded conversion features of our convertible notes, which were redeemed in full prior to June 30, 2007 and (b) approximately $2.2 million of expense related to warrants issued in financing transactions denominated in A$. The expense amounts were primarily attributable to an increase in the market price of our ordinary shares during that period.

Interest Income

Interest income increased by approximately $59,000, or 95%, to $121,000 for the three months ended March 31, 2008 from $62,000 for the three months ended March 31, 2007. This increase was attributable to (i) interest earned on cash equivalent balances resulting from the July 2007 share issue as described in Note 3 of our unaudited condensed consolidated financial statements and (ii) interest accrued on the $1.5 million note receivable due April 2008 in connection with the April 2007 sale of our former subsidiary, AION Diagnostics Limited, the principal and interest of which has not been paid and is overdue (see Note 11 to the accompanying unaudited condensed consolidated financial statements).

Interest and Finance Costs

Interest and finance costs were $206,000 for the three months ended March 31, 2008 compared to approximately $2.0 million for the three months ended March 31, 2007. The decrease in interest and finance costs of approximately $1.8 million was primarily attributable to the absence in the current period of (i) approximately $370,000 of interest expense and approximately $1.3 million of amortization of debt discount and issue costs in connection with convertible notes which were subsequently redeemed prior to June 30, 2007 and (ii) approximately $147,000 of registration rights delay penalties. As of June 30, 2007, all required registration statements had been filed and declared effective by the SEC. In addition, for the three months ended March 31, 2008 and 2007, we accrued approximately $205,000 and $150,000 of interest expense, respectively, on the portion of shared Medidur FA for DME product candidate development costs that we elected not to pay. In connection with the amended collaboration agreement with Alimera, the total development costs, including associated penalties and accrued interest, owed by the Company to Alimera were cancelled. The Company does not expect to incur any interest and finance costs for the remainder of the fiscal year ending June 30, 2008.

Deferred Income Tax Benefit

Deferred income tax benefit decreased to $15,000 for the three months ended March 31, 2008 from $3.5 million for the three months ended March 31, 2007. The primary reason for the smaller benefit in the current period is that since June 30, 2007 valuation allowances have been required to offset essentially all net operating loss carryforwards created during the current period, which was not the case for the earlier period. The limitation on the ability to record deferred tax assets since June 30, 2007 was primarily attributable to the significant impairment write-down (and resulting decrease in the deferred tax liabilities) recorded in June 2007 related to the Retisert patents.

Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007:

	Nine Months Ended March 31,		Change
	2008	2007	Amount	%
	(In thousands except percentages)
Revenues	$773	$1,483	$(710)	(48)%

Operating expenses:
Research and development	12,022	16,877	(4,855)	(29)%
Selling, general and administrative	8,609	8,272	337	4%

Total operating expenses	20,631	25,149	(4,518)	(18)%

Loss from operations	(19,858)	(23,666)	3,808	(16)%
Other income (expense):
Change in fair value of derivative	7,193	(4,606)	11,799	(256)%
Interest income	534	152	382	251%
Interest and finance costs	(507)	(8,823)	8,316	(94)%
Loss on extinguishment of debt	—	(12,147)	12,147	na
Other	308	95	213	224%

Total other income (expense)	7,528	(25,329)	32,857	(130)%

Loss from continuing operations before income taxes	(12,330)	(48,995)	36,665	(75)%
Deferred income tax benefit	239	7,033	(6,794)	(97)%

Net loss from continuing operations	(12,091)	(41,962)	29,871	(71)%
Net loss from discontinued operations	—	(1,294)	1,294	na

Net loss	$(12,091)	$(43,256)	$31,165	(72)%

na = not applicable

Revenue

Revenue decreased by $710,000, or 48%, to $773,000 for the nine months ended March 31, 2008 from $1.5 million for the nine months ended March 31, 2007. The decrease was primarily attributable to a $671,000 reduction in royalty income payable to the Company by Bausch & Lomb on its sales of Retisert. In connection with an advance royalty agreement entered into with Bausch & Lomb in June 2005, royalties otherwise payable to the Company were retained by Bausch & Lomb for the nine months ended March 31, 2008.

Royalties paid or otherwise payable to the Company from Bausch & Lomb for each of the nine months ended March 31, 2008 and 2007 were approximately $1.4 million.

Research and Development

Research and development decreased by approximately $4.9 million, or 29%, to approximately $12.0 million for the nine months ended March 31, 2008 from approximately $16.9 million for the nine months ended March 31, 2007. This decrease was primarily attributable to the following factors:

•

a decrease of approximately $4.3 million in amortization of intangible assets due to the effects of (i) the $45.3 million asset impairment write-down at June 30, 2007 related to our Retisert patents and (ii) the revision of the expected useful life for our BrachySil intangible assets from 7 years to 11 years effective as of December 31, 2006; and

•

a decrease of approximately $1.9 million in our U.K. and Singapore-based operating expenses as a result of (i) personnel reductions in the U.K. which were implemented as cost reduction measures and (ii) reduced depreciation expense related to a clean room facility that was fully depreciated at June 30, 2007; which were partially offset by

•	an increase of approximately $2.0 million in development costs related to the Phase III clinical trial of the Medidur FA for DME product candidate.

Selling, General and Administrative

Selling, general and administrative costs increased by approximately $337,000, or 4%, to approximately $8.6 million for the nine months ended March 31, 2008 from approximately $8.3 million for the nine months ended March 31, 2007. This increase was primarily attributable to the following factors:

•	an increase of approximately $1.0 million in legal fees, primarily attributable to (a) the Company’s proposal to reincorporate in the United States; (b) collaboration agreements; and (c) patents; and

•	approximately $200,000 of current period costs incurred for market development research for certain product candidates; which were partially offset by

•	a decrease of approximately $350,000 of personnel and related costs related to our Australian operations resulting from the consolidation of functions in Boston, Massachusetts;

•	a decrease of approximately $200,000 in audit and audit related fees; and

•	the absence of approximately $250,000 in fees incurred in the prior year period for financing transaction alternatives that were not consummated.

Change in Fair Value of Derivative

Change in fair value of derivative represented income of approximately $7.2 million for the nine months ended March 31, 2008 compared to expense of approximately $4.6 million for the nine months ended March 31, 2007.

For the nine months ended March 31, 2008, the change in fair value of derivative was related to warrants issued in financing transactions denominated in A$ and resulted in income of approximately $7.2 million primarily due to a decrease in the market price of our ordinary shares during that period. These derivative liabilities will be subject to future revaluation through expiration, or earlier exercise, of the underlying warrants. Several factors, primarily decreases or increases in the Company’s ordinary share price, will result in income or expense amounts, respectively, to be recorded in future periods.

For the nine months ended March 31, 2007, the change in fair value of derivative consisted of (a) approximately $2.4 million of expense related to the embedded conversion features of our convertible notes, which were redeemed in full prior to June 30, 2007 and (b) approximately $2.2 million of expense related to warrants issued in financing transactions denominated in A$. The expense amounts were primarily attributable to an increase in the market price of our ordinary shares during the nine months ended March 31, 2007.

Interest Income

Interest income increased by approximately $382,000, or 251%, to $534,000 for the nine months ended March 31, 2008 from $152,000 for the nine months ended March 31, 2007. This increase was attributable to (i) interest earned on cash equivalent balances resulting from the July 2007 share issue and (i) interest accrued on the $1.5 million note receivable due April 2008 in connection with the April 2007 sale of our former subsidiary, AION Diagnostics Limited, the principal and interest of which has not been paid and is overdue (see Note 11 to the accompanying unaudited condensed consolidated financial statements).

Interest and Finance Costs

Interest and finance costs were approximately $507,000 for the nine months ended March 31, 2008 compared to approximately $8.8 million for the nine months ended March 31, 2007. The decrease in interest and finance costs of approximately $8.3 million was primarily attributable to the absence in the current period of (i) approximately $1.1 million of interest expense and approximately $4.7 million of amortization of debt discount and issue costs in connection with convertible notes which were redeemed prior to June 30, 2007 and (ii) approximately $2.6 million of registration rights delay penalties. As of June 30, 2007, all required registration statements had been filed with and declared effective by the SEC. In addition, for the nine months ended March 31, 2008 and 2007, we accrued approximately $507,000 and $409,000 of interest expense, respectively, on the portion of shared Medidur FA for DME product candidate development costs that we elected not to pay. In connection with the amended collaboration agreement with Alimera, the total deferred development costs, including associated penalties and accrued interest, owed by the Company to Alimera were cancelled. The Company does not expect to incur any interest and finance costs for the remainder of the fiscal year ending June 30, 2008.

Loss on Extinguishment of Debt

Loss on extinguishment of debt totaled approximately $12.1 million for the nine months ended March 31, 2007. In September 2006, we amended the terms of the convertible promissory note issued to Sandell in November 2005. The terms of the amendment agreement met the criteria that required the original note to be accounted for as an extinguishment of debt and the amended note to be accounted for as the issuance of a new convertible debt instrument. The terms of the amendment included consideration issued to Sandell of (i) warrants to purchase 5.7 million ADS (valued at $8.7 million using the Binomial Tree Model); and (ii) the payment of $1.0 million in cash. The calculation of the loss on extinguishment included the cash and non-cash consideration issued to Sandell. In December 2006, we entered into a second amendment agreement in connection with the Sandell convertible note. The terms of the second amendment agreement met the criteria that required the previously amended note to be accounted for as an extinguishment of debt and the second amended note to be accounted for as the issuance of a new convertible debt instrument. The terms of the amendment included the issuance to Sandell of additional warrants to purchase 1.5 million ADSs (valued at $1.7 million using the Binomial Tree Model). The calculation of the loss on extinguishment included the value of this non-cash consideration issued to Sandell. The Company’s convertible notes were redeemed in full prior to June 30, 2007 and, accordingly, there is no loss from extinguishment of debt in the current year period.

Other Income

Other income increased by approximately $213,000, or 224%, to $308,000 for the nine months ended March 31, 2008 from $95,000 for the nine months ended March 31, 2007. This increase consisted of approximately $405,000 of income attributable to a revenue sharing arrangement with the provider of the Company’s ADR program, partially offset by net foreign exchange losses of approximately $100,000.

Deferred Income Tax Benefit

Deferred income tax benefit decreased to $239,000 for the nine months ended March 31, 2008 from approximately $7.0 million for the nine months ended March 31, 2007. The primary reason for the smaller benefit in the current period is that since June 30, 2007 valuation allowances have been required to offset essentially all net operating loss carryforwards created during the current period, which was not the case for the earlier period. The limitation on the ability to record deferred tax assets since June 30, 2007 was primarily attributable to the significant impairment write-down (and resulting decrease in the deferred tax liabilities) recorded in June 2007 related to the Retisert patents.

Liquidity and Capital Resources

We have incurred operating losses since inception and, at March 31, 2008 we had a total accumulated deficit of $161.0 million. Our research and development and selling, general and administrative costs, in the aggregate, have exceeded our revenues, including revenues related to our two commercialized products, and, accordingly, our operations have historically generated negative cash flows. Although we generated positive cash flows from operations for the three months ended March 31, 2008, primarily due to the $12.0 million up front cash proceeds from the amended collaboration agreement with Alimera, we generally expect negative cash flows from operations on a quarterly basis at least until such time as one or more of our product candidates achieves regulatory approval and commences commercial sales. Since our inception, we have relied primarily on sales of our equity and debt securities and the proceeds from license fee and collaboration payments to fund our operations.

Cash and cash equivalents totaled approximately $18.2 million at March 31, 2008 compared to $2.7 million at June 30, 2007. We currently believe that if the Pfizer and Alimera agreements continue and we receive the Pfizer research and development funding, Alimera continues to fund the development of Medidur FA and we receive the scheduled conditional note payments from Alimera, our existing cash resources together with these payments will be sufficient to fund our operations under our current operating plan through at least June 30, 2010. If we receive Alimera or Pfizer milestone payments or our Retisert royalties resume during that period, our operations would be funded for a longer period.

The timing and amount of our future capital requirements will depend upon many other factors, including, but not limited to:

•

the continuation of, and payments under, our existing collaboration and license agreement with Pfizer, Alimera and others, including their continued funding of our programs and our receipt of milestone, royalty, note and other payments, and the development of new collaboration and licensing agreements for other product candidates, such as BrachySil;

•	the amount and timing of sales of Retisert, which affects the timing of resumption of Retisert royalty payments, and the amounts of such royalty payments;

•	the scope and extent of our internally funded operations, including our programs for BrachySil and other BioSilicon product candidates;

•	our ability to establish and maintain strategic arrangements (in addition to those set forth above) for research, development, clinical testing, manufacturing and marketing;

•	the success of our products and product candidates, including the timing and costs of regulatory approvals and the commercial success of approved products;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	changes in our current operating plan, which may affect our need for capital; and

•	the consummation of our proposed reincorporation.

If we require additional financing, we do not know if it will be available when needed or on terms favorable to us or our stockholders. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and potential dilutive equity, or funding through collaboration agreements may be on unfavorable terms including requiring us to relinquish rights to our technologies or products. If adequate financing is not available if and when needed, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, or otherwise reduce our cash requirements.

Our consolidated statements of cash flows for the nine months ended March 31, 2008 and 2007 are summarized as follows:

	2008	2007	Change
	(In thousands)
Net loss:	$(12,091)	$(43,256)	$31,165
Changes in operating assets and liabilities	12,919	1,043	11,876
Other adjustments to reconcile net loss to cash flows from operating activities	(3,531)	24,553	(28,084)

Cash flows used in operating activities	$(2,703)	$(17,660)	$14,957

Cash flows used in investing activities	$(133)	$(71)	$(62)

Cash flows provided by financing activities	$18,387	$12,490	$5,897

Net cash used in operating activities totaled approximately $2.7 million for the nine months ended March 31, 2008 compared to approximately $17.7 million for the nine months ended March 31, 2007. The decrease in cash used in operations of approximately $15.0 million was primarily attributable to (a) $13.0 million cash received in the current year period from various license and collaboration agreements, primarily the $12.0 million payment from Alimera on March 14, 2008; (b) the absence in the current period of $2.3 million of interest expense and registration rights penalties in connection with our convertible notes; and (c) a reduction of approximately $1.3 million of salaries and related benefits as a result of staff reductions in our U.K. operations, the consolidation of functions from Perth, Australia to Boston, Massachusetts and the sale of AION Diagnostics Limited in April 2007, all undertaken as part of the Company’s cost reduction efforts; which were partially offset by (x) an increase of approximately $900,000 in development costs of Medidur FA for DME paid to Alimera Sciences; and (y) a reduction of $240,000 in Retisert and Vitrasert royalties.

Net cash used in investing activities, which increased by $62,000, consisted entirely of purchases of property and equipment. Net cash flows provided by financing activities totaled approximately $18.4 million for the nine months ended March 31, 2008 compared to approximately $12.5 million for the nine months ended March 31, 2007. During the nine months ended March 31, 2008, we sold 164,567,945 ordinary shares (consisting of 14,402,000 ADSs and 20,547,945 ordinary shares) for net proceeds of approximately $18.4 million. Pfizer purchased 5,200,000 ADSs (52,000,000 equivalent ordinary shares) of that total pursuant to the terms of the Pfizer agreement on April 3, 2007.

During the nine months ended March 31, 2007, cash flows provided by financing activities consisted of the following transactions:

(a)	Share offerings:

•

In February 2007, we sold 50,044,132 units, each representing one ordinary share together with two four-year warrants to purchase an ordinary share at A$0.23 per share for net proceeds of A$10.8 million ($8.5 million).

•

In December 2006, we sold 14,330,768 units, each representing one ordinary share together with two four-year warrants to purchase an ordinary share at A$0.26 per share for net proceeds of A$3.6 million ($2.8 million).

(b)	Issuance of Absolute convertible notes:

•	In September 2006, we sold $6.5 million principal amount of subordinated convertible notes net of issuance costs of $1.1 million.

(c)	Amendments of Sandell convertible note:

•

In connection with the September 14, 2006 amendment of the Sandell convertible note we (i) repaid $2.5 million of the note principal and (ii) made an additional payment to Sandell of $1.0 million. In connection with that amendment and a subsequent letter agreement modification dated October 17, 2006, we incurred aggregate borrowing costs of $670,000.

We had no borrowings or line of credit facilities as of March 31, 2008.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition (including changes thereto), revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

The following table summarizes our minimum contractual obligations as of March 31, 2008 to make payments under existing operating leases and outstanding purchase obligations.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating Lease Obligations	$1,166	$439	$722	$5	$—

Purchase Obligations	420	413	7	—	—

Total	$1,586	$852	$729	$5	$—

Our purchase obligations consist primarily of purchase orders (i) for clinical trial materials, capital expenditures, supplies and other operating needs; and (ii) for commitments under contracts for maintenance needs and other services, including expansion of our BioSilicon manufacturing capacity. We excluded long-term agreements for services and operating needs that can be cancelled without penalty.

We also have contractual obligations that are variable in nature and, as such, are not included in the above table. These include the following:

Executive contracts. The Company has agreements with three executive officers which will require the Company to make severance payments to them if the Company terminates their employment without cause or the executives resign for good cause. If the Company terminated all three executives as of March 31, 2008, or if all three executives resigned for good cause on such date, the Company would be required to make aggregate payments up to approximately $900,000 to these executives. The Company may also be required to make additional aggregate payments of up to $800,000 to Dr. Ashton pursuant to a non-competition agreement. Payments under this non-competition agreement would be reduced on a dollar-for-dollar basis by any amounts paid to Dr. Ashton pursuant to the severance arrangements set forth in his employment agreement. The amounts payable to the Company’s executives pursuant to severance arrangements change over time depending upon the date of termination and their then current salaries.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to implement SFAS 157 on July 1, 2008 and is currently assessing the impact of adoption.

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

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141 (revised)”). SFAS 141 (revised) relates to business combinations and requires the acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141 (revised) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company must adopt this standard on a prospective basis for any business combinations entered into after June 30, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that require sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning July 1, 2009. The Company is currently evaluating the impact, if any, of the adoption of SFAS 160 on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of SFAS 161.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have exposure to changes in foreign currency exchange rates, valuation of derivative liabilities and interest rates.

Foreign Currency Exchange Rates

We conduct operations in two principal currencies, the U.S. dollar and the Pound Sterling. The U.S. dollar operates as the functional currency for our U.S. and Australian operations and the Pound Sterling as the functional currency for our U.K. operations. Cash to fund working capital requirements is managed centrally by the U.S. subsidiary. In connection with the ongoing consolidation of functions in the United States, cash and cash equivalents have become significantly concentrated in U.S. dollars.

At March 31, 2008, pSivida Limited had cash balances denominated in Australian dollars of A$276,000. The following table shows the sensitivity of our consolidated statements of operations to an appreciation or depreciation in the value of the Australian dollar currency against pSivida Limited’s U.S. dollar functional currency.

				Current
	A$ Depreciation			Rate	A$ Appreciation
	-15%	-10%	-5%		+5%	+10%	+15%
	(In thousands of U.S. dollars)
Unrealized exchange (loss)/gain	$(38)	$(25)	$(13)	—	$13	$25	$38

Derivative Liabilities

In connection with several capital raising transactions, we issued ordinary shares together with detachable warrants to purchase additional ordinary shares over a specified time period. Since these warrants were denominated in A$, which is different than the Company’s US$ functional currency, the values of these warrants were recorded as derivative liabilities, subject to revaluation at subsequent reporting dates. The change in fair value of derivatives related to these investor warrants resulted in income of approximately $1.2 million and $7.2 million during the three and nine months ended March 31, 2008, respectively, and was determined using the Black-Scholes valuation model.

Our financial position and results of operations will be sensitive to future revaluations of these derivative liabilities. The primary factor that impacts the change in fair value of these derivatives is fluctuations in our share price. Reduction of the remaining useful life of the warrants, assuming that share price remains constant, will result in a modest decrease of the derivative liability value. Changes in risk-free interest rates have a deminimis effect.

At March 31, 2008, the closing price of the Company’s ordinary shares traded on the ASX was A$0.09 per share. The following table summarizes the sensitivity of our consolidated statements of operations for the three months ended March 31, 2008 to assumed increases or decreases of the Company’s ASX share price at March 31, 2008:

	Decrease in A$ Stock Price			Current Price	Increase in A$ Stock Price
	-15%	-10%	-5%		+5%	+10%	+15%
	(In thousands of U.S. dollars)
Change in fair value of derivatives	$636	$433	$221	$—	$(230)	$(468)	$(715)

Interest Rates

Cash and cash equivalent balances are subject to variable interest rates. We do not consider our exposure to interest rates to be significant.

Item 4.	Controls and Procedures

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

In connection with our management’s assessment of our internal control over financial reporting as reported in our annual report on Form 20-F for the year ended June 30, 2007, the following material weakness was identified as of June 30, 2007 for which remediation is in process:

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

Changes in internal control over financial reporting

In our annual report on Form 20-F for the year ended June 30, 2007, we identified the material weakness in our internal control over financial reporting set forth in the paragraph above. During the three months ended March 31, 2008, we implemented the following actions for purposes of complying with Section 404 of the Sarbanes-Oxley Act of 2002:

•

As of March 31, 2008, we have completed the process of hiring the accounting and finance personnel and outside consultants needed to address the material weakness in internal control over financial reporting identified in our annual report on Form 20-F for the year ended June 30, 2007.

•

We made preparations to reincorporate in the United States. Reincorporation in the United States would simplify our regulatory compliance obligations and make available to us more resources for resolving US GAAP accounting issues, as we would no longer be required to prepare financial statements in accordance with A-IFRS. The reincorporation is subject to Australian Federal Court and shareholder approval.

Other than those changes referenced above, there have been no other changes in our internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, “Item 3.D. Risk Factors” of our Annual Report on Form 20-F for the fiscal year ended June 30, 2007, except as follows.

Risks related to our company and our business

The risk factor entitled “Our ability to obtain additional capital is uncertain, and if we do not obtain it, we may not be able to fund our operations and the development of our products and may be required to suspend, curtail or terminate our operations” is deleted.

The following risk factors are added, and the risk factor entitled “Our current licensees may terminate their agreements with us at any time, and if they do, we may not be able to effectively develop and sell our products” is modified as set forth below.

If we do not receive expected payments from Pfizer or Alimera, we may be required to seek additional capital in order to fund our operations, and our ability to obtain additional capital is uncertain.

Our cash and cash equivalents totaled approximately $18.2 million at March 31, 2008. We currently believe that if the Pfizer and Alimera agreements continue and we receive the Pfizer research and development funding, Alimera continues to fund the development of Medidur FA and we receive the scheduled conditional note payments from Alimera, our existing cash resources together with these payments will be sufficient to fund our operations under our current operating plan through at least June 30, 2010. However, if Pfizer or Alimera fails to make these expected payments or if Alimera stops funding the development of Medidur FA, we may be required to seek additional capital prior to June 30, 2010. Whether and when we will require additional capital will depend upon many other factors, including, but not limited to:

•

the continuation of and payments under, our existing collaboration and license agreements with Pfizer, Alimera and others, including their continued funding of our programs and our receipt of milestone, royalty, note and other payments, and the development of new collaboration and licensing agreements for other product candidates, such as BrachySil;

•	the amount and timing of sales of Retisert, which affects the timing of resumption of Retisert royalty payments and the amount of such royalty payments;

•	the scope and extent of our internally funded operations, including our programs for BrachySil and other BioSilicon product candidates;

•	our ability to establish and maintain strategic arrangements (in addition to those set forth above) for research, development, clinical testing, manufacturing and marketing;

•	the success of our products and product candidates including the timing and costs of regulatory approvals and the commercial success of approved products;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	changes in our current operating plan, which may affect our need for capital; and

•	the consummation of our proposed reincorporation.

If we require additional capital in the future, we do not know if it will be available when needed or on terms favorable to us or our stockholders. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and potentially dilutive equity, and collaboration agreements may be on unfavorable terms including requiring us to relinquish rights to our technologies or products. If adequate financing is not available if and when needed, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or otherwise reduce our cash requirements.

Our current licensees may terminate their agreements with us at any time, and if they do, we may not be able to effectively develop and sell our products.

Our licensees have rights of termination under our agreements with them. Exercise of termination rights by those parties may leave us temporarily or permanently without development, marketing or sales resources, which may have an adverse effect on our business, financial condition and results of operations. Additionally, our interests may not continue to coincide with those of our partners, and our partners may develop independently or with third parties, products or technologies that could compete with our products. Further, disagreements over rights or technologies or other proprietary interests may occur.

We have exclusively licensed certain of our controlled drug delivery technologies to Pfizer for ophthalmic applications. Pfizer is funding research and further development and commercialization of products licensed under our agreement with them. Pfizer may terminate the agreement at any time and for any reason upon 60 days written notice. We have exclusively licensed our technology with respect to Vitrasert, Retisert and certain other ophthalmic uses to Bausch & Lomb, and with respect to Medidur for DME and certain other ophthalmic uses to Alimera Sciences. Bausch & Lomb is responsible for funding and managing the development and commercialization of all licensed products and can terminate its agreement with us at any time upon 90 days’ written notice. Pursuant to the amended collaboration agreement with Alimera, Alimera has assumed financial responsibility for the development of licensed products, along with sole responsibility for the commercialization of such licensed products. Alimera may abandon the development and commercialization of any licensed product at any time.

Alimera was incorporated in June 2003 and has limited resources. Any of Pfizer, Bausch & Lomb or Alimera may decide not to continue with or commercialize any or all of the licensed products, change strategic focus, pursue alternative technologies, develop competing products or terminate their agreements with us. While Pfizer and Bausch & Lomb have significant experience in the ophthalmic field and have substantial resources, there is no assurance as to whether, and to what extent, that experience and those resources will be devoted to our technologies. Because we do not currently have sufficient funding or internal capabilities to develop and commercialize these products and proposed products, decisions, actions, breach or termination of these agreements by Pfizer, Bausch & Lomb or Alimera could delay or stop the development or commercialization of Retisert, Medidur for DME or other of our products licensed to such entities.

If our proposed reincorporation in the United States is not implemented, our independent auditor may resign, and we may be unable to engage a replacement independent auditor.

Primarily because we are incorporated in Australia whilst most of our assets and operations are located in the United States and because we are now required to file annual audited and interim unaudited financial reports in the United States in compliance with US auditing standards in addition to in compliance with Australian securities regulation, our independent auditor has indicated that, unless the reincorporation is approved, it will seek the consent of the Australian Securities and Investment Commission to resign as our Australian statutory auditor at the 2008 annual general meeting and could earlier cease its role with respect to our US reporting and auditing requirements.

If we are not reincorporated and our independent auditor resigns, we believe that it would be difficult to engage a replacement independent auditor because any potential replacement independent auditor would likely assess us as a client in substantially the same manner as our current independent auditor. In particular, we believe that it would be difficult to engage a replacement independent auditor because: (i) we are currently required to have our financial statements audited both in accordance with A-IFRS presented in A$ and in accordance with US GAAP presented in US$; (ii) substantially all of our assets and operations are located outside of Australia while we are incorporated in Australia; and (iii) we are regulated as a domestic issuer under both Australian and US securities laws and under ASX and NASDAQ rules. Under applicable laws and listing requirements, our annual financial statements must be audited, and our interim unaudited financial statements must be reviewed, by an independent auditor. Therefore, unless the reincorporation is approved, we could be unable to meet these requirements, beginning with our financial statements for the quarter ending September 30, 2008. If we cannot issue our financial statements on a timely basis, we will violate regulatory requirements and ultimately be delisted from ASX, NASDAQ and the Frankfurt Stock Exchange, and will breach contractual agreements related to its outstanding registration statements for the issuance and resale of securities, resulting in potentially significant cash penalties.

Risks related to our stock and our ADSs

The following additional risk factor now forms part of the risk factors.

The liquidity and price of our ADSs may be negatively impacted if they are delisted from NASDAQ.

Our ADSs are currently listed for trading on the NASDAQ Global Market. We must continue to satisfy NASDAQ’s continued listing requirements, including maintaining a minimum bid price for our ADSs of $1.00 per ADS, or risk delisting which could have a material adverse affect on our business. A delisting of our ADSs from NASDAQ could materially reduce the liquidity of our ADSs and result in a corresponding material reduction in the price of our ADSs. In addition, any such delisting could harm our ability to raise capital on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees.

In December 2007, we received a letter from the NASDAQ Listing Qualifications Department notifying us that, for the prior 30 consecutive business days, the bid price of our ADSs had closed below the minimum $1.00 per share required for continued listing on the NASDAQ Global Market. Under the rules set forth by the NASDAQ Listing Qualifications Department, issuing this notice is customary practice when a NASDAQ quoted company’s closing bid price has been less than $1.00 per share for 30 consecutive trading days. NASDAQ has provided us with a grace period of 180 calendar days, or until June 24, 2008, to regain compliance. In order to regain compliance, the bid price of our securities must close at $1.00 per share or more for a minimum of ten consecutive trading days.

The share exchange contemplated as part of the proposed reincorporation transaction is expected to assist in satisfying the minimum bid price requirement; however, we cannot predict what the actual trading price of our securities will be after the reincorporation. If we do not regain compliance with the $1.00 minimum bid price requirement by June 24, 2008, NASDAQ will provide written notice that our securities will be delisted from the NASDAQ Global Market. At that time, we may appeal NASDAQ’s determination or we may apply to transfer our securities to the NASDAQ Capital Market. In the event that our securities appear likely to be delisted from the NASDAQ Global Market, we expect that, upon application thereto, our securities would then trade on the NASDAQ Capital Market, where we will have 180 days to regain compliance with the NASDAQ minimum bid price requirements. If the reincorporation is not implemented or is not implemented on a schedule that would permit our securities to trade on NASDAQ for ten trading days following the reincorporation by June 24, 2008, our ability to regain compliance is uncertain.

Item 5. Other Information

(a). As a result of the Company’s decision to seek to reincorporate in the United States, the Company determined to continue Aaron Finlay’s role on a consultancy basis. Accordingly, the Company entered into a contractor agreement dated February 29, 2008 with Sol Capital Pty Ltd, a company wholly owned by Mr. Finlay, to formalize the consultancy arrangement. The Company agreed to pay Mr. Finlay, through Sol Capital Pty Ltd, a gross monthly fee of A$13,000. In return, Mr. Finlay will provide the Company with such services as are agreed from time to time as relevant to the Company’s operations and that are within the scope of Mr. Finlay’s expertise. Mr. Finlay will provide such services for a maximum of two days per week. The Company may also request Mr. Finlay to work additional hours at a gross rate of A$240 per hour. The term of the agreement is six months from February 29, 2008. The Company and Aaron Finlay also entered into a Deed of Release dated February 29, 2008 pursuant to which Aaron Finlay agreed to resign, effective February 28, 2008, as Company Secretary and from his positions at pSiNutria Limited. The Company agreed to pay Mr. Finlay an aggregate gross amount of A$177,019 under this Deed of Release. The Company also agreed that Mr. Finlay may exercise any options in the Company held by or behalf of Mr. Finlay that vest prior to December 31, 2010 until such options expire or are exercised. All unvested options in the Company held by Mr. Finlay on January 1, 2011 will automatically be cancelled by the Company. Mr. Finlay agreed to release the Company from all claims arising out of his positions with the Company and his resignation. The Company agreed to a limited release of Mr. Finlay.

Item 6.	Exhibits

(a)	Exhibits

10.1	Amended and Restated Collaboration Agreement by and between pSivida Inc. and Alimera Sciences, Inc. dated March 14, 2008 (i)

10.2	Deed of Release between pSivida Limited and Aaron Finlay, dated February 29, 2008 (ii)

10.3	Contractor Agreement between pSivida Limited and Sol Capital Pty Ltd February 29, 2008 (ii)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(i)	Filed herewith (Subject to a previously filed request for confidential treatment)

(ii)	Filed herewith

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

pSivida Limited (Registrant)

Date: May 12, 2008	By:	/s/ Paul Ashton
	Name:	Paul Ashton
	Title:	Managing Director

Date: May 12, 2008	By:	/s/ Michael J. Soja
	Name:	Michael J. Soja
	Title:	Vice President, Finance and Chief Financial Officer