Form 10-Q/A
period 2007-09-30
pSivida LTD
filed 2008-06-18
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

pSivida US, Inc.

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

Explanatory Note

pSivida Limited (the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q (“Form 10-Q/A”) to restate its Condensed Consolidated Balance Sheets as of September 30, 2007 and June 30, 2007 and related Condensed Consolidated Statement of Stockholders’ Equity for the three months ended September 30, 2007 as described in Note 10 – Restatement of the Notes to the Condensed Consolidated Financial Statements.

As disclosed in Note 1 of the previously filed Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (“Original Form 10-Q”), the Company filed with the Securities and Exchange Commission (“SEC”) an Annual Report on Form 20-F as of and for the year ended June 30, 2007. The consolidated financial statements included in the Form 20-F were presented in Australian dollars (“A$”) in accordance with Australian equivalents to International Financial Reporting Standards (“A-IFRS”) and included a reconciliation, also presented in A$, to accounting principles generally accepted in the United States (“US GAAP”). On June 10, 2008, the Federal Court of Australia, following shareholder approval on June 6, 2008, approved a scheme of arrangement for the Company to reincorporate as a U.S. company under the name pSivida Corp. In connection with the reincorporation, the Company is in the process of preparing audited consolidated financial statements as of and for the year ended June 30, 2007 in accordance with US GAAP and presented in U.S. dollars (“US$”).

During the audit, the Company identified an error relating to the December 2005 acquisition of Control Delivery Systems, Inc. The error was the result of incorrectly translating the A$ value of shares issued as purchase consideration for the acquisition back to US$ by using the exchange rate at the measurement date determined under A-IFRS instead of under US GAAP. The impact of correcting this error resulted in an increase to both Goodwill and Additional paid-in capital at March 31, 2008, December 31, 2007, September 30, 2007 and June 30, 2007 of approximately $4.7 million. There was no impact on taxes since the Goodwill is not tax deductible.

This error does not impact the Company’s Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows for any of the quarterly periods referenced above.

The following sections of this Form 10-Q/A have been amended to reflect the restatement:

•	Part I, Item 1 – Condensed Consolidated Financial Statements (Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders’ Equity, Restated; Note 10 – Restatement);

•	Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (Intangible Assets and Goodwill); and

•	Part I, Item 4 – Controls and Procedures

In addition, while preparing this Form 10-Q/A, the Company concluded that it should amend “Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds” to include disclosure regarding the Company’s registered direct offering that closed in July 2007.

For the convenience of the reader, this Form 10-Q/A sets forth the Company’s Original Form 10-Q in its entirety as amended by, and to reflect, the restatement and other amendment referenced above. No material changes have been made in this Form 10-Q/A to update other disclosures presented in the Original Form 10-Q, or to modify or update those disclosures, including the exhibits to the Original Form 10-Q, affected by subsequent events.

The Company has contemporaneously filed amendments to its 2008 Forms 10-Q for each of the quarters ended March 31, 2008 and December 31, 2007. Those amended 2008 filings include restated information for periods affected by these restatements.

This Form 10-Q/A has been signed as of a current date and all certifications of the Company’s Principal Executive Officer and Principal Financial Officer are given as of a current date. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q for the three months ended September 30, 2007, including any amendments to those filings.

PSIVIDA LIMITED AND SUBSIDIARIES

PSIVIDA LIMITED AND SUBSIDIARIES

(A Development Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	September 30, 2007	June 30, 2007
	(As restated - see Note 10)
Assets
Current assets:
Cash and cash equivalents	$16,454	$2,670
Accounts and note receivable and other current assets	2,899	3,024

Total current assets	19,353	5,694
Property and equipment, net of accumulated depreciation of $4,853 and $4,631, respectively	467	512
Goodwill	60,758	60,211
Other intangibles, net of accumulated amortization of $70,192 and $68,873, respectively	40,465	40,798

Total assets	$121,043	$107,215

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$7,304	$7,536
Deferred revenue	338	356
Derivative liabilities	5,262	8,865

Total current liabilities	12,904	16,757
Deferred revenue	1,275	1,346
Deferred tax liabilities	648	856

	14,827	18,959

Stockholders’ equity:
Common stock, no par value, 730,518,775 and 565,950,830 shares issued and outstanding, respectively	—	—
Additional paid-in capital	247,462	229,893
Accumulated deficit prior to development stage	(2,016)	(2,016)
Accumulated deficit during development stage	(147,427)	(146,632)
Accumulated other comprehensive income	8,197	7,011

Total stockholders’ equity	106,216	88,256

Total liabilities and stockholders’ equity	$121,043	$107,215

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

See notes to condensed consolidated financial statements

PSIVIDA LIMITED AND SUBSIDIARIES

(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value Amount		Prior to Development Stage	During Development Stage
			(As restated - see Note 10)				(As restated - see Note 10)
Balance at December 1, 2000	62,329,947	$—	$3,226	$(2,016)	$—	$—	$1,210

Shares issued, net of issue costs	9,300,000	—	1,466	—	—	—	1,466
Shares issued as consideration for acquisition, net of issue costs	10,918,535	—	1,833	—	—	—	1,833
Net loss	—	—	—	—	(348)	—	(348)
Foreign currency translation adjustments	—	—	—	—	—	(129)	(129)

Balance at June 30, 2001	82,548,482	—	6,525	(2,016)	(348)	(129)	4,032

Balance at July 1, 2001	82,548,482	—	6,525	(2,016)	(348)	(129)	4,032

Shares issued, net of issue costs	12,300,000	—	1,205	—	—	—	1,205
Sale of stock by subsidiary	—	—	(121)	—	—	—	(121)
Shares issued in connection with purchase plan, net of issue costs	998,500	—	113	—	—	—	113
Net loss	—	—	—	—	(936)	—	(936)
Foreign currency translation adjustments	—	—	—	—	—	455	455

Balance at June 30, 2002	95,846,982	—	7,722	(2,016)	(1,284)	326	4,748

Balance at July 1, 2002	95,846,982	—	7,722	(2,016)	(1,284)	326	4,748

Shares issued, net of issue costs	7,000,000	—	435	—	—	—	435
Shares issued in lieu of director’s fees	769,231	—	56	—	—	—	56
Share-based compensation	—	—	38	—	—	—	38
Exercise of stock options	300,000	—	41	—	—	—	41
Net loss	—	—	—	—	(1,326)	—	(1,326)
Foreign currency translation adjustments	—	—	—	—	—	771	771

Balance at June 30, 2003	103,916,213	—	8,292	(2,016)	(2,610)	1,097	4,763

Balance at July 1, 2003	103,916,213	—	8,292	(2,016)	(2,610)	1,097	4,763

Shares issued, net of issue costs	25,000,000	—	19,050	—	—	—	19,050
Shares issued in connection with purchase plan, net of issue costs	3,891,572	—	607	—	—	—	607
Shares issued as consideration for acquisition, net of issue costs	13,000,000	—	4,565	—	—	—	4,565
Share-based compensation	—	—	500	—	—	—	500
Exercise of stock options	8,130,000	—	1,172	—	—	—	1,172
Net loss	—	—	—	—	(3,549)	—	(3,549)
Foreign currency translation adjustments	—	—	—	—	—	(1,018)	(1,018)

Balance at June 30, 2004	153,937,785	—	34,186	(2,016)	(6,159)	79	26,090

See notes to condensed consolidated financial statements

PSIVIDA LIMITED AND SUBSIDIARIES

(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value Amount		Prior to Development Stage	During Development Stage
			(As restated - see Note 10)				(As restated - see Note 10)
Balance at July 1, 2004	153,937,785	$—	$34,186	$(2,016)	$(6,159)	$79	$26,090

Shares issued as consideration for acquisition, net of issue costs	49,804,381	—	43,995	—	—	—	43,995
Share-based compensation	—	—	419	—	—	—	419
Exercise of stock options	15,570,000	—	2,716				2,716
Net loss	—	—	—	—	(12,357)	—	(12,357)
Foreign currency translation adjustments	—	—	—	—	—	6,135	6,135

Balance at June 30, 2005	219,312,166	—	81,316	(2,016)	(18,516)	6,214	66,998

Balance at July 1, 2005	219,312,166	—	81,316	(2,016)	(18,516)	6,214	66,998

Shares issued, net of issue costs	17,165,811	—	8,294	—	—	—	8,294
Shares issued as consideration for acquisition, net of issue costs	161,047,790	—	104,200	—	—	—	104,000
Share-based compensation	(528,400)	—	1,513	—	—	—	1,513
Equity portion of convertible note	—	—	1,252	—	—	—	1,252
Exercise of stock options	38,740	—	—	—	—	—	—
Net loss	—	—	—	—	(46,944)	—	(46,944)
Foreign currency translation adjustments	—	—	—	—	—	(4,566)	(4,566)

Balance at June 30, 2006	397,036,107	—	196,375	(2,016)	(65,460)	1,648	130,547

Balance at July 1, 2006	397,036,107	—	196,375	(2,016)	(65,460)	1,648	130,547

Shares issued, net of issue costs	127,755,353	—	24,652	—	—	—	24,652
Share-based compensation	(460,400)	—	462	—	—	—	462
Equity portion of convertible note	—	—	1,373	—	—	—	1,373
Conversion of convertible notes	41,619,770	—	994	—	—	—	994
Fair value of warrants issued in connection with convertible note amendments	—	—	21,469	—	—	—	21,469
Proceeds allocated to derivative liabilities in connection with warrants issued to investors	—	—	(15,632)	—	—	—	(15,632)
Net loss	—	—	—	—	(81,172)	—	(81,172)
Foreign currency translation adjustments	—	—	—	—	—	5,363	5,363

Balance at June 30, 2007	565,950,830	—	229,893	(2,016)	(146,632)	7,011	88,056

Balance at July 1, 2007	565,950,830	—	229,693	(2,016)	(146,632)	7,011	88,056

Shares issued, net of issue costs	164,567,945	—	18,128	—	—	—	18,128
Share-based compensation	—	—	31	—	—	—	31
Proceeds allocated to derivative liabilities in connection with warrants issued to investors	—	—	(590)	—	—	—	(590)
Net loss	—	—	—	—	(795)	—	(795)
Foreign currency translation adjustments	—	—	—	—	—	1,186	1,186

Balance at September 30, 2007	730,518,775	$—	$247,462	$(2,016)	$(147,427)	$8,197	$106,016

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

These unaudited interim condensed consolidated financial statements have been presented in U.S. dollars. Throughout this quarterly report on Form 10-Q/A, references to “US$” and “$” are to U.S. dollars and references to A$ are to Australian dollars.

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

10.	Restatement

The Company has restated its Condensed Consolidated Balance Sheets at September 30, 2007 and June 30, 2007 and related Condensed Consolidated Statement of Stockholders’ Equity for the three months ended September 30, 2007 to reflect a correction to the amount of purchased Goodwill in connection with its December 30, 2005 acquisition of CDS. The error was the result of incorrectly translating the A$ value of shares issued as purchase consideration for the acquisition back to US$ by using the exchange rate at the measurement date determined under A-IFRS instead of under US GAAP. The impact of correcting this error resulted in an increase to both Goodwill and Additional paid-in capital at September 30, 2007 and June 30, 2007 of approximately $4.7 million. There was no impact on taxes since the Goodwill is not tax deductible.

The following table presents the effect of the restatement on the Condensed Consolidated Balance Sheets at September 30, 2007 and June 30, 2007 and the related Condensed Consolidated Statement of Stockholders’ Equity for the three months ended September 30, 2007:

	September 30, 2007		June 30, 2007
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands)
Goodwill	$56,042	$60,758	$55,495	$60,211
Total Assets	116,327	121,043	102,499	107,215
Additional paid-in capital	242,746	247,462	225,177	229,893
Total stockholders’ equity	101,500	106,216	83,540	88,256
Total liabilities and stockholders’ equity	116,327	121,043	102,499	107,215

The error does not affect the Company’s Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

Various statements made in this Quarterly Report on Form 10-Q/A are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: availability of capital; ability to achieve profitability; possible incurrence of registration penalties; protection and infringement of intellectual property; development and approval of products; ability to secure and maintain collaborations; competition; risks of international operations; manufacturing problems; level of third-party reimbursement; ability to retain key personnel; product liability; management of business changes; compliance with laws and regulations; achievement and maintenance of effective internal control over financial reporting; asset impairment; ability to maintain ASX and NASDAQ listing; dilution; effects of future financings; the risks of influence by large shareholders and licensees; and other factors that may be described in our filings with the Securities and Exchange Commission. These risks and uncertainties are discussed in Item 3.D. “Risk Factors” in our Annual Report on Form 20-F for the fiscal year ended June 30, 2007 and in this and our other filings with the SEC. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.

Restatement

Management’s discussion of the Critical Accounting Policy related to Goodwill gives effect to the restatement as discussed in Note 10, Restatement, of the Notes to Condensed Consolidated Financial Statements.

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

Goodwill

Goodwill arising on consolidation consists of the excess of the cost of the acquisition over our interest in the fair value of the identifiable assets and liabilities of a subsidiary at the date of acquisition. The excess of the purchase price over the fair value of the assets and liabilities of CDS acquired at December 30, 2005, or $35.2 million, was recorded as purchased goodwill and is subject to testing for impairment on at least an annual basis. In applying impairment testing, our judgment was that the consolidated entity is the deemed reporting unit. In making this determination we considered that (1) we operate in one business segment, the biotechnology sector; and (2) our executive management assesses operating performance and reviews financial statements predominantly at the consolidated level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of such date. The basis for this determination is that, as discussed below, we have identified a material weakness in our internal control over financial reporting. We regard our internal control over financial reporting as an integral part of our disclosure controls and procedures.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the company’s financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting reported in our annual report on Form 20-F for the year ended June 30, 2007, the following material weakness was identified for which remediation is in process:

•

A number of audit adjustments and additional disclosures were made to the Company’s 2007 consolidated financial statements, principally including an adjustment to allocate the loss on extinguishment of debt between liability and equity, a reclassification adjustment to record the change in fair value of derivative on redemption of convertible debt with a corresponding change in the loss on extinguishment, and the reversal of an amount of revenue, and related adjustments to income tax benefit recorded. Management determined that these adjustments and reclassifications resulted from the control deficiency that there was an inadequate amount of accounting and finance personnel sufficiently trained to address certain of the major transactions and complex accounting and financial reporting matters that arise from time-to-time and that this control deficiency constituted a material weakness.

In addition, subsequent to March 31, 2008, we identified the error requiring an adjustment to both Goodwill and Additional paid-in capital at March 31, 2008, December 31, 2007, September 30, 2007 and June 30, 2007 of approximately $4.7 million. The error was the result of incorrectly translating the A$ value of shares issued as purchase consideration for the acquisition of CDS back to US$ by using the exchange rate at the measurement date determined under A-IFRS instead of under US GAAP. This error relates to the control deficiency identified above.

Changes in internal control over financial reporting

In our annual report on Form 20-F for the year ended June 30, 2007 and in this Quarterly Report on Form 10-Q/A, we identified the material weakness in our internal control over financial reporting set forth in the paragraphs above. During the quarter ended September 30, 2007, we implemented the following actions for purpose of complying with Section 404 of the Sarbanes-Oxley Act of 2002:

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

On March 9, 2007, the SEC declared the Company’s registration statement (No. 333-141091) on Form F-3 effective with respect to $60,000,000 of the Company’s ADSs, warrants, preference shares and units. The Company commenced an offering of units under this shelf registration statement on June 29, 2007. This offering closed in July 2007. The Company sold 14,402,000 units in this offering at a price of $1.25 per unit for aggregate gross proceeds of $18,002,500. Each unit was composed of one ADS and a warrant to purchase 0.40 ADS. The warrants have a term of five years and an exercise price of $1.65 per ADS. Approximately $42 million in securities remained available for offer and sale under the shelf registration statement following the close of this registered direct offering.

On July 13, 2007, the Company completed a related, but separate, unregistered offering to an Australian institutional investor of ordinary shares and warrants at a price of $0.125 per unit, with each unit consisting of one ordinary share and one warrant to purchase 0.40 ordinary share at a warrant exercise price of $0.165 per ordinary share. The warrants have a term of five years. The Company received gross proceeds of approximately $2.6 million from this unregistered sale of 20,547,945 units. The units were sold under an exemption from registration provided by Regulation S under the Securities Act of 1933, and were sold in accordance with the securities laws of Australia.

Cowen and Company, LLC and JMP Securities LLC acted as placement agents for the registered direct offering and received aggregate commissions of $1,260,175. Combined other expenses totalled $975,000 for the registered and unregistered offerings, including expenses associated with preparing the original registration statement. All expenses were paid to unaffiliated third parties.

The net offering proceeds to the Company from these offerings were $18.4 million. All such proceeds were invested in bank accounts for eventual application to working capital. As of September 30, 2007, approximately $5.2 million had been applied to working capital and approximately $13.2 was invested in bank accounts. The proceeds applied to working capital include payments of salary, director fees and other compensation to current and former executive officers and directors of the Company. The proceeds applied to working capital have otherwise been paid to unaffiliated third parties.

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

Incorporation by Reference

pSivida Limited hereby incorporates by reference this Quarterly Report on Form 10-Q/A, other than Exhibits 32.1 and 32.2 hereto, in the Company’s registration statements (Nos. 333-132776, 333-132777, 333-135428, 333-141083, 333-141091 and 333-143225) on Form F-3.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

pSivida Limited (Registrant)

Date: June 18, 2008	By:	/s/ Paul Ashton
	Name:	Paul Ashton
	Title:	Managing Director

Date: June 18, 2008	By:	/s/ Michael J. Soja
	Name:	Michael J. Soja
	Title:	Vice President, Finance and Chief Financial Officer