Form 10-Q/A
period 2007-12-31
pSivida LTD
filed 2008-06-18
CIK 1314102

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

Explanatory Note

pSivida Limited (the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q (“Form 10-Q/A”) to restate its Condensed Consolidated Balance Sheets as of December 31, 2007 and June 30, 2007 and related Condensed Consolidated Statement of Stockholders’ Equity for the six months ended December 31, 2007 as described in Note 10 - Restatement of the Notes to the Condensed Consolidated Financial Statements.

As disclosed in Note 1 of the previously filed Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007 (“Original Form 10-Q”), the Company filed with the Securities and Exchange Commission (“SEC”) an Annual Report on Form 20-F as of and for the year ended June 30, 2007. The consolidated financial statements included in the Form 20-F were presented in Australian dollars (“A$”) in accordance with Australian equivalents to International Financial Reporting Standards (“A-IFRS”) and included a reconciliation, also presented in A$, to accounting principles generally accepted in the United States (“US GAAP”). On June 10, 2008, the Federal Court of Australia, following shareholder approval on June 6, 2008, approved a scheme of arrangement for the Company to reincorporate as a U.S. company under the name pSivida Corp. In connection with the reincorporation, the Company is in the process of preparing audited consolidated financial statements as of and for the year ended June 30, 2007 in accordance with US GAAP and presented in U.S. dollars (“US$”).

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

The following sections of this Form 10-Q/A have been amended to reflect the restatement:

•	Part I, Item 1 - Condensed Consolidated Financial Statements (Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders’ Equity, Restated; Note 10 - Restatement);

•	Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (Intangible Assets and Goodwill); and

•	Part I, Item 4 - Controls and Procedures

In addition, while preparing this Form 10-Q/A, the Company concluded that it should amend “Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds” to include disclosure regarding the Company’s registered direct offering that closed in July 2007.

For the convenience of the reader, this Form 10-Q/A sets forth the Company’s Original Form 10-Q in its entirety, as amended by, and to reflect, the restatement and other amendment referenced above. No material changes have been made in this Form 10-Q/A to update other disclosures presented in the Original Form 10-Q, or to modify or update those disclosures, including the exhibits to the Original Form 10-Q, affected by subsequent events.

The Company has contemporaneously filed amendments to its 2008 Forms 10-Q for each of the quarters ended March 31, 2008 and September 30, 2007. Those amended 2008 filings include restated information for periods affected by these restatements.

This Form 10-Q/A has been signed as of a current date and all certifications of the Company’s Principal Executive Officer and Principal Financial Officer are given as of a current date. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q for the three and six months ended December 31, 2007, including any amendments to those filings.

PSIVIDA LIMITED AND SUBSIDIARIES

PSIVIDA LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	December 31, 2007	June 30, 2007
	(As restated - see Note 10)
Assets
Current assets:
Cash and cash equivalents	$9,783	$2,670
Accounts and note receivable and other current assets	3,362	3,024

Total current assets	13,145	5,694
Property and equipment, net of accumulated depreciation of $4,870 and $4,631, respectively	346	512
Goodwill	60,129	60,212
Other intangibles, net of accumulated amortization of $70,897 and $69,010, respectively	38,766	40,802

Total assets	$112,386	$107,220

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$7,406	$7,536
Deferred revenue	350	356
Derivative liabilities	3,434	8,865

Total current liabilities	11,190	16,757
Deferred revenue	1,173	1,346
Deferred tax liabilities	632	852

	12,995	18,955

Stockholders’ equity:
Common stock, no par value, 730,518,775 and 565,950,830 shares issued and outstanding, respectively	—	—
Additional paid-in capital	247,810	229,927
Accumulated deficit	(155,457)	(148,867)
Accumulated other comprehensive income	7,038	7,205

Total stockholders’ equity	99,391	88,265

Total liabilities and stockholders’ equity	$112,386	$107,220

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

See notes to condensed consolidated financial statements

PSIVIDA LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value Amount		Accumulated Deficit
			(As restated - see Note 10)			(As restated - see Note 10)
Balance at July 1, 2007	565,950,830	$—	$229,927	$(148,867)	$7,205	$88,265
Shares issued, net of issue costs	164,567,945	—	18,387	—	—	18,387
Share-based compensation	—	—	86	—	—	86
Proceeds allocated to derivative liabilities in connection with warrants issued to investors	—	—	(590)	—	—	(590)
Net loss	—	—	—	(6,590)	—	(6,590)
Foreign currency translation adjustments	—	—	—	—	(167)	(167)

Balance at December 31, 2007	730,518,775	$—	$247,810	$(155,457)	$7,038	$99,391

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

10.	Restatement

The Company has restated its Condensed Consolidated Balance Sheets at December 31, 2007 and June 30, 2007 and related Condensed Consolidated Statement of Stockholders’ Equity for the six months ended December 31, 2007 to reflect a correction to the amount of purchased Goodwill in connection with its December 30, 2005 acquisition of CDS. The error was the result of incorrectly translating the A$ value of shares issued as purchase consideration for the acquisition back to US$ by using the exchange rate at the measurement date determined under A-IFRS instead of under US GAAP. The impact of correcting this error resulted in an increase to both Goodwill and Additional paid-in capital at December 31, 2007 and June 30, 2007 of approximately $4.7 million. There was no impact on taxes since the Goodwill is not tax deductible.

The following table presents the effect of the restatement on the Condensed Consolidated Balance Sheets at December 31, 2007 and June 30, 2007 and the related Condensed Consolidated Statement of Stockholders’ Equity for the six months ended December 31, 2007:

	December 31, 2007		June 30, 2007
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands)
Goodwill	$55,413	$60,129	$55,496	$60,212

Total Assets	107,670	112,386	102,504	107,220

Additional paid-in capital	243,094	247,810	225,211	229,927

Total stockholders’ equity	94,675	99,391	83,549	88,265

Total liabilities and stockholders’ equity	107,670	112,386	102,504	107,220

The error does not affect the Company’s Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

(b) Use of Proceeds

On March 9, 2007, the SEC declared the Company’s registration statement (No. 333-141091) on Form F-3 effective with respect to $60,000,000 of the Company’s ADSs, warrants, preference shares and units. In July 2007, the Company concluded an offering under this shelf registration statement and a related, but separate, unregistered offering to an Australian institutional investor. The aggregate net offering proceeds to the Company from these offerings were $18.4 million. All such proceeds were invested in bank accounts for eventual application to working capital. As of December 31, 2007, approximately $12.2 million had been applied to working capital and approximately $6.2 million was invested in bank accounts. The proceeds applied to working capital include payments of salary, director fees and other compensation to current and former executive officers and directors. The proceeds applied to working capital have otherwise been paid to unaffiliated third parties.

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

Resolution			Votes For	Votes Against	Votes Abstained
1	To re-elect Dr David Mazzo as a director of the Company		116,415,087	4,490,390	590,750

2	To re-elect Dr Katherine Woodthorpe as a director of the Company		119,448,087	1,467,390	580,750

3	That approval is given for the grant of options (and the issue of shares on exercise of those options) under the pSivida Limited Employee Share Option Plan for a period of 3 years commencing on the date of this meeting		104,916,636	15,411,829	11,191,300

4	That approval is given for the issuance of 2,450,000 employee options to the directors named below:

	Dr. David Mazzo	750,000

	Mr. Michael Rogers	750,000

	Dr. Paul Ashton	750,000

	Dr. Katherine Woodthorpe	200,000	104,181,226	15,899,039	1,439,500

5	That the Remuneration Report, as contained within the Directors’ Report for the financial year ended June 30, 2007 be adopted		112,604,695	6,477,282	2,414,250

Mr. Michael Rogers and Dr. Paul Ashton also continued to serve as directors of the Company after the AGM.

Item 6.	Exhibits

(a)	Exhibits

3(i)/(ii)	Constitution of pSivida Limited, dated April 7, 2004, incorporated herein by reference to the registrant’s Form 20-F (Commission file number 000-51122) filed on January 20, 2005

10.1	Lease Renewal Agreement between pSivida Inc. and Exergen Corporation dated October 18, 2007(i)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(i)	Previously filed with the Original Form 10-Q

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