Form 10-Q/A
period 2008-03-31
pSivida LTD
filed 2008-06-18
CIK 1314102

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

Explanatory Note

pSivida Limited (the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q (“Form 10-Q/A”) to restate its Condensed Consolidated Balance Sheets as of March 31, 2008 and June 30, 2007 and related Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended March 31, 2008 as described in Note 12 - Restatement of the Notes to the Condensed Consolidated Financial Statements.

As disclosed in Note 1 of the previously filed Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 (“Original Form 10-Q”), the Company filed with the Securities and Exchange Commission (“SEC”) an Annual Report on Form 20-F as of and for the year ended June 30, 2007. The consolidated financial statements included in the Form 20-F were presented in Australian dollars (“A$”) in accordance with Australian equivalents to International Financial Reporting Standards (“A-IFRS”) and included a reconciliation, also presented in A$, to accounting principles generally accepted in the United States (“US GAAP”). On June 10, 2008, the Federal Court of Australia, following shareholder approval on June 6, 2008, approved a scheme of arrangement for the Company to reincorporate as a U.S. company under the name pSivida Corp. In connection with the reincorporation, the Company is in the process of preparing audited consolidated financial statements as of and for the year ended June 30, 2007 in accordance with US GAAP and presented in U.S. dollars (“US$”).

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

The following sections of this Form 10-Q/A have been amended to reflect the restatement:

•	Part I, Item 1 - Condensed Consolidated Financial Statements (Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders’ Equity, Restated; Note 12 - Restatement);

•	Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (Intangible Assets and Goodwill); and

•	Part I, Item 4 - Controls and Procedures

In addition, while preparing this Form 10-Q/A, the Company concluded that it should amend “Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds” to include disclosure regarding the Company’s registered direct offering that closed in July 2007.

For the convenience of the reader, this Form 10-Q/A sets forth the Company’s Original Form 10-Q in its entirety, as amended by, and to reflect, the restatement and the other amendment referenced above. No material changes have been made in this Form 10-Q/A to update other disclosures presented in the Original Form 10-Q, or to modify or update those disclosures, including the exhibits to the Original Form 10-Q, affected by subsequent events.

The Company has contemporaneously filed amendments to its 2008 Forms 10-Q for each of the quarters ended December 31, 2007 and September 30, 2007. Those amended 2008 filings include restated information for periods affected by these restatements.

This Form 10-Q/A has been signed as of a current date and all certifications of the Company’s Principal Executive Officer and Principal Financial Officer are given as of a current date. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q for the three and nine months ended March 31, 2008, including any amendments to those filings.

PSIVIDA LIMITED AND SUBSIDIARIES

PSIVIDA LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	March 31, 2008	June 30, 2007
	(As restated - see Note 12)
Assets
Current assets:
Cash and cash equivalents	$18,175	$2,670
Accounts and note receivable and other current assets	4,231	3,024

Total current assets	22,406	5,694
Property and equipment, net of accumulated depreciation of $4,636 and $4,631, respectively	308	512
Goodwill	60,102	60,212
Other intangibles, net of accumulated amortization of $71,847 and $69,010, respectively	37,766	40,802

Total assets	$120,582	$107,220

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,385	$7,536
Deferred revenue	10,250	356
Derivative liabilities	2,262	8,865

Total current liabilities	15,897	16,757
Deferred revenue	10,191	1,346
Deferred tax liabilities	616	852

	26,704	18,955

Stockholders’ equity:
Common stock, no par value, 730,518,775 and 565,950,830 shares issued and outstanding, respectively	—	—
Additional paid-in capital	247,872	229,927
Accumulated deficit	(160,958)	(148,867)
Accumulated other comprehensive income	6,964	7,205

Total stockholders’ equity	93,878	88,265

Total liabilities and stockholders’ equity	$120,582	$107,220

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

See notes to condensed consolidated financial statements

PSIVIDA LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
			(As restated - see Note 12)			(As restated - see Note 12)
Balance at July 1, 2007	565,950,830	$—	$229,927	$(148,867)	$7,205	$88,265
Comprehensive loss:
Net loss	—	—	—	(12,091)	—	(12,091)
Foreign currency translation adjustments	—	—	—	—	(241)	(241)

Total comprehensive loss						(12,332)

Proceeds from issuance of stock, net of issue costs	164,567,945	—	18,387	—	—	18,387
Stock-based compensation	—	—	148	—	—	148
Proceeds allocated to derivative liabilities in connection with warrants issued to investors	—	—	(590)	—	—	(590)

Balance at March 31, 2008	730,518,775	—	$247,872	$(160,958)	$6,964	$93,878

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

12.	Restatement

The Company has restated its Condensed Consolidated Balance Sheets at March 31, 2008 and June 30, 2007 and related Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended March 31, 2008 to reflect a correction to the amount of purchased Goodwill in connection with its December 30, 2005 acquisition of CDS. The error was the result of incorrectly translating the A$ value of shares issued as purchase consideration for the acquisition back to US$ by using the exchange rate at the measurement date determined under A-IFRS instead of under US GAAP. The impact of correcting this error resulted in an increase to both Goodwill and Additional paid-in capital at March 31, 2008 and June 30, 2007 of approximately $4.7 million. There was no impact on taxes since the Goodwill is not tax deductible.

The following table presents the effect of the restatement on the Condensed Consolidated Balance Sheets at March 31, 2008 and June 30, 2007 and the related Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended March 31, 2008:

	March 31, 2008		June 30, 2007
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In Thousands)
Goodwill	$55,386	$60,102	$55,496	$60,212
Total Assets	115,866	120,582	102,504	107,220
Additional paid-in capital	243,156	247,872	225,211	229,927
Total stockholders’ equity	89,162	93,878	83,549	88,265
Total liabilities and stockholders’ equity	115,866	120,582	102,504	107,220

The error does not affect the Company’s Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

Various statements made in this Quarterly Report on Form 10-Q/A are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: the scheme of arrangement for reincorporation of the company, including whether or not it is implemented; the achievement of milestones and other contingent contractual payment events; failure to prove efficacy for BrachySil; inability to raise capital; continued losses and lack of profitability; inability to develop or obtain regulatory approval for new products; inability to protect intellectual property or infringement of others’ intellectual property; inability to obtain partners to develop and market products; termination of license agreements; competition; inability to pay any registration penalties; costs of international business operations; manufacturing problems; insufficient third-party reimbursement for products; failure to retain key personnel; product liability; inability to manage change; failure to comply with laws; failure to achieve and maintain effective internal control over financial reporting; amortization or impairment of intangibles; issues relating to Australian incorporation; potential inability to retain the independent auditor; potential delisting from the Australian Securities Exchange (“ASX”) or NASDAQ; possible dilution through exercise of outstanding warrants and stock options or future stock issuances; potential restrictions from capital raises; possible influence by Pfizer; and other factors that may be described in our filings with the Securities and Exchange Commission (“SEC”). These risks and uncertainties are discussed in Item 3.D. “Risk Factors” in our Annual Report on Form 20-F for the fiscal year ended June 30, 2007, in Item 1A. “Risk Factors” in this Form 10-Q/A and in our other filings with the SEC. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.

Restatement

Management’s discussion of the Critical Accounting Policy related to Goodwill gives effect to the restatement as discussed in Note 12, Restatement, of the Notes to Condensed Consolidated Financial Statements.

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

Goodwill

Goodwill arising on consolidation consists of the excess of the cost of the acquisition over our interest in the fair value of the identifiable assets and liabilities at the date of acquisition. The excess of the purchase price over the fair value of the assets and liabilities of CDS acquired on December 30, 2005, $35.2 million, was recorded as purchased goodwill and is subject to testing for impairment on at least an annual basis. In applying impairment testing, our judgment was that the consolidated entity is the deemed reporting unit. In making this determination we considered that (1) we operate in one business segment, the biotechnology sector; and (2) our executive management assesses operating performance and reviews financial statements predominantly at the consolidated level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(b) Use of Proceeds

On March 9, 2007, the SEC declared the Company’s registration statement (No. 333-141091) on Form F-3 effective with respect to $60,000,000 of the Company’s ADSs, warrants, preference shares and units. In July 2007, the Company concluded an offering under this shelf registration statement and a related, but separate, unregistered offering to an Australian institutional investor. The aggregate net offering proceeds to the Company from these offerings were $18.4 million. All such proceeds were invested in bank accounts for eventual application to working capital. As of March 31, 2008, approximately $17.3 million had been applied to working capital and approximately $1.1 million was invested in bank accounts. The proceeds applied to working capital include payments of salary, director fees and other compensation to current and former executive officers and directors. The proceeds applied to working capital have otherwise been paid to unaffiliated third parties.

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

Item 6.	Exhibits

(a)	Exhibits

10.1	Amended and Restated Collaboration Agreement by and between pSivida Inc. and Alimera Sciences, Inc. dated March 14, 2008 (i)

10.2	Deed of Release between pSivida Limited and Aaron Finlay, dated February 29, 2008 (ii)

10.3	Contractor Agreement between pSivida Limited and Sol Capital Pty Ltd February 29, 2008 (ii)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(i)	Previously filed with the Original Form 10-Q (Subject to a previously filed request for confidential treatment)

(ii)	Previously filed with the Original Form 10-Q

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