Form 10-Q
period 2008-09-30
pSivida Corp.
filed 2008-11-12
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(617) 926-5000

(Registrant’s telephone number, including area code)

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

There were 18,262,345 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 10, 2008.

PSIVIDA CORP. AND SUBSIDIARIES

PART I. UNAUDITED FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	September 30, 2008	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$10,982	$15,609
Note receivable, net of allowance	667	481
Accounts and other receivables	1,162	986
Prepaid expenses and other current assets	370	614

Total current assets	13,181	17,690
Note receivable and other, net of allowance	59	819
Property and equipment, net	414	473
Intangible assets, net	33,507	36,802

Total assets	$47,161	$55,784

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$737	$2,634
Accrued expenses	1,466	2,236
Deferred revenue	10,747	10,476
Derivative liabilities	600	1,930

Total current liabilities	13,550	17,276
Deferred revenue and other	5,971	8,114
Deferred tax liabilities	316	316

Total liabilities	19,837	25,706

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 60,000,000 shares authorized, 18,262,345 shares issued and outstanding at September 30, 2008 and June 30, 2008	18	18
Additional paid-in capital	247,722	247,628
Accumulated deficit	(225,008)	(224,537)
Accumulated other comprehensive income	4,592	6,969

Total stockholders’ equity	27,324	30,078

Total liabilities and stockholders’ equity	$47,161	$55,784

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended September 30,
	2008	2007
Revenues:
Collaborative research and development	$2,765	$89
Royalty income	41	14

Total revenues	2,806	103

Operating expenses:
Research and development	2,228	3,471
General and administrative	2,957	1,845

Total operating expenses	5,185	5,316

Loss from operations	(2,379)	(5,213)

Other income (expense):
Change in fair value of derivatives	1,330	4,193
Interest income	78	226
Interest expense	—	(150)
Other income (loss), net	15	(59)

Total other income	1,423	4,210

Loss before income taxes	(956)	(1,003)
Income tax benefit	485	208

Net loss	$(471)	$(795)

Basic and diluted net loss per share:	$(0.03)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	18,262	17,890

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional	Accumulated Deficit	Accumulated Other	Total Stockholders’ Equity
	Number of Shares	Par Value Amount	Paid-In Capital		Comprehensive Income
Balance at July 1, 2008	18,262,345	$18	$247,628	$(224,537)	$6,969	$30,078
Comprehensive loss:
Net loss	—	—	—	(471)	—	(471)
Foreign currency translation adjustments	—	—	—	—	(2,377)	(2,377)

Total comprehensive loss						(2,848)

Stock-based compensation	—	—	94	—	—	94

Balance at September 30, 2008	18,262,345	$18	$247,722	$(225,008)	$4,592	$27,324

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(471)	$(795)
Adjustments to reconcile net loss to cash flows from operating activities:
Amortization of intangible assets	934	978
Depreciation of property and equipment	35	133
Change in fair value of derivatives	(1,330)	(4,193)
Provision for losses on note receivable	633	—
Stock-based compensation expense	94	31
Deferred income tax benefit	—	(208)
Non-cash interest expense	—	150
Changes in operating assets and liabilities:
Accounts and note receivable and other current assets	(55)	138
Accounts payable and accrued expenses	(2,498)	(409)
Deferred revenue	(1,828)	(89)

Net cash used in operating activities	(4,486)	(4,264)

Cash flows from investing activities:
Purchases of property and equipment	(107)	(82)

Net cash used in investing activities	(107)	(82)

Cash flows from financing activities
Proceeds from issuance of stock	—	20,622
Stock issuance costs	—	(2,494)

Net cash provided by financing activities	—	18,128

Effect of foreign exchange rate changes on cash and cash equivalents	(34)	2

Net (decrease) increase in cash and cash equivalents	(4,627)	13,784
Cash and cash equivalents at beginning of period	15,609	2,670

Cash and cash equivalents at end of period	$10,982	$16,454

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Operations and Basis of Presentation

The accompanying condensed consolidated financial statements of pSivida Corp. and subsidiaries (the “Company”) for the three months ended September 30, 2008 and 2007 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2008. The balance sheet amounts at June 30, 2008 in this report were derived from the Company’s audited financial statements. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended June 30, 2008, and include all adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenue and expenses during the reporting period. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year or any future period.

pSivida Corp., incorporated in Delaware, is a drug delivery company committed to the biomedical sector, with a primary focus on ophthalmology and oncology.

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

Throughout this quarterly report on Form 10-Q, references to “$” are to U.S. dollars and references to A$ are to Australian dollars.

Business Risks and Uncertainties

The Company’s prospects, and ultimately its ability to achieve success including profitable operations, are subject to risks and uncertainties that include, but are not limited to, maintaining its key collaboration agreements with Alimera and Pfizer; uncertainties regarding the achievement of milestones and other contingent contractual payment events; failure to prove safety and efficacy of Iluvien or BrachySil; inability to raise capital; continued losses and lack of profitability; inability to derive revenues from Retisert; termination of license agreements; inability to pay any registration penalties; inability to develop, or obtain regulatory approval for, new products; inability to protect intellectual property or infringement of others’ intellectual property; inability to obtain partners to develop and market products; competition; risks and costs of international business operations; manufacturing problems; insufficient third-party reimbursement for products; failure to retain key personnel; product liability; failure to comply with laws; failure to achieve and maintain effective internal control over financial reporting; impairment of intangibles; volatility of stock price; possible dilution through exercise of outstanding warrants and stock options or future stock issuances; and possible influence by Pfizer. The Company cannot be certain that it will be able to maintain its existing collaboration agreements, achieve additional collaboration arrangements or obtain other sources of funding, if and when needed, on acceptable terms, or at all, or that the Company will be able to achieve revenues sufficient for profitable operations.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, for purposes such as derivative valuation and impairment analysis, and expands disclosures about fair value measurements. Under the standard, fair value measurements are to be separately disclosed by level within a fair value hierarchy. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Pursuant to FASB Staff Position (“FSP”) No. 157-2, issued in February 2008, the application of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in financial statements on a non-recurring basis may be deferred until fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 as of July 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. See Note 11 for additional details.

In July 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to choose to measure selected financial assets and liabilities at fair value, with changes in fair value recognized in earnings each reporting period. The Company already records derivative liabilities at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The adoption of SFAS 159 had no impact on the Company’s consolidated financial position and results of operations as management did not elect the fair value option for any other financial assets and liabilities.

In June 2007, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. EITF 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-03”), which requires nonrefundable advance payments for future research and development activities to be capitalized and recognized as an expense as the goods are delivered or the related services are performed. The Company adopted EITF 07-03 as of July 1, 2008 and the adoption did not have any impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2007, the FASB issued EITF Issue No. 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”). EITF 07-01 defines a collaborative arrangement as a contractual arrangement in which the parties are (i) active participants to the arrangement; and (ii) exposed to significant risks and rewards that depend upon the commercial success of the endeavor. It also addresses the appropriate statement of operations presentation for activities and payments between the participants in a collaborative arrangement as well as for costs incurred and revenue generated from transactions with third parties. EITF 07-01 will be effective for the Company’s fiscal year beginning July 1, 2009. The Company is evaluating the potential impact of adopting EITF 07-01 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141R”), which provides revised guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value. SFAS 141 requires the acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will be required to adopt SFAS 141R in connection with business combination transactions, if any, after June 30, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial statements. The Company will be required to adopt SFAS 161 as of January 1, 2009.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised) and other accounting principles. FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and early adoption is prohibited. The Company will be required to adopt FSP 142-3 for its fiscal year beginning July 1, 2009. The Company is currently evaluating the potential impact of adopting FSP 142-3 on its consolidated financial statements.

2. Stockholders’ Equity

The Company has historically financed its operations primarily through the sale of equity securities.

Share Offering

In July 2007, the Company completed a sale of 3,600,500 units at a price of $5.00 per unit for gross proceeds of $18.0 million. Each unit consisted of (i) one common share; and (ii) one warrant to purchase 0.40 common share, with a warrant exercise price of $6.60 per share. Of the total, 1,300,000 units were purchased by Pfizer in accordance with the terms of the Collaborative Research and License Agreement dated April 3, 2007. A total 72,010 warrants, with a warrant exercise price of $6.60, were issued to the placement agents in connection with the offering. In addition, the Company simultaneously completed a sale of common shares and warrants at the equivalent price of A$5.84 per unit under the same terms and conditions noted above. This sale of 513,699 units resulted in additional gross proceeds of approximately $2.6 million. Aggregate share issue costs for these transactions totaled approximately $2.2 million.

Investor Warrants to Purchase Common Shares

At September 30, 2008, the Company had outstanding warrants to purchase common shares that are denominated in $ with a weighted average remaining life at September 30, 2008 of 3.4 years, as follows:

	Three Months Ended September 30,
	2008		2007
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of period	7,195,498	$7.69	5,683,288	$8.00
Granted	—	—	1,512,210	6.60
Expired	(33,250)	50.00	—	—

Balance and exercisable at end of period	7,162,248	$7.50	7,195,498	$7.69

At September 30, 2008, the Company had outstanding warrants to purchase common shares that are denominated in A$ with a weighted average remaining life at September 30, 2008 of 2.5 years, as follows:

	Three Months Ended September 30,
	2008		2007
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
		A$		A$
Balance at beginning of period	3,986,683	9.98	3,781,204	10.11
Granted	—	—	205,479	7.68
Expired	(51,250)	43.60	—	—

Balance and exercisable at end of period	3,935,433	9.54	3,986,683	9.98

At September 30, 2008 and 2007, the weighted exercise price of these warrants translated to $ is $7.83 and $8.87, respectively.

3. License and Collaboration Agreements

The Company has entered into collaborative license and development arrangements with strategic partners for the development and commercialization of products utilizing the Company’s technologies. The terms of these agreements typically include multiple deliverables by the Company (for example, license rights, providing research and development services and manufacturing of clinical materials) in exchange for consideration to the Company of some combination of non-refundable license fees, funding of research and development activities, payments based upon achievement of clinical development milestones and royalties in the form of a designated percentage of product sales or profits. Multiple element arrangements are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”.

For arrangements that are accounted for as a single unit of accounting, payments under the arrangement are recognized as revenue on a straight-line basis over the period the Company expects to complete its performance obligations. The cumulative amount of revenue earned is limited to the cumulative amount of payments received as of the period ending date. If the Company cannot reasonably estimate when its performance obligation either ceases or becomes inconsequential, then revenue recognition is deferred until the Company can reasonably estimate when the performance obligation ceases or becomes inconsequential. Deferred revenue amounts are classified as current liabilities to the extent that revenue is expected to be recognized within one year. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement.

The Company’s significant license and collaboration agreements are summarized below.

Alimera Sciences, Inc.

In March 2008, the Company and Alimera amended and restated their February 2005 license and collaboration agreement relating to Iluvien, the companies’ Phase III investigative treatment for diabetic macular edema (“DME”), and certain other products. In exchange for current and future consideration to the Company, the Company decreased its share in the future profits of Iluvien from 50% to 20%.

Consideration received at closing consisted of (i) $12.0 million in cash and (ii) cancellation of $5.7 million of accrued development cost liabilities, including related penalties and accrued interest, owed by the Company to Alimera as of March 14, 2008. The Company’s performance period under the Alimera Amendment ends December 31, 2009. Accordingly, from the effective date, the aggregate $18.3 million of deferred revenue, consisting of the aforementioned current consideration and an additional $650,000 of previously received but unamortized milestone payments, is being recognized as revenue on a straight-line basis over the 21.5 month performance period through December 31, 2009.

Other consideration, exclusive of the Company’s 20% profit share, includes (i) conditional principal and interest payments of up to approximately $21.0 million through September 2012 under a note issued by Alimera; (ii) a $25.0 million milestone payment due upon FDA approval of Iluvien; and (iii) the assumption by Alimera of all financial responsibility for the development of licensed products under the collaboration agreement, including reimbursement of approved development costs incurred by the Company in support of the ongoing clinical studies of Iluvien and anticipated regulatory submissions. All future payments received from Alimera during the performance period will be recognized as revenue during the performance period using the cumulative catch-up method. All payments received after December 31, 2009 will be recognized as revenue when earned.

For the three months ended September 30, 2008, revenue related to the Alimera collaboration agreement, as amended, totaled $2.76 million, which represented 100% of the Company’s collaborative research and development revenue for the period.

Pfizer

In April 2007, the Company and Pfizer entered into a Collaborative Research and License Agreement which superseded a December 2006 research agreement. Under the Pfizer Agreement, the parties have implemented a joint research program aimed at developing certain ophthalmic products using the Company’s Durasert™ drug delivery technology. In addition to potential development and sales related milestone payments, Pfizer pays the Company a minimum of $500,000 quarter in consideration of the Company’s costs in performing the research program. These payments commenced in calendar year 2008 and continue until the earlier of the commencement of a Phase III clinical trial for the first licensed product candidate or the termination of the Agreement.

The two Pfizer agreements have been combined for accounting purposes and, following an evaluation of the multiple deliverables in accordance with the provisions of EITF 00-21, the Company concluded that there was a single unit of accounting. The Company is evaluating the timing of the deliverables and other obligations under the Pfizer Agreement and, as a result, all payments received from Pfizer through September 30, 2008 totaling $2.75 million have been classified in deferred revenue as a non-current liability.

Intrinsiq

In January 2008, the Company and Intrinsiq Materials Cayman Limited (“Intrinsiq”) entered into an agreement pursuant to which Intrinsiq acquired an exclusive license to develop and commercialize nutraceutical and food science applications of BioSilicon, and certain related assets, for $1.23 million. Intrinsiq paid $500,000 at closing and agreed to make additional payments totaling $730,000 through January 2009, of which $230,000 was received in October 2008. In addition, subject to Intrinsiq’s unilateral right to terminate the license upon 90 days prior written notice, Intrinsiq will be obligated to pay the Company minimum royalties of $3.95 million over six years, of which the first $500,000 payment is due in July 2009.

The Company has fulfilled its requirement to spend $460,000, primarily to expand its BioSilicon manufacturing capacity. The parties are obligated to enter into a manufacture and supply agreement, which has not yet been consummated. Accordingly, the Company is unable to determine the period of its performance obligations in accordance with EITF 00-21. The total amount received through September 30, 2008 of $500,000 has been classified as a non-current liability at September 30, 2008.

4. Intangible Assets

A summary of intangible assets at September 30, 2008 and June 30, 2008 is as follows:

	Three Months Ended September 30, 2008	Year Ended June 30, 2008
	(In thousands)
Patents and licences
Gross carrying amount at beginning of period	$64,342	$64,534
Foreign currency translation adjustments	(4,032)	(192)

Gross carrying amount at end of period	60,310	64,342

Accumulated amortization at beginning of period	(27,540)	(23,732)
Amortization expense	(934)	(3,886)
Foreign currency translation adjustments	1,671	78

Accumulated amortization at end of period	(26,803)	(27,540)

Net book value at end of period	$33,507	$36,802

Amortization of intangible assets totaled $934,000 and $978,000 during the three months ended September 30, 2008 and 2007, respectively. The carrying value of intangible assets at September 30, 2008 of $33.5 million will be amortized on a straight-line basis over the remaining estimated useful life of 9.25 years. Of the total net book value at September 30, 2008, approximately $9.7 million was attributable to the Retisert product and $23.8 million was attributable to the BrachySil product candidate.

5. Note Receivable

The Company has an outstanding note receivable from GEM Global Yield Fund (“GEM”), issued in connection with the fiscal year 2007 sale of a former wholly-owned subsidiary, that matured on April 12, 2008. During the fourth quarter of fiscal 2008, the Company demanded payment of the note and, based upon preliminary negotiations, the Company reduced the carrying value of the note and accrued interest by $325,000 to its estimated realizable value of $1.3 million at June 30, 2008. As a result of ongoing negotiations, the Company has further reduced the carrying value of the note to $667,000 at September 30, 2008. The additional $633,000 charge to bad debt expense is included in general and administrative expense in the condensed consolidated statement of operations for the three months ended September 30, 2008.

6. Derivative Liabilities

In connection with several capital raising transactions during the years ended June 30, 2008 and 2007, the Company issued units consisting of common shares together with detachable warrants to purchase additional common shares over a specified time period. These warrants were denominated in A$, which is different than the Company’s $ functional currency. To the extent that the potential exercise of such warrants would result in a variable amount of proceeds in the Company’s functional currency, the fair value of the warrants was recorded as a derivative liability, with a corresponding reduction in additional paid-in capital, subject to revaluation of the liability on a marked-to-market basis through profit and loss. The fair value of the warrants was determined using a Black-Scholes Model. The net reduction in the fair values of these derivative liabilities for the three months ended September 30, 2008 and 2007 resulted in income recognized of approximately $1.3 million and $4.2 million, respectively.

7. Stock-Based Compensation

The Company records compensation cost on a straight-line basis over the award’s requisite service period for all share-based awards granted. Grant date fair value of stock option awards (less estimated forfeitures) is determined using the Black-Scholes option valuation model.

Employee Share Option Plan

The Company’s Employee Share Option Plan (the “Plan”) provided for the issuance of non-qualified stock options to eligible employees and directors. Option grants under the Plan have requisite service periods ranging from immediate vesting to 3-year ratable annual vesting, a contractual life of five years and are denominated in A$. Effective as of the June 2008 reincorporation, no further options will be granted under the Plan.

No options were granted under the Plan during the three months ended September 30, 2007. The exercise prices of all outstanding options under the Plan at September 30, 2008 were in excess of the market price of the Company’s common shares at that date and, accordingly, the options had no intrinsic value. No options vested during the three months ended September 30, 2008 and 2007. At September 30, 2008, there were 454,394 options vested and expected to vest in the future, with an aggregate intrinsic value of $0 and a weighted-average remaining contractual term of 2.1 years.

The following table provides a reconciliation of stock option activity under the Plan for the three months ended September 30, 2008:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life
		A$	(in years)
Outstanding at June 30, 2008	455,478	29.57
Granted	—	—
Cancelled	—	—

Outstanding at September 30, 2008	455,478	29.57	2.11

Exercisable at September 30, 2008	282,873	41.78	1.15

At September 30, 2008 the weighted average exercise price of outstanding and exercisable options translated into $ is $24.28 and $34.31, respectively.

2008 Incentive Plan

The pSivida Corp. 2008 Incentive Plan (the “2008 Plan”) provides for the issuance of a maximum of 1,750,000 common shares in satisfaction of stock-based awards to management, key employees, consultants and directors. A total of 601,000 options were granted during the three months ended September 30, 2008 with 4-year ratable annual vesting and a 10-year life.

The Company measures the fair value of options on their grant date using the Black-Scholes option-pricing model. Based upon limited option exercise history, the Company has used the “simplified” method outlined in SEC Staff Accounting Bulletin No. 107 to estimate the expected life of stock options granted. Expected volatility is based on historical volatility of our stock over the expected life of the option, subject to the limitations of the Company’s NASDAQ Global Market trading history that commenced in January 2005. The risk-free interest rate is based on the weighted-average of U.S. Treasury rates over the expected life of the stock option.

Key assumptions used to apply this pricing model to the 2008 Plan were as follows:

Three Months Ended September 30, 2008
Option life (in years)	6.25
Stock volatility	80%
Risk-free interest rate	3.08%
Expected dividends	0%

The following table provides a reconciliation of stock option activity under the 2008 Plan for the three months ended September 30, 2008:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life
			(in years)
Outstanding at June 30, 2008	—	$—
Granted	601,000	2.86

Outstanding at September 30, 2008	601,000	$2.86	9.94

For option grants to non-executives, an estimated annual forfeiture rate of 5% per year was used to determine awards expected to vest and to calculate stock-based compensation. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior year expense will be recorded if the actual forfeiture rate is higher than estimated.

Estimates of fair value may not represent actual future events or the value to be ultimately realized by persons who receive stock option awards.

The weighted average grant date fair value of stock options granted pursuant to the 2008 Plan during the three months ended September 30, 2008 was $2.04 per share. The exercise prices of all outstanding options under the 2008 Plan at September 30, 2008 are in excess of the market price of the Company’s common shares at that date and, accordingly, the options have no intrinsic value. At September 30, 2008, there were 555,650 options expected to vest in the future with an aggregate intrinsic value of $0 and a weighted-average remaining contractual term of 9.9 years.

At September 30, 2008, there was $1.3 million of unrecognized compensation expense related to non-vested stock-based payment awards under the Company’s option plans. This compensation cost is expected to be recognized over a weighted average period of 2.4 years.

Nonvested Stock Issued to CDS Employees

On December 30, 2005, the Company issued 224,798 nonvested common shares with a fair value of $26.40 per common share to CDS employees in exchange for their nonvested CDS stock. The portion of the fair value attributable to the employees’ pre-acquisition service period was included as part of the CDS acquisition cost and the value attributable to the post-acquisition service period was ratably expensed over the vesting period.

The following table presents a reconciliation of the activity related to the issuance of these nonvested common shares:

	Year Ended June 30,
	2008	2007
Balance at beginning of year	8,587	241,868
Vested	(8,587)	(221,771)
Forfeited	—	(11,510)

Balance at end of year	—	8,587

Stock-based compensation expense related to the Company’s stock option plans, including amortization of nonvested common shares, was charged to operations for the three months ended September 30, 2008 and 2007, as follows:

	Three Months Ended September 30,
	2008	2007
	(In thousands)
Research and development	$14	$11
General and administrative	80	20

	$94	$31

Options Issued in Exchange for CDS Options

On December 30, 2005, as part of the consideration for the acquisition of CDS, the Company issued 43,112 fully vested stock options with a fair value of $15.48 per share in exchange for outstanding CDS options. The following table presents a reconciliation of the activity related to the issuance of these options:

	Three Months Ended September 30,
	2008		2007
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance at beginning of period	17,614	$11.35	38,443	$18.44
Expired	—	—	(17,614)	7.10

Balance outstanding and exercisable at end of period	17,614	$11.35	20,829	$28.06

The weighted average remaining contractual life of these exercisable options at September 30, 2008 was 1.0 year.

8. Income Taxes

The Company applies SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires the Company to recognize deferred tax assets and liabilities for estimated future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company’s historical losses from operations represent significant evidence that indicates the need for a valuation allowance. A valuation allowance has been established for the net deferred tax assets. During the quarter ended September 30, 2008, the Company realized an income tax benefit of $496,000 related to prior year foreign research and development credits earned by its U.K. subsidiary.

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on July 1, 2007. The implementation of FIN 48 did not have any impact on the Company’s consolidated financial position or results of operations. From adoption through September 30, 2008, the Company had no significant unrecognized tax benefits other than tax losses not recognized in the accompanying unaudited condensed consolidated financial statements. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months. We expect that future changes in unrecognized tax benefit will not have an impact on the Company’s effective tax rate due to the existence of valuation allowances.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008, the Company had no accrued penalties or interest related to uncertain tax positions.

9. Loss Per Share

Basic net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share was computed by dividing the net loss by the sum of (i) the weighted average number of common shares outstanding and (ii) the weighted average number of common shares that would be issued on the conversion of all dilutive securities outstanding. Potentially dilutive shares were not included in the calculation of diluted net loss per share for each of the three months ended September 30, 2008 and 2007 as their inclusion would be anti-dilutive.

Potentially dilutive shares at September 30, 2008 and 2007 are summarized as follows:

	September 30,
	2008	2007
Options	1,074,092	462,564
Warrants	11,097,681	11,182,181
Nonvested stock issued in connection with CDS acquisition	—	8,587

	12,171,773	11,653,332

10. Comprehensive Loss

Comprehensive loss for the three months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30,
	2008	2007
	(In thousands)
Net loss	$(471)	$(795)
Foreign currency translation adjustments	(2,377)	1,186

Comprehensive (loss) income	$(2,848)	$391

11. Fair Value Measurements

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted SFAS 157 on July 1, 2008. SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The three levels of the fair value hierarchy are described as follows:

•

Level 1 – Inputs are quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•	Level 2 – Inputs are observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

•

Level 3 – Inputs are unobservable inputs that are supported by little or no market activity and require the Company to develop its own assumptions about how market participants would price the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs.

As of September 30, 2008, the Company’s derivative liabilities were classified as Level 3. The Company valued the derivative liabilities using the Black-Scholes model, for which observable market inputs included the Company’s share price, historical volatility and risk-free interest rate.

The following table summarizes the Company’s assets and liabilities carried at fair value measured on a recurring basis at September 30, 2008 by valuation hierarchy:

	Total Carrying Value at September 30, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Derivative liabilities	$600	$—	$—	$600

The reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Derivative Liabilities
(In thousands)
Balance at July 1, 2008	$1,930
Change in fair value of derivative – other income (expense)	1,330

Balance at September 30, 2008	$600

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

You should not unduly rely on forward-looking statements contained in this Report. Forward-looking statements involve estimates, assumptions, risks and uncertainties. Our actual results and performance may therefore differ materially from those expressed in or implied by the forward-looking statements. Various factors discussed in this Report and risks and uncertainties discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2008 may cause actual results or outcomes to differ materially from those expressed in or implied by the forward-looking statements. You should read and interpret any forward-looking statements together with these risks.

Any forward-looking statement applies only as of the date on which that statement is made. We do not undertake to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

Our Business

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

BioSilicon™, BrachySil™ and Medidur™ are our trademarks. Retisert® and Vitrasert® are Bausch & Lomb’s trademarks, and Iluvien™ is Alimera’s trademark .

Summary of Critical Accounting Policies

The preparation of consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments and assumptions, which management believes are reasonable under the circumstances and are based upon the information available at the time, cannot be made with certainty. These estimates, judgments and assumptions may change as new events occur or as additional information is obtained, and actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We believe that our critical accounting policies include our policies regarding revenue recognition for license agreements and valuation of long-lived assets, including intangibles. For a more detailed discussion of these critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the SEC.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007:

	Three Months Ended September 30,		Change
	2008	2007	Amounts	%
	(In thousands except percentages)
Revenues	$2,806	$103	$2,703	2,624%

Operating expenses:
Research and development	2,228	3,471	(1,243)	(36)%
General and administrative	2,957	1,845	1,112	60%

Total operating expenses	5,185	5,316	(131)	(2)%

Loss from operations	(2,379)	(5,213)	2,834	(54)%

Other income (expense):
Change in fair value of derivatives	1,330	4,193	(2,863)	(68)%
Interest income	78	226	(148)	(65)%
Interest expense	—	(150)	150	(100)%
Other	15	(59)	74	(125)%

Total other income	1,423	4,210	(2,787)	(66)%

Loss before income taxes	(956)	(1,003)	47	(5)%
Income tax benefit	485	208	277	133%

Net loss	$(471)	$(795)	$324	(41)%

Revenue

Revenue increased by $2.7 million, to $2.8 million for the three months ended September 30, 2008 from $103,000 for the three months ended September 30, 2007. The increase was attributable to revenue recognized in connection with the amended collaboration agreement with Alimera consummated on March 14, 2008.

The Company recorded approximately $18.3 million of deferred revenue at the effective date of the Alimera amendment and has received additional cash consideration of $922,000 through September 30, 2008. The $13.5 million balance of deferred revenue at September 30, 2008 will be recognized as revenue ratably over the performance period through December 2009, or approximately $2.7 million per quarter. Future consideration received by the Company pursuant to the Alimera agreement prior to December 31, 2009 will also be recognized ratably over the performance period, including immediate catch-up revenue recognition of that portion of the consideration represented by the period from the effective date to the date of receipt.

Pursuant to a June 2005 advance royalty agreement, Bausch & Lomb has retained (a) 50% of Retisert royalties otherwise payable to the Company through June 30, 2007 and (b) 100% of Retisert royalties otherwise payable to the Company subsequent to June 30, 2007. Subsequent to September 30, 2008, Bausch & Lomb is entitled to continue to retain 100% of the next $2.4 million of Retisert royalties otherwise payable to the Company. Accordingly, we currently do not expect to receive any Retisert royalty income from Bausch & Lomb through at least the fiscal year ending June 30, 2009.

Royalties retained by Bausch & Lomb pursuant to the advance royalty agreement which would otherwise have been payable to the Company for the three months ended September 30, 2008 were $478,000. This was a 6% decrease from $510,000 otherwise payable to the Company in the same quarter a year earlier and a 12% increase from $427,000 otherwise payable to the Company in the immediately preceding quarter.

Research and Development

Research and development decreased by approximately $1.2 million, or 36%, to approximately $2.2 million for the three months ended September 30, 2008 from approximately $3.5 million for the three months ended September 30, 2007. This decrease was primarily attributable to the assumption by Alimera of all financial responsibility for the development of licensed products under the amended collaboration agreement. As a result of this amendment, the Company does not expect to incur future costs for the development of Iluvien.

General and Administrative

General and administrative increased by approximately $1.1 million, or 60%, to approximately $3.0 million for the three months ended September 30, 2008 from approximately $1.8 million for the three months ended September 30, 2007. This increase was primarily attributable to a $633,000 provision for losses on the GEM note receivable and higher general legal and patent fees, partially offset by reduced audit fees.

Change in Fair Value of Derivatives

Change in fair value of derivatives represented income of approximately $1.3 million for the three months ended September 30, 2008 compared to income of approximately $4.2 million for the three months ended September 30, 2007.

During the years ended June 30, 2008 and 2007, the Black-Scholes value of detachable warrants issued in share offerings denominated in Australian dollars (A$) was recorded as a derivative liability, subject to revaluation at subsequent reporting dates. The change in fair value of derivatives for each of the three months ended September 30, 2008 and 2007 was primarily attributable to a net decrease in the market price of our common shares during the period. The derivative liability balance of $600,000 at September 30, 2008 will be subject to future revaluation through the date of expiration, or earlier exercise, of the underlying warrants.

Interest Income

Interest income decreased by $148,000, or 65%, to $78,000 for the three months ended September 30, 2008 from $226,000 for the three months ended September 30, 2007. This decrease was attributable to (i) a combination of lower interest-bearing cash equivalent balances and reduced money market interest rates and (ii) the absence in this year’s quarter of interest accrued in the prior year’s quarter on the $1.5 million note receivable due April 2008 in connection with the April 2007 sale of our former subsidiary, AION Diagnostics Limited.

Interest Expense

Interest expense of $150,000 was accrued for the three months ended September 30, 2007 on the portion of shared Iluvien product candidate development costs that we elected not to pay under the original Alimera collaboration agreement. In connection with the amended collaboration agreement with Alimera effective on March 14, 2008, the total development costs, including associated penalties and accrued interest, owed by the Company to Alimera were cancelled and, accordingly, no interest expense was incurred during the three months ended September 30, 2008.

Income Tax Benefit

Income tax benefit of $485,000 for the three months ended September 30, 2008 was predominantly related to the realization of foreign research and development credits by our U.K. subsidiary. A deferred income tax benefit of $208,000 was recorded for the three months ended September 30, 2007. For each of the three months ended September 30, 2008 and 2007, our ability to record income tax benefits associated with losses before income taxes was limited due to a valuation allowance recorded on our net deferred tax assets.

Liquidity and Capital Resources

We have incurred operating losses since inception and, at September 30, 2008, we had a total accumulated deficit of $225.0 million. Our research and development and general and administrative costs, in the aggregate, have exceeded our revenues, including revenues related to our two commercialized products, and, accordingly, our operations have historically generated negative cash flows. We generally expect negative cash flows from operations on a quarterly basis at least until such time as one or more of our product candidates achieves regulatory approval and commences commercial sales. Since our inception, we have relied primarily on sales of equity and debt securities and the proceeds from license fees and collaboration payments to fund our operations.

Cash and cash equivalents totaled approximately $11.0 million at September 30, 2008 compared to $15.6 million at June 30, 2008. We believe we can fund our operations as currently conducted through at least June 30, 2010. This expectation is based on the assumptions that we continue to receive the Pfizer quarterly $500,000 research and development funding, Alimera continues to fund the development of Iluvien, we resume receiving Retisert royalties from Bausch & Lomb during the fiscal year ending June 30, 2010 and we receive the scheduled conditional note payments from Alimera. However, whether and when we will require additional capital will depend upon many other factors, including, but not limited to:

•

the continuation of our existing collaborations with Pfizer and Alimera, including their continued funding of our programs and our receipt of applicable milestone, royalty, note and other payments, and their ability to finance such funding and payments;

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

In addition, our future cash position beyond June 30, 2010 also depends significantly on the approval and marketing of Iluvien. Alimera has agreed to pay us $25.0 million upon FDA approval of Iluvien and a 20% share in the future profits of Iluvien. There is no assurance that the FDA will approve Iluvien or that Iluivien will achieve market acceptance even if it is approved by the FDA.

The downturn in the economy and the disruptions in the financial and credit markets have made it more difficult and more expensive to obtain financing. If we determine that it is desirable or necessary to raise additional capital in the future, we do not know if it will be available when needed or on terms favorable to us or our stockholders. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and potential dilutive equity, and funding through collaboration agreements may be on unfavorable terms including requiring us to relinquish rights to our technologies or products. If adequate financing is not available if and when needed, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, postpone the pursuit of product candidates and new business opportunities, or otherwise reduce our cash requirements.

Our consolidated statements of cash flows for the three months ended September 30, 2008 and 2007 are summarized as follows:

	2008	2007	Change
	(In thousands)
Net loss:	$(471)	$(795)	$324
Changes in operating assets and liabilities	(4,381)	(360)	(4,021)
Other adjustments to reconcile net loss to cash flows from operating activities	366	(3,109)	3,475

Net cash used in operating activities	$(4,486)	$(4,264)	$(222)

Net cash used in investing activities	$(107)	$(82)	$(25)

Net cash provided by financing activities	$—	$18,128	$(18,128)

Net cash used in operating activities totaled approximately $4.5 million for the three months ended September 30, 2008 compared to approximately $4.3 million for the three months ended September 30, 2007. The increase in cash used in operations of approximately $200,000 was primarily attributable to (a) $1.4 million of cash paid in the current year period in connection with our June 2008 reincorporation transaction; (b) $600,000 of fiscal year 2008 bonuses paid in the current year period; and (c) a reduction of $250,000 in Retisert royalties received compared to the year earlier period attributable to the 2005 advance royalty agreement with Bausch & Lomb; which were partially offset by (x) the elimination of approximately $1.3 million of Iluvien co-development cost payments to Alimera in the prior year period; (y) receipt of $500,000 research funding from Pfizer in the current year period; and (z) receipt of approximately $460,000 of conditional note interest and development cost reimbursements from Alimera pursuant to the terms of the March 2008 amended collaboration agreement.

Net cash used in investing activities increased by $25,000 and consisted entirely of purchases of property and equipment. Net cash flows provided by financing activities of $18.1 million for the three months ended September 30, 2007 resulted from the July 2007 issuance of 4,114,199 units at $5.00 per unit net of issue costs. Each unit consisted of one common share and one warrant to purchase 0.4 common share, with a warrant exercise price of $6.60 per share. Of the total, 1,300,000 units were purchased by Pfizer in accordance with the terms of the Collaborative Research and License Agreement dated April 3, 2007.

We had no borrowings or line of credit facilities as of September 30, 2008.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, for purposes such as derivative valuation and impairment analysis, and expands disclosures about fair value measurements. Under the standard, fair value measurements are to be separately disclosed by level within a fair value hierarchy. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Pursuant to FASB Staff Position (“FSP”) No. 157-2, issued in February 2008, the application of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in financial statements on a non-recurring basis may be deferred until fiscal years beginning after November 15, 2008. We adopted SFAS 157 as of July 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. See Note 11 to our condensed consolidated financial statements for additional details.

In July 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” “(SFAS 159”). SFAS 159 permits companies to choose to measure selected financial assets and liabilities at fair value, with changes in fair value recognized in earnings each reporting period. We already record derivative liabilities at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The adoption of SFAS 159 had no impact on our consolidated financial position and results of operations as we did not elect the fair value option for any other financial assets and liabilities.

In June 2007, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. EITF 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-03”), which requires nonrefundable advance payments for future research and development activities to be capitalized and recognized as an expense as the goods are delivered or the related services are performed. We adopted EITF 07-03 as of July 1, 2008 and the adoption did not have any impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2007, the FASB issued EITF Issue No. 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”). EITF 07-01 defines a collaborative arrangement as a contractual arrangement in which the parties are (i) active participants to the arrangement; and (ii) exposed to significant risks and rewards that depend upon the commercial success of the endeavor. It also addresses the appropriate statement of operations presentation for activities and payments between the participants in a collaborative arrangement as well as for costs incurred and revenue generated from transactions with third parties. EITF 07-01 will be effective for our fiscal year beginning July 1, 2009. We are currently evaluating the potential impact of adopting EITF 07-01 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141R”), which provides revised guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value. SFAS 141 requires the acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will be required to adopt SFAS 141R in connection with business combination transactions, if any, after June 30, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial statements. We will be required to adopt SFAS 161 as of January 1, 2009.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS142”). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised) and other accounting principles. FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and early adoption is prohibited. We will be required to adopt FSP 142-3 for our fiscal year beginning July 1, 2009. We are currently evaluating the potential impact of adopting FSP 142-3 on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to changes in the valuation of derivative liabilities, foreign currency exchange rates and interest rates.

Derivative Liabilities

The change in fair value of derivatives related to liabilities for investor warrants denominated in A$ resulted in income of approximately $1.3 million and $4.2 million during the three months ended September 30, 2008 and 2007, respectively, and was determined using the Black-Scholes valuation model.

Our financial position and results of operations will be sensitive to future revaluations of these derivative liabilities. The primary factor that impacts the change in fair value of these derivatives is fluctuations in our share price. Reduction of the remaining useful life of the warrants, assuming that share price remains constant, will result in modest quarterly decreases of the derivative liability value.

At September 30, 2008, the closing price of our common shares traded on NASDAQ was $1.40 per share. The following table summarizes the sensitivity of our consolidated statements of operations for the three months ended September 30, 2008 to assumed increases or decreases of our share price at September 30, 2008:

	Decrease in Share Price			Current Price	Increase in Share Price
	-15%	-10%	-5%		+5%	+10%	+15%
	(In thousands)
Change in fair value of derivatives – income (expense)	$183	$126	$65	$—	$(68)	$(139)	$(214)

Foreign Currency Exchange Rates

We conduct operations in two principal currencies, the U.S. dollar and the Pound Sterling. The U.S. dollar operates as the functional currency for our U.S. operations and the Pound Sterling as the functional currency for our U.K. operations. Most cash and cash equivalent balances are maintained in U.S. dollars. We do not consider our exposure to foreign currency exchange rates to be significant.

Interest Rates

Cash and cash equivalent balances are subject to variable interest rates. We do not consider our exposure to interest rates to be significant.

Item 4.	Controls and Procedures

Disclosure controls and procedures

We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. As disclosed in our Form 10-K for the year ended June 30, 2008, we determined that we had a material weakness in our internal control over financial reporting as of June 30, 2008 because we failed to maintain effective controls over the accounting for complex transactions in accordance with U.S. GAAP. As discussed below, our management is in the process of actively addressing and remediating this material weakness. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2008 as a result of our unremediated material weakness.

In connection with our management’s assessment of our internal control over financial reporting as reported in our annual report on Form 10-K for the year ended June 30, 2008, the following material weakness was identified as of June 30, 2008:

•

Subsequent to March 31, 2008, an error was identified requiring an adjustment to both Goodwill and Additional paid-in capital at March 31, 2008, December 31, 2007, September 30, 2007 and June 30, 2007 of approximately $4.7 million. The error was the result of incorrectly translating the A$ value of shares issued as purchase consideration for the acquisition of CDS back to $ by using the exchange rate at the measurement date determined under A-IFRS instead of under U.S. GAAP. Management has determined that these restatements resulted from the control deficiency that there are inadequate controls over the application of U.S. GAAP to complex transactions and this control deficiency constitutes a material weakness.

Changes in internal control over financial reporting

Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

During the three months ended September 30, 2008, we have undertaken actions to remediate the material weakness identified above. These actions have included the evaluation and improvement of the design of our financial close and reporting (including non-routine transactions) processes and controls, which has led to the implementation of new and improved processes, where warranted. Certain remedial measures have already been implemented and we plan to continue making assessments of and implementing such other actions that are determined to be necessary or advisable in further remediation of this area of our internal control over financial reporting.

We believe that the steps outlined above will strengthen our internal control over financial reporting and address the material weakness described above. As part of our 2009 assessment of internal control over financial reporting, our management will test and evaluate these additional controls to be implemented to assess whether they are operating effectively.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

pSivida Corp.

Date: November 12, 2008	By:	/s/ Paul Ashton
	Name:	Paul Ashton
	Title:	Managing Director

Date: November 12, 2008	By:	/s/ Michael J. Soja
	Name:	Michael J. Soja
	Title:	Vice President, Finance and Chief Financial Officer