Form 10-Q
period 2008-12-31
pSivida Corp.
filed 2009-02-11
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

There were 18,262,345 shares of the registrant’s common stock, $0.001 par value, outstanding as of February 9, 2009.

PSIVIDA CORP. AND SUBSIDIARIES

PART I. UNAUDITED FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	December 31, 2008	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$9,849	$15,609
Note receivable, net of allowance	—	481
Accounts and other receivables	885	986
Prepaid expenses and other current assets	172	614

Total current assets	10,906	17,690
Note receivable and other, net of allowance	60	819
Property and equipment, net	366	473
Intangible assets, net	27,899	36,802

Total assets	$39,231	$55,784

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$374	$2,634
Accrued expenses	1,326	2,236
Deferred revenue	11,034	10,476
Derivative liabilities	374	1,930

Total current liabilities	13,108	17,276
Deferred revenue and other	4,016	8,114
Deferred tax liabilities	316	316

Total liabilities	17,440	25,706

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 60,000,000 shares authorized, 18,262,345 shares issued and outstanding at December 31, 2008 and June 30, 2008	18	18
Additional paid-in capital	247,936	247,628
Accumulated deficit	(225,878)	(224,537)
Accumulated other comprehensive (loss) income	(285)	6,969

Total stockholders’ equity	21,791	30,078

Total liabilities and stockholders’ equity	$39,231	$55,784

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Revenues:
Collaborative research and development	$2,915	$89	$5,680	$178
Royalty income	55	39	96	53

Total revenues	2,970	128	5,776	231

Operating expenses:
Research and development	2,057	4,946	4,285	8,417
General and administrative	2,334	3,218	5,291	5,063

Total operating expenses	4,391	8,164	9,576	13,480

Loss from operations	(1,421)	(8,036)	(3,800)	(13,249)

Other income (expense):
Change in fair value of derivatives	226	1,828	1,556	6,021
Interest income	55	187	133	413
Interest expense	—	(151)	—	(301)
Other (expense) income, net	(4)	361	11	302

Total other income	277	2,225	1,700	6,435

Loss before income taxes	(1,144)	(5,811)	(2,100)	(6,814)
Income tax benefit	274	16	759	224

Net loss	$(870)	$(5,795)	$(1,341)	$(6,590)

Basic and diluted net loss per share	$(0.05)	$(0.32)	$(0.07)	$(0.36)

Weighted average common shares outstanding:
Basic and diluted	18,262	18,254	18,262	18,072

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value Amount
Balance at July 1, 2008	18,262,345	$18	$247,628	$(224,537)	$6,969	$30,078

Comprehensive loss:
Net loss	—	—	—	(1,341)	—	(1,341)
Foreign currency translation adjustments	—	—	—	—	(7,254)	(7,254)

Total comprehensive loss						(8,595)

Stock-based compensation	—	—	308	—	—	308

Balance at December 31, 2008	18,262,345	$18	$247,936	$(225,878)	$(285)	$21,791

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,341)	$(6,590)

Adjustments to reconcile net loss to cash flows from operating activities:
Amortization of intangible assets	1,754	1,964
Depreciation of property and equipment	65	255
Change in fair value of derivatives	(1,556)	(6,021)
Provision for losses on note receivable	1,300	—
Share-based compensation expense	308	86
Deferred income tax benefit	—	(224)
Non-cash interest expense	—	301
Changes in operating assets and liabilities:
Accounts and note receivable and other current assets	257	(336)
Accounts payable and accrued expenses	(2,841)	(431)
Deferred revenue	(3,389)	(178)

Net cash used in operating activities	(5,443)	(11,174)

Cash flows from investing activities:
Purchases of property and equipment	(156)	(89)

Net cash used in investing activities	(156)	(89)

Cash flows from financing activities
Proceeds from issuance of shares	—	20,622
Share issue costs	—	(2,235)

Net cash provided by financing activities	—	18,387

Effect of foreign exchange rate changes on cash and cash equivalents	(161)	(11)

Net (decrease) increase in cash and cash equivalents	(5,760)	7,113
Cash and cash equivalents at beginning of period	15,609	2,670

Cash and cash equivalents at end of period	$9,849	$9,783

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Operations and Basis of Presentation

The accompanying condensed consolidated financial statements of pSivida Corp. and subsidiaries (the “Company”) for the three and six months ended December 31, 2008 and 2007 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2008. The balance sheet amounts at June 30, 2008 in this report were derived from the Company’s audited financial statements. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended June 30, 2008, and include all adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the entire year or any future period.

pSivida Corp., incorporated in Delaware, develops miniaturized, injectable, drug delivery systems.

The Company’s lead development product, Iluvien™, delivers fluocinolone acetonide (“FA”) for the treatment of diabetic macular edema (“DME”). Formerly known as Medidur™ FA for DME, Iluvien is in fully recruited Phase III clinical trials. The Company has licensed certain of its drug delivery technology to Alimera Sciences (“Alimera”) for the development of Iluvien and certain other ophthalmic products. The Company also has two products approved by the Food and Drug Administration (“FDA”): Retisert® for the treatment of uveitis and Vitrasert® for the treatment of AIDS-related cytomegalovirus (“CMV”) retinitis. The Company has licensed both of these products and the technologies underlying them to Bausch & Lomb Incorporated (“Bausch & Lomb”). The Company has a worldwide collaborative research and license agreement with Pfizer, Inc. (“Pfizer”) under which Pfizer may develop additional ophthalmic products.

The Company owns the rights to develop and commercialize a modified form of silicon known as BioSilicon™, which has potential therapeutic applications. The most advanced BioSilicon product candidate, BrachySil™, delivers a therapeutic P32, a radioactive form of phosphorus used to treat cancer, directly to solid tumors. The Company has completed an initial safety and efficacy clinical trial of BrachySil for the treatment of pancreatic cancer and is conducting a follow-on dose-ranging clinical trial.

Throughout this quarterly report on Form 10-Q, references to “$” are to U.S. dollars and references to A$ are to Australian dollars.

Business Risks and Uncertainties

The Company’s prospects, and ultimately its ability to achieve success, including profitable operations, are subject to risks and uncertainties that include, but are not limited to, maintaining its key collaboration agreements with Alimera and Pfizer; uncertainties regarding the achievement of milestones and other contingent contractual payment events; failure to prove safety and efficacy of Iluvien or BrachySil; inability to raise capital; continued losses and lack of profitability; inability to derive revenues from Retisert; termination of license agreements; inability to pay any registration penalties; inability to develop, or obtain regulatory approval for, new products; inability to protect intellectual property or infringement of others’ intellectual property; inability to obtain partners to develop and market products; competition; risks and costs of international business operations; manufacturing problems; insufficient third-party reimbursement for products; failure to retain key personnel; product liability; failure to comply with laws; failure to achieve and maintain effective internal control over financial reporting; impairment of intangibles; volatility of stock price; possible dilution through exercise of outstanding warrants and stock options or future stock issuances; and possible influence by Pfizer. The Company cannot be certain that it will be able to maintain its existing collaboration agreements, achieve additional collaboration arrangements or obtain other sources of funding, if and when needed, on acceptable terms, or at all, or that the Company will be able to achieve revenues sufficient for profitable operations.

Liquidity

Cash and cash equivalents totaled approximately $9.8 million at December 31, 2008 compared to $15.6 million at June 30, 2008. The Company believes that it can fund its operations as currently conducted through at least December 31, 2010. This expectation is based on the assumptions that the Company continues to receive the Pfizer quarterly $500,000 research and development funding, Alimera continues to fund the development of Iluvien, the Company resumes receiving Retisert royalties from Bausch & Lomb during the fiscal year ending June 30, 2010 and the Company receives the scheduled conditional note payments from Alimera. However, whether and when the Company will require or desire to raise additional capital will depend upon many other factors, including, but not limited to:

•

the continuation of the Company’s collaborations with Pfizer and Alimera on their existing terms, including their continued funding of the Company’s programs and the receipt of applicable milestone, royalty, note and other payments, and their ability to finance such funding and payments;

•	the development, regulatory approval and commercialization of Iluvien, which is the Company’s primary product candidate currently in development;

•	the amount and timing of sales of Retisert, which affect the timing of the resumption of Retisert royalty payments and the amount of such royalty payments;

•

the scope and extent of the Company’s internally funded operations, including its programs for BrachySil (including any Phase III clinical trials for BrachySil for pancreatic cancer), any new product candidates, or any new business opportunities;

•	the Company’s ability to establish and maintain strategic arrangements for Brachysil or any other product candidates for research, development, clinical testing, manufacturing and marketing;

•	the success of the Company’s products and product candidates, including the timing and costs of regulatory approvals and the commercial success of approved products;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and

•	changes in the Company’s operating plan, including the pursuit of new business opportunities, which may affect its need for capital.

In addition, the Company’s future cash position beyond December 31, 2010 also depends significantly on the regulatory approval and marketing of Iluvien. Alimera has agreed to pay the Company $25.0 million upon FDA approval of Iluvien and a 20% share in the future profits of Iluvien. There is no assurance that the FDA will approve Iluvien or that Iluivien will achieve market acceptance even if it is approved by the FDA.

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

In July 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to choose to measure selected financial assets and liabilities at fair value, with changes in fair value recognized in earnings each reporting period. Prior to July 2008, the Company recorded derivative liabilities at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The adoption of SFAS 159 had no impact on the Company’s consolidated financial position and results of operations as management did not elect the fair value option for any other financial assets and liabilities.

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

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141R”), which provides revised guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value. SFAS 141R requires the acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will be required to adopt SFAS 141R in connection with business combination transactions, if any, after June 30, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial statements. The Company will be required to adopt SFAS 161 as of January 1, 2009.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other accounting principles. FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and early adoption is prohibited. The Company will be required to adopt FSP 142-3 for its fiscal year beginning July 1, 2009. The Company is currently evaluating the potential impact of adopting FSP 142-3 on its consolidated financial statements.

2.	Stockholders’ Equity

The Company has historically financed its operations primarily through the sale of equity securities.

Share Offering

In July 2007, the Company completed a sale of 3,600,500 units at a price of $5.00 per unit for gross proceeds of $18.0 million. Each unit consisted of (i) one common share; and (ii) one warrant to purchase 0.4 common share, with a warrant exercise price of $6.60 per share. Of the total, 1,300,000 units were purchased by Pfizer in accordance with the terms of the Collaborative Research and License Agreement dated April 3, 2007. A total of 72,010 warrants, with a warrant exercise price of $6.60, were issued to the placement agents in connection with the offering. In addition, the Company simultaneously completed a sale of common shares and warrants at the equivalent price of A$5.84 per unit under the same terms and conditions noted above. This sale of 513,699 units resulted in additional gross proceeds of approximately $2.6 million. Aggregate share issue costs for these transactions totaled approximately $2.2 million.

Warrants to Purchase Common Shares

At December 31, 2008, the Company had outstanding warrants to purchase common shares that were denominated in $ with a weighted average remaining life at December 31, 2008 of 3.2 years, as follows:

	Six Months Ended December 31,
	2008		2007
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of period	7,195,498	$7.69	5,683,288	$8.00
Granted	—	—	1,512,210	6.60
Expired	(33,250)	50.00	—	—

Balance and exercisable at end of period	7,162,248	$7.50	7,195,498	$7.69

At December 31, 2008, the Company had outstanding warrants to purchase common shares that were denominated in A$ with a weighted average remaining life at December 31, 2008 of 2.2 years, as follows:

	Six Months Ended December 31,
	2008		2007
	Number of Warrants	Weighted Average Exercise Price A$	Number of Warrants	Weighted Average Exercise Price A$
Balance at beginning of period	3,986,683	9.98	3,781,204	10.11
Granted	—	—	205,479	7.68
Expired	(51,250)	43.60	—	—

Balance and exercisable at end of period	3,935,433	9.54	3,986,683	9.98

At December 31, 2008 and 2007, the weighted average exercise price of these warrants translated to $ was $6.59 and $8.75, respectively.

3.	License and Collaboration Agreements

The Company has collaborative license and development agreements with strategic partners for the development and commercialization of products utilizing the Company’s technologies. The terms of these agreements typically include multiple deliverables by the Company (for example, license rights, providing research and development services and manufacturing of clinical materials) in exchange for consideration to the Company of some combination of non-refundable license fees, funding of research and development activities, payments based upon achievement of clinical development and sales milestones, and royalties in the form of a designated percentage of product sales or profits. Multiple element arrangements are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”.

For arrangements that are accounted for as a single unit of accounting, payments under the arrangement are recognized as revenue on a straight-line basis over the period the Company expects to complete its performance obligations. The cumulative amount of revenue earned is limited to the cumulative amount of payments received as of the period ending date. If the Company cannot reasonably estimate when its performance obligations either cease or become inconsequential, then revenue recognition is deferred until the Company can reasonably estimate when the performance obligations cease or become inconsequential. Deferred revenue amounts are classified as current liabilities to the extent that revenue is expected to be recognized within one year. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement.

The Company’s significant license and collaboration agreements are summarized below.

Alimera Sciences, Inc.

In March 2008, the Company and Alimera amended and restated their February 2005 license and collaboration agreement relating to Iluvien (the “Alimera Agreement”), the companies’ Phase III investigative treatment for diabetic macular edema (“DME”), and certain other products. In exchange for current and future consideration to the Company, the Company decreased its share in the future profits of Iluvien from 50% to 20%.

Consideration received at closing consisted of (i) $12.0 million in cash and (ii) cancellation of $5.7 million of accrued development cost liabilities, including related penalties and accrued interest, owed by the Company to Alimera as of March 14, 2008. The Company’s performance period under the Alimera Agreement ends December 31, 2009. Accordingly, from the effective date, the aggregate $18.3 million of deferred revenue, consisting of the aforementioned current consideration and an additional $650,000 of previously received but unamortized milestone payments, is being recognized as revenue on a straight-line basis over the 21.5 month performance period through December 31, 2009.

Other consideration, exclusive of the Company’s 20% profit share, includes (i) conditional principal and interest payments of up to approximately $21.0 million through September 2012 under a note issued by Alimera; (ii) a $25.0 million milestone payment due upon FDA approval of Iluvien; and (iii) the assumption by Alimera of all financial responsibility for the development of licensed products under the collaboration agreement, including reimbursement of approved development costs incurred by the Company in support of the ongoing clinical studies of Iluvien and anticipated regulatory submissions. All payments received from Alimera during the performance period will be recognized as revenue during the performance period using the cumulative catch-up method. All payments received after December 31, 2009 will be recognized as revenue when earned.

For the three and six months ended December 31, 2008, revenue related to the Alimera Agreement totaled $2.9 million and $5.7 million, respectively, which represented 100% of the Company’s collaborative research and development revenue for these periods.

Pfizer

In April 2007, the Company and Pfizer entered into a Collaborative Research and License Agreement (the “Pfizer Agreement”), which superseded a December 2006 research agreement. Under the Pfizer Agreement, the parties have implemented a joint research program aimed at developing certain ophthalmic products using the Company’s Durasert™ drug delivery technology. In addition to potential development and sales related milestone payments, Pfizer pays the Company a minimum of $500,000 per quarter in consideration of the Company’s costs in performing the research program. These payments commenced in calendar year 2008 and continue until the earlier of the commencement of the first Phase III clinical trial for a licensed product candidate or the termination of the Agreement.

The two Pfizer agreements have been combined for accounting purposes and, following an evaluation of the multiple deliverables in accordance with the provisions of EITF 00-21, the Company concluded that there was a single unit of accounting. The Company is evaluating the timing of the deliverables and other obligations under the Pfizer Agreement and, as a result, all payments received from Pfizer through December 31, 2008, totaling $3.2 million, have been classified in deferred revenue as a non-current liability.

Intrinsiq

In January 2008, the Company and Intrinsiq Materials Cayman Limited (“Intrinsiq”) entered into an agreement pursuant to which Intrinsiq acquired an exclusive license to develop and commercialize nutraceutical and food science applications of BioSilicon, and certain related assets, for $1.2 million. Intrinsiq paid $730,000 through December 2008 and the final $500,000 in January 2009. In addition, subject to Intrinsiq’s unilateral right to terminate the license upon 90 days prior written notice, Intrinsiq will be obligated to pay the Company minimum royalties of $3.55 million through April 2014, of which the first $450,000 payment is due in July 2009.

The parties are obligated to enter into a manufacture and supply agreement, which has not yet been consummated. Accordingly, the Company is unable to determine the period of its performance obligations in accordance with EITF 00-21. The total amount received through December 31, 2008 of $730,000 has been classified as a non-current liability at December 31, 2008.

4.	Intangible Assets

A summary of intangible assets at December 31, 2008 and June 30, 2008 is as follows:

	Six Months Ended December 31, 2008	Year Ended June 30, 2008
	(In thousands)
Patents and licences
Gross carrying amount at beginning of period	$64,342	$64,534
Foreign currency translation adjustments	(12,408)	(192)

Gross carrying amount at end of period	51,934	64,342

Accumulated amortization at beginning of period	(27,540)	(23,732)
Amortization expense	(1,754)	(3,886)
Foreign currency translation adjustments	5,259	78

Accumulated amortization at end of period	(24,035)	(27,540)

Net book value at end of period	$27,899	$36,802

Amortization of intangible assets totaled $820,000 and $1.8 million during the three and six month periods ended December 31, 2008, respectively and $986,000 and $2.0 million for the three and six month periods ended December 31, 2007, respectively. The carrying value of intangible assets at December 31, 2008 of $27.9 million will be amortized on a straight-line basis over the remaining estimated useful life of 9 years. Of the total net book value at December 31, 2008, approximately $9.5 million was attributable to the Retisert product and $18.4 million was attributable to the BioSilicon technology.

5.	Note Receivable

The Company has an outstanding note receivable from GEM Global Yield Fund (“GEM”), issued in connection with the fiscal year 2007 sale of a former wholly-owned subsidiary, that matured on April 12, 2008. During the fourth quarter of fiscal 2008, the Company demanded payment of the note and, based upon preliminary negotiations, the Company reduced the carrying value of the note and accrued interest by $325,000 to its estimated net realizable value of $1.3 million at June 30, 2008. As a result of ongoing negotiations, the Company reduced the carrying value of the note to $667,000 at September 30, 2008. At December 31, 2008, based upon the Company’s inability to reach agreement with GEM after further discussions, the Company recorded a charge to operations for the remaining carrying value of the note. The provision for losses on the note receivable of $667,000 and $1.3 million for the three and six months ended December 31, 2008, respectively, is included in general and administrative expense in the condensed consolidated statements of operations.

6.	Derivative Liabilities

In connection with several capital raising transactions during the years ended June 30, 2008 and 2007, the Company issued units consisting of common shares together with detachable warrants to purchase additional common shares over a specified time period. In certain of these transactions, the warrants were denominated in A$, which is different than the Company’s $ functional currency. To the extent that the potential exercise of such warrants would result in a variable amount of proceeds in the Company’s functional currency, the fair value of the warrants was recorded as a derivative liability, with a corresponding reduction in additional paid-in capital, subject to revaluation of the liability on a marked-to-market basis through profit and loss. The fair value of the warrants was determined using a Black-Scholes model. The net reduction in the fair values of these derivative liabilities for the three and six months ended December 31, 2008 resulted in income recognized of $226,000 and $1.6 million, respectively, compared to income recognized of $1.8 million and $6.0 million for the three and six months ended December 31, 2007, respectively.

7.	Stock-Based Compensation

The Company records compensation cost on a straight-line basis over the award’s requisite service period for all share-based awards granted. Grant date fair value of stock option awards (less estimated forfeitures) is determined using the Black-Scholes option valuation model.

Employee Share Option Plan

The Company’s Employee Share Option Plan (the “Plan”) provided for the issuance of non-qualified stock options to eligible employees and directors. Option grants under the Plan have requisite service periods ranging from immediate vesting to 3-year ratable annual vesting, a contractual life of five years and are denominated in A$. As of June 2008, no further options will be granted under the Plan.

During the three and six months ended December 31, 2007, 136,250 options were granted under the Plan. The exercise prices of all outstanding options under the Plan at December 31, 2008 were in excess of the market price of the Company’s common shares at that date and, accordingly, the options had an aggregate intrinsic value of $0. A total of 55,000 and 9,583 options vested during the three months ended December 31, 2008 and 2007, respectively. At December 31, 2008, there were 442,061 options vested and expected to vest in the future, with an aggregate intrinsic value of $0 and a weighted-average remaining contractual term of 1.85 years.

The following table provides a reconciliation of stock option activity under the Plan for the six months ended December 31, 2008:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life
		A$	(in years)
Outstanding at June 30, 2008	455,478	29.57
Granted	—	—
Forfeited	(3,334)	5.50
Cancelled	(4,541)	22.28

Outstanding at December 31, 2008	447,603	29.83	1.84

Exercisable at December 31, 2008	333,332	36.28	1.33

At December 31, 2008 the weighted average exercise prices of outstanding and exercisable options translated into $ were $20.60 and $25.06, respectively.

2008 Incentive Plan

The pSivida Corp. 2008 Incentive Plan (the “2008 Plan”) provides for the issuance of a maximum of 1,750,000 common shares in satisfaction of stock-based awards to management, key employees, consultants and directors. A total of 620,000 and 1,221,000 options were granted during the three and six-month periods ended December 31, 2008, respectively, with ratable annual vesting periods ranging from 1 to 4 years and a 10-year life.

The Company measures the fair value of options on their grant date using the Black-Scholes option-pricing model. Based upon limited option exercise history, the Company has used the “simplified” method outlined in SEC Staff Accounting Bulletin No. 107 to estimate the expected life of stock option grants. Expected volatility is based on historical volatility of our stock over the expected life of the option. The risk-free interest rate is based on the weighted-average of U.S. Treasury rates over the expected life of the stock option.

Key weighted average assumptions used to apply this option pricing model to the 2008 Plan were as follows:

	Three Months Ended December 31, 2008	Six Months Ended December 31, 2008
Option life (in years)	5.94	6.09

Stock volatility	90%	85%

Risk-free interest rate	2.49%	2.78%

Expected dividends	0%	0%

The following table provides a reconciliation of stock option activity under the 2008 Plan for the six months ended December 31, 2008:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life
			(in years)
Outstanding at June 30, 2008	—	$—
Granted	1,221,000	1.98

Outstanding at December 31, 2008	1,221,000	$1.98	9.79

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

The weighted average grant date fair value of stock options granted pursuant to the 2008 Plan for the three and six months ended December 31, 2008 was $0.84 and $1.43, respectively. The exercise prices of all outstanding options under the 2008 Plan at December 31, 2008 are in excess of the market price of the Company’s common shares at that date and, accordingly, the options have an aggregate intrinsic value of $0. At December 31, 2008, there were 1,175,653 options expected to vest in the future with an aggregate intrinsic value of $0 and a weighted-average remaining contractual term of 9.8 years.

Nonvested Stock Issued to CDS Employees

On December 30, 2005, the Company issued 224,798 nonvested common shares with a fair value of $26.40 per common share to employees of Control Delivery Systems, Inc. (“CDS”) in exchange for their nonvested CDS stock. The portion of the fair value attributable to the employees’ pre-acquisition service period was included as part of the CDS acquisition cost and the value attributable to the post-acquisition service period was ratably expensed over the vesting period.

The following table presents a reconciliation of the activity related to the issuance of these nonvested common shares:

	Year Ended June 30,
	2008	2007
Balance at beginning of year	8,587	241,868
Vested	(8,587)	(221,771)
Forfeited	—	(11,510)

Balance at end of year	—	8,587

Stock-Based Compensation Expense

Stock-based compensation expense related to the Company’s stock option plans, including amortization of nonvested common shares, was charged to operations for the three and six month periods ended December 31, 2008 and 2007, as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(In thousands)
Research and development	$67	$11	$81	$22
General and administrative	147	44	227	64

	$214	$55	$308	$86

At December 31, 2008, there was approximately $1.5 million of unrecognized compensation expense, net of estimated forfeitures, related to nonvested stock-based payment awards under the Company’s option plans. This compensation cost is expected to be recognized over a weighted average period of 2.1 years and will be adjusted for any future changes in estimated forfeitures.

Options Issued in Exchange for CDS Options

On December 30, 2005, as part of the consideration for the acquisition of CDS, the Company issued 43,112 fully vested stock options with a fair value of $15.48 per share in exchange for outstanding CDS options. The following table presents a reconciliation of the activity related to the issuance of these options:

	Six Months Ended December 31,
	2008		2007
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance at beginning of period	17,614	$11.35	38,443	$18.44
Expired	—	—	(19,375)	17.32

Balance outstanding and exercisable at end of period	17,614	$11.35	19,068	$19.60

The weighted average remaining contractual life of these exercisable options at December 31, 2008 was 0.75 year.

8.	Income Taxes

The Company applies SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires the Company to recognize deferred tax assets and liabilities for estimated future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company’s historical losses from operations represent significant evidence that indicates the need for a valuation allowance. A valuation allowance has been established for the net deferred tax assets. During the three and six months ended December 31, 2008, the Company recognized a current income tax benefit of $290,000 and $786,000, respectively, related to prior and current years foreign research and development credits earned by its U.K. subsidiary.

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on July 1, 2007. The implementation of FIN 48 did not have any impact on the Company’s consolidated financial position or results of operations. From adoption through December 31, 2008, the Company had no significant unrecognized tax benefits in the accompanying unaudited condensed consolidated financial statements. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months. We expect that future changes in unrecognized tax benefit will not have an impact on the Company’s effective tax rate due to the existence of valuation allowances.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, the Company had no accrued penalties or interest related to uncertain tax positions.

9.	Loss Per Share

Basic net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share was computed by dividing the net loss by the sum of (i) the weighted average number of common shares outstanding and (ii) the weighted average number of common shares that would be issued on the conversion of all dilutive securities outstanding. Potentially dilutive shares were not included in the calculation of diluted net loss per share for each of the three and six month periods ended December 31, 2008 and 2007 as their inclusion would be anti-dilutive.

Potentially dilutive shares at December 31, 2008 and 2007 are summarized as follows:

	December 31,
	2008	2007
Options	1,686,217	496,264
Warrants	11,097,681	11,182,181
Nonvested stock issued in connection with CDS acquisition	—	2,862

	12,783,898	11,681,307

10.	Comprehensive Loss

Comprehensive loss for the three and six month periods ended December 31, 2008 and 2007 was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(In thousands)
Net loss	$(870)	$(5,795)	$(1,341)	$(6,590)
Foreign currency translation adjustments	(4,877)	(1,348)	(7,254)	(167)

Comprehensive loss	$(5,747)	$(7,143)	$(8,595)	$(6,757)

11.	Fair Value Measurements

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

As of December 31, 2008, the Company’s derivative liabilities were classified as Level 3. The Company valued the derivative liabilities using the Black-Scholes model, for which observable market inputs included the Company’s share price, historical volatility and risk-free interest rate.

The following table summarizes the Company’s assets and liabilities carried at fair value measured on a recurring basis at December 31, 2008 by valuation hierarchy:

	Total Carrying Value at December 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Derivative liabilities	$374	$—	$—	$374

The reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Derivative
Liabilities
(In thousands)
Balance at July 1, 2008	$1,930
Change in fair value of derivative - other income (expense)	1,556

Balance at December 31, 2008	$374

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). We often, although not always, identify forward-looking statements by using words or phrases such as the following: “likely”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “project”, “forecast” and “outlook”.

The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: maintaining key collaboration agreements with Alimera and Pfizer; modification of existing terms of key collaboration agreements with Alimera and Pfizer; uncertainties regarding the achievement of milestones and other contingent contractual payment events; failure to prove safety and efficacy of Iluvien or BrachySil; inability to raise capital; continued losses and lack of profitability; inability to derive revenue from Retisert; termination of license agreements; inability to pay any registration penalties; inability to develop or obtain regulatory approval for new products; inability to protect intellectual property or infringement of others’ intellectual property; inability to obtain partners to develop and market products; competition; risks and costs of international business operations; manufacturing problems; insufficient third-party reimbursement for products; failure to retain key personnel; product liability; failure to comply with laws; failure to achieve and maintain effective internal control over financial reporting; impairment of intangibles; volatility of stock price; possible dilution through exercise of outstanding warrants and stock options or future stock issuances; possible influence by Pfizer; and other factors that may be described in our filings with the Securities and Exchange Commission. Further information on these risk factors is included in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2008. You should read and interpret any forward-looking statements together with these risks. Any forward-looking statement applies only as of the date on which that statement is made. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.

Our Business

We develop miniaturized, injectable, drug delivery systems. Our lead development product, Iluvien™, delivers fluocinolone acetonide (FA) for the treatment of diabetic macular edema (DME). Formerly known as Medidur™ FA for DME, Iluvien is in fully recruited Phase III clinical trials. We have licensed certain of our drug delivery technology to Alimera Sciences, Inc. (Alimera) for the development of Iluvien and certain other ophthalmic products. We also have two products approved by the Food and Drug Administration (FDA): Retisert® for the treatment of uveitis and Vitrasert® for the treatment of AIDS-related cytomegalovirus (CMV) retinitis. We have licensed both of these products and the technologies underlying them to Bausch & Lomb Incorporated (Bausch & Lomb). We have a worldwide collaborative research and license agreement with Pfizer Inc. (Pfizer) under which Pfizer may develop additional ophthalmic products.

We own the rights to develop and commercialize a modified form of silicon known as BioSilicon™, which has potential therapeutic applications. Our most advanced BioSilicon product candidate, BrachySil™, delivers a therapeutic P32, a radioactive form of phosphorus used to treat cancer, directly to solid tumors. We have completed an initial safety and efficacy clinical trial of Brachysil for the treatment of pancreatic cancer and are conducting a follow-on dose-ranging clinical trial.

BioSilicon™, BrachySil™ and Medidur™ are our trademarks. Retisert® and Vitrasert® are Bausch & Lomb’s trademarks, and Iluvien™ is Alimera’s trademark.

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

Results of Operations

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007:

	Three Months Ended December 31,		Change
	2008	2007	Amounts	%
	(In thousands except percentages)
Revenues	$2,970	$128	$2,842	2,220%

Operating expenses:
Research and development	2,057	4,946	(2,889)	(58)%
General and administrative	2,334	3,218	(884)	(27)%

Total operating expenses	4,391	8,164	(3,773)	(46)%

Loss from operations	(1,421)	(8,036)	6,615	(82)%

Other income (expense):
Change in fair value of derivatives	226	1,828	(1,602)	(88)%
Interest income	55	187	(132)	(71)%
Interest expense	—	(151)	151	(100)%
Other	(4)	361	(365)	(101)%

Total other income	277	2,225	(1,948)	(88)%

Loss before income taxes	(1,144)	(5,811)	4,667	(80)%
Income tax benefit	274	16	258	1,613%

Net loss	$(870)	$(5,795)	$4,925	(85)%

Revenue

Revenue increased by approximately $2.8 million to $3.0 million for the three months ended December 31, 2008 from $128,000 for the three months ended December 31, 2007. The increase was attributable to revenue recognized in connection with the March 2008 amended collaboration agreement with Alimera.

The Company recorded approximately $18.3 million of deferred revenue at the effective date of the Alimera amendment and has received additional cash consideration of approximately $1.4 million through December 31, 2008. The $11.1 million balance of deferred revenue at December 31, 2008 will be recognized as revenue ratably over the performance period through December 2009, or approximately $2.8 million per quarter. Future cash consideration received by the Company pursuant to the Alimera agreement prior to December 31, 2009 will also be recognized ratably over the performance period, including immediate catch-up revenue recognition of that portion of the consideration represented by the period from the amendment effective date to the date of receipt.

Pursuant to a June 2005 advance royalty agreement, Bausch & Lomb has retained (a) 50% of Retisert royalties otherwise payable to the Company through June 30, 2007 and (b) 100% of Retisert royalties otherwise payable to the Company subsequent to June 30, 2007. As of December 31, 2008, Bausch & Lomb is entitled to continue to retain 100% of the next $1.9 million of Retisert royalties otherwise payable to the Company. Accordingly, we currently do not expect to record any Retisert royalty income from Bausch & Lomb through the quarter ending December 31, 2009.

Royalties retained by Bausch & Lomb pursuant to the advance royalty agreement that would otherwise have been payable to the Company for the three months ended December 31, 2008 were $458,000. This was a 15% decrease from $541,000 otherwise payable to the Company in the same quarter a year earlier and a 4% decrease from $478,000 otherwise payable to the Company in the immediately preceding quarter.

Research and Development

Research and development decreased by approximately $2.9 million, or 58%, to approximately $2.1 million for the three months ended December 31, 2008 from approximately $4.9 million for the three months ended December 31, 2007. This decrease was primarily attributable to (i) the absence of $2.5 million of Iluvien co-development costs incurred in the prior year period as a result of the assumption by Alimera of all financial responsibility for the development of licensed products under the amended collaboration agreement and (ii) a decrease of approximately $300,000 of UK-based research and development costs attributable to the relative strengthening of the dollar to the Pound Sterling currency. As a result of the amended Alimera agreement, the Company does not expect to incur future costs for the development of Iluvien. Assuming that average exchange rates remain substantially equivalent to the current period rate, we currently expect research and development expense for the remaining quarters of fiscal 2009 to increase by less than 10% compared to the current quarterly period.

General and Administrative

General and administrative decreased by $884,000, or 27%, to approximately $2.3 million for the three months ended December 31, 2008 from approximately $3.2 million for the three months ended December 31, 2007. This decrease was primarily attributable to (i) reduced legal, audit and related consulting fees of approximately $1.1 million, largely due to the effects of having reincorporated in the U.S. in June 2008; and (ii) the absence of $200,000 of prior period costs for market development research for certain product candidates, which were partially offset by a $667,000 provision for losses on the note receivable from GEM. We currently expect general and administrative expense for the remaining quarters of fiscal 2009 to increase by approximately 5% compared to the current quarterly period, exclusive of the $667,000 provision for losses.

Change in Fair Value of Derivatives

Change in fair value of derivatives represented income of $226,000 for the three months ended December 31, 2008 compared to income of approximately $1.8 million for the three months ended December 31, 2007.

During the years ended June 30, 2008 and 2007, the Black-Scholes value of detachable warrants issued in share offerings denominated in Australian dollars (A$) was recorded as a derivative liability, subject to revaluation at subsequent reporting dates. The change in fair value of derivatives for each of the three months ended December 31, 2008 and 2007 was primarily attributable to a net decrease in the market price of our common shares during each period. The derivative liability balance of $374,000 at December 31, 2008 will be subject to future revaluation through the date of expiration, or earlier exercise, of the underlying warrants.

Interest Income

Interest income decreased by $132,000, or 71%, to $55,000 for the three months ended December 31, 2008 from $187,000 for the three months ended December 31, 2007. This decrease was attributable to (i) a combination of lower average interest-bearing cash equivalent balances and reduced money market interest rates and (ii) the absence in this year’s quarter of interest accrued in the prior year’s quarter on the $1.5 million note receivable from GEM in connection with the April 2007 sale of our former subsidiary, AION Diagnostics Limited.

Interest Expense

Interest expense of $151,000 was accrued for the three months ended December 31, 2007 on the portion of shared Iluvien product candidate co-development costs that we elected not to pay under the terms of the original Alimera collaboration agreement. In connection with the amended collaboration agreement with Alimera, effective March 14, 2008, the total co-development costs, including associated penalties and accrued interest, then owed by the Company to Alimera were cancelled and, accordingly, no interest expense was incurred during the three months ended December 31, 2008.

Income Tax Benefit

Income tax benefit of $274,000 for the three months ended December 31, 2008 was predominantly due to the recognition of foreign research and development tax credits earned by our U.K. subsidiary, and included approximately $200,000 related to the prior year. A deferred income tax benefit of $16,000 was recorded for the three months ended December 31, 2007. For each of the three months ended December 31, 2008 and 2007, our ability to record income tax benefits associated with losses before income taxes was limited due to a valuation allowance recorded on our net deferred tax assets.

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007:

	Six Months Ended December 31,		Change
	2008	2007	Amounts	%
	(In thousands except percentages)
Revenues	$5,776	$231	$5,545	2,400%

Operating expenses:
Research and development	4,285	8,417	(4,132)	(49)%
General and administrative	5,291	5,063	228	5%

Total operating expenses	9,576	13,480	(3,904)	(29)%

Loss from operations	(3,800)	(13,249)	9,449	(71)%

Other income (expense):
Change in fair value of derivatives	1,556	6,021	(4,465)	(74)%
Interest income	133	413	(280)	(68)%
Interest expense	—	(301)	301	(100)%
Other	11	302	(291)	(96)%

Total other income	1,700	6,435	(4,735)	(74)%

Loss before income taxes	(2,100)	(6,814)	4,714	(69)%
Income tax benefit	759	224	535	239%

Net loss	$(1,341)	$(6,590)	$5,249	(80)%

Revenue

Revenue increased by approximately $5.6 million to $5.8 million for the six months ended December 31, 2008 from $231,000 for the six months ended December 31, 2007. The increase was attributable to revenue recognized in connection with the March 2008 amended collaboration agreement with Alimera.

Royalties retained by Bausch & Lomb pursuant to the advance royalty agreement that would otherwise have been payable to the Company for the six months ended December 31, 2008 were $936,000. This was a 11% decrease from approximately $1.05 million otherwise payable to the Company for the six months ended December 31, 2007 and a 17% increase from $798,000 otherwise payable to the Company for the immediately preceding six month period ended June 30, 2008.

Research and Development

Research and development decreased by approximately $4.1 million, or 49%, to approximately $4.3 million for the six months ended December 31, 2008 from approximately $8.4 million for the six months ended December 31, 2007. This decrease was primarily attributable to (i) the absence of $3.6 million of Iluvien co-development costs incurred in the prior year period as a result of the assumption by Alimera of all financial responsibility for the development of licensed products under the amended collaboration agreement and (ii) a decrease of approximately $480,000 of UK-based research and development costs attributable entirely to the relative strengthening of the dollar to the Pound Sterling currency.

General and Administrative

General and administrative increased by approximately $228,000, or 5%, to approximately $5.3 million for the six months ended December 31, 2008 from approximately $5.1 million for the six months ended December 31, 2007. This increase was primarily attributable to a $1.3 million current year provision for losses on the note receivable from GEM partially offset by (i) reduced legal, audit and related consulting fees of approximately $900,000, largely due to the effects of having reincorporated in the U.S. in June 2008; and (ii) reduced market development research for certain product candidates of $160,000.

Change in Fair Value of Derivatives

Change in fair value of derivatives represented income of approximately $1.6 million for the six months ended December 31, 2008 compared to income of approximately $6.0 million for the six months ended December 31, 2007.

During the years ended June 30, 2008 and 2007, the Black-Scholes value of detachable warrants issued in share offerings denominated in A$ was recorded as a derivative liability, subject to revaluation at subsequent reporting dates. The change in fair value of derivatives for each of the six months ended December 31, 2008 and 2007 was primarily attributable to net decreases in the market price of our common shares during the periods.

Interest Income

Interest income decreased by $280,000, or 68%, to $133,000 for the six months ended December 31, 2008 from $413,000 for the six months ended December 31, 2007. This decrease was attributable to (i) a combination of lower average interest-bearing cash equivalent balances and reduced money market interest rates and (ii) the absence in the current year period of interest accrued in the prior year on the $1.5 million GEM note receivable.

Interest Expense

Interest expense of $301,000 was accrued for the six months ended December 31, 2007 on the portion of shared Iluvien product candidate co-development costs that we elected not to pay under the original Alimera collaboration agreement. In connection with the amended collaboration agreement with Alimera, effective March 14, 2008, the total co-development costs, including associated penalties and accrued interest, then owed by the Company to Alimera were cancelled and, accordingly, no interest expense was incurred during the six months ended December 31, 2008.

Income Tax Benefit

Income tax benefit of $759,000 for the six months ended December 31, 2008 was predominantly due to the recognition of foreign research and development tax credits earned by our U.K. subsidiary, and included approximately $700,000 related to prior years. A deferred income tax benefit of $224,000 was recorded for the six months ended December 31, 2007. The absence of any deferred tax benefit in the current year period is attributable to the fact that our ability to record tax benefits associated with losses incurred was limited by the amount of deferred tax liabilities recorded.

Liquidity and Capital Resources

We have incurred operating losses since inception and, at December 31, 2008, we had a total accumulated deficit of $225.9 million. Our research and development and general and administrative costs, in the aggregate, have exceeded our revenues, including revenues related to our two commercialized products, and, accordingly, our operations have historically generated negative cash flows. We generally expect negative cash flows from operations on a quarterly basis at least until such time as one or more of our product candidates achieves regulatory approval and commences commercial sales. Since our inception, we have relied primarily on sales of equity and debt securities and the proceeds from license fees and collaboration payments to fund our operations.

Cash and cash equivalents totaled approximately $9.8 million at December 31, 2008 compared to $15.6 million at June 30, 2008. We believe we can fund our operations as currently conducted through at least December 31, 2010. This expectation is based on the assumptions that we continue to receive the Pfizer quarterly $500,000 research and development funding, Alimera continues to fund the development of Iluvien, we resume receiving Retisert royalties from Bausch & Lomb during the fiscal year ending June 30, 2010 and we receive the scheduled conditional note payments from Alimera. However, whether and when we will require or desire to raise additional capital will depend upon many other factors, including, but not limited to:

•

the continuation of our collaborations with Pfizer and Alimera on their existing terms, including their continued funding of our programs and our receipt of applicable milestone, royalty, note and other payments, and their ability to finance such funding and payments;

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

In addition, our future cash position beyond December 31, 2010 also depends significantly on the regulatory approval and marketing of Iluvien. Alimera has agreed to pay us $25.0 million upon FDA approval of Iluvien and a 20% share in the future profits of Iluvien. There is no assurance that the FDA will approve Iluvien or that Iluivien will achieve market acceptance even if it is approved by the FDA.

The downturn in the economy and the disruptions in the financial and credit markets have made it significantly more difficult and more expensive to obtain financing. If we determine that it is desirable or necessary to raise additional capital in the future, we do not know if it will be available when needed or on terms favorable to us or our stockholders. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and potential dilutive equity, and funding through collaboration agreements may be on unfavorable terms including requiring us to relinquish rights to certain of our technologies or products. If adequate financing is not available if and when needed, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, postpone the pursuit of product candidates and new business opportunities, or otherwise reduce our cash requirements.

Our consolidated statements of cash flows for the six months ended December 31, 2008 and 2007 are summarized as follows:

	2008	2007	Change
	(In thousands)
Net loss:	$(1,341)	$(6,590)	$5,249
Changes in operating assets and liabilities	(5,973)	(945)	(5,028)
Other adjustments to reconcile net loss to cash flows from operating activities	1,871	(3,639)	5,510

Net cash used in operating activities	$(5,443)	$(11,174)	$5,731

Net cash used in investing activities	$(156)	$(89)	$(67)

Net cash provided by financing activities	$—	$18,387	$(18,387)

Net cash used in operating activities totaled approximately $5.4 million for the six months ended December 31, 2008 compared to approximately $11.2 million for the six months ended December 31, 2007. The decrease in cash used in operations of approximately $5.7 million was primarily attributable to (a) the absence of approximately $3.5 million of Iluvien co-development cost payments to Alimera in the prior year period; (b) the receipt of approximately $1.0 million of conditional note interest and development cost reimbursements from Alimera pursuant to the terms of the March 2008 amended collaboration agreement; (c) the receipt of $1.0 million of research funding from Pfizer in the current year period; (d) the receipt of approximately $400,000 of UK research and development tax credits in the current year period; (e) a reduction of approximately $800,000 of general legal and audit fee payments; and (f) a reduction of approximately $400,000 of personnel costs attributable to lower UK-based headcount and the closing of the Perth, Australia office, which were partially offset by (x) $1.4 million of cash paid in the current year period in connection with our June 2008 reincorporation transaction; (y) $600,000 of fiscal year 2008 bonuses paid in the current year period; and (z) the absence of $250,000 in Retisert royalties received in the year earlier period as a result of the 2005 advance royalty agreement with Bausch & Lomb.

Net cash used in investing activities increased by $67,000 and consisted entirely of purchases of property and equipment. Net cash flows provided by financing activities of $18.4 million for the six months ended December 31, 2007 resulted from the July 2007 issuance of 4,114,199 units at $5.00 per unit net of issue costs. Each unit consisted of one common share and one warrant to purchase 0.4 common share, with a warrant exercise price of $6.60 per share. Of the total, 1,300,000 units were purchased by Pfizer in accordance with the terms of the Collaborative Research and License Agreement dated April 3, 2007.

We had no borrowings or line of credit facilities as of December 31, 2008.

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

In July 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” “(SFAS 159”). SFAS 159 permits companies to choose to measure selected financial assets and liabilities at fair value, with changes in fair value recognized in earnings each reporting period. Prior to July 2008, we recorded derivative liabilities at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The adoption of SFAS 159 had no impact on our consolidated financial position and results of operations as we did not elect the fair value option for any other financial assets and liabilities.

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

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141R”), which provides revised guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value. SFAS 141R requires the acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will be required to adopt SFAS 141R in connection with business combination transactions, if any, after June 30, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial statements. We will be required to adopt SFAS 161 as of January 1, 2009.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS142”). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other accounting principles. FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and early adoption is prohibited. We will be required to adopt FSP 142-3 for our fiscal year beginning July 1, 2009. We are currently evaluating the potential impact of adopting FSP 142-3 on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to changes in the valuation of derivative liabilities, foreign currency exchange rates and interest rates.

Derivative Liabilities

The change in fair value of derivative liabilities related to warrants denominated in A$ resulted in income of approximately $226,000 and $1.6 million during the three and six months ended December 31, 2008, respectively, and was determined using the Black-Scholes valuation model.

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

At December 31, 2008, the closing price of our common shares traded on NASDAQ was $0.94 per share. The following table summarizes the sensitivity of our consolidated statements of operations for the three months ended December 31, 2008 to assumed increases or decreases of our share price at December 31, 2008:

	Decrease in Share Price			Current Price	Increase in Share Price
	-15%	-10%	-5%		+5%	+10%	+15%
	(In thousands)
Change in fair value of derivatives - income (expense)	$112	$77	$39	$—	$(42)	$(85)	$(130)

Foreign Currency Exchange Rates

We conduct operations in two principal currencies, the U.S. dollar and the Pound Sterling (£). The U.S. dollar is the functional currency for our U.S. operations and the Pound Sterling is the functional currency for our U.K. operations. Most cash and cash equivalent balances are maintained in U.S. dollars and, accordingly, we do not consider our statement of operations exposure to foreign currency exchange rates to be significant.

Changes in the foreign exchange rate of the U.S. dollar and Pound Sterling do impact total stockholders’ equity. During the six months ended December 31, 2008, the relative strengthening of the U.S. dollar in relation to the Pound Sterling resulted in a net decrease of $7.3 million in stockholders’ equity due to the translation of approximately £12.9 million of net assets of our U.K. operations, predominantly the BioSilicon technology intangible asset, into U.S. dollars. For every incremental 5% strengthening or weakening of the U.S. dollar at December 31, 2008 in relation to the Pound Sterling, our stockholders’ equity at December 31, 2008 would have decreased or increased, respectively, by approximately $0.9 million.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. As disclosed in our Form 10-K for the year ended June 30, 2008, we determined that we had a material weakness in our internal control over financial reporting as of June 30, 2008 because we failed to maintain effective controls over the accounting for complex transactions, primarily involving the application of foreign currency translation in accordance with U.S. GAAP. As discussed below, our management is in the process of actively addressing and remediating this material weakness. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures related to the application of foreign currency translation were not effective as of December 31, 2008 as a result of our unremediated material weakness.

In connection with our management’s assessment of our internal control over financial reporting as reported in our annual report on Form 10-K for the year ended June 30, 2008, the following material weakness was identified as of June 30, 2008:

•

Subsequent to March 31, 2008, an error was identified requiring an adjustment to both Goodwill and Additional paid-in capital at March 31, 2008, December 31, 2007, September 30, 2007 and June 30, 2007 of approximately $4.7 million. The error was the result of incorrectly translating the A$ value of shares issued as purchase consideration for the December 2005 acquisition of CDS to $ by using the exchange rate at the measurement date determined under A-IFRS instead of under U.S. GAAP. This error had not been identified previously because prior to June 30, 2007, as a foreign private issuer, the Company’s historical financial statements, including footnote reconciliations from A-IFRS to U.S. GAAP, had been presented exclusively in A$. Management has determined that these restatements resulted from the control deficiency that there were inadequate controls over the application of foreign currency translation under U.S. GAAP and this control deficiency constitutes a material weakness.

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

During the six months ended December 31, 2008, we have undertaken actions to remediate the material weakness identified above. These actions have included the evaluation and improvement of the design of our financial close and reporting processes and controls (including the application of foreign currency translation to routine and non-routine transactions), which has led to the implementation of new and improved processes, where warranted. These remedial measures have already been implemented and we plan to continue making assessments of and implementing such other actions, if any, that are determined to be necessary or advisable in further remediation of this area of our internal control over financial reporting.

We believe that the steps outlined above will strengthen our internal control over financial reporting and address the material weakness described above. As part of our 2009 assessment of internal control over financial reporting, our management will test and evaluate these additional controls to assess whether they are operating effectively.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on November 18, 2008. The following proposals were submitted to a vote of the stockholders at the meeting:

Proposal 1: Election of Directors

Proposal 2: Grant of Options to Managing Director

Proposal 3: Grants of Options to Each of Four Non-Executive Directors

Proposal 4: Approval of the Maximum Aggregate Annual Cash Compensation for Directors

Proposal 5: Ratification of Appointment of the Independent Registered Public Accounting Firm

Additional information with respect to the proposals above is included in the proxy statement filed as part of the Definitive Proxy Statement filed by us with the Securities and Exchange Commission on October 15, 2008. The number of shares of common stock outstanding and eligible to vote as of the record date of September 29, 2008 was 18,262,345. All proposed resolutions were passed by the stockholders as follows:

	For	Withheld
Proposal 1: Election of Directors

David J. Mazzo	9,299,701	386,630
Paul Ashton	9,338,537	347,787
Paul A. Hopper	9,301,136	385,188
Michael Rogers	9,296,886	389,438
Peter G. Savas	9,301,236	385,088

	For	Against	Abstain	Non-Votes
Proposal 2: Grant of Options to Managing Director
Paul Ashton	4,962,270	1,022,612	759,265	2,943,610

Proposal 3: Grants of Options to Non-Executive Directors
Paul A. Hopper	4,904,374	1,071,755	759,115	2,952,513
Peter G. Savas	4,904,299	1,071,505	759,440	2,952,513
David J. Mazzo	4,915,107	1,060,772	759,365	2,952,513
Michael Rogers	4,912,457	1,063,672	759,115	2,952,513

Proposal 4: Approval of the Maximum Aggregate Annual Cash Compensation for Directors	7,481,586	1,316,728	877,630	11,813

Proposal 5: Ratification of the Appointment of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for Fiscal Year 2009	8,453,067	432,198	799,379	3,113

Item 6.	Exhibits

10.1	Form of Stock Option Certificate for grants to directors under the pSivida Corp. 2008 Incentive Plan

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

pSivida Corp.

Date: February 11, 2009	By:	/s/ Paul Ashton
	Name:	Paul Ashton
	Title:	President and Chief Executive Officer

Date: February 11, 2009	By:	/s/ Michael J. Soja
	Name:	Michael J. Soja
	Title:	Vice President, Finance and Chief Financial Officer