Form 10-Q
period 2009-03-31
pSivida Corp.
filed 2009-05-13
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 18,262,345 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 11, 2009.

PSIVIDA CORP. AND SUBSIDIARIES

PART I. UNAUDITED FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	March 31, 2009	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$8,019	$15,609
Note receivable, net of allowance	—	481
Accounts and other receivables	879	986
Prepaid expenses and other current assets	469	614

Total current assets	9,367	17,690
Note receivable and other, net of allowance	133	819
Property and equipment, net	75	473
Intangible assets, net	26,796	36,802

Total assets	$36,371	$55,784

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$419	$2,634
Accrued expenses	1,593	2,236
Deferred revenue	8,654	10,476
Derivative liabilities	352	1,930

Total current liabilities	11,018	17,276
Deferred revenue	4,013	8,114
Deferred tax liabilities	253	316

Total liabilities	15,284	25,706

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 60,000,000 shares authorized, 18,262,345 shares issued and outstanding at March 31, 2009 and June 30, 2008	18	18
Additional paid-in capital	248,200	247,628
Accumulated deficit	(226,514)	(224,537)
Accumulated other comprehensive (loss) income	(617)	6,969

Total stockholders’ equity	21,087	30,078

Total liabilities and stockholders’ equity	$36,371	$55,784

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Revenues:
Collaborative research and development	$3,136	$503	$8,816	$681
Royalty income	27	39	123	92

Total revenues	3,163	542	8,939	773

Operating expenses:
Research and development	1,892	3,605	6,177	12,022
General and administrative	2,052	3,546	7,343	8,609

Total operating expenses	3,944	7,151	13,520	20,631

Loss from operations	(781)	(6,609)	(4,581)	(19,858)

Other income (expense):
Change in fair value of derivatives	22	1,172	1,578	7,193
Interest income	22	121	155	534
Interest expense	—	(206)	—	(507)
Other (expense) income, net	(4)	6	7	308

Total other income	40	1,093	1,740	7,528

Loss before income taxes	(741)	(5,516)	(2,841)	(12,330)
Income tax benefit	105	15	864	239

Net loss	$(636)	$(5,501)	$(1,977)	$(12,091)

Basic and diluted net loss per share	$(0.03)	$(0.30)	$(0.11)	$(0.67)

Weighted average common shares outstanding:
Basic and diluted	18,262	18,260	18,262	18,134

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value Amount
Balance at July 1, 2008	18,262,345	$18	$247,628	$(224,537)	$6,969	$30,078

Comprehensive loss:
Net loss	—	—	—	(1,977)	—	(1,977)
Foreign currency translation adjustments	—	—	—	—	(7,586)	(7,586)

Total comprehensive loss						(9,563)

Stock-based compensation	—	—	572	—	—	572

Balance at March 31, 2009	18,262,345	$18	$248,200	$(226,514)	$(617)	$21,087

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,977)	$(12,091)

Adjustments to reconcile net loss to cash flows from operating activities:
Amortization of intangible assets	2,525	2,926
Depreciation of property and equipment	89	320
Change in fair value of derivatives	(1,578)	(7,193)
Provision for losses on note receivable	1,300	—
Stock-based compensation expense	572	148
Deferred income tax benefit	(63)	(239)
Loss on sale of equipment	39	—
Non-cash interest expense	—	507
Changes in operating assets and liabilities:
Accounts receivable and other current assets	2	(1,201)
Accounts payable and accrued expenses	(2,581)	(4,655)
Deferred revenue	(5,624)	18,775

Net cash used in operating activities	(7,296)	(2,703)

Cash flows from investing activities:
Purchases of property and equipment	(174)	(133)

Net cash used in investing activities	(174)	(133)

Cash flows from financing activities:
Proceeds from issuance of shares	—	20,622
Share issue costs	—	(2,235)

Net cash provided by financing activities	—	18,387

Effect of foreign exchange rate changes on cash and cash equivalents	(120)	(46)

Net (decrease) increase in cash and cash equivalents	(7,590)	15,505
Cash and cash equivalents at beginning of period	15,609	2,670

Cash and cash equivalents at end of period	$8,019	$18,175

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Operations and Basis of Presentation

The accompanying condensed consolidated financial statements of pSivida Corp. and subsidiaries (the “Company”) for the three and nine months ended March 31, 2009 and 2008 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2008. The balance sheet amounts at June 30, 2008 in this report were derived from the Company’s audited financial statements. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended June 30, 2008, and include all adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire year or any future period.

pSivida Corp. develops miniaturized, injectable, drug delivery systems. The Company’s lead development product, Iluvien™, delivers fluocinolone acetonide (“FA”) for the treatment of diabetic macular edema (“DME”). Formerly known as Medidur™ FA for DME, Iluvien is in fully recruited Phase III clinical trials. The Company has licensed certain of its drug delivery technology to Alimera Sciences (“Alimera”) for the development of Iluvien and certain other ophthalmic products. The Company also has two products approved by the Food and Drug Administration (“FDA”): Retisert® for the treatment of uveitis and Vitrasert® for the treatment of AIDS-related cytomegalovirus (“CMV”) retinitis. The Company has licensed both of these products and the technologies underlying them to Bausch & Lomb Incorporated (“Bausch & Lomb”). The Company has a worldwide collaborative research and license agreement with Pfizer, Inc. (“Pfizer”) under which Pfizer may develop additional ophthalmic products.

The Company owns the rights to develop and commercialize a modified form of silicon known as BioSilicon™, which has potential therapeutic applications. The most advanced BioSilicon product candidate, BrachySil™, delivers a therapeutic P32, a radioactive form of phosphorus used to treat cancer, directly to solid tumors. The Company has completed an initial safety and efficacy clinical trial of BrachySil for the treatment of pancreatic cancer and has completed enrollment of a follow-on dose-ranging clinical trial.

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

Liquidity

Cash and cash equivalents totaled approximately $8.0 million at March 31, 2009 compared to $15.6 million at June 30, 2008. The Company believes that it can fund its operations as currently conducted through at least December 31, 2010. This expectation is based on the assumptions that the Company continues to receive the Pfizer quarterly $500,000 research and development funding, Alimera continues to fund the development of Iluvien, the Company resumes receiving Retisert royalties from Bausch & Lomb prior to June 30, 2010 and the Company continues to receive the scheduled conditional note payments from Alimera. However, whether and when the Company will require or desire to raise additional capital will depend upon many other factors, including, but not limited to:

•

the continuation of the Company’s collaborations with Pfizer and Alimera on their existing terms, including the continued funding by Pfizer and Alimera of the Company’s programs and the receipt of applicable milestone, royalty, note and other payments, and the ability of Pfizer and Alimera to finance such funding and payments;

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

The Company’s future cash position beyond December 31, 2010 depends significantly on the regulatory approval and marketing of Iluvien. Alimera has agreed to pay the Company $25.0 million upon FDA approval of Iluvien and a 20% share in the future profits of Iluvien. There is no assurance that the FDA will approve Iluvien or that Iluivien will achieve market acceptance even if it is approved by the FDA.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial statements. The Company adopted SFAS 161 on January 1, 2009. See Notes 2, 6 and 11 for the Company’s disclosures about its derivative liabilities.

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

Warrants to Purchase Common Shares

At March 31, 2009, the Company had outstanding warrants to purchase common shares that were denominated in $ with a weighted average remaining life at March 31, 2009 of 2.9 years, as follows:

	Nine Months Ended March 31,
	2009		2008
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of period	7,195,498	$7.69	5,683,288	$8.00
Granted	—	—	1,512,210	6.60
Expired	(33,250)	50.00	—	—

Balance and exercisable at end of period	7,162,248	$7.50	7,195,498	$7.69

At March 31, 2009, the Company had outstanding warrants to purchase common shares that were denominated in A$ with a weighted average remaining life at March 31, 2009 of 2.0 years, as follows:

	Nine Months Ended March 31,
	2009		2008
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
		A$		A$
Balance at beginning of period	3,986,683	9.98	3,781,204	10.11
Granted	—	—	205,479	7.68
Expired	(51,250)	43.60	—	—

Balance and exercisable at end of period	3,935,433	9.54	3,986,683	9.98

At March 31, 2009 and 2008, the weighted average exercise price of these warrants translated to $ was $6.52 and $9.16, respectively.

3.	License and Collaboration Agreements

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

For the three and nine months ended March 31, 2009, revenue related to the Alimera Agreement totaled $3.0 million and $8.7 million, respectively, which represented substantially all of the Company’s collaborative research and development revenue for these periods.

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

The two Pfizer agreements have been combined for accounting purposes and, following an evaluation of the multiple deliverables in accordance with the provisions of EITF 00-21, the Company concluded that there was a single unit of accounting. The Company is evaluating the timing of the deliverables and other obligations under the Pfizer Agreement and, as a result, all payments received from Pfizer through March 31, 2009, totaling $3.2 million, have been classified in deferred revenue as a non-current liability.

Intrinsiq

In January 2008, the Company and Intrinsiq Materials Cayman Limited (“Intrinsiq”) entered into an agreement pursuant to which Intrinsiq acquired an exclusive license to develop and commercialize nutraceutical and food science applications of BioSilicon, and certain related assets, for $1.2 million. In addition, subject to Intrinsiq’s unilateral right to terminate the license upon 90 days prior written notice, Intrinsiq will be obligated to pay the Company aggregate minimum royalties of $3.55 million through April 2014, of which the first $450,000 payment is due in July 2009.

Under the original agreement, the parties were obligated to enter into a manufacture and supply agreement, which was consummated effective as of February 1, 2009. Pursuant to the supply agreement, the Company leased to Intrinsiq certain equipment for its use in manufacturing BioSilicon material. Subject to its right to terminate the lease, Intrinsiq will acquire title to the equipment upon the remittance of lease payments totaling $122,000 over the 2-year lease term.

The Company has determined that the equipment lease component represents a separate element of this arrangement to be accounted for in accordance with SFAS No. 13, “Accounting for Leases”. Using the relative fair value method prescribed under EITF 00-21, the Company allocated the arrangement consideration between the lease and license deliverables. The Company has determined the performance period of the license arrangement to be 17 years, coinciding with the last to expire of the patents licensed to Intrinsiq, and is recognizing consideration allocated to the license arrangement on a straight-line basis over this period. During the three months ended March 31, 2009, the Company recognized approximately $63,000 of collaborative research and development revenue, and the remaining balance of payments received of $815,000 has been recorded as deferred revenue at March 31, 2009.

4.	Intangible Assets

A summary of intangible assets at March 31, 2009 and June 30, 2008 is as follows:

	Nine Months Ended March 31, 2009	Year Ended June 30, 2008
	(In thousands)
Patents and licences
Gross carrying amount at beginning of period	$64,342	$64,534
Foreign currency translation adjustments	(13,009)	(192)

Gross carrying amount at end of period	51,333	64,342

Accumulated amortization at beginning of period	(27,540)	(23,732)
Amortization expense	(2,525)	(3,886)
Foreign currency translation adjustments	5,528	78

Accumulated amortization at end of period	(24,537)	(27,540)

Net book value at end of period	$26,796	$36,802

Amortization of intangible assets totaled $772,000 and $2.5 million for the three and nine month periods ended March 31, 2009, respectively and $962,000 and $2.9 million for the three and nine month periods ended March 31, 2008, respectively. The carrying value of intangible assets at March 31, 2009 of $26.8 million will be amortized on a straight-line basis over the remaining estimated useful life of 8.75 years. Of the total net book value at March 31, 2009, approximately $9.2 million was attributable to the Retisert product and $17.6 million was attributable to the BioSilicon technology.

5.	Note Receivable

The Company has an outstanding note receivable from GEM Global Yield Fund (“GEM”), issued in connection with the fiscal year 2007 sale of a former wholly-owned subsidiary, that matured on April 12, 2008. During the fourth quarter of fiscal 2008, the Company demanded payment of the note and, based upon initial negotiations, the Company reduced the carrying value of the note and accrued interest by $325,000 to its estimated net realizable value of $1.3 million at June 30, 2008. As a result of ongoing negotiations, the Company reduced the carrying value of the note to $667,000 at September 30, 2008. At December 31, 2008, based upon the Company’s inability to reach agreement with GEM after further discussions, the Company recorded a charge to operations for the remaining carrying value of the note. The provision for losses on the note receivable of $1.3 million for the nine months ended March 31, 2009 was included in general and administrative expense in the condensed consolidated statements of operations.

6.	Derivative Liabilities

In connection with several capital raising transactions during the years ended June 30, 2008 and 2007, the Company issued units consisting of common shares together with detachable warrants to purchase additional common shares over a specified time period. In certain of these transactions, the warrants were denominated in A$, which is different than the

Company’s $ functional currency. To the extent that the potential exercise of such warrants would result in a variable amount of proceeds in the Company’s functional currency, the fair value of the warrants was recorded as a derivative liability, with a corresponding reduction in additional paid-in capital, subject to revaluation of the liability on a marked-to-market basis through profit and loss. The fair value of the warrants was determined using a Black-Scholes model. The net reduction in the fair values of these derivative liabilities for the three and nine months ended March 31, 2009 resulted in income recognized of $22,000 and $1.6 million, respectively, compared to income recognized of $1.2 million and $7.2 million for the three and nine months ended March 31, 2008, respectively. The primary factor impacting the change in the fair value of these derivatives is the Company’s share price. A 10 percent increase or decrease in the Company’s share price at March 31, 2009 would cause a $84,000 increase or $75,000 decrease in the derivative liabilities, respectively.

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

During the nine months ended March 31, 2008, 136,250 options were granted under the Plan. The exercise prices of all outstanding options under the Plan at March 31, 2009 were in excess of the market price of the Company’s common shares at that date and, accordingly, the options had an aggregate intrinsic value of $0. A total of 17,552 and no options vested during the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, there were 419,241 options vested or expected to vest in the future, with an aggregate intrinsic value of $0 and a weighted-average remaining contractual term of 1.56 years.

The following table provides a reconciliation of stock option activity under the Plan for the nine months ended March 31, 2009:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life
		A$	(in years)
Outstanding at June 30, 2008	455,478	29.57
Forfeited	(3,334)	5.50
Cancelled	(27,361)	40.65

Outstanding at March 31, 2009	424,783	29.05	1.55

Exercisable at March 31, 2009	328,064	34.40	1.09

At March 31, 2009 the weighted average exercise prices of outstanding and exercisable options translated into $ were $19.86 and $23.51, respectively.

2008 Incentive Plan

The pSivida Corp. 2008 Incentive Plan (the “2008 Plan”) provides for the issuance of a maximum of 1,750,000 common shares in stock-based awards to management, other key employees, consultants and directors. No options were granted during the three months ended March 31, 2009. A total of 1,221,000 options were granted during the nine months ended March 31, 2009, with ratable annual vesting periods ranging from 1 to 4 years and a 10-year life.

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

Key weighted average assumptions used to apply this option pricing model to the 2008 Plan were as follows:

Nine Months Ended March 31, 2009
Option life (in years)	6.09

Stock volatility	85%

Risk-free interest rate	2.78%

Expected dividends	0%

The following table provides a reconciliation of stock option activity under the 2008 Plan for the nine months ended March 31, 2009:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life
			(in years)
Outstanding at June 30, 2008	—	$—
Granted	1,221,000	1.98

Outstanding at March 31, 2009	1,221,000	$1.98	8.78

Exercisable at March 31, 2009	110,000	$2.89	0.97

For option grants to non-executive employees, an estimated annual forfeiture rate of 5% per year was used to determine awards expected to vest and to calculate stock-based compensation. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior year expense will be recorded if the actual forfeiture rate is higher than estimated.

Estimates of fair value may not represent actual future events or the value to be ultimately realized by persons who receive stock option awards.

The weighted average grant date fair value of stock options granted pursuant to the 2008 Plan for the nine months ended March 31, 2009 was $1.43. The exercise prices of all outstanding options under the 2008 Plan at March 31, 2009 are in excess of the market price of the Company’s common shares at that date and, accordingly, the options have an aggregate intrinsic value of $0. A total of 110,000 options vested during the three months ended March 31, 2009. These options vested pursuant to the terms of a March 2009 severance agreement with the Company’s former Vice President, Finance and Chief Financial Officer, and expire in March 2010. At March 31, 2009, there were 1,175,653 options vested or expected to vest in the future with an aggregate intrinsic value of $0 and a weighted-average remaining contractual term of 8.8 years.

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

The following table presents a reconciliation of the activity related to the issuance of these nonvested common shares:

Year Ended June 30, 2008
Balance at beginning of year	8,587
Vested	(8,587)
Forfeited	—

Balance at end of year	—

Stock-Based Compensation Expense

Stock-based compensation expense related to the Company’s stock option plans, including amortization of nonvested common shares, was charged to operations for the three and nine month periods ended March 31, 2009 and 2008, as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(In thousands)
Research and development	$66	$4	$147	$26
General and administrative	198	58	425	122

	$264	$62	$572	$148

At March 31, 2009, there was approximately $1.1 million of unrecognized compensation expense, net of estimated forfeitures, related to nonvested stock-based payment awards under the Company’s option plans. This compensation cost is expected to be recognized over a weighted average period of 2.0 years and will be adjusted for any future changes in estimated forfeitures.

Options Issued in Exchange for CDS Options

On December 30, 2005, as part of the consideration for the acquisition of CDS, the Company issued 43,112 fully vested stock options with a fair value of $15.48 per share in exchange for outstanding CDS options which were fully vested prior to or upon the acquisition. The following table presents a reconciliation of the activity related to the issuance of these options:

	Nine Months Ended March 31,
	2009		2008
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance at beginning of period	17,614	$11.35	38,443	$18.44
Expired	—	—	(19,375)	17.32

Balance outstanding and exercisable at end of period	17,614	$11.35	19,068	$19.60

The weighted average remaining contractual life of these exercisable options at March 31, 2009 was 0.5 year.

8.	Income Taxes

The Company applies SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires the Company to recognize deferred tax assets and liabilities for estimated future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized. Because of the Company’s historical losses from operations, a valuation allowance was established for the net deferred tax assets. During the three and nine months ended March 31, 2009, the Company recognized an income tax benefit of $105,000 and $864,000, respectively. The nine month period ended March 31, 2009 included a benefit of $773,000 relating to prior and current years foreign research and development credits earned by its U.K. subsidiary. The income tax benefit was also positively impacted by approximately $130,000 of provision adjustments associated with the filing of certain income tax returns during the quarter ended March 31, 2009.

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on July 1, 2007. The implementation of FIN 48 did not have any impact on the Company’s consolidated financial position or results of operations. From adoption through March 31, 2009, the Company had no significant unrecognized tax benefits in the accompanying unaudited condensed consolidated financial statements. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months or that future changes in unrecognized tax benefit will have a material impact on the Company’s effective tax rate due to the existence of valuation allowances.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2009, the Company had no accrued penalties or interest related to uncertain tax positions.

9.	Loss Per Share

Basic net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share was computed by dividing the net loss by the sum of (i) the weighted average number of common shares outstanding and (ii) the weighted average number of common shares that would be issued on the conversion of all dilutive securities outstanding. Potentially dilutive shares were not included in the calculation of diluted net loss per share for each of the three and nine month periods ended March 31, 2009 and 2008 as their inclusion would be anti-dilutive.

Potentially dilutive shares at March 31, 2009 and 2008 were as follows:

	March 31,
	2009	2008
Options	1,663,397	474,546
Warrants	11,097,681	11,182,181
Nonvested stock issued in connection with CDS acquisition	—	2,862

	12,761,078	11,659,589

10.	Comprehensive Loss

Comprehensive loss for the three and nine month periods ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(In thousands)
Net loss	$(636)	$(5,501)	$(1,977)	$(12,091)
Foreign currency translation adjustments	(332)	(74)	(7,586)	(241)

Comprehensive loss	$(968)	$(5,575)	$(9,563)	$(12,332)

11.	Fair Value Measurements

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

As of March 31, 2009, the Company’s derivative liabilities were classified as Level 3. The Company valued the derivative liabilities using the Black-Scholes model, for which observable market inputs included the Company’s share price, historical volatility and risk-free interest rate.

The following table summarizes the Company’s assets and liabilities carried at fair value measured on a recurring basis at March 31, 2009 by valuation hierarchy:

	Total Carrying Value at March 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Derivative liabilities	$352	$—	$—	$352

The reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Derivative Liabilities
(In thousands)
Balance at July 1, 2008	$1,930
Change in fair value of derivatives - other income (expense)	1,578

Balance at March 31, 2009	$352

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We own the rights to develop and commercialize a modified form of silicon known as BioSilicon™, which has potential therapeutic applications. Our most advanced BioSilicon product candidate, BrachySil™, delivers a therapeutic P32, a radioactive form of phosphorus used to treat cancer, directly to solid tumors. We have completed an initial safety and efficacy clinical trial of Brachysil for the treatment of pancreatic cancer and have completed enrollment of a follow-on dose-ranging clinical trial.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008:

	Three Months Ended March 31,		Change
	2009	2008	Amounts	%
	(In thousands except percentages)
Revenues	$3,163	$542	$2,621	484%

Operating expenses:
Research and development	1,892	3,605	(1,713)	(48)%
General and administrative	2,052	3,546	(1,494)	(42)%

Total operating expenses	3,944	7,151	(3,207)	(45)%

Loss from operations	(781)	(6,609)	5,828	(88)%

Other income (expense):
Change in fair value of derivatives	22	1,172	(1,150)	(98)%
Interest income	22	121	(99)	(82)%
Interest expense	—	(206)	206	(100)%
Other	(4)	6	(10)	(167)%

Total other income	40	1,093	(1,053)	(96)%

Loss before income taxes	(741)	(5,516)	4,775	(87)%
Income tax benefit	105	15	90	600%

Net loss	$(636)	$(5,501)	$4,865	(88)%

Revenues

Revenues increased by approximately $2.6 million to $3.2 million for the three months ended March 31, 2009 from $542,000 for the three months ended March 31, 2008. The increase was attributable to revenue recognized in connection with the March 2008 amended collaboration agreement with Alimera.

The Company recorded approximately $18.3 million of deferred revenue at the effective date of the Alimera amendment and has received additional cash consideration of approximately $1.9 million through March 31, 2009. The $8.5 million balance of deferred revenue at March 31, 2009 will be recognized as revenue ratably over the performance period through December 2009, or approximately $2.8 million per quarter. Future cash consideration received by the Company pursuant to the Alimera amended agreement prior to December 31, 2009 will also be recognized ratably over the performance period, with that portion of the consideration represented by the period from the amendment effective date to the date of receipt being recognized as revenue immediately.

Neither the fiscal 2009 nor fiscal 2008 third quarter reflected royalty income from sales of Retisert. Pursuant to a June 2005 advance royalty agreement, Bausch & Lomb has retained Retisert royalties otherwise payable to the Company and is entitled to continue to retain 100% of the next $1.6 million of Retisert royalties otherwise payable to the Company. Accordingly, we currently do not expect to record any Retisert royalty income from Bausch & Lomb through at least the quarter ending December 31, 2009.

Royalties retained by Bausch & Lomb pursuant to the advance royalty agreement that would otherwise have been payable to the Company for the three months ended March 31, 2009 were $288,000. This was a 22% decrease from $371,000 otherwise payable to the Company in the same quarter a year earlier and a 37% decrease from $458,000 otherwise payable to the Company in the immediately preceding quarter.

Research and Development

Research and development decreased by approximately 1.7 million, or 48%, to approximately $1.9 million for the three months ended March 31, 2009 from approximately $3.6 million for the three months ended March 31, 2008. This decrease was primarily attributable to (i) the absence of $1.2 million of Iluvien co-development costs incurred in the prior year period as a result of the assumption by Alimera of all financial responsibility for the development of licensed products under the amended collaboration agreement and (ii) a decrease of approximately $651,000 of UK-based research and development costs, of which approximately $380,000 was attributable to the relative strengthening of the dollar to the Pound Sterling currency and approximately $270,000 was primarily attributable to reductions of clinical trial, legal and facilities costs. As a result of the amended Alimera agreement, the Company does not expect to incur future costs for the development of Iluvien. On a constant currency basis, we currently expect research and development expense for the fourth quarter of fiscal 2009 to change by less than 10% compared to the current quarterly period.

General and Administrative

General and administrative decreased by approximately $1.5 million, or 42%, to approximately $2.1 million for the three months ended March 31, 2009 from approximately $3.5 million for the three months ended March 31, 2008. This decrease was primarily attributable to reduced legal, audit and related consulting fees of approximately $1.9 million, primarily due to savings resulting from the Company’s reincorporation in the U.S. in June 2008 and the absence of prior year legal fees incurred in connection with collaboration transactions, partially offset by approximately $380,000 of severance cost obligations accrued in March 2009.

Change in Fair Value of Derivatives

Change in fair value of derivatives represented income of $22,000 for the three months ended March 31, 2009 compared to income of approximately $1.2 million for the three months ended March 31, 2008.

During the years ended June 30, 2008 and 2007, the Black-Scholes value of detachable warrants issued in share offerings denominated in Australian dollars (A$) was recorded as a derivative liability, subject to revaluation at subsequent reporting dates. The change in fair value of derivatives for the three months ended March 31, 2009 was attributable to reductions in the remaining exercise period of the warrants, partially offset by the effect of an increase in the market price of our common shares. The change in fair value of derivatives for the three months ended March 31, 2008 was primarily attributable to a decrease in the market price of our common shares during the period. The derivative liability balance of $352,000 at March 31, 2009 will be subject to future revaluation through the date of expiration, or earlier exercise, of the underlying warrants.

Interest Income

Interest income decreased by $99,000, or 82%, to $22,000 for the three months ended March 31, 2009 from $121,000 for the three months ended March 31, 2008. This decrease was attributable to (i) a combination of lower average interest-bearing cash equivalent balances and reduced money market interest rates and (ii) the absence in this year’s quarter of interest accrued in the prior year’s quarter on the $1.5 million note receivable.

Interest Expense

Interest expense of $206,000 was accrued for the three months ended March 31, 2008 on the portion of shared Iluvien product candidate co-development costs that we elected not to pay under the terms of the original Alimera collaboration agreement. In connection with the amended collaboration agreement with Alimera, effective March 14, 2008, the total co-development costs, including associated penalties and accrued interest, then owed by the Company to Alimera were cancelled and, accordingly, no interest expense was incurred during the three months ended March 31, 2009.

Income Tax Benefit

Income tax benefit of $105,000 for the three months ended March 31, 2009 was predominantly due to provision adjustments associated with certain income tax return filings during the quarter. A deferred income tax benefit of $15,000 was recorded for the three months ended March 31, 2008. For each of the three months ended March 31, 2009 and 2008, our ability to record income tax benefits associated with losses before income taxes is limited due to a valuation allowance recorded on our net deferred tax assets.

Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008:

	Nine Months Ended March 31,		Change
	2009	2008	Amounts	%
	(In thousands except percentages)
Revenues	$8,939	$773	$8,166	1,056%

Operating expenses:
Research and development	6,177	12,022	(5,845)	(49)%
General and administrative	7,343	8,609	(1,266)	(15)%

Total operating expenses	13,520	20,631	(7,111)	(34)%

Loss from operations	(4,581)	(19,858)	15,277	(77)%

Other income (expense):
Change in fair value of derivatives	1,578	7,193	(5,615)	(78)%
Interest income	155	534	(379)	(71)%
Interest expense	—	(507)	507	(100)%
Other	7	308	(301)	(98)%

Total other income	1,740	7,528	(5,788)	(77)%

Loss before income taxes	(2,841)	(12,330)	9,489	(77)%
Income tax benefit	864	239	625	262%

Net loss	$(1,977)	$(12,091)	$10,114	(84)%

Revenues

Revenues increased by approximately $8.2 million to $8.9 million for the nine months ended March 31, 2009 from $773,000 for the nine months ended March 31, 2008. The increase was attributable to revenue recognized in connection with the March 2008 amended collaboration agreement with Alimera.

There was no Retisert royalty income during the nine months ended March 31, 2009 and 2008. Royalties retained by Bausch & Lomb pursuant to the advance royalty agreement that would otherwise have been payable to the Company for the nine months ended March 31, 2009 were approximately $1.2 million. This was a 14% decrease from approximately $1.4 million otherwise payable to the Company for the nine months ended March 31, 2008 and a 9% decrease from approximately $1.3 million otherwise payable to the Company for the immediately preceding nine month period ended June 30, 2008.

Research and Development

Research and development decreased by approximately $5.8 million, or 49%, to approximately $6.2 million for the nine months ended March 31, 2009 from approximately $12.0 million for the nine months ended March 31, 2008. This decrease was primarily attributable to (i) the absence of $4.7 million of Iluvien co-development costs incurred in the prior year period as a result of the assumption by Alimera of all financial responsibility for the development of licensed products under the amended collaboration agreement and (ii) a decrease of approximately $1.1 million of UK-based research and development costs, of which approximately $850,000 was attributable to the relative strengthening of the dollar to the Pound Sterling currency and approximately $280,000 was primarily attributable to reductions of personnel, legal and facilities costs.

General and Administrative

General and administrative decreased by approximately $1.3 million, or 15%, to approximately $7.3 million for the nine months ended March 31, 2009 from approximately $8.6 million for the nine months ended March 31, 2008. This decrease was primarily attributable to (i) reduced legal, audit and related consulting fees of approximately $2.7 million, primarily due to savings resulting from the Company’s reincorporation in the U.S. in June 2008 and the absence of prior year legal fees incurred in connection with collaboration transactions; (ii) the absence of approximately $450,000 of prior year period personnel and facility costs in connection with the prior year closing of the Perth, Australia office and (ii) reduced market development research for certain product candidates of $160,000; partially offset by (i) a $1.3 million current year provision for losses on the note receivable from GEM; (ii) increased share-based payments expense of $300,000 attributable to current fiscal year option grants; and (iii) $380,000 of current year severance obligations accrued in March 2009.

Change in Fair Value of Derivatives

Change in fair value of derivatives represented income of approximately $1.6 million for the nine months ended March 31, 2009 compared to income of approximately $7.2 million for the nine months ended March 31, 2008. The change in fair value of derivatives for each of the nine months ended March 31, 2009 and 2008 was primarily attributable to net decreases in the market price of our common shares during the periods and, to a lesser degree, a continuing reduction in the remaining life of the warrants.

Interest Income

Interest income decreased by $379,000, or 71%, to $155,000 for the nine months ended March 31, 2009 from $534,000 for the nine months ended March 31, 2008. This decrease was attributable to (i) a combination of lower average interest-bearing cash equivalent balances and significant reductions in money market interest rates and (ii) the absence in the current year period of interest accrued in the prior year on the $1.5 million note receivable.

Interest Expense

Interest expense of $507,000 was accrued for the nine months ended March 31, 2008 on the portion of shared Iluvien product candidate co-development costs that we elected not to pay under the original Alimera collaboration agreement. In connection with the amended collaboration agreement with Alimera, effective March 14, 2008, the total co-development costs, including associated penalties and accrued interest, then owed by the Company to Alimera were cancelled and, accordingly, no interest expense was incurred during the nine months ended March 31, 2009.

Income Tax Benefit

Income tax benefit of $864,000 for the nine months ended March 31, 2009 was predominantly due to the recognition of $773,000 of foreign research and development tax credits earned by our U.K. subsidiary, which included approximately $660,000 related to prior years. Deferred income tax benefits of $63,000 and $239,000 were recorded for the nine months ended March 31, 2009 and 2008, respectively. The reduced deferred tax benefit in the current year period is attributable to the fact that our ability to record tax benefits associated with losses incurred is limited by the amount of deferred tax liabilities recorded.

Liquidity and Capital Resources

We have incurred operating losses since inception and, at March 31, 2009, we had a total accumulated deficit of $226.5 million. Our research and development and general and administrative costs, in the aggregate, have exceeded our revenues, including revenues related to our two commercialized products, and, accordingly, our operations have historically generated negative cash flows. We generally expect negative cash flows from operations on a quarterly basis at least until such time as one or more of our product candidates achieves regulatory approval and commences commercial sales. Since our inception, we have relied primarily on sales of equity and debt securities and the proceeds from license fees and collaboration payments to fund our operations.

Cash and cash equivalents totaled approximately $8.0 million at March 31, 2009 compared to $15.6 million at June 30, 2008. We believe we can fund our operations as currently conducted through at least December 31, 2010. This expectation is based on the assumptions that we continue to receive the Pfizer quarterly $500,000 research and development funding, Alimera continues to fund the development of Iluvien, we resume receiving Retisert royalties from Bausch & Lomb prior to June 30, 2010 and we continue to receive the scheduled conditional note payments from Alimera. However, whether and when we will require or desire to raise additional capital will depend upon many other factors, including, but not limited to:

•

the continuation of our collaborations with Pfizer and Alimera on their existing terms, including the continued funding by Pfizer and Alimera of our programs and our receipt of applicable milestone, royalty, note and other payments, and the ability of Pfizer and Alimera to finance such funding and payments;

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

Our future cash position beyond December 31, 2010 depends significantly on the regulatory approval and marketing of Iluvien. Alimera has agreed to pay us $25.0 million upon FDA approval of Iluvien and a 20% share in the future profits of Iluvien. There is no assurance that the FDA will approve Iluvien or that Iluivien will achieve market acceptance even if it is approved by the FDA.

The downturn in the economy and the disruptions in the financial and credit markets have made it significantly more difficult and more expensive to obtain financing. If we determine that it is desirable or necessary to raise additional capital in the future, we do not know if it will be available when needed or on terms favorable to us or our stockholders. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and potential dilutive equity, and funding through collaboration agreements may be on unfavorable terms, including requiring us to relinquish rights to certain of our technologies or products. If adequate financing is not available if and when needed, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, postpone the pursuit of product candidates and new business opportunities, or otherwise reduce our cash requirements.

Our consolidated statements of cash flows for the nine months ended March 31, 2009 and 2008 are summarized as follows:

	2009	2008	Change
	(In thousands)
Net loss:	$(1,977)	$(12,091)	$10,114
Changes in operating assets and liabilities	(8,203)	12,919	(21,122)
Other adjustments to reconcile net loss to cash flows from operating activities	2,884	(3,531)	6,415

Net cash used in operating activities	$(7,296)	$(2,703)	$(4,593)

Net cash used in investing activities	$(174)	$(133)	$(41)

Net cash provided by financing activities	$—	$18,387	$(18,387)

Net cash used in operating activities increased $4.6 million to approximately $7.3 million for the nine months ended March 31, 2009 compared to approximately $2.7 million for the nine months ended March 31, 2008. The largest contributing factor was the impact of the March 2008 amended Alimera agreement. It accounted for an increase of approximately $6.6 million of cash used in operating activities, which consisted of the absence in the current year period of $12.0 million of upfront cash consideration received in March 2008, partially offset by the absence of approximately $3.9 million of Iluvien co-development costs paid to Alimera in the prior year period under the terms of the original collaboration agreement and the receipt in the current year period of approximately $1.5 million of conditional note interest and development cost reimbursements. The net decrease of approximately $2.0 million in other operating cash activities consisted primarily of (i) a reduction of approximately $1.5 million of legal and audit fee payments, primarily the result of the reincorporation to the U.S.; (ii) an increase of $730,000 in collaboration agreement funding from Pfizer and Intrinsiq; (iii) a decrease of approximately $700,000 in personnel and related costs attributable to the closing of the Perth, Australia office and UK-based headcount reductions; and (iv) the receipt of approximately $400,000 of UK research and development tax credits in the current year period,, which were partially offset by (a) an approximate $1.0 million increase in payments of legal fees and other direct costs related to the consummation of the June 2008 reincorporation transaction and (b) $600,000 of fiscal year 2008 bonuses paid in the current year period.

Net cash used in investing activities increased by $41,000 and consisted entirely of purchases of property and equipment. Net cash flows provided by financing activities of $18.4 million for the nine months ended March 31, 2008 resulted from the July 2007 issuance of 4,114,199 units at $5.00 per unit net of issue costs. Each unit consisted of one common share and one warrant to purchase 0.4 common share, with a warrant exercise price of $6.60 per share. Of the total, 1,300,000 units were purchased by Pfizer in accordance with the terms of the Collaborative Research and License Agreement dated April 3, 2007.

We had no borrowings or line of credit facilities as of March 31, 2009.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial statements. We adopted SFAS 161 as of January 1, 2009. See Notes 2, 6 and 11 to our condensed consolidated financial statements for disclosures about our derivative liabilities.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other accounting principles. FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and early adoption is prohibited. We will be required to adopt FSP 142-3 for our fiscal year beginning July 1, 2009. We are currently evaluating the potential impact of adopting FSP 142-3 on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to changes in the valuation of derivative liabilities, foreign currency exchange rates and interest rates.

Derivative Liabilities

The change in fair value of derivative liabilities related to warrants denominated in A$ resulted in income of approximately $22,000 and $1.6 million during the three and nine months ended March 31, 2009, respectively, and was determined using the Black-Scholes valuation model.

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

At March 31, 2009, the closing price of our common shares traded on NASDAQ was $1.01 per share. The following table summarizes the sensitivity of our consolidated statements of operations for the three months ended March 31, 2009 to assumed increases or decreases of our share price at March 31, 2009:

	Decrease in Share Price			Current Price	Increase in Share Price
	-15%	-10%	-5%		+5%	+10%	+15%
	(In thousands)
Change in fair value of derivatives - income (expense)	$110	$75	$39	$—	$(41)	$(84)	$(129)

Foreign Currency Exchange Rates

We conduct operations in two principal currencies, the U.S. dollar and the Pound Sterling (£). The U.S. dollar is the functional currency for our U.S. operations and the Pound Sterling is the functional currency for our U.K. operations. Changes in the foreign exchange rate of the U.S. dollar and Pound Sterling impact the net operating expenses of our U.K. operations. For the three and nine months ended March 31, 2009, the strengthening of the U.S. dollar relative to the comparable periods of the prior year resulted in a net decrease in research and development expenses of approximately $0.4 million and $0.8 million, respectively. All cash and cash equivalents, and most other asset and liability balances, are denominated in each entity’s functional currency and, accordingly, we do not consider our statement of operations exposure to realized and unrealized foreign currency gains and losses to be significant.

Changes in the foreign exchange rate of the U.S. dollar and Pound Sterling also impact total stockholders’ equity. During the nine months ended March 31, 2009, the relative strengthening of the U.S. dollar in relation to the Pound Sterling resulted in a net decrease of $7.6 million in stockholders’ equity due to the translation of approximately £12.2 million of net assets of our U.K. operations, predominantly the BioSilicon technology intangible asset, into U.S. dollars. For every incremental 5% strengthening or weakening of the U.S. dollar at March 31, 2009 in relation to the Pound Sterling, our stockholders’ equity at March 31, 2009 would have decreased or increased, respectively, by approximately $0.9 million.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. As disclosed in our Form 10-K for the year ended June 30, 2008, we determined that we had a material weakness in our internal control over financial reporting as of June 30, 2008 because we failed to maintain effective controls over the accounting for complex transactions, primarily involving the application of foreign currency translation in accordance with U.S. GAAP. As discussed below, our management is in the process of actively addressing and remediating this material weakness. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures related to the application of foreign currency translation were not effective as of March 31, 2009 as a result of our unremediated material weakness.

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

During the nine months ended March 31, 2009, we have undertaken actions to remediate the material weakness identified above. These actions have included the evaluation and improvement of the design of our financial close and reporting processes and controls (including the application of foreign currency translation to routine and non-routine transactions), which has led to the implementation of new and improved processes, where warranted. These remedial measures have already been implemented and we plan to continue making assessments of and implementing such other actions, if any, that are determined to be necessary or advisable in further remediation of this area of our internal control over financial reporting.

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

Item 6.	Exhibits

10.1	Resignation letter of Michael J. Soja, Vice President, Finance and Chief Financial Officer, dated March 11, 2009

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

pSivida Corp.

Date: May 13, 2009	By:	/s/ Paul Ashton
	Name:	Paul Ashton
	Title:	President and Chief Executive Officer