Form 10-Q
period 2009-09-30
pSivida Corp.
filed 2009-11-13
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

There were 18,293,961 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 11, 2009.

PSIVIDA CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	September 30, 2009	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$5,963	$6,899
Accounts and other receivables	833	815
Prepaid expenses and other current assets	300	413

Total current assets	7,096	8,127
Property and equipment, net	55	66
Intangible assets, net	27,257	28,802
Other assets	84	109

Total assets	$34,492	$37,104

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$407	$284
Accrued expenses	1,289	1,552
Deferred revenue	3,073	5,912
Derivative liabilities	2,490	971

Total current liabilities	7,259	8,719
Deferred revenue	5,439	4,622
Deferred tax liabilities	222	222

Total liabilities	12,920	13,563

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 60,000,000 shares authorized, 18,293,961 shares issued and outstanding at September 30, 2009 and June 30, 2009	18	18
Additional paid-in capital	248,793	248,500
Accumulated deficit	(228,639)	(227,048)
Accumulated other comprehensive income	1,400	2,071

Total stockholders’ equity	21,572	23,541

Total liabilities and stockholders’ equity	$34,492	$37,104

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended September 30,
	2009	2008
Revenues:
Collaborative research and development	$3,346	$2,765
Royalty income	37	41

Total revenues	3,383	2,806

Operating expenses:
Research and development	1,800	2,228
General and administrative	1,690	2,957

Total operating expenses	3,490	5,185

Loss from operations	(107)	(2,379)

Other income (expense):
Change in fair value of derivatives	(1,519)	1,330
Interest income	2	78
Other income, net	9	15

Total other (expense) income	(1,508)	1,423

Loss before income taxes	(1,615)	(956)
Income tax benefit	24	485

Net loss	$(1,591)	$(471)

Basic and diluted net loss per share:	$(0.09)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	18,294	18,262

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional	Accumulated Deficit	Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital		Comprehensive Income	Stockholders’ Equity

Balance at July 1, 2009	18,293,961	$18	$248,500	$(227,048)	$2,071	$23,541

Comprehensive loss:
Net loss	—	—	—	(1,591)	—	(1,591)
Foreign currency translation adjustments	—	—	—	—	(671)	(671)

Total comprehensive loss						$(2,262)

Stock-based compensation	—	—	293	—	—	293

Balance at September 30, 2009	18,293,961	$18	$248,793	$(228,639)	$1,400	$21,572

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,591)	$(471)

Adjustments to reconcile net loss to cash flows from operating activities:
Amortization of intangible assets	844	934
Depreciation of property and equipment	10	35
Change in fair value of derivatives	1,519	(1,330)
Provision for losses on note receivable	—	633
Stock-based compensation expense	293	94
Changes in operating assets and liabilities:
Accounts receivable and other current assets	100	(55)
Accounts payable and accrued expenses	(123)	(2,498)
Deferred revenue	(1,977)	(1,828)

Net cash used in operating activities	(925)	(4,486)

Cash flows from investing activities:
Purchases of property and equipment	—	(107)

Net cash used in investing activities	—	(107)

Effect of foreign exchange rate changes on cash and cash equivalents	(11)	(34)

Net decrease in cash and cash equivalents	(936)	(4,627)
Cash and cash equivalents at beginning of period	6,899	15,609

Cash and cash equivalents at end of period	$5,963	$10,982

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Operations and Basis of Presentation

The accompanying condensed consolidated financial statements of pSivida Corp. and subsidiaries (the “Company”) for the three months ended September 30, 2009 and 2008 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2009. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended June 30, 2009, and include all adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the entire year or any future period.

The Company develops tiny, sustained release, drug delivery products that are administered by implantation, injection or insertion. The Company’s third-generation Durasert™ technology product delivers fluocinolone acetonide (“FA”) for the treatment of diabetic macular edema (“DME”) and is licensed to Alimera Sciences, Inc. (“Alimera”), which is conducting fully-recruited Phase III clinical trials. Alimera expects that 24-month interim data from these clinical trials will be available in December 2009 and, assuming positive data, plans to file a New Drug Application (“NDA”) with the Food and Drug Administration (“FDA”) in the second quarter of 2010. Alimera intends to request Priority Review of the NDA from the FDA. If Priority Review is granted, Alimera currently expects a response to the NDA from the FDA in the fourth quarter of 2010. If the NDA is approved, Alimera intends to commercialize the product under the name Iluvien® as early as the first quarter of 2011. Utilizing earlier generations of the Durasert technology system, the Company developed with partners two of the only three products approved by the FDA for sustained release delivery of drug to treat chronic back of the eye diseases: Retisert® for the treatment of posterior uveitis and Vitrasert® for the treatment of AIDS-related cytomegalovirus (“CMV”) retinitis. The Company has licensed both of these products and the technologies underlying them to Bausch & Lomb Incorporated (“Bausch & Lomb”). The Company also has a worldwide collaborative research and license agreement with Pfizer, Inc. (“Pfizer”) under which Pfizer may develop additional ophthalmic products using certain of the Company’s technologies.

BioSilicon™, the Company’s other principal technology system, is a fully-erodible, nanostructured, porous silicon designed to provide sustained delivery of various therapeutics, including small drug molecules, proteins and peptides. Based on existing pre-clinical data, the Company is currently targeting BioSilicon as a second key drug delivery technology.

The Company’s lead BioSilicon product candidate, BrachySil™, delivers a therapeutic phosphorus-P32, or P32, a radioactive form of phosphorus used to treat cancer, directly to solid tumors. The Company conducted an initial safety and efficacy clinical trial of BrachySil for the treatment of pancreatic cancer and, in October 2009, successfully completed a dose-ranging clinical trial to establish the optimal dose. The Company’s strategic plan is to seek a development partner in advance of commencing a pivotal Phase III clinical trial.

Throughout this quarterly report on Form 10-Q, references to “$” are to U.S. dollars and references to “A$” are to Australian dollars.

Management’s Plans

Since its inception, the Company has incurred operating losses related to its research and development programs and supporting activities, which have resulted in consistent deficits in operating cash flows. Cash and cash equivalents totaled approximately $6.0 million at September 30, 2009 compared to $6.9 million at June 30, 2009. Management believes that it can fund its operations for at least the next 12 months. This expectation is based on certain key assumptions that include (i) Pfizer’s continued payment of quarterly research and development funding; (ii) Alimera’s continued funding of the development of Iluvien; and (iii) Alimera’s continued payment of scheduled conditional note payments. Management has identified contingency plans in the event of a significant shortfall in payments, focused primarily on reduced spending for non-critical activities. Whether and when the Company will require, or desire to raise, additional capital will depend upon many factors, including, but not limited to:

•

the continuation of the Company’s collaborations with Pfizer and Alimera, including their continued funding of the Company’s programs and the Company’s receipt of applicable milestone, royalty, note and other payments;

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•	the timely development, regulatory approval and commercialization of Iluvien;

•	the scope and extent of the Company’s internally funded existing operations and programs, any new product candidates and any new business opportunities;

•	the amount and timing of sales of Retisert, which affect the timing of the resumption of Retisert royalty payments and the amounts of such royalty payments;

•	the Company’s ability to establish and maintain strategic arrangements for BrachySil or any other product candidates for research, development, clinical testing, manufacturing and marketing;

•	the success of the Company’s products and product candidates, including the timing and costs of regulatory approvals and the commercial success of approved products;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	changes in the Company’s operating plan, including the pursuit of new business opportunities, which may affect the Company’s need for capital; and

•	determination by the Company’s board of directors of the appropriate level of capital.

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (“ASU”). The FASB will not consider an ASU as authoritative in its own right; these updates will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the changes in the ASC. While the ASC changes how the Company references accounting standards, its adoption did not have an impact on the Company’s financial position, results of operations or cash flows.

Effective July 1, 2009, the Company adopted the provisions of ASC 808-10, “Collaborative Arrangements”, formerly Emerging Issues Task Force (“EITF”) Issue No. 07-01, “Accounting for Collaborative Arrangements”. This standard defines a collaborative arrangement as a contractual arrangement in which the parties are (i) active participants to the arrangement; and (ii) exposed to significant risks and rewards that depend upon the commercial success of the endeavor. It also addresses the appropriate statement of operations presentation for activities and payments between the participants in a collaborative arrangement as well as for costs incurred and revenue generated from transactions with third parties. Adoption of this standard did not have any impact on the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted ASC 825-10-65, formerly FASB Staff Position No. FAS 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. ASC 825-10-65 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments in interim reporting periods as well as in annual financial statements. Additional disclosures required by this standard are included in Notes 5 and 10.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force”. ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements With Multiple Deliverables”. The update provides principles for allocation of consideration among multiple elements of revenue arrangements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. ASU 2009-13 introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

or third-party evidence of selling price is not available. In addition, the update also significantly expands related disclosure requirements. ASU 2009-13 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is evaluating the potential application of this new accounting update to new or materially modified revenue arrangements.

2. Stockholders’ Equity

The Company has historically financed its operations primarily through the sale of equity securities.

Investor Warrants to Purchase Common Shares

At September 30, 2009, the Company had outstanding warrants to purchase common shares that were denominated in $ with a weighted average remaining life at September 30, 2009 of 2.4 years. The following table provides a reconciliation of these warrants for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009		2008
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Balance at beginning of period	7,162,248	$7.50	7,195,498	$7.69
Expired	—	—	(33,250)	50.00

Balance and exercisable at end of period	7,162,248	$7.50	7,162,248	$7.50

At September 30, 2009, the Company had outstanding warrants to purchase common shares that were denominated in A$ with a weighted average remaining life at September 30, 2009 of 1.5 years. The following table provides a reconciliation of these warrants for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009		2008
	Number of Warrants	Weighted Average Exercise Price A$	Number of Warrants	Weighted Average Exercise Price A$

Balance at beginning of period	3,935,433	9.54	3,986,683	9.98
Expired	—	—	(51,250)	43.60

Balance and exercisable at end of period	3,935,433	9.54	3,935,433	9.54

At September 30, 2009 and 2008, the weighted average exercise price of these warrants translated to $ was $8.33 and $7.83, respectively.

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. License and Collaboration Agreements

Alimera Sciences, Inc.

Under a collaboration agreement with Alimera, as amended in March 2008 (the “Alimera Agreement”), the Company has licensed Alimera the rights to develop, market and sell certain product candidates, including Medidur FA, which Alimera intends to commercialize under the name Iluvien. Alimera is conducting fully-enrolled Phase III trials for Iluvien.

Upon execution of the Alimera Agreement, the Company received consideration of $12.0 million in cash and cancellation of $5.7 million of accrued development cost liabilities, including related penalties and accrued interest, owed by the Company to Alimera as of March 14, 2008. Additional consideration consists of (i) conditional principal and interest payments of up to approximately $21.3 million through September 2012 under a $15.0 million note issued by Alimera; (ii) a $25.0 million milestone payment due upon FDA approval of Iluvien; and (iii) the assumption by Alimera of all financial responsibility for the development of licensed products under the collaboration agreement, which had previously been shared equally, including reimbursement of approved development costs incurred by the Company in support of the ongoing clinical studies of Iluvien and anticipated regulatory submissions. The scheduled payments on the $15.0 million note consist of (i) interest only at an annual rate of 8% payable quarterly through March 2010 and (ii) principal payments of $500,000 per month commencing April 30, 2010 together with interest payable quarterly at an annual rate of 20%. Upon the occurrence of certain liquidity events (such as an initial public offering of Alimera) that result in aggregate proceeds to Alimera in excess of $75 million, the note becomes immediately due and payable. In exchange for all consideration to the Company, the Company decreased its share in the future profits of Iluvien from 50% to 20%.

The Company’s performance period under the Alimera Agreement ends December 31, 2009. Accordingly, the initial $18.3 million of deferred revenue, which consisted of the $12.0 million in cash, the $5.7 million cancellation of accrued development cost liabilities and $650,000 of previously received but unamortized milestone payments, is being recognized as revenue on a straight-line basis over the 21.5 month performance period from the effective date of the Alimera Agreement through December 31, 2009. All additional consideration received from Alimera during the performance period is being recognized as revenue during the performance period using the cumulative catch-up method.

For the three months ended September 30, 2009 and 2008, revenue related to the Alimera Agreement totaled approximately $3.2 million and $2.8 million, respectively, which represented substantially all of the Company’s collaborative research and development revenue for these periods.

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

Following an evaluation of the multiple deliverables, the Company determined that the Pfizer Agreement and the preceding Pfizer research agreement should be combined for accounting purposes as a single unit of accounting. The Company is unable to define the time period of its overall deliverables and other obligations under the Pfizer Agreement and, as a result, all payments received from Pfizer through September 30, 2009, totaling $4.25 million, have been classified in deferred revenue as a non-current liability.

Intrinsiq

In January 2008, the Company and Intrinsiq Materials Cayman Limited (“Intrinsiq”) entered into an agreement pursuant to which Intrinsiq acquired an exclusive field-of-use license to develop and commercialize nutraceutical and food science applications of BioSilicon, and certain related assets, for $1.2 million. Assuming that the license agreement remains in effect, Intrinsiq is obligated to pay the Company aggregate minimum royalties of $3.55 million through April 2014, of which the first $450,000 was paid in July 2009.

Under the original agreement, the parties were obligated to enter into a manufacture and supply agreement, which was consummated effective as of February 1, 2009. Pursuant to the supply agreement, the Company leased to Intrinsiq certain equipment

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

for its use in manufacturing BioSilicon material. Subject to its right to terminate the lease, Intrinsiq will acquire title to the equipment upon the remittance of lease payments totaling $122,000 over the 2-year lease term, of which the first two payments of $24,000 each were received in June and November 2009.

The Company determined that the equipment lease component represented a separate element of this arrangement. Using the relative fair value method, the Company allocated the arrangement consideration between the lease and license deliverables. The Company has determined the performance period of the license arrangement to be 17 years, coinciding with the last to expire of the patents licensed to Intrinsiq, and is recognizing consideration allocated to the license arrangement on a straight-line basis over this period. During the three months ended September 30, 2009, the Company recognized approximately $60,000 of collaborative research and development revenue, and the remaining balance of license and minimum royalty consideration received of approximately $1.3 million has been recorded as deferred revenue at September 30, 2009.

4. Intangible Assets

A summary of intangible assets at September 30, 2009 and June 30, 2009 is as follows:

	Three Months Ended September 30, 2009	Year Ended June 30, 2009
	(In thousands)

Patents and licences
Gross carrying amount at beginning of period	$56,559	$64,342
Foreign currency translation adjustments	(1,355)	(7,783)

Gross carrying amount at end of period	55,204	56,559

Accumulated amortization at beginning of period	(27,757)	(27,540)
Amortization expense	(844)	(3,336)
Foreign currency translation adjustments	654	3,119

Accumulated amortization at end of period	(27,947)	(27,757)

Net book value at end of period	$27,257	$28,802

Amortization of intangible assets totaled $844,000 and $934,000 for the three months ended September 30, 2009 and 2008, respectively. The carrying value of intangible assets at September 30, 2009 of $27.3 million will be amortized on a straight-line basis over the remaining estimated useful life of 8.25 years. Of the total net book value at September 30, 2009, approximately $8.7 million was attributable to the Retisert product and $18.6 million was attributable to the BioSilicon technology.

5. Derivative Liabilities

During the years ended June 30, 2008 and 2007, the Company sold units consisting of common shares together with detachable warrants to purchase additional common shares within specified time periods. In several of these transactions, the warrants were denominated in A$, which is different than the Company’s functional currency. Because the potential exercise of such warrants would result in a variable amount of proceeds in the Company’s functional currency, the fair value of the warrants was recorded as a derivative liability, with a corresponding reduction in additional paid-in capital, subject to revaluation of the liability on a marked-to-market basis through the statement of operations. The fair value of the warrants was determined using a Black-Scholes model. The net change in the fair values of these derivative liabilities resulted in an expense of $1.5 million for the three months ended September 30, 2009 compared to income of $1.3 million for the three months ended September 30, 2008. The change in the fair value of these derivative liabilities is primarily attributable to changes in the Company’s share price and, secondarily, to changes in assumed volatility rates and the remaining contractual life of the warrants (see Note 10).

6. Stock-Based Compensation

As of September 30, 2009, the Company had two shareholder-approved share-based compensation plans: the 2008 Incentive Plan (the “2008 Plan”) and the Employee Share Option Plan (the “Plan”).

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2008 Incentive Plan

The 2008 Plan provides for the issuance of a maximum of 1,750,000 common shares of common stock in satisfaction of stock-based awards to directors, executives, employees and consultants. No options were granted during the three months ended September 30, 2009.

The following table provides a reconciliation of stock option activity under the 2008 Plan for the three months ended September 30, 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at June 30, 2009	1,636,000	$1.94
Forfeited	(8,750)	2.26

Outstanding at September 30, 2009	1,627,250	$1.93	8.64	$2,142

Outstanding at September 30, 2009 - vested or unvested and expected to vest	1,556,067	$1.92	8.61	$2,074

Exercisable at September 30, 2009	231,500	$2.87	4.87	$87

A total of 121,500 options vested during the three months ended September 30, 2009.

Employee Share Option Plan

Following the Company’s reincorporation in the U.S. in June 2008, no further options have been or will be granted under the Plan.

The exercise prices of all outstanding options under the Plan at September 30, 2009 were in excess of the market price of the Company’s common shares at that date and, accordingly, the options had no aggregate intrinsic value. No options vested during the three months ended September 30, 2009 and 2008, respectively.

The following table provides a reconciliation of stock option activity under the Plan for the three months ended September 30, 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
		A$	(in years)
Outstanding at June 30, 2009	424,783	29.05
Cancelled	(161,658)	47.20

Outstanding at September 30, 2009	263,125	17.90	1.79

Outstanding at September 30, 2009 - vested or unvested and expected to vest	257,583	17.46	1.81

Exercisable at September 30, 2009	166,406	21.97	1.32

At September 30, 2009, the weighted average exercise prices of outstanding and exercisable options translated into $ were $15.62 and $19.18, respectively.

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock-Based Compensation Expense

Stock-based compensation expense related to the Company’s stock option plans was charged to operations for the three months ended September 30, 2009 and 2008, as follows:

	Three Months Ended September 30,
	2009	2008
Compensation expense included in:
Research and development	$98	$14
General and administrative	195	80

	$293	$94

At September 30, 2009, there was approximately $1.2 million of unrecognized compensation expense, net of estimated forfeitures, related to nonvested stock-based payment awards under the Company’s option plans. This compensation cost is expected to be recognized over a weighted average period of 2.1 years and will be adjusted for any future changes in estimated forfeitures.

Options Issued in Exchange for CDS Options

On December 30, 2005, as part of the consideration for the acquisition of Control Delivery Systems, Inc. (“CDS”), the Company issued 43,112 fully vested stock options with a fair value of $15.48 per share in exchange for outstanding CDS options which were fully vested at the merger. The following table presents a reconciliation of the activity related to the issuance of these options:

	Three Months Ended September 30,
	2009		2008
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance at beginning of period	17,614	$11.35	17,614	$11.35
Cancelled	(8,807)	9.08	—	—

Balance outstanding and exercisable at end of period	8,807	$13.63	17,614	$11.35

These outstanding exercisable options at September 30, 2009 expire in November 2009.

7. Income Taxes

The Company recognizes deferred tax assets and liabilities for estimated future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. Because of its historical losses from operations, the Company established a valuation allowance for the net deferred tax assets. During the three months ended September 30, 2009, the Company recognized an income tax benefit of $24,000.

For the three months ended September 30, 2009 and 2008, the Company had no significant unrecognized tax benefits in the accompanying unaudited condensed consolidated financial statements. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months or that future changes in unrecognized tax benefits will have a material impact on the Company’s effective tax rate due to the existence of valuation allowances.

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Loss Per Share

Basic net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share was computed by dividing the net loss by the sum of (i) the weighted average number of common shares outstanding and (ii) the weighted average number of common shares that would be issued on the conversion of all dilutive securities outstanding. Potentially dilutive shares were not included in the calculation of diluted net loss per share for each of the three month periods ended September 30, 2009 and 2008 as their inclusion would be anti-dilutive.

Potentially dilutive shares at September 30, 2009 and 2008 were as follows:

	September 30,
	2009	2008
Options	1,899,182	1,074,092
Warrants	11,097,681	11,097,681

	12,996,863	12,171,773

9. Comprehensive Loss

Comprehensive loss for the three months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,
	2009	2008
	(In thousands)
Net loss	$(1,591)	$(471)
Foreign currency translation adjustments	(671)	(2,377)

Comprehensive loss	$(2,262)	$(2,848)

10. Fair Value Measurements

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the Company’s assets and liabilities carried at fair value measured on a recurring basis at September 30, 2009 by valuation hierarchy:

	Total Carrying Value at September 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)

Assets:
Cash equivalents	$5,027	$5,027	$—	$—

Liabilities:
Derivative liabilities	$2,490	$—	$—	$2,490

The Company’s derivative liabilities were classified as Level 3 and valued using the Black-Scholes model. At September 30, 2009 and 2008, the fair values were derived by applying the following assumptions:

	At September 30,
	2009	2008

Expected term (in years)	1.25 - 2.79	2.25 - 3.79
Stock volatility	95%	80%
Risk-free interest rate	0.54% - 1.35%	2.07% - 2.83%
Expected dividends	0%	0%

The reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Three Months Ended September 30,
	2009	2008
	(In thousands)

Balance at beginning of period	$971	$1,930
Change in fair value of derivative - other income (expense)	(1,519)	1,330

Balance at end of period	$2,490	$600

11. Subsequent Events

The Company has evaluated all events or transactions that occurred after September 30, 2009 through November 12, 2009 and determined that there were no subsequent events that required adjustments or additional disclosure to these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. All statements other than statements of historical fact are forward-looking statements, including, without limitation, any expectations of revenue, expenses, cash flows, earnings or losses from operations, capital or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development and commercialization timelines; any statements of expectations or belief; and any statements of assumptions underlying any of the foregoing. We often, although not always, identify forward-looking statements by using words or phrases such as “likely”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “project”, “forecast” and “outlook”.

The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: maintaining key collaboration agreements with Alimera and Pfizer; modification of existing terms of key collaboration agreements with Alimera and Pfizer; uncertainties regarding the achievement of milestones and other contingent contractual payment events; failure to prove safety and efficacy of Iluvien or BrachySil; inability to raise capital; continued losses and lack of profitability; inability to derive revenue from Retisert; termination of license agreements; inability to pay any registration penalties; inability to develop or obtain regulatory approval for new products; inability to protect intellectual property or infringement of others’ intellectual property; inability to obtain partners to develop and market products; competition; risks and costs of international business operations; manufacturing problems; insufficient third-party reimbursement for products; failure to retain key personnel; product liability; failure to comply with laws; failure to achieve and maintain effective internal control over financial reporting; impairment of intangibles; volatility of stock price; possible dilution through exercise of outstanding warrants and stock options or future stock issuances; possible influence by Pfizer; and other factors detailed under the heading “Risk Factors” incorporated by reference in Part II, Item 1A of this Quarterly Report on Form 10-Q as updated from time to time in our subsequent periodic reports and current reports filed with the SEC. You should read and interpret any forward-looking statements together with these risks. A variety of factors, including these risks, could cause our actual results and other expectations to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

Our forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to update any forward-looking statement, whether to reflect new information, future events or otherwise. You are advised, however, to consult any further disclosures we may make in our future reports to the SEC, on our website, www.psivida.com, or otherwise.

Our Business

We develop tiny, sustained release, drug delivery products that are administered by implantation, injection or insertion. Once administered, the drug is released on a controlled and level basis for months or years.

Our Phase III partnered product, which utilizes the third generation of our Durasert™ technology system, is designed to treat DME. This product candidate, formerly known as Medidur™ FA for DME, is licensed to Alimera, which is conducting fully-recruited Phase III clinical trials. Alimera expects that 24-month interim data from these clinical trials will be available in December 2009 and, assuming positive data, plans to file an NDA with the FDA in the second quarter of 2010. Alimera intends to request Priority Review of the NDA from the FDA. If Priority Review is granted, Alimera currently expects a response to the NDA from the FDA in the fourth quarter of 2010. If the NDA is approved, Alimera intends to commercialize the product under the name Iluvien as early as the first quarter of 2011. We have a collaboration agreement with Alimera, pursuant to which we have licensed certain of our drug delivery technologies to Alimera for the development of Iluvien and certain other ophthalmic products.

We developed with partners two of the only three products approved by the FDA for sustained release delivery of drugs to treat chronic back of the eye diseases: Retisert®, our second-generation Durasert product for the treatment of posterior uveitis, and Vitrasert®, our first-generation Durasert product for the treatment of AIDS-related CMV retinitis. We have licensed both of these products and the technologies underlying them to Bausch & Lomb.

We also have a worldwide collaborative research and license agreement with Pfizer under which Pfizer may develop additional ophthalmic products based on certain of our technologies.

BioSilicon, our other principal technology system, is a fully-erodible, nanostructured, porous silicon designed to provide sustained delivery of various therapeutics, including small drug molecules, proteins and peptides. Our lead BioSilicon product candidate, BrachySil™, delivers a therapeutic P32, a radioactive form of phosphorus used to treat cancer, directly to solid tumors. We conducted an initial safety and efficacy clinical trial of Brachysil for the treatment of pancreatic cancer, which indicated that BrachySil, in combination with standard chemotherapy, was well tolerated with no clinically significant adverse events related to BrachySil. In October 2009, we successfully completed a dose-ranging clinical trial designed to establish the optimal dose for BrachySil. Our strategic plan is to seek a development partner in advance of commencing a pivotal Phase III clinical trial. Based on our early pre-clinical data, we are currently targeting BioSilicon as a second key drug delivery technology.

BioSilicon™, BrachySil™ and Medidur™ are our trademarks. Retisert® and Vitrasert® are Bausch & Lomb’s trademarks, and Iluvien® is Alimera’s trademark.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires that we make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates, judgments and assumptions on historical experience, anticipated results and trends, and on various other factors that we believe are reasonable under the circumstances at the time. By their nature, these estimates, judgments and assumptions are subject to an inherent degree of uncertainty. Actual results may differ from our estimates under different assumptions or conditions. In our Annual Report on Form 10-K for the year ended June 30, 2009, we set forth our critical accounting policies and estimates, which included revenue recognition and the carrying value of our intangible assets. There have been no material changes to our critical accounting policies from the information provided in our 2009 Annual Report on Form 10-K as filed with the SEC.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008:

	Three Months Ended September 30,		Change
	2009	2008	Amounts	%
	(In thousands except percentages)

Revenues	$3,383	$2,806	$577	21%

Operating expenses:
Research and development	1,800	2,228	(428)	(19)%
General and administrative	1,690	2,957	(1,267)	(43)%

Total operating expenses	3,490	5,185	(1,695)	(33)%

Loss from operations	(107)	(2,379)	2,272	(96)%

Other income (expense):
Change in fair value of derivatives	(1,519)	1,330	(2,849)	(214)%
Interest income	2	78	(76)	(97)%
Other income, net	9	15	(6)	(40)%

Total other (expense) income	(1,508)	1,423	(2,931)	(206)%

Loss before income taxes	(1,615)	(956)	(659)	69%
Income tax benefit	24	485	(461)	(95)%

Net loss	$(1,591)	$(471)	$(1,120)	238%

Revenues

Revenues increased by $577,000, or 21%, to approximately $3.4 million for the three months ended September 30, 2009 from $2.8 million for the three months ended September 30, 2008. In each period, revenues were substantially attributable to the Alimera Agreement, which consisted of (i) straight-line amortization of the initial $18.3 million of deferred revenue over the 21.5 month performance period; and (ii) the conditional note payments and reimbursement of our development costs received from Alimera that are being recognized as revenue over the performance period using the cumulative catch-up method. For the year ending June 30, 2010, assuming continued receipt of scheduled note payments from Alimera and the reimbursement from Alimera of remaining development costs during the performance period, we currently expect to record collaborative research and development revenue attributable to the Alimera Agreement of approximately $9.1 million.

Pursuant to a June 2005 side letter to the collaboration agreement with Bausch & Lomb, we received $3.0 million from Bausch & Lomb as an advance payment in lieu of $6.25 million of future Retisert royalties that otherwise would have been payable under the collaboration agreement. Bausch & Lomb became entitled to retain 50% of the first $3.0 million of royalties otherwise payable, or $1.5 million, and 100% of the next $4.75 million of royalties otherwise payable. Thereafter, we are entitled to receive 100% of the royalties to which we are otherwise entitled under the collaboration agreement. During the three months ended September 30, 2009 and 2008, Bausch & Lomb retained $374,000 and $478,000, respectively, of Retisert royalties that otherwise would have been payable to us. As of September 30, 2009, Bausch & Lomb is entitled to retain an additional $823,000 of future Retisert royalties otherwise payable to us. Accordingly, we currently do not expect to record royalty income on sales of Retisert by Bausch & Lomb until at least the fourth quarter of our fiscal year ending June 30, 2010.

Research and Development

Research and development decreased by $428,000, or 19%, to $1.8 million for the three months ended September 30, 2009 from approximately $2.2 million for the three months ended September 30, 2008. This decrease was primarily attributable to a decrease of approximately $480,000 of UK-based research and development costs, of which approximately $325,000 was primarily attributable to reductions of BrachySil clinical trial costs and approximately $155,000 reflected the favorable currency exchange impact of the relative strengthening of the U.S. dollar against the Pound Sterling.

General and Administrative

General and administrative decreased by approximately $1.3 million, or 43%, to approximately $1.7 million for the three months ended September 30, 2009 from approximately $3.0 million for the three months ended September 30, 2008. This decrease was primarily attributable to (i) the absence in the 2009 period of a $633,000 provision for losses on a note receivable incurred in the prior year period; and (ii) an approximate $500,000 decrease in legal, audit and related consulting fees, principally resulting from the Company having reincorporated in the U.S. in June 2008.

Change in Fair Value of Derivatives

Change in fair value of derivatives represented an expense of approximately $1.5 million for the three months ended September 30, 2009 compared to income of approximately $1.3 million for the three months ended September 30, 2008, primarily as a result of a net increase and a net decrease, respectively, in the market price of our shares.

Utilizing the Black-Scholes valuation model, we record the fair value of detachable warrants issued in share offerings denominated in Australian dollars as a derivative liability at each balance sheet date, and changes in their fair values result in corresponding income or expense in our statement of operations for those periods. Fluctuations in the fair values of these warrants, which could be substantial, will continue to affect our operating results until the last-to-expire of these warrants in July 2012.

Interest Income

Interest income decreased by $76,000, or 97%, to $2,000 for the three months ended September 30, 2009 from $78,000 for the three months ended September 30, 2008. This decrease was attributable to a combination of lower average interest-bearing cash equivalent balances and sharply lower money market interest rates.

Income Tax Benefit

Income tax benefit decreased by $461,000, or 95%, to $24,000 for the three months ended September 30, 2009 from $485,000 for the three months ended September 30, 2008. The decrease was predominantly attributable to a $444,000 reduction in foreign research and development credits earned by our U.K. subsidiary.

Liquidity and Capital Resources

We have incurred operating losses since inception and, at September 30, 2009, we had a total accumulated deficit of $228.6 million. Our research and development and general and administrative costs, in the aggregate, have exceeded our revenues, including revenues related to our two commercialized products, and, accordingly, our operations have historically generated negative cash flows. At least until such time as one or more of our product candidates achieves regulatory approval and is successfully commercialized, we generally expect continued negative cash flows from operations on a quarterly basis. Since our inception, we have relied primarily on proceeds of the sales of our equity and debt securities, license fees and collaboration payments to fund our operations.

Cash and cash equivalents totaled approximately $6.0 million at September 30, 2009 compared to $6.9 million at June 30, 2009. We believe we can fund our operations as currently conducted through at least December 31, 2010. This expectation is based on certain key assumptions that include (i) Pfizer’s continued payment of quarterly research and development funding; (ii) Alimera’s continued funding of the development of Iluvien; and (iii) Alimera’s continued payment of scheduled conditional note payments. Management has identified contingency plans in the event of of a significant shortfall in payments, focused primarily on reduced spending for non-critical activities. Whether and when we will require, or desire to raise, additional capital will depend upon many other factors, including, but not limited to:

•	the continuation of our collaborations with Pfizer and Alimera, including their continued funding of our programs and our receipt of applicable milestone, royalty, note and other payments;

•	the timely development, regulatory approval and commercialization of Iluvien;

•	the scope and extent of our internally funded existing operations and programs, any new product candidates and any new business opportunities;

•	the amount and timing of sales of Retisert, which affect the timing of the resumption of Retisert royalty payments and the amounts of such royalty payments;

•	our ability to establish and maintain strategic arrangements for BrachySil or any other product candidates for research, development, clinical testing, manufacturing and marketing;

•	the success of our products and product candidates, including the timing and costs of regulatory approvals and the commercial success of approved products;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	changes in our operating plan, including the pursuit of new business opportunities, which may affect our need for capital; and

•	determination by our board of directors of the appropriate level of capital.

Absent adequate levels of funding from new collaboration agreements and/or financing transactions, management currently believes that our cash position beyond December 31, 2010 will be substantially dependent upon the timing of FDA approval and the initiation and success of marketing of Iluvien, and the resulting occurrence of certain milestone events under the terms of our collaboration agreement with Alimera. Alimera has agreed to pay us $25.0 million upon FDA approval of Iluvien for DME and a 20% share in the future profits of Iluvien. In addition, the $15.0 million note issued by Alimera becomes due and payable upon the occurrence of certain defined liquidity events (such as an intial public offering of Alimera) that result in aggregate proceeds to Alimera in excess of $75 million. There is no assurance that the FDA will approve Iluvien, or that Iluvien will achieve market acceptance even if it is approved by the FDA. There is similarly no assurance that a liquidity event resulting in aggregate proceeds to Alimera in excess of $75 million will occur.

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

Our consolidated statements of historical cash flows are summarized as follows:

	Three Months Ended September 30,		Change
	2009	2008
	(In thousands)
Net loss:	$(1,591)	$(471)	$(1,120)
Changes in operating assets and liabilities	(2,000)	(4,381)	2,381
Other adjustments to reconcile net loss to cash flows from operating activities	2,666	366	2,300

Net cash used in operating activities	$(925)	$(4,486)	$3,561

Net cash used in investing activities	$—	$(107)	$107

Net cash used in operating activities decreased by approximately $3.6 million to $925,000 for the three months ended September 30, 2009 compared to approximately $4.5 million for the three months ended September 30, 2008. The net decrease of cash used in operating activities consisted primarily of (i) the absence in the 2009 period of approximately $1.4 million of cash paid in 2008 in connection with the consummation of our June 2008 reincorporation transaction; (ii) a reduction of approximately $1.1 million of professional fees, primarily as a result of our having reincorporated to the U.S.; and (iii) a reduction of approximately $500,000 in U.K. operating costs, of which approximately $50,000 was due to the relative strengthening of the US$ in 2009.

There was no cash used in investing activities for the three months ended September 30, 2009 compared to $107,000 of purchases of property and equipment for the three months ended September 30, 2008.

We had no borrowings or line of credit facilities as of September 30, 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, with the exception of operating leases, as of September 30, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to changes in the valuation of derivative liabilities, foreign currency exchange rates and interest rates.

Derivative Liabilities

At September 30, 2009, the balance of our derivative liabilities, which are related to warrants denominated in A$, totaled approximately $2.5 million and was determined using the Black-Scholes valuation model. The change in fair value of derivatives resulted in an expense of approximately $1.5 million for the three months ended September 30, 2009 and income of approximately $1.3 million for the three months ended September 30, 2008.

Our financial position and results of operations will continue to be sensitive to future revaluations of these derivative liabilities. At September 30, 2009, these warrants had a weighted average remaining contractual life of 1.5 years and a weighted average exercise price of $8.33 per share compared to the $3.25 NASDAQ closing price of our common shares. The primary factor that impacts the change in fair value of these derivatives is fluctuations in our share price. Reduction of the remaining useful life of the warrants, assuming that share price remains constant, would result in significant quarterly decreases of the derivative liability value during the balance of the fiscal year ending June 30, 2010 based on the relatively short remaining life of the underlying warrants.

The following table summarizes the sensitivity of our consolidated statement of operations for the three months ended September 30, 2009 to assumed increases or decreases of our share price at September 30, 2009:

	Decrease in Share Price			Current Price	Increase in Share Price
	-15%	-10%	-5%		+5%	+10%	+15%
	(In thousands)

Change in fair value of derivatives-income (expense)	$720	$492	$251	$—	$(262)	$(535)	$(817)

Foreign Currency Exchange Rates

We conduct operations in two principal currencies, the U.S. dollar and the Pound Sterling (£). The U.S. dollar is the functional currency for our U.S. operations and the Pound Sterling is the functional currency for our U.K. operations. Changes in the foreign exchange rate of the U.S. dollar and Pound Sterling impact the net operating expenses of our U.K. operations. For the three months ended September 30, 2009, the strengthening of the U.S. dollar compared to the comparable period of the prior year resulted in a net decrease in research and development expenses of approximately $155,000. All cash and cash equivalents, and most other asset and liability balances, are denominated in each entity’s functional currency and, accordingly, we do not consider our statement of operations exposure to realized and unrealized foreign currency gains and losses to be significant.

Changes in the foreign exchange rate of the U.S. dollar and Pound Sterling also impact total stockholders’ equity. During the three months ended September 30, 2009, the relative strengthening of the U.S. dollar in relation to the Pound Sterling resulted in a net decrease of $671,000 in stockholders’ equity due to the translation of approximately £11.1 million of net assets of our U.K. operations, predominantly the BioSilicon technology intangible asset, into U.S. dollars. For every incremental 5% strengthening or weakening of the U.S. dollar at September 30, 2009 in relation to the Pound Sterling, our stockholders’ equity at September 30, 2009 would have decreased or increased, respectively, by approximately $0.9 million.

Interest Rates

Cash and cash equivalent balances are subject to variable interest rates. We do not consider our exposure to interest rates to be significant.

Item 4.	Controls and Procedures

Evaluation of Disclosure controls and procedures

We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

pSivida Corp.

Date: November 13, 2009	By:	/S/ PAUL ASHTON
	Name:	Paul Ashton
	Title:	President and Chief Executive Officer