Form 10-Q
period 2009-12-31
pSivida Corp.
filed 2010-02-12
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

There were 18,466,392 shares of the registrant’s common stock, $0.001 par value, outstanding as of February 10, 2010.

PSIVIDA CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	December 31, 2009	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$5,129	$6,899
Accounts and other receivables	788	815
Prepaid expenses and other current assets	143	413

Total current assets	6,060	8,127
Property and equipment, net	47	66
Intangible assets, net	26,438	28,802
Other assets	85	109

Total assets	$32,630	$37,104

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$309	$284
Accrued expenses	1,174	1,552
Deferred revenue	121	5,912
Derivative liabilities	2,407	971

Total current liabilities	4,011	8,719
Deferred revenue	5,920	4,622
Deferred tax liabilities	222	222

Total liabilities	10,153	13,563

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 60,000,000 shares authorized, 18,421,392 and 18,293,961 shares issued and outstanding at December 31, 2009 and June 30, 2009, respectively	18	18
Additional paid-in capital	249,697	248,500
Accumulated deficit	(228,663)	(227,048)
Accumulated other comprehensive income	1,425	2,071

Total stockholders' equity	22,477	23,541

Total liabilities and stockholders’ equity	$32,630	$37,104

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Revenues:
Collaborative research and development	$3,406	$2,915	$6,752	$5,680
Royalty income	27	55	64	96

Total revenues	3,433	2,970	6,816	5,776

Operating expenses:
Research and development	1,728	2,057	3,528	4,285
General and administrative	1,818	2,334	3,508	5,291

Total operating expenses	3,546	4,391	7,036	9,576

Loss from operations	(113)	(1,421)	(220)	(3,800)

Other income (expense):
Change in fair value of derivatives	83	226	(1,436)	1,556
Interest income	—	55	2	133
Other income, net	(4)	(4)	5	11

Total other income (expense)	79	277	(1,429)	1,700

Loss before income taxes	(34)	(1,144)	(1,649)	(2,100)
Income tax benefit	10	274	34	759

Net loss	$(24)	$(870)	$(1,615)	$(1,341)

Basic and diluted net loss per share:	$—	$(0.05)	$(0.09)	$(0.07)

Weighted average common shares outstanding: Basic and diluted	18,317	18,262	18,305	18,262

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value Amount
Balance at July 1, 2009	18,293,961	$18	$248,500	$(227,048)	$2,071	$23,541
Comprehensive loss:
Net loss	—	—	—	(1,615)	—	(1,615)
Foreign currency translation adjustments	—	—	—	—	(646)	(646)

Total comprehensive loss						$(2,261)

Stock-based compensation	—	—	603	—	—	603
Exercise of warrants	100,000	—	484	—	—	484
Issuance of fully vested shares	27,431	—	110	—	—	110

Balance at December 31, 2009	18,421,392	$18	$249,697	$(228,663)	$1,425	$22,477

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,615)	$(1,341)
Adjustments to reconcile net loss to cash flows from operating activities:
Amortization of intangible assets	1,684	1,754
Depreciation of property and equipment	19	65
Change in fair value of derivatives	1,436	(1,556)
Provision for losses on note receivable	—	1,300
Stock-based compensation expense	713	308
Changes in operating assets and liabilities:
Accounts receivable and other current assets	301	257
Accounts payable and accrued expenses	(337)	(2,841)
Deferred revenue	(4,449)	(3,389)

Net cash used in operating activities	(2,248)	(5,443)

Cash flows from investing activities:
Purchases of property and equipment	—	(156)

Net cash used in investing activities	—	(156)

Cash flows from financing activities:
Exercise of warrants	484	—

	484	—

Effect of foreign exchange rate changes on cash and cash equivalents	(6)	(161)

Net decrease in cash and cash equivalents	(1,770)	(5,760)
Cash and cash equivalents at beginning of period	6,899	15,609

Cash and cash equivalents at end of period	$5,129	$9,849

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Operations and Basis of Presentation

The accompanying condensed consolidated financial statements of pSivida Corp. and subsidiaries (the “Company”) for the three and six months ended December 31, 2009 and 2008 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2009. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended June 30, 2009, and include all adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the entire year or any future period.

The Company develops tiny, sustained release, drug delivery products that are administered by implantation, injection or insertion. The Company’s third-generation Durasert™ technology product delivers fluocinolone acetonide (“FA”) for the treatment of diabetic macular edema (“DME”) and is licensed to Alimera Sciences, Inc. (“Alimera”), which is conducting fully-recruited Phase III clinical trials. In December 2009, Alimera released 24-month interim data from these clinical trials and announced its plan to file a New Drug Application (“NDA”) with the Food and Drug Administration (“FDA”) in the second calendar quarter of 2010 and to request Priority Review of the NDA from the FDA. If Priority Review is granted, Alimera further reported that it expects a response to the NDA from the FDA in the fourth calendar quarter of 2010. If the NDA is approved, Alimera reported its intention to commercialize the product under the name Iluvien® as early as the first calendar quarter of 2011. Utilizing earlier generations of the Durasert technology system, the Company developed with partners two of the only three products approved by the FDA for sustained release delivery of drug to treat chronic back of the eye diseases: Retisert® for the treatment of posterior uveitis and Vitrasert® for the treatment of AIDS-related cytomegalovirus (“CMV”) retinitis. The Company has licensed both of these products and the technologies underlying them to Bausch & Lomb Incorporated (“Bausch & Lomb”). The Company also has a worldwide collaborative research and license agreement with Pfizer, Inc. (“Pfizer”) under which Pfizer may develop additional ophthalmic products using certain of the Company’s technologies.

BioSilicon™, the Company’s other principal technology system, is a fully-erodible, nanostructured, porous silicon designed to provide sustained delivery of various therapeutics, including small drug molecules, proteins and peptides. Based on early pre-clinical data, the Company is currently targeting BioSilicon as a second key drug delivery technology.

The Company’s lead BioSilicon product candidate, BrachySil™, delivers a therapeutic phosphorus-P32, or P32, a radioactive form of phosphorus used to treat cancer, directly to solid tumors. The Company conducted an initial safety and efficacy clinical trial of BrachySil for the treatment of pancreatic cancer and, in October 2009, successfully completed a dose-ranging clinical trial designed to establish the optimal dose. The Company’s strategic plan is to seek a development partner in advance of commencing a pivotal Phase III clinical trial.

Throughout this quarterly report on Form 10-Q, references to “$” are to U.S. dollars and references to “A$” are to Australian dollars.

Management’s Plans

Since its inception, the Company has incurred operating losses related to its research and development programs and supporting activities, which have resulted in consistent deficits in operating cash flows. Cash and cash equivalents totaled approximately $5.1 million at December 31, 2009 compared to $6.9 million at June 30, 2009. Management believes that it can fund its operations for at least the next 12 months. This expectation is based on certain key assumptions that include (i) Pfizer’s continued payment of quarterly research and development funding; (ii) Alimera’s continued funding of the development of Iluvien; and (iii) Alimera’s continued payment of scheduled conditional note payments. Management has identified contingency plans in the event of a significant shortfall in payments, focused primarily on reduced spending for non-critical activities. Whether and when the Company will require, or desire to raise, additional capital will depend upon many factors, including, but not limited to:

•

the continuation of the Company’s collaborations with Pfizer and Alimera, including their continued funding of the Company’s programs and the Company’s receipt of applicable milestone, royalty, note and other payments;

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance on multiple-deliverable revenue arrangements. This guidance updates the existing multiple-element revenue arrangements guidance currently included in the FASB Accounting Standards Codification, which originated primarily from the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements With Multiple Deliverables”. The update provides principles for allocation of consideration among multiple elements of revenue arrangements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. This guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available. In addition, the update also significantly expands related disclosure requirements. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is evaluating the potential application of this new accounting update to new or materially modified revenue arrangements.

2. Stockholders’ Equity

The Company has historically financed its operations primarily through the sale of equity securities.

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Investor Warrants to Purchase Common Shares

At December 31, 2009, the Company had outstanding warrants to purchase common shares that were denominated in $ with a weighted average remaining life at December 31, 2009 of 2.2 years. The following table provides a reconciliation of these warrants for the six months ended December 31, 2009 and 2008:

	Six Months Ended December 31,
	2009		2008
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of period	7,162,248	$7.50	7,195,498	$7.69
Exercised	(100,000)	4.84	—	—
Expired	—	—	(33,250)	50.00

Balance and exercisable at end of period	7,062,248	$7.53	7,162,248	$7.50

At December 31, 2009, the Company had outstanding warrants to purchase common shares that were denominated in A$ with a weighted average remaining life at December 31, 2009 of 1.2 years. The following table provides a reconciliation of these warrants for the six months ended December 31, 2009 and 2008:

	Six Months Ended December 31,
	2009		2008
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
		A$		A$
Balance at beginning of period	3,935,433	9.54	3,986,683	9.98
Expired	—	—	(51,250)	43.60

Balance and exercisable at end of period	3,935,433	9.54	3,935,433	9.54

At December 31, 2009 and 2008, the weighted average exercise price of these warrants translated to $ was $8.52 and $6.59, respectively.

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

Upon execution of the Alimera Agreement, the Company received consideration of (i) $12.0 million in cash; (ii) cancellation of $5.7 million of accrued development cost liabilities, including related penalties and accrued interest, owed by the Company to Alimera as of March 14, 2008 and (iii) additional consideration. Additional consideration consists of (i) conditional principal and interest payments of up to approximately $21.3 million through September 2012 under a $15.0 million conditional note issued by Alimera; (ii) a $25.0 million milestone payment due upon FDA approval of Iluvien; and (iii) the assumption by Alimera of all financial responsibility for the development of licensed products under the collaboration agreement, which had previously been shared equally, including reimbursement of approved development costs incurred by the Company in support of the ongoing clinical studies of Iluvien and anticipated regulatory submissions. In exchange for all consideration to the Company, the Company decreased its share in any future profits of Iluvien from 50% to 20%.

The scheduled payments on the $15.0 million conditional note consist of (i) interest only at an annual rate of 8% payable quarterly through March 2010 and (ii) principal payments of $500,000 per month commencing April 30, 2010 together with interest payable quarterly at an annual rate of 20%. An interest payment default or scheduled principal payment default under the note does not constitute an event of default that would accelerate payment under the note, but instead the Company’s remedies are as

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

provided in the Alimera Agreement. Under the Alimera Agreement, if there is any interest payment default or scheduled principal payment default, the Company’s share of any future profits of Iluvien would automatically increase from 20% to 50%. Additionally, the third occurrence of any combination of interest payment and/or scheduled principal payment defaults constitutes a breach of a material term of the Alimera Agreement. In the event the Company terminates the Alimera Agreement as a result of such breach, the note would be immediately cancelled. Upon the occurrence of certain defined liquidity events (such as an initial public offering of Alimera, other sales of capital stock of Alimera and/or the sale or other disposition of substantially all of Alimera’s assets) that result in aggregate cash and/or noncash proceeds to Alimera in excess of $75 million, the note becomes immediately due and payable. Failure by Alimera to repay the note upon the occurrence of a defined liquidity event constitutes an event of default under the note. If no liquidity event shall have occurred on or before September 30, 2012, the note shall automatically be cancelled. Based upon the terms of the note, payment is within the control of Alimera unless Alimera encounters a liquidity event or triggers an event of default. Through December 31, 2009, the Company has received total payments of approximately $2.2 million under the terms of the note.

The Company considers the Alimera Agreement to be a revenue arrangement with multiple deliverables. The Company’s deliverables under this collaboration include the exclusive license to Medidur FA, future “know-how”, a non-exclusive license for certain other products using the same technology, and certain prescribed research and development. The Company assessed each of these elements against the separation criteria for multiple element arrangements and concluded that the licenses do not have stand-alone value to Alimera and the Company does not have objective and reliable evidence of fair value for all undelivered elements of the arrangement. Accordingly, the Company concluded that the deliverables represented a single unit of accounting. The terms of the collaboration agreement specifically define the end period of any and all of the Company’s performance obligations as (i) December 31, 2009 for Medidur FA and (ii) the effective date of the Alimera Agreement for any other licensed product. Accordingly, the services are expected to be provided through a December 31, 2009 performance period and no further obligations exist after this date.

The Company incurs costs related to the Alimera Agreement to provide services, as requested. The Company is the primary obligor under these arrangements and upon the amendment in March 2008, is no longer sharing in the costs of product development. Accordingly, costs associated with development activities are recorded as expense as incurred and payments received are recorded as revenue.

Based upon the above analysis, the initial $18.3 million of deferred revenue, which consisted of the $12.0 million in cash, the $5.7 million cancellation of accrued development cost liabilities and $650,000 of previously received but unamortized milestone payments, was recognized as revenue on a straight-line basis over the 21.5 month performance period from the effective date of the Alimera Agreement through December 31, 2009. Because the $15.0 million note did not represent an unconditional payment obligation of Alimera, it was not recorded as an asset but instead treated by the Company as contingent future revenue consideration. All additional cash consideration received from Alimera during the performance period, which consisted of conditional note payments and development cost reimbursements, was recognized as revenue during the performance period using the cumulative catch-up method. Any amounts received from Alimera subsequent to December 31, 2009, including any future note, milestone and profit share payments, will be recognized as revenue upon receipt or at such earlier date, if applicable, on which any such amount is both fixed and determinable and reasonably assured of collectibility.

Revenue related to the Alimera Agreement totaled approximately $3.4 million and $6.6 million during the three and six month periods ended December 31, 2009, respectively, and $2.9 million and $5.7 million during the three and six months ended December 31, 2008, respectively. These revenues represented substantially all of the Company’s collaborative research and development revenue for these periods.

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

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Following an evaluation of the multiple deliverables, the Company determined that the Pfizer Agreement and the preceding Pfizer research agreement should be combined for accounting purposes as a single unit of accounting. The Company is unable to define the time period of its overall deliverables and other obligations under the Pfizer Agreement and, as a result, all payments received from Pfizer through December 31, 2009, totaling $4.75 million, have been classified in deferred revenue as non-current.

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

The Company determined that the equipment lease component represented a separate element of this arrangement. Using the relative fair value method, the Company allocated the arrangement consideration between the lease and license deliverables. The Company has determined the performance period of the license arrangement to be 17 years, coinciding with the last to expire of the patents licensed to Intrinsiq, and is recognizing consideration allocated to the license arrangement on a straight-line basis over this period. During the three months ended December 31, 2009, the Company recognized $21,000 of collaborative research and development revenue, and the remaining balance of license and minimum royalty consideration received of approximately $1.25 million has been recorded as deferred revenue at December 31, 2009.

4. Intangible Assets

A summary of intangible assets at December 31, 2009 and June 30, 2009 is as follows:

	Six Months Ended December 31, 2009	Year Ended June 30, 2009
	(In thousands)
Patents and licences
Gross carrying amount at beginning of period	$56,559	$64,342
Foreign currency translation adjustments	(1,341)	(7,783)

Gross carrying amount at end of period	55,218	56,559

Accumulated amortization at beginning of period	(27,757)	(27,540)
Amortization expense	(1,684)	(3,336)
Foreign currency translation adjustments	661	3,119

Accumulated amortization at end of period	(28,780)	(27,757)

Net book value at end of period	$26,438	$28,802

Amortization of intangible assets totaled $840,000 and $1.7 million for the three and six month periods ended December 31, 2009, respectively, and $820,000 and $1.8 million for the three and six month periods ended December 31, 2008, respectively. The carrying value of intangible assets at December 31, 2009 of $26.4 million will be amortized on a straight-line basis over the remaining estimated useful life of 8 years, or approximately $3.3 million per year. Of the total net book value at December 31, 2009, approximately $8.4 million was attributable to the Retisert product and $18.0 million was attributable to the BioSilicon technology.

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

5. Derivative Liabilities

During the years ended June 30, 2008 and 2007, the Company sold units consisting of common shares together with detachable warrants to purchase additional common shares within specified time periods. In several of these transactions, the warrants were denominated in A$, which is different than the Company’s functional currency. Because the potential exercise of such warrants would result in a variable amount of proceeds in the Company’s functional currency, the fair value of the warrants was recorded as a derivative liability, with a corresponding reduction in additional paid-in capital, subject to revaluation of the liability on a marked-to-market basis through the statement of operations. The fair value of the warrants was determined using a Black-Scholes model. The net change in the fair values of these derivative liabilities resulted in income of $83,000 and expense of $1.4 million for the three and six months ended December 31, 2009, respectively, compared to income of $226,000 and $1.6 million for the three and six months ended December 31, 2008, respectively. The change in the fair value of these derivative liabilities is primarily attributable to changes in the Company’s share price and, secondarily, to changes in assumed volatility rates and the remaining contractual life of the warrants. See Note 10 for assumptions applied in determining the fair value of the warrants.

6. Stock-Based Compensation

As of December 31, 2009, the Company had two shareholder-approved share-based compensation plans: the 2008 Incentive Plan, as amended on November 19, 2009 (the “2008 Plan”) and the Employee Share Option Plan (the “Plan”).

2008 Incentive Plan

The 2008 Plan provides for the issuance of a maximum of 2,750,000 common shares of common stock in satisfaction of stock-based awards to directors, executives, employees and consultants.

The following table provides a reconciliation of stock option activity under the 2008 Plan for the six months ended December 31, 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at June 30, 2009	1,636,000	$1.94
Granted	450,000	4.01
Forfeited	(8,750)	2.26
Cancelled	(1,250)	2.85

Outstanding at December 31, 2009	2,076,000	$2.38	8.72	$2,694

Outstanding at December 31, 2009 - vested or unvested and expected to vest	2,004,817	$2.39	8.71	$2,602

Exercisable at December 31, 2009	560,250	$1.85	7.14	$977

A total of 330,000 and 451,500 options vested during the three and six month periods ended December 31, 2009, respectively.

Employee Share Option Plan

Following the Company’s reincorporation in the U.S. in June 2008, no further options have been or will be granted under the Plan.

The exercise prices of all outstanding options under the Plan at December 31, 2009 were in excess of the market price of the Company’s common shares at that date and, accordingly, the options had no aggregate intrinsic value. A total of 45,000 options vested during the three and six month periods ended December 31, 2009, respectively.

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

The following table provides a reconciliation of stock option activity under the Plan for the six months ended December 31, 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
		A$	(in years)
Outstanding at June 30, 2009	424,783	29.05
Cancelled	(161,658)	47.20

Outstanding at December 31, 2009	263,125	17.90	1.54

Outstanding at December 31, 2009 - vested or unvested and expected to vest	258,125	17.46	1.56

Exercisable at December 31, 2009	211,406	18.73	1.39

At December 31, 2009, the weighted average exercise prices of outstanding and exercisable options translated into $ were $15.99 and $16.73, respectively.

Stock-Based Compensation Expense

The Company’s statements of operations included total compensation expense from stock-based payment awards for the three and six month periods ended December 31, 2009 and 2008, as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(In thousands)
Compensation expense from:
Stock options	$310	$214	$603	$308
Issuance of fully vested shares	110	—	110	—

	$420	$214	$713	$308

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(In thousands)
Compensation expense included in:
Research and development	$71	$67	$169	$81
General and administrative	349	147	544	227

	$420	$214	$713	$308

At December 31, 2009, there was approximately $2.2 million of unrecognized compensation expense, net of estimated forfeitures, related to nonvested stock-based payment awards under the Company’s option plans. This compensation cost is expected to be recognized over a weighted average period of 2.0 years and will be adjusted for any future changes in estimated forfeitures.

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Options Issued in Exchange for CDS Options

On December 30, 2005, as part of the consideration for the acquisition of Control Delivery Systems, Inc. (“CDS”), the Company issued 43,112 fully vested stock options with a fair value of $15.48 per share in exchange for outstanding CDS options that were fully vested at the merger. The following table presents a reconciliation of the activity related to the issuance of these options:

	Six Months Ended December 31,
	2009		2008
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance at beginning of period	17,614	$11.35	17,614	$11.35
Cancelled	(17,614)	11.35	—	—

Balance outstanding and exercisable at end of period	—	$—	17,614	$11.35

7. Income Taxes

The Company recognizes deferred tax assets and liabilities for estimated future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. Because of its historical losses from operations, the Company established a valuation allowance for the net deferred tax assets. During the three and six month periods ended December 31, 2009, the Company recorded income tax benefits of $10,000 and $34,000, respectively, primarily related to foreign research and development tax credits.

For the three and six month periods ended December 31, 2009 and 2008, the Company had no significant unrecognized tax benefits in the accompanying unaudited condensed consolidated financial statements. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months or that future changes in unrecognized tax benefits will have a material impact on the Company’s effective tax rate due to the existence of valuation allowances.

8. Loss Per Share

Basic net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share was computed by dividing the net loss by the sum of (i) the weighted average number of common shares outstanding and (ii) the weighted average number of common shares that would be issued on the conversion of all dilutive securities outstanding. Potentially dilutive shares were not included in the calculation of diluted net loss per share for each of the three and six month periods ended December 31, 2009 and 2008 as their inclusion would be anti-dilutive.

Potentially dilutive shares at December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
Options	2,339,125	1,686,217
Warrants	10,997,681	11,097,681

	13,336,806	12,783,898

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

9. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six month periods ended December 31, 2009 and 2008 was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(In thousands)
Net loss	$(24)	$(870)	$(1,615)	$(1,341)
Foreign currency translation adjustments	25	(4,877)	(646)	(7,254)

Comprehensive income (loss)	$1	$(5,747)	$(2,261)	$(8,595)

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

•

Level 3 – Inputs are unobservable estimates that are supported by little or no market activity and require the Company to develop its own assumptions about how market participants would price the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The Company classified cash equivalents, which are held in money market funds with purchased maturities of less than 90 days, at fair value determined by quoted prices in an active market as Level 1.

The following table summarizes the Company’s assets and liabilities carried at fair value measured on a recurring basis at December 31, 2009 by valuation hierarchy:

	Total Carrying Value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents	$4,027	$4,027	$—	$—

Liabilities:
Derivative liabilities	$2,407	$—	$—	$2,407

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

The Company’s derivative liabilities were classified as Level 3 and valued using the Black-Scholes model. At December 31, 2009 and 2008, the fair values were derived by applying the following assumptions:

	At December 31,
	2009	2008
Expected term (in years)	1.00 - 2.53	2.00 - 3.53
Stock volatility	95%	90%
Risk-free interest rate	0.47% - 1.44%	0.76% - 1.15%
Expected dividends	0%	0%

The reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(In thousands)
Balance at beginning of period	$2,490	$600	$971	$1,930
Less: change in fair value of derivatives - other income (expense)	83	226	(1,436)	1,556

Balance at end of period	$2,407	$374	$2,407	$374

11. Subsequent Events

The Company has evaluated all events or transactions that occurred after December 31, 2009 through February 11, 2010 and determined that there were no subsequent events that required adjustments or additional disclosure to these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. All statements other than statements of historical fact are forward-looking statements, including, without limitation, any expectations of revenues, expenses, cash flows, earnings or losses from operations, capital or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development and commercialization timelines; any statements of expectations or belief; and any statements of assumptions underlying any of the foregoing. We often, although not always, identify forward-looking statements by using words or phrases such as “likely”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “project”, “forecast” and “outlook”.

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements: maintaining key collaboration agreements with Alimera and Pfizer; modification of existing terms of key collaboration agreements with Alimera and Pfizer; uncertainties regarding the achievement of milestones and other contingent contractual payment events; failure to prove safety and efficacy of Iluvien or BrachySil; inability to raise capital; continued losses and lack of profitability; inability to derive revenues from Retisert; termination of license agreements; inability to pay any registration penalties; inability to develop or obtain regulatory approval for new products; inability to protect intellectual property or infringement of others’ intellectual property; inability to obtain partners to develop and market products; competition; risks and costs of international business operations; manufacturing problems; insufficient third-party reimbursement for products; failure to retain key personnel; product liability; failure to comply with laws; failure to achieve and maintain effective internal control over financial reporting; impairment of intangibles; volatility of stock price; possible dilution through exercise of outstanding warrants and stock options or future stock issuances; possible influence by Pfizer; and other factors described in our filings with the SEC. You should read and interpret any forward-looking statements together with these risks. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

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

Our Phase III partnered product, which utilizes the third generation of our Durasert™ technology system, is designed to treat DME. This product candidate, formerly known as Medidur™ FA for DME, is licensed to Alimera, which is conducting fully-recruited Phase III clinical trials. In December 2009 Alimera released 24-month interim data from these clinical trials and announced its plan to file an NDA with the FDA in the second calendar quarter of 2010 and to request Priority Review of the NDA from the FDA. If Priority Review is granted, Alimera further reported that it expects a response to the NDA from the FDA in the fourth calendar quarter of 2010. If the NDA is approved, Alimera reported its intention to commercialize the product under the name Iluvien as early as the first calendar quarter of 2011. We have a collaboration agreement with Alimera, pursuant to which we have licensed certain of our drug delivery technologies to Alimera for the development of Iluvien and certain other ophthalmic products.

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

BioSilicon, our other principal technology system, is a fully-erodible, nanostructured, porous silicon designed to provide sustained delivery of various therapeutics, including small drug molecules, proteins and peptides. Our lead BioSilicon product candidate, BrachySil™, delivers a therapeutic P32, a radioactive form of phosphorus used to treat cancer, directly to solid tumors. We conducted an initial safety and efficacy clinical trial of Brachysil for the treatment of pancreatic cancer, which indicated that BrachySil, in combination with standard chemotherapy, was well tolerated with no clinically significant adverse events related to BrachySil. In October 2009, we successfully completed a dose-ranging clinical trial designed to establish the optimal dose for BrachySil. Our strategic plan is to seek a development partner in advance of commencing a pivotal Phase III clinical trial. Based on early pre-clinical data, we are currently targeting BioSilicon as a second key drug delivery technology.

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

Results of Operations

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008:

	Three Months Ended December 31,		Change
	2009	2008	Amounts	%
	(In thousands except percentages)
Revenues	$3,433	$2,970	$463	16%

Operating expenses:
Research and development	1,728	2,057	(329)	(16)%
General and administrative	1,818	2,334	(516)	(22)%

Total operating expenses	3,546	4,391	(845)	(19)%

Loss from operations	(113)	(1,421)	1,308	(92)%

Other income (expense):
Change in fair value of derivatives	83	226	(143)	(63)%
Interest income	—	55	(55)	(100)%
Other income, net	(4)	(4)	—	0%

Total other (expense) income	79	277	(198)	(71)%

Loss before income taxes	(34)	(1,144)	1,110	(97)%
Income tax benefit	10	274	(264)	(96)%

Net loss	$(24)	$(870)	$846	(97)%

Revenues

Revenues increased by $463,000, or 16%, to approximately $3.4 million for the three months ended December 31, 2009 from $3.0 million for the three months ended December 31, 2008. In each period, revenues were substantially attributable to the Alimera Agreement, which consisted of (i) straight-line amortization of an initial $18.3 million of deferred revenue over the 21.5 month performance period that ended at December 31, 2009; and (ii) conditional note payments and reimbursement of our development costs received from Alimera, which have been recognized as revenue over the performance period using the cumulative catch-up method. For the fiscal year ending June 30, 2010, assuming continued receipt of scheduled note payments from Alimera, we expect to record collaborative research and development revenue attributable to the Alimera Agreement of approximately $9.2 million.

Pursuant to a June 2005 side letter to the collaboration agreement with Bausch & Lomb, we received $3.0 million from Bausch & Lomb as an advance payment in lieu of $6.25 million of future Retisert royalties that otherwise would have been payable under the collaboration agreement. Bausch & Lomb is entitled to retain 50% of the first $3.0 million of royalties otherwise payable, or $1.5 million, and 100% of the next $4.75 million of royalties otherwise payable. Thereafter, we are entitled to receive 100% of the royalties to which we are otherwise entitled under the collaboration agreement. During the three months ended December 31, 2009 and 2008, Bausch & Lomb retained $373,000 and $458,000, respectively, of Retisert royalties that otherwise would have been payable to us. As of December 31, 2009, Bausch & Lomb is entitled to retain an additional $450,000 of future Retisert royalties otherwise payable to us. Accordingly, we currently do not expect to record royalty income on sales of Retisert by Bausch & Lomb until at least the fourth quarter of our fiscal year ending June 30, 2010.

Research and Development

Research and development decreased by $329,000, or 16%, to $1.7 million for the three months ended December 31, 2009 from approximately $2.1 million for the three months ended December 31, 2008. This decrease was primarily attributable to reduced UK-based research and development costs resulting from the completion of the BrachySil Phase II clinical studies and the assumption by Intrinsiq of certain BioSilicon manufacturing responsibilities under the Intrinsiq supply agreement.

General and Administrative

General and administrative decreased by $516,000, or 22%, to approximately $1.8 million for the three months ended December 31, 2009 from approximately $2.3 million for the three months ended December 31, 2008. This decrease was primarily attributable to the absence in the current period of a $667,000 provision for losses on a note receivable incurred in the prior year period, partially offset by an approximate $100,000 increase in stock-based compensation expense attributable to options granted under the 2008 Incentive Plan.

Change in Fair Value of Derivatives

Change in fair value of derivatives represented income of $83,000 for the three months ended December 31, 2009, primarily as a result of the impact of the net reduction of the weighted average remaining life of outstanding A$-denominated warrants, largely offset by the impact of a net increase in the market price of our shares in the period. This compared to income of approximately $226,000 for the three months ended December 31, 2008, which was primarily the result of a net decrease in the market price of our shares in that period and the net reduction of the weighted average remaining life of the warrants.

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

Interest Income

There was no interest income for the three months ended December 31, 2009 compared to $55,000 for the three months ended December 31, 2008. This decrease was attributable to a combination of lower average interest-bearing cash equivalent balances and deminimis money market interest rates during the three months ended December 31, 2009.

Income Tax Benefit

Income tax benefit decreased by $264,000, or 96%, to $10,000 for the three months ended December 31, 2009 from $274,000 for the three months ended December 31, 2008. The change was predominantly attributable to a decrease in foreign research and development tax credits recognized by our U.K. subsidiary.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008:

	Six Months Ended December 31,		Change
	2009	2008	Amounts	%
	(In thousands except percentages)
Revenues	$6,816	$5,776	$1,040	18%

Operating expenses:
Research and development	3,528	4,285	(757)	(18)%
General and administrative	3,508	5,291	(1,783)	(34)%

Total operating expenses	7,036	9,576	(2,540)	(27)%

Loss from operations	(220)	(3,800)	3,580	(94)%

Other income (expense):
Change in fair value of derivatives	(1,436)	1,556	(2,992)	(192)%
Interest income	2	133	(131)	(98)%
Other income, net	5	11	(6)	(55)%

Total other (expense) income	(1,429)	1,700	(3,129)	(184)%

Loss before income taxes	(1,649)	(2,100)	451	(21)%
Income tax benefit	34	759	(725)	(96)%

Net loss	$(1,615)	$(1,341)	$(274)	20%

Revenues

Revenues increased by approximately $1.0 million, or 18%, to approximately $6.8 million for the six months ended December 31, 2009 from approximately $5.8 million for the six months ended December 31, 2008. In each period, revenues were substantially attributable to the Alimera Agreement.

Research and Development

Research and development decreased by $757,000, or 18%, to approximately $3.5 million for the six months ended December 31, 2009 from approximately $4.3 million for the six months ended December 31, 2008. UK-based research and development costs decreased by $800,000, of which (i) approximately $680,000 was primarily due to completion of the BrachySil Phase II clinical trials and the assumption by Intrinsiq of certain BioSilicon manufacturing responsibilities under the Intrinsiq supply agreement; and (ii) approximately $120,000 reflected the favorable currency exchange impact of the relative strengthening of the U.S. dollar against the Pound Sterling.

General and Administrative

General and administrative decreased by approximately $1.8 million, or 34%, to approximately $3.5 million for the six months ended December 31, 2009 from approximately $5.3 million for the six months ended December 31, 2008. This decrease was primarily attributable to (i) the absence in the current period of a $1.3 million provision for losses on a note receivable incurred in the prior year period; and (ii) an approximate $500,000 decrease in legal, audit and consulting fees, principally resulting from the Company having reincorporated in the U.S. in June 2008.

Change in Fair Value of Derivatives

Change in fair value of derivatives represented an expense of approximately $1.4 million for the six months ended December 31, 2009, primarily as a result of a net increase in the market price of our shares in the period, compared to income of approximately $1.6 million for the six months ended December 31, 2008, primarily as a result of a net decrease in the market price of our shares in that period.

Interest Income

Interest income decreased by $131,000, or 98%, to $2,000 for the six months ended December 31, 2009 from $133,000 for the six months ended December 31, 2008. This decrease was attributable to a combination of lower average interest-bearing cash equivalent balances and sharply lower money market interest rates during the six months ended December 31, 2009.

Income Tax Benefit

Income tax benefit decreased by $725,000, or 96%, to $34,000 for the six months ended December 31, 2009 from $759,000 for the six months ended December 31, 2008. The decrease was predominantly attributable to a $705,000 reduction in foreign research and development tax credits recognized by our U.K. subsidiary.

Liquidity and Capital Resources

We have incurred operating losses since inception and at December 31, 2009 we had a total accumulated deficit of $228.7 million. Our research and development and general and administrative costs, in the aggregate, have exceeded our revenues, including revenues related to our two commercialized products, and, accordingly, our operations have historically generated negative cash flows. At least until such time as one or more of our product candidates achieves regulatory approval and is successfully commercialized, we generally expect continued negative cash flows from operations on a quarterly basis. Since our inception, we have relied primarily on proceeds of the sales of our equity and debt securities, license fees and collaboration payments to fund our operations.

Cash and cash equivalents totaled approximately $5.1 million at December 31, 2009 compared to $6.9 million at June 30, 2009. We believe we can fund our operations as currently conducted through at least December 31, 2010. This expectation is based on certain key assumptions that include (i) Pfizer’s continued payment of quarterly research and development funding; (ii) Alimera’s continued funding of the development of Iluvien; and (iii) Alimera’s continued payment of scheduled conditional note payments. Management has identified contingency plans in the event of a significant shortfall in payments, focused primarily on reduced spending for non-critical activities. Whether and when we will require, or desire to raise, additional capital will depend upon many other factors, including, but not limited to:

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

Absent funding from new collaboration agreements and/or financing transactions, management currently believes that our cash position beyond December 31, 2010 will be substantially dependent upon the timing of FDA approval and the initiation and success of marketing of Iluvien, and the resulting occurrence of certain milestone events under the terms of our collaboration agreement with Alimera. Alimera has agreed to pay us $25.0 million upon FDA approval of Iluvien for DME and a 20% share in the future profits of Iluvien. In addition, upon the occurrence of certain defined liquidity events (such as an initial public offering of Alimera, other sales of capital stock of Alimera and/or the sale or other disposition of substantially all of Alimera’s assets) that result in aggregate cash and/or noncash proceeds to Alimera in excess of $75 million, the $15.0 million note issued by Alimera becomes immediately due and payable. There is no assurance that the FDA will approve Iluvien, or that Iluvien will achieve market acceptance even if it is approved by the FDA. There is similarly no assurance that liquidity events resulting in aggregate proceeds to Alimera in excess of $75 million will occur.

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

Our consolidated statements of cash flows are summarized as follows:

	Six Months Ended December 31,
	2009	2008	Change
	(In thousands)
Net loss:	$(1,615)	$(1,341)	$(274)
Changes in operating assets and liabilities	(4,485)	(5,973)	1,488
Other adjustments to reconcile net loss to cash flows from operating activities	3,852	1,871	1,981

Net cash used in operating activities	$(2,248)	$(5,443)	$3,195

Net cash used in investing activities	$—	$(156)	$156

Net cash provided by financing activities	$484	$—	$484

Net cash used in operating activities decreased by approximately $3.2 million to $2.2 million for the six months ended December 31, 2009 compared to approximately $5.4 million for the six months ended December 31, 2008. The net decrease of cash used in operating activities consisted primarily of (i) the absence in the 2009 period of approximately $1.4 million of cash paid in 2008 in connection with the consummation of our June 2008 reincorporation transaction; (ii) a reduction of approximately $1.4 million of professional fees, primarily as a result of our having reincorporated to the U.S.; and (iii) a reduction of approximately $700,000 in U.K. operating costs, partially offset by (i) the absence in the 2009 period of approximately $400,000 of U.K. research and development tax credits received in 2008; and (ii) an approximate $240,000 increase in license fees and minimum royalties received from Intrinsiq.

There was no cash used in investing activities for the six months ended December 31, 2009 compared to $156,000 of purchases of property and equipment for the six months ended December 31, 2008.

Net cash from financing activities of $484,000 for the six months ended December 31, 2009 consisted of the exercise of investor warrants.

We had no borrowings or line of credit facilities as of December 31, 2009.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to changes in the valuation of derivative liabilities, foreign currency exchange rates and interest rates.

Derivative Liabilities

The fair value of outstanding A$-denominated warrants are recorded as derivative liabilities and totaled approximately $2.4 million at December 31, 2009. The warrants are revalued at each balance sheet date using a Black-Scholes valuation model. The change in fair value of derivatives resulted in a noncash expense of approximately $1.4 million for the six months ended December 31, 2009 compared to noncash income of approximately $1.6 million for the six months ended December 31, 2008.

Our financial position and results of operations will continue to be sensitive to future revaluations of these warrants. At December 31, 2009, the warrants had a weighted average remaining contractual life of 1.2 years and a weighted average exercise price of $8.52 per share compared to the $3.59 NASDAQ closing price of our common shares. The primary factor that impacts the change in fair value of these derivatives is fluctuations in our share price. Reduction of the remaining useful life of the warrants, assuming that share price remains constant, would result in significant quarterly decreases of the derivative liability value during the balance of the fiscal year ending June 30, 2010 based on the relatively short remaining life of the underlying warrants.

The following table summarizes the sensitivity of our consolidated statement of operations for the three months ended December 31, 2009 to assumed increases or decreases of our share price at December 31, 2009:

	Decrease in Share Price			Current Price	Increase in Share Price
	-15%	-10%	-5%		+5%	+10%	+15%
	(In thousands)
Change in fair value of derivatives - income (expense)	$739	$506	$260	$—	$(272)	$(557)	$(854)

Foreign Currency Exchange Rates

We conduct operations in two principal currencies, the U.S. dollar and the Pound Sterling (£). The U.S. dollar is the functional currency for our U.S. operations and the Pound Sterling is the functional currency for our U.K. operations. Changes in the foreign exchange rate of the U.S. dollar and Pound Sterling impact the net operating expenses of our U.K. operations. For the three months ended December 31, 2009, the weakening of the U.S. dollar compared to the comparable period of the prior year resulted in a net increase in research and development expenses of approximately $33,000. All cash and cash equivalents, and most other asset and liability balances, are denominated in each entity’s functional currency and, accordingly, we do not consider our statement of operations exposure to realized and unrealized foreign currency gains and losses to be significant.

Changes in the foreign exchange rate of the U.S. dollar and Pound Sterling also impact total stockholders’ equity. During the three months ended December 31, 2009, the minimal weakening of the U.S. dollar in relation to the Pound Sterling resulted in a net increase of $25,000 in stockholders’ equity due to the translation of approximately £10.7 million of net assets of our U.K. operations, predominantly the BioSilicon technology intangible asset, into U.S. dollars. For every incremental 5% strengthening or weakening of the U.S. dollar at December 31, 2009 in relation to the Pound Sterling, our stockholders’ equity at December 31, 2009 would have decreased or increased, respectively, by approximately $0.9 million.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on November 19, 2009. The following actions were taken at the meeting:

Proposal 1: Election of Directors

Proposal 2: Amendment to 2008 Incentive Plan to Increase Number of Shares Authorized for Issuance

Proposal 3: Amendment to 2008 Incentive Plan to Include an “Evergreen” Provision

Proposal 4: Approval of CEO Stock Bonus in lieu of Cash Bonus

Proposal 5: Approval of Option Grant to CEO

Proposal 6: Approval of Option Grants to Non-Executive Directors

Proposal 7: Ratification of Appointment of Independent Registered Public Accounting Firm

Additional information with respect to the proposals above is included in the proxy statement filed as part of the Definitive Proxy Statement filed by us with the Securities and Exchange Commission on October 13, 2009. The number of shares of common stock outstanding and eligible to vote as of the record date of September 30, 2009 was 18,293,961. All proposed resolutions were passed by the stockholders as follows:

	For	Withheld
Proposal 1: Election of Directors
David J. Mazzo	10,310,580	416,034
Paul Ashton	10,316,560	410,054
Paul A. Hopper	10,286,379	440,235
Michael Rogers	10,198,175	528,439
Peter G. Savas	10,198,034	528,580

	For	Against	Abstain
Proposal 2: Amendment to 2008 Incentive Plan to Increase Number of Shares Authorized for Issuance:	5,990,069	629,152	77,493

Proposal 3: Amendment to 2008 Incentive Plan to Include an “Evergreen” Provision:	5,163,855	1,227,850	305,009

Proposal 4: Approval of CEO Stock Bonus in lieu of Cash Bonus
Paul Ashton	6,312,223	343,565	40,926

Proposal 5: Approval of Option Grant to CEO
Paul Ashton	5,656,766	952,158	87,790

Proposal 6: Approval of Option Grants to Non-Executive Directors
Paul A. Hopper	5,626,436	971,956	98,322
Michael Rogers	5,533,486	1,065,156	98,072
Peter G. Savas	5,632,937	966,955	96,822
David J. Mazzo	5,627,771	971,696	97,247

Proposal 7: Ratification of Appointment of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for Fiscal Year 2010	10,299,108	342,979	84,527

Item 6.	Exhibits

10.1	pSivida Corp. Key Employee Annual Bonus Plan

10.2	pSivida Corp. 2008 Incentive Plan, as amended (incorporated by reference to pSivida Corp.’s Form DEF 14A filed on October 13, 2009)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

pSivida Corp.

Date: February 12, 2010	By:	/S/ PAUL ASHTON
	Name:	Paul Ashton
	Title:	President and Chief Executive Officer