Form 10-Q
period 2010-03-31
pSivida Corp.
filed 2010-05-13
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

There were 18,531,392 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 11, 2010.

PSIVIDA CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	March 31, 2010	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$3,971	$6,899
Accounts and other receivables	713	815
Prepaid expenses and other current assets	448	413

Total current assets	5,132	8,127
Property and equipment, net	52	66
Intangible assets, net	24,674	28,802
Other assets	60	109

Total assets	$29,918	$37,104

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$472	$284
Accrued expenses	1,048	1,552
Deferred revenue	79	5,912
Derivative liabilities	2,181	971

Total current liabilities	3,780	8,719
Deferred revenue	6,337	4,622
Deferred tax liabilities	222	222

Total liabilities	10,339	13,563

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 60,000,000 shares authorized, 18,531,392 and 18,293,961 shares issued and outstanding at March 31, 2010 and June 30, 2009, respectively	19	18
Additional paid-in capital	250,403	248,500
Accumulated deficit	(231,368)	(227,048)
Accumulated other comprehensive income	525	2,071

Total stockholders’ equity	19,579	23,541

Total liabilities and stockholders’ equity	$29,918	$37,104

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Revenues:
Collaborative research and development	$490	$3,136	$7,242	$8,816
Royalty income	25	27	89	123

Total revenues	515	3,163	7,331	8,939

Operating expenses:
Research and development	1,680	1,892	5,208	6,177
General and administrative	1,698	2,052	5,206	7,343

Total operating expenses	3,378	3,944	10,414	13,520

Loss from operations	(2,863)	(781)	(3,083)	(4,581)

Other income (expense):
Change in fair value of derivatives	226	22	(1,210)	1,578
Interest income	—	22	2	155
Other income, net	4	(4)	9	7

Total other income (expense)	230	40	(1,199)	1,740

Loss before income taxes	(2,633)	(741)	(4,282)	(2,841)
Income tax (expense) benefit	(72)	105	(38)	864

Net loss	$(2,705)	$(636)	$(4,320)	$(1,977)

Basic and diluted net loss per share:	$(0.15)	$(0.03)	$(0.24)	$(0.11)

Weighted average common shares outstanding:
Basic and diluted	18,480	18,262	18,363	18,262

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value Amount

Balance at July 1, 2009	18,293,961	$18	$248,500	$(227,048)	$2,071	$23,541
Comprehensive loss:
Net loss	—	—	—	(4,320)	—	(4,320)
Foreign currency translation adjustments	—	—	—	—	(1,546)	(1,546)

Total comprehensive loss						$(5,866)

Stock-based compensation	—	—	992	—	—	992
Exercise of warrants	100,000	—	484	—	—	484
Exercise of stock options	110,000	1	317	—	—	318
Issuance of fully vested shares	27,431	—	110	—	—	110

Balance at March 31, 2010	18,531,392	$19	$250,403	$(231,368)	$525	$19,579

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,320)	$(1,977)

Adjustments to reconcile net loss to cash flows from operating activities:
Amortization of intangible assets	2,499	2,525
Depreciation of property and equipment	27	89
Change in fair value of derivatives	1,210	(1,578)
Provision for loss on note receivable	—	1,300
Stock-based compensation expense	1,102	572
Deferred income tax benefit	—	(63)
Loss on sale of equipment	—	39
Changes in operating assets and liabilities:
Accounts receivable and other current assets	70	2
Accounts payable and accrued expenses	(289)	(2,581)
Deferred revenue	(4,008)	(5,624)

Net cash used in operating activities	(3,709)	(7,296)

Cash flows from investing activities:
Purchases of property and equipment	—	(174)

Net cash used in investing activities	—	(174)

Cash flows from financing activities:
Exercise of warrants	484	—
Exercise of stock options	318	—

Net cash provided by financing activities	802	—

Effect of foreign exchange rate changes on cash and cash equivalents	(21)	(120)

Net decrease in cash and cash equivalents	(2,928)	(7,590)
Cash and cash equivalents at beginning of period	6,899	15,609

Cash and cash equivalents at end of period	$3,971	$8,019

Supplemental disclosure:
Cash paid for income taxes	$170	$11

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Operations and Basis of Presentation

The accompanying condensed consolidated financial statements of pSivida Corp. and subsidiaries (the “Company”) for the three and nine months ended March 31, 2010 and 2009 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2009. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended June 30, 2009, and include all adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire year or any future period.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no material events that have not been disclosed.

The Company develops tiny drug delivery products that are administered by implantation, injection or insertion and provide sustained release of drugs on a controlled and level basis for months or years. The Company’s focus is the use of its technologies to develop therapies for serious unmet medical needs. The Company targets diseases that affect large numbers of people and that represent substantial commercial opportunities.

The Company’s most advanced product candidate Iluvien® delivers fluocinolone acetonide (“FA”) for the treatment of diabetic macular edema (“DME”). DME is a leading cause of vision loss, affecting more than a million people in the United States alone, for which there is currently no FDA-approved drug therapy. Iluvien is licensed to Alimera Sciences, Inc. (“Alimera”), which is conducting fully-recruited Phase III clinical trials. In December 2009, Alimera released 24-month interim data from these clinical trials and announced its plan to file a New Drug Application (“NDA”) with the Food and Drug Administration (“FDA”) in the second calendar quarter of 2010 and to request Priority Review of the NDA from the FDA. If Priority Review is granted, Alimera further reported that it expects a response to the NDA from the FDA in the fourth calendar quarter of 2010. If the NDA is approved, Alimera reported its intention to commercialize Iluvien as early as the first calendar quarter of 2011. The Company has also licensed certain of its drug delivery technologies to Alimera for the development of certain other ophthalmic products.

The Company has developed with partners two of the only three products approved by the FDA for sustained release delivery of drug to treat chronic back-of-the-eye diseases: Retisert® for the treatment of posterior uveitis and Vitrasert® for the treatment of AIDS-related cytomegalovirus (“CMV”) retinitis. The Company has licensed both of these products and the technologies underlying them to Bausch & Lomb Incorporated (“Bausch & Lomb”). The Company also has a worldwide collaborative research and license agreement with Pfizer, Inc. (“Pfizer”) under which Pfizer may develop additional ophthalmic products using certain of the Company’s technologies.

The Company’s technology systems include Durasert™ and BioSilicon™. The Durasert system uses a drug core with one or more surrounding polymer layers through which drug permeates to the target site in the body at controlled rates for predetermined periods of time ranging from days to years. The Company’s back-of-the-eye products and product candidates utilize successive generations of the Durasert technology system. The BioSilicon technology system is a fully-erodible, nanostructured, porous silicon designed to provide sustained delivery of various therapeutics, including small drug molecules, proteins and peptides. Based on early pre-clinical data, the Company is currently targeting BioSilicon as a second key drug delivery technology. BrachySil™, a BioSilicon product candidate, has completed early stage clinical studies for the treatment of inoperable pancreatic cancer. The Company plans to seek a development partner in advance of commencing any pivotal Phase III clinical trial for BrachySil.

References to “$” are to U.S. dollars and references to “A$” are to Australian dollars.

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Management’s Plans

Since its inception, the Company has incurred operating losses related to its research and development programs and supporting activities, which have resulted in consistent deficits in operating cash flows. Cash and cash equivalents totaled approximately $4.0 million at March 31, 2010 compared to $6.9 million at June 30, 2009. On April 27, 2010, following consummation of an initial public offering by Alimera, the Company received approximately $15.2 million from Alimera, representing payment in full of a $15 million conditional note plus accrued and unpaid interest thereon (see Note 3). Management believes that it can fund its operations for at least the next 12 months.

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

Investor Warrants to Purchase Common Shares

At March 31, 2010, the Company had outstanding warrants to purchase common shares that were denominated in $ and A$.

The warrants denominated in $ had a weighted average remaining life at March 31, 2010 of 1.9 years. The following table provides a reconciliation of these warrants for the nine months ended March 31, 2010 and 2009:

	Nine Months Ended March 31,
	2010		2009
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of period	7,162,248	$7.50	7,195,498	$7.69
Exercised	(100,000)	4.84	—	—
Expired	—	—	(33,250)	50.00

Balance and exercisable at end of period	7,062,248	$7.53	7,162,248	$7.50

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The warrants denominated in A$ had a weighted average remaining life at March 31, 2010 of approximately 1.0 year. The following table provides a reconciliation of these warrants for the nine months ended March 31, 2010 and 2009:

	Nine Months Ended March 31,
	2010		2009
	Number of Warrants	Weighted Average Exercise Price A$	Number of Warrants	Weighted Average Exercise Price A$
Balance at beginning of period	3,935,433	9.54	3,986,683	9.98
Expired	—	—	(51,250)	43.60

Balance and exercisable at end of period	3,935,433	9.54	3,935,433	9.54

At March 31, 2010 and 2009, the weighted average exercise price of these warrants translated to $ was $8.78 and $6.52, respectively.

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

Upon execution of the Alimera Agreement in March 2008, the Company received consideration of $12.0 million in cash and Alimera cancelled $5.7 million of accrued development cost liabilities, including related penalties and accrued interest, owed by the Company to Alimera as of March 14, 2008. In addition, the Company received a $15.0 million conditional note providing for aggregate principal and interest payments of up to approximately $21.3 million through September 2012, Alimera agreed to pay a $25.0 million milestone payment upon FDA approval of Iluvien, and Alimera assumed all financial responsibility for the development of licensed products under the Alimera Agreement, which had previously been shared equally, including reimbursement of approved development costs incurred by the Company in support of the ongoing clinical studies of Iluvien and anticipated regulatory submissions. In exchange, the Company decreased its share in any future profits of Iluvien from 50% to 20%. Additionally, in the event Alimera sublicenses commercialization, the Company receives 20% of royalties and 33% of non-royalty consideration received by Alimera, less certain permitted deductions.

The scheduled payment terms on the $15.0 million conditional note consisted of (i) interest only at an annual rate of 8% payable quarterly through March 2010 and (ii) principal payments of $500,000 per month commencing April 30, 2010 together with interest payable quarterly at an annual rate of 20%. An interest payment default or scheduled principal payment default under the note did not constitute an event of default that would accelerate payment under the note. Instead, if there were any interest payment default or scheduled principal payment default, the Company’s share of any future profits of Iluvien would have automatically increased from 20% to 50%. Additionally, the third occurrence of any combination of interest payment and/or scheduled principal payment defaults constituted a breach of a material term of the Alimera Agreement. In the event the Company terminated the Alimera Agreement as a result of such breach, the note would have been immediately cancelled. Upon the occurrence of certain defined liquidity events (such as an initial public offering of Alimera, other sales of capital stock of Alimera and/or the sale or other disposition of substantially all of Alimera’s assets) that resulted in aggregate cash and/or noncash proceeds to Alimera in excess of $75 million, the note became immediately due and payable. Failure by Alimera to repay the note upon the occurrence of a defined liquidity event constituted an event of default under the note. If no liquidity event occurred on or before September 30, 2012, the note would automatically be cancelled. Based upon the terms of the note, payment was within the control of Alimera unless there was a liquidity event or an event of default. Through March 31, 2010, the Company received total interest payments of approximately $2.5 million under the terms of the note. On April 27, 2010, following consummation of its initial public offering, Alimera repaid the note in full, including $15.0 million in principal and $225,000 of accrued and unpaid interest.

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company considered the Alimera Agreement to be a revenue arrangement with multiple deliverables. The Company’s deliverables under this collaboration included the exclusive license to Iluvien, future “know-how”, a non-exclusive license for certain other products using the same technology, and certain prescribed research and development. The Company assessed each of these elements against the separation criteria for multiple element arrangements and concluded that the licenses did not have stand-alone value to Alimera and the Company did not have objective and reliable evidence of fair value for all undelivered elements of the arrangement. Accordingly, the Company concluded that the deliverables represented a single unit of accounting. The terms of the collaboration agreement specifically defined the end period of any and all of the Company’s performance obligations as (i) December 31, 2009 for Iluvien and (ii) the effective date of the Alimera Agreement for any other licensed product. Accordingly, the services related to Iluvien were expected to be provided through a December 31, 2009 performance period and no further obligations existed after this date.

The Company incurred costs related to the Alimera Agreement to provide services, as requested. The Company was the primary obligor under these arrangements and, upon the amendment in March 2008, was no longer sharing in the costs of product development. Accordingly, costs associated with development activities have been recorded as expense as incurred and payments received have been recorded as revenue.

Based upon the above analysis, the initial $18.3 million of deferred revenue, which consisted of the $12.0 million in cash, the $5.7 million cancellation of accrued development cost liabilities and $650,000 of previously received but unamortized milestone payments, was recognized as revenue on a straight-line basis over the 21.5 month performance period from the effective date of the Alimera Agreement through December 31, 2009. Because the $15.0 million note did not represent an unconditional payment obligation of Alimera, it was not recorded as an asset but instead treated by the Company as contingent future revenue consideration. All additional cash consideration received from Alimera during the performance period, which consisted of conditional note payments and development cost reimbursements, was recognized as revenue during the performance period using the cumulative catch-up method. Amounts received from Alimera subsequent to December 31, 2009, including any note, milestone and profit share payments, are recognized as revenue upon receipt or at such earlier date, if applicable, on which any such amount is both fixed and determinable and reasonably assured of collectability.

Revenue related to the Alimera Agreement totaled approximately $420,000 and $7.0 million during the three and nine months ended March 31, 2010, respectively, and $3.0 million and $8.7 million during the three and nine months ended March 31, 2009, respectively. These revenues represented substantially all of the Company’s collaborative research and development revenue for these periods.

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

Following an evaluation of the multiple deliverables, the Company determined that the Pfizer Agreement and the preceding Pfizer research agreement should be combined for accounting purposes as a single unit of accounting. The Company is unable to define the time period of its overall deliverables and other obligations under the Pfizer Agreement and, as a result, all payments received from Pfizer through March 31, 2010, totaling $5.25 million, have been classified in deferred revenue as non-current.

Intrinsiq

In January 2008, the Company and Intrinsiq Materials Cayman Limited (“Intrinsiq”) entered into an agreement pursuant to which Intrinsiq acquired an exclusive field-of-use license to develop and commercialize nutraceutical and food science applications of BioSilicon, and certain related assets, for $1.2 million. Provided the license agreement remains in effect, Intrinsiq is obligated to pay the Company aggregate minimum royalties of $3.55 million through April 2014, of which the first $450,000 was paid in July 2009.

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company determined that the equipment lease component represented a separate element of this arrangement. Using the relative fair value method, the Company allocated the arrangement consideration between the lease and license deliverables. The Company has determined the performance period of the license arrangement to be 17 years, coinciding with the last to expire of the patents licensed to Intrinsiq, and is recognizing consideration allocated to the license arrangement on a straight-line basis over this period. During the three and nine months ended March 31, 2010, the Company recognized $20,000 and $101,000, respectively, of collaborative research and development revenue, and the remaining balance of license and minimum royalty consideration received of approximately $1.17 million has been recorded as deferred revenue at March 31, 2010.

4. Intangible Assets

A summary of intangible assets at March 31, 2010 and June 30, 2009 is as follows:

	March 31, 2010	June 30, 2009
	(In thousands)
Patents and licences
Gross carrying amount at beginning of period	$56,559	$64,342
Foreign currency translation adjustments	(3,281)	(7,783)

Gross carrying amount at end of period	53,278	56,559

Accumulated amortization at beginning of period	(27,757)	(27,540)
Amortization expense	(2,499)	(3,336)
Foreign currency translation adjustments	1,652	3,119

Accumulated amortization at end of period	(28,604)	(27,757)

Net book value at end of period	$24,674	$28,802

Amortization of intangible assets totaled $815,000 and $2.5 million for the three and nine months ended March 31, 2010, respectively, and $772,000 and $2.5 million for the three and nine months ended March 31, 2009, respectively. The carrying value of intangible assets at March 31, 2010 of $24.7 million will be amortized on a straight-line basis over the remaining estimated useful life of 7.75 years, or approximately $3.3 million per year. Of the total net book value at March 31, 2010, approximately $8.2 million was attributable to the Company’s Durasert technology and $16.5 million was attributable to its BioSilicon technology.

5. Derivative Liabilities

During the years ended June 30, 2008 and 2007, the Company sold units consisting of common shares together with detachable warrants to purchase additional common shares within specified time periods. In several of these transactions, the warrants were denominated in A$, which is different than the Company’s functional currency. Because the potential exercise of such warrants would result in a variable amount of proceeds measured in the Company’s functional currency, the fair value of the warrants was recorded as a derivative liability, with a corresponding reduction in additional paid-in capital, subject to revaluation of the liability on a marked-to-market basis through the statement of operations. The fair value of the warrants was determined using a Black-Scholes model. The net change in the fair values of these derivative liabilities resulted in income of $226,000 and expense of $1.2 million for the three and nine months ended March 31, 2010, respectively, compared to income of $22,000 and $1.6 million for the three and nine months ended March 31, 2009, respectively. The change in the fair value of these derivative liabilities was primarily attributable to changes in the spread between the Company’s share price and the US$-equivalent warrant exercise prices and to reductions in the remaining contractual life of the warrants. See Note 10 for assumptions applied in determining the fair value of the warrants.

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Stock-Based Compensation

As of March 31, 2010, the Company had two shareholder-approved stock-based compensation plans: the 2008 Incentive Plan, as amended on November 19, 2009 (the “2008 Plan”) and the Employee Share Option Plan (the “Plan”).

2008 Incentive Plan

The 2008 Plan provides for the issuance of a maximum of 2,750,000 shares of common stock in satisfaction of stock-based awards to directors, executives, employees and consultants.

The following table provides a reconciliation of stock option activity under the 2008 Plan for the nine months ended March 31, 2010:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at June 30, 2009	1,636,000	$1.94
Granted	450,000	4.01
Exercised	(110,000)	2.89
Forfeited	(8,750)	2.26
Cancelled	(1,250)	2.85

Outstanding at March 31, 2010	1,966,000	$2.36	8.95	$3,148

Outstanding at March 31, 2010 - vested or unvested and expected to vest	1,894,817	$2.36	8.95	$3,030

Exercisable at March 31, 2010	450,250	$1.59	8.59	$1,057

No options were granted during the three months ended March 31, 2010. A total of 450,000 options were granted during the nine months ended March 31, 2010, with ratable annual vesting periods ranging from 1 to 4 years and a 10-year life. A total of 0 and 451,500 options vested during the three and nine months ended March 31, 2010, respectively.

Employee Share Option Plan

Following the Company’s reincorporation in the U.S. in June 2008, no further options have been or will be granted under the Plan.

The exercise prices of all outstanding options under the Plan at March 31, 2010 were in excess of the market price of the Company’s common shares at that date and, accordingly, the options had no aggregate intrinsic value. A total of 0 and 45,000 options vested during the three and nine months ended March 31, 2010, respectively.

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table provides a reconciliation of stock option activity under the Plan for the nine months ended March 31, 2010:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
		A$	(in years)
Outstanding at June 30, 2009	424,783	29.05
Cancelled	(234,471)	39.98

Outstanding at March 31, 2010	190,312	15.59	1.79

Outstanding at March 31, 2010 - vested or unvested and expected to vest	185,313	14.91	1.84

Exercisable at March 31, 2010	138,594	16.00	1.75

At March 31, 2010, the weighted average exercise prices of outstanding and exercisable options translated into $ were $14.34 and $14.71, respectively.

Stock-Based Compensation Expense

The Company’s statements of operations included total compensation expense from stock-based payment awards for the three and nine months ended March 31, 2010 and 2009, as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(In thousands)
Compensation expense from:
Stock options	$389	$264	$992	$572
Issuance of fully vested shares	—	—	110	—

	$389	$264	$1,102	$572

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(In thousands)
Compensation expense included in:
Research and development	$69	$66	$238	$147
General and administrative	320	198	864	425

	$389	$264	$1,102	$572

At March 31, 2010, there was approximately $1.8 million of unrecognized compensation expense, net of estimated forfeitures, related to nonvested stock-based payment awards under the Company’s option plans. This compensation cost is expected to be recognized over a weighted average period of 1.9 years and will be adjusted for any future changes in estimated forfeitures.

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Options Issued in Exchange for CDS Options

On December 30, 2005, as part of the consideration for the acquisition of Control Delivery Systems, Inc. (“CDS”), the Company issued 43,112 fully vested stock options with a fair value of $15.48 per share in exchange for outstanding CDS options that were fully vested at the acquisition. The following table presents a reconciliation of the activity related to the issuance of these options:

	Nine Months Ended March 31,
	2010		2009
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance at beginning of period	17,614	$11.35	17,614	$11.35
Cancelled	(17,614)	11.35	—	—

Balance outstanding and exercisable at end of period	—	$—	17,614	$11.35

7. Income Taxes

The Company recognizes deferred tax assets and liabilities for estimated future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. Because of its historical losses from operations, the Company established a valuation allowance for the net deferred tax assets. During the three and nine months ended March 31, 2010, the Company recorded income tax expense of $72,000 and $38,000, respectively, primarily related to estimated U.S. federal and state income taxes for tax year 2009, net of foreign research and development tax credits.

For the three and nine months ended March 31, 2010 and 2009, the Company had no significant unrecognized tax benefits in the accompanying unaudited condensed consolidated financial statements. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months or that future changes in unrecognized tax benefits will have a material impact on the Company’s effective tax rate due to the existence of valuation allowances.

8. Loss Per Share

Basic net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share was computed by dividing the net loss by the sum of (i) the weighted average number of common shares outstanding and (ii) the weighted average number of common shares that would be issued on the conversion of all dilutive securities outstanding. Potentially dilutive shares were not included in the calculation of diluted net loss per share for each of the three and nine months ended March 31, 2010 and 2009 as their inclusion would be anti-dilutive.

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Potentially dilutive shares at March 31, 2010 and 2009 were as follows:

	March 31,
	2010	2009
Options	2,156,312	1,663,397
Warrants	10,997,681	11,097,681

	13,153,993	12,761,078

9. Comprehensive Loss

Comprehensive loss for the three and nine months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(In thousands)
Net loss	$(2,705)	$(636)	$(4,320)	$(1,977)
Foreign currency translation adjustments	(900)	(332)	(1,546)	(7,586)

Comprehensive loss	$(3,605)	$(968)	$(5,866)	$(9,563)

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

•	Level 2 – Inputs are observable prices that are not quoted on active markets, but corroborated by market data.

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

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the Company’s assets and liabilities carried at fair value measured on a recurring basis at March 31, 2010 by valuation hierarchy:

	Total Carrying Value at March 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents	$3,127	$3,127	$—	$—

Liabilities:
Derivative liabilities	$2,181	$—	$—	$2,181

The Company’s derivative liabilities were classified as Level 3 and valued using the Black-Scholes model. At March 31, 2010 and 2009, the fair values were derived by applying the following assumptions:

	At March 31,
	2010	2009
Expected term (in years)	0.75 - 2.29	1.75 - 3.29
Stock volatility	95%	90%
Risk-free interest rate	0.33% - 1.19%	0.75% - 1.23%
Expected dividends	0%	0%

The reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(In thousands)
Balance at beginning of period	$2,407	$374	$971	$1,930
Change in fair value of derivatives - other income (expense)	226	22	(1,210)	1,578

Balance at end of period	$2,181	$352	$2,181	$352

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. All statements other than statements of current or historical facts are forward-looking statements, including, without limitation, any expectations of revenues, expenses, cash flows, earnings or losses from operations, capital or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development and commercialization timelines; any statements of expectations or belief; and any statements of assumptions underlying any of the foregoing. We often, although not always, identify forward-looking statements by using words or phrases such as “likely”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “project”, “forecast” and “outlook”.

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements: maintaining collaboration agreements with Alimera and Pfizer; modification of existing terms of key collaboration agreements with Alimera and Pfizer; achievement of milestones and other contingent contractual payment events; ability to prove safety and efficacy of, and achieve regulatory approvals for, and successfully commercialize Iluvien, BrachySil and other products; ability to raise capital; ability to achieve profitability; ability to derive revenues from Retisert; ability to develop new products; ability to protect intellectual property or infringement of others’ intellectual property; ability to obtain partners to develop and market products; impairment of intangibles; fluctuations in the fair values of certain outstanding warrants; fluctuations in operating results; termination of license agreements; ability to obtain partners to develop and market products; competition; extent of third-party reimbursement for products; product liability; ability to protect intellectual property or infringement of others’ intellectual property; retention of key personnel; consolidation in the pharmaceutical and biotechnology industries; compliance with laws; maintaining effective internal control over financial reporting; manufacturing risks; risks and costs of international business operations; volatility of stock price; possible dilution through exercise of outstanding warrants and stock options or future stock issuances; possible influence by Pfizer; ability to pay any registration penalties; and other factors described in our filings with the SEC. You should read and interpret any forward-looking statements together with these risks. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

Our forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements, whether to reflect new information, future events or otherwise.

Our Business

We develop tiny drug delivery products that are administered by implantation, injection or insertion and provide sustained release of drugs on a controlled and level basis for months or years. Our focus is the use of our technologies to develop therapies for serious unmet medical needs. We target diseases that affect large numbers of people and that represent substantial commercial opportunities.

Our most advanced product candidate Iluvien delivers fluocinolone acetonide for the treatment of DME. DME is a leading cause of vision loss affecting more than a million people in the United States alone, for which there is currently no FDA-approved drug therapy. Iluvien is licensed to Alimera, which is conducting fully-recruited Phase III clinical trials. In December 2009 Alimera released 24-month interim data from these clinical trials and announced its plan to file an NDA with the FDA in the second calendar quarter of 2010 and to request Priority Review of the NDA from the FDA. If Priority Review is granted, Alimera further reported that it expects a response to the NDA from the FDA in the fourth calendar quarter of 2010. If the NDA is approved, Alimera reported its intention to commercialize Iluvien as early as the first calendar quarter of 2011. We also licensed certain of our drug delivery technologies to Alimera for the development of certain other ophthalmic products.

We developed with partners two of the only three products approved by the FDA for sustained release delivery of drug to treat chronic back-of-the-eye diseases: Retisert for the treatment of posterior uveitis, and Vitrasert for the treatment of AIDS-related CMV retinitis. We have licensed both of these products and the technologies underlying them to Bausch & Lomb. We also have a worldwide collaborative research and license agreement with Pfizer under which Pfizer may develop additional ophthalmic products based on certain of our technologies.

Our technology systems include Durasert and BioSilicon. The Durasert system uses a drug core with one or more surrounding polymer layers through which drug permeates to the target site in the body at controlled rates for predetermined periods of time ranging from days to years. Our back-of-the-eye products and product candidates utilize successive generations of the Durasert technology system. The BioSilicon, technology system, is a fully-erodible, nanostructured, porous silicon designed to provide sustained delivery of various therapeutics, including small drug molecules, proteins and peptides. Based on early pre-clinical data, we are currently targeting BioSilicon as a second key drug delivery technology. BrachySil™, a BioSilicon product candidate, has completed early stage clinical studies for the treatment of inoperable pancreatic cancer. We plan to seek a development partner in advance of commencing any pivotal Phase III clinical trial for BrachySil.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009:

	Three Months Ended
	March 31,		Change
	2010	2009	Amounts	%
	(In thousands except percentages)
Revenues	$515	$3,163	$(2,648)	(84)%

Operating expenses:
Research and development	1,680	1,892	(212)	(11)%
General and administrative	1,698	2,052	(354)	(17)%

Total operating expenses	3,378	3,944	(566)	(14)%

Loss from operations	(2,863)	(781)	(2,082)	267%

Other income (expense):
Change in fair value of derivatives	226	22	204	927%
Interest income	—	22	(22)	(100)%
Other income, net	4	(4)	8	(200)%

Total other income (expense)	230	40	190	475%

Loss before income taxes	(2,633)	(741)	(1,892)	255%
Income tax (expense) benefit	(72)	105	(177)	(169)%

Net loss	$(2,705)	$(636)	$(2,069)	325%

Revenues

Revenues decreased by approximately $2.6 million, or 84%, to approximately $515,000 for the three months ended March 31, 2010 from $3.2 million for the three months ended March 31, 2009. In each period, revenues were substantially attributable to the Alimera Agreement. The revenue decrease was predominantly attributable to the end date (December 31, 2009) of the Company’s performance obligations under the Alimera Agreement over which period the Company had deferred and amortized to revenues the consideration received from Alimera. Revenues for the three months ended March 31, 2010 and 2009 both included interest payments on the conditional note and reimbursement of development costs by Alimera.

The April 27, 2010 payment in full by Alimera of its $15.0 million conditional note will be recognized as collaborative research and development revenue for the three months ending June 30, 2010 (see Note 3). As a result, we currently expect to record collaborative research and development revenue attributable to the Alimera Agreement of approximately $15.3 million and $22.3 million for the three and twelve months ending June 30, 2010, respectively.

Pursuant to a June 2005 side letter to the collaboration agreement with Bausch & Lomb, we received $3.0 million from Bausch & Lomb as an advance payment in lieu of $6.25 million of future Retisert royalties that otherwise would have been payable under the collaboration agreement. Bausch & Lomb was entitled to retain 50% of the first $3.0 million of royalties otherwise payable, or $1.5 million, and 100% of the next $4.75 million of royalties otherwise payable. Thereafter, we are entitled to receive 100% of the royalties to which we are otherwise entitled under the collaboration agreement. During the three months ended March 31, 2010 and 2009, Bausch & Lomb retained $391,000 and $288,000, respectively, of Retisert royalties that otherwise would have been payable to us. As of March 31, 2010, Bausch & Lomb is entitled to retain an additional $60,000 of future Retisert royalties otherwise payable to us. Accordingly, we currently expect to record royalty income on sales of Retisert by Bausch & Lomb during the fourth quarter of our fiscal year ending June 30, 2010.

Research and Development

Research and development decreased by $212,000, or 11%, to $1.7 million for the three months ended March 31, 2010 from approximately $1.9 million for the three months ended March 31, 2009. This decrease was primarily attributable to $220,000 of reduced UK-based research and development costs resulting from the completion of the BrachySil Phase II clinical studies and the assumption by Intrinsiq of certain BioSilicon manufacturing responsibilities under the Intrinsiq supply agreement, which decrease was partially offset by a $70,000 unfavorable effect of a comparative weakening of the US$.

General and Administrative

General and administrative decreased by $354,000, or 17%, to approximately $1.7 million for the three months ended March 31, 2010 from approximately $2.1 million for the three months ended March 31, 2009. This decrease was primarily attributable to the absence in the current period of approximately $380,000 of severance cost obligations accrued in the prior year period, partially offset by $122,000 of increased stock-based compensation expense.

Change in Fair Value of Derivatives

Change in fair value of derivatives represented income of $226,000 for the three months ended March 31, 2010 compared to income of $22,000 for the three months ended March 31, 2009, primarily due to the reduction in the remaining weighted average remaining life of the underlying warrants and changes in the spread between our share price and the US$-equivalent warrant exercise prices.

Utilizing the Black-Scholes valuation model, we record the fair value of detachable warrants issued in share offerings denominated in A$ as a derivative liability at each balance sheet date, and changes in their fair values result in corresponding income or expense in our statement of operations for those periods. Fluctuations in the fair values of these warrants, which could be substantial, will continue to affect our operating results until the last-to-expire of these warrants in July 2012.

Interest Income

There was no interest income for the three months ended March 31, 2010 compared to $22,000 for the three months ended March 31, 2009. This decrease was attributable to a combination of lower average interest-bearing cash equivalent balances and lower interest rates during the three months ended March 31, 2010.

Income Tax (Expense) Benefit

Income tax expense of $72,000 for the three months ended March 31, 2010 compared to an income tax benefit of $105,000 for the three months ended March 31, 2009. The 2010 period expense consisted primarily of estimated state income tax expense for calendar year 2009. The prior period tax benefit was predominantly due to provision adjustments associated with certain income tax return filings during that quarter.

Income tax expense for the three months ending June 30, 2010 is expected to increase as a result of the $15.2 million of revenue to be recognized from the payment in full by Alimera of its $15.0 million conditional note in April 2010.

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009:

	Nine Months Ended
	March 31,		Change
	2010	2009	Amounts	%
	(In thousands except percentages)
Revenues	$7,331	$8,939	$(1,608)	(18)%

Operating expenses:
Research and development	5,208	6,177	(969)	(16)%
General and administrative	5,206	7,343	(2,137)	(29)%

Total operating expenses	10,414	13,520	(3,106)	(23)%

Loss from operations	(3,083)	(4,581)	1,498	(33)%

Other income (expense):
Change in fair value of derivatives	(1,210)	1,578	(2,788)	(177)%
Interest income	2	155	(153)	(99)%
Other income, net	9	7	2	29%

Total other (expense) income	(1,199)	1,740	(2,939)	(169)%

Loss before income taxes	(4,282)	(2,841)	(1,441)	51%
Income tax (expense) benefit	(38)	864	(902)	(104)%

Net loss	$(4,320)	$(1,977)	$(2,343)	119%

Revenues

Revenues decreased by approximately $1.6 million, or 18%, to approximately $7.3 million for the nine months ended March 31, 2010 from approximately $8.9 million for the nine months ended March 31, 2009. The decrease was primarily attributable to the completion at December 31, 2009 of the 21.5 month period of the Company’s performance obligations under the Alimera agreement. In each period, revenues were substantially attributable to the Alimera Agreement.

Research and Development

Research and development decreased by $969,000, or 16%, to approximately $5.2 million for the nine months ended March 31, 2010 from approximately $6.2 million for the nine months ended March 31, 2009. The decrease resulted from lower UK-based research and development costs, of which (i) approximately $900,000 was primarily due to completion of the BrachySil Phase II clinical studies and the assumption by Intrinsiq of certain BioSilicon manufacturing responsibilities under the Intrinsiq supply agreement; and (ii) approximately $50,000 reflected the favorable currency exchange impact of the relative strengthening of the U.S. dollar against the Pound Sterling.

General and Administrative

General and administrative decreased by approximately $2.1 million, or 29%, to approximately $5.2 million for the nine months ended March 31, 2010 from approximately $7.3 million for the nine months ended March 31, 2009. This decrease was primarily attributable to (i) the absence in the 2010 period of a $1.3 million provision for loss on a note receivable incurred in the prior year period; (ii) the absence in the 2010 period of approximately $550,000 of salary and related severance agreement compensation of a former employee; and (iii) an approximate $500,000 decrease in professional fees, principally resulting from the Company having reincorporated in the U.S. in June 2008; partially offset by an approximate $330,000 increase in stock-based compensation.

Change in Fair Value of Derivatives

Change in fair value of derivatives represented an expense of approximately $1.2 million for the nine months ended March 31, 2010, primarily as a result of a net increase in the market price of our shares in the period, compared to income of approximately $1.6 million for the nine months ended March 31, 2009, primarily as a result of a net decrease in the market price of our shares in that period.

Interest Income

Interest income decreased by $153,000, or 99%, to $2,000 for the nine months ended March 31, 2010 from $155,000 for the nine months ended March 31, 2009. This decrease was attributable to a combination of lower average interest-bearing cash equivalent balances and sharply lower money market interest rates during the nine months ended March 31, 2010.

Income Tax (Expense) Benefit

Income tax expense of $38,000 for the nine months ended March 31, 2010 compared to an income tax benefit of $864,000 for the nine months ended March 31, 2009. The net change was primarily attributable to (i) an $670,000 reduction in foreign research and development tax credits recognized by our U.K. subsidiary and (ii) a net increase of approximately $230,000 in U.S. federal and state income tax expense.

Liquidity and Capital Resources

We have incurred operating losses since inception. Our research and development and general and administrative costs, in the aggregate, have exceeded our revenues, including revenues related to our two commercialized products, and, accordingly, our operations have historically generated negative cash flows. Since our inception, we have relied primarily on proceeds of the sales of our equity and debt securities, license fees and collaboration payments to fund our operations. At least until such time as one or more of our product candidates achieve regulatory approval, are successfully commercialized and generate sufficient revenues for us, we generally expect continued negative cash flows from operations on a quarterly basis.

Cash and cash equivalents totaled approximately $4.0 million at March 31, 2010 compared to $6.9 million at June 30, 2009. On April 27, 2010, Alimera paid the $15.0 million conditional note in full plus accrued and unpaid interest. We believe we can fund our operations as currently conducted through at least March 31, 2011. Absent funding from new collaboration agreements and/or financing transactions, management currently believes that our longer term cash position will be substantially dependent upon the timing of FDA approval and the initiation and success of marketing of Iluvien, and the resulting occurrence of certain milestone events under the terms of our collaboration agreement with Alimera. Alimera has agreed to pay us $25.0 million upon FDA approval of Iluvien for DME and a 20% share in the future profits of Iluvien. There is no assurance that the FDA will approve Iluvien, or that Iluvien will achieve market acceptance even if it is approved by the FDA.

Whether and when we will require, or desire to raise, additional capital will depend upon many other factors, including, but not limited to:

•	the continuation of our collaborations with Pfizer and Alimera, including their continued funding of our programs and our receipt of applicable milestone, royalty and other payments;

•	the timely development, regulatory approval and commercialization of Iluvien;

•	the scope and extent of our internally funded existing operations and programs, any new product candidates and any new business opportunities;

•	the amount of quarterly royalty payments to be received from Bausch & Lomb on its sales of Retisert;

•	our ability to establish and maintain strategic arrangements for our product candidates for research, development, clinical testing, manufacturing and marketing;

•	the success of our products and product candidates, including the timing and costs of regulatory approvals and the commercial success of approved products;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	changes in our operating plan, including the pursuit of new business opportunities, which may affect our need for capital; and

•	determination by our board of directors of the appropriate level of capital.

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

Our consolidated statements of cash flows are summarized as follows:

	Nine Months Ended
	March 31,
	2010	2009	Change
	(In thousands)
Net loss:	$(4,320)	$(1,977)	$(2,343)
Changes in operating assets and liabilities	(4,227)	(8,203)	3,976
Other adjustments to reconcile net loss to cash flows from operating activities	4,838	2,884	1,954

Net cash used in operating activities	$(3,709)	$(7,296)	$3,587

Net cash used in investing activities	$—	$(174)	$174

Net cash provided by financing activities	$802	$—	$802

Net cash used in operating activities decreased by approximately $3.6 million to $3.7 million for the nine months ended March 31, 2010 compared to approximately $7.3 million for the nine months ended March 31, 2009. The net decrease of cash used in operating activities consisted primarily of (i) the absence in the 2010 period of approximately $1.4 million of cash paid in fiscal 2009 in connection with the consummation of our June 2008 reincorporation transaction; (ii) a reduction of approximately $1.5 million of professional fees, primarily as a result of our having reincorporated to the U.S.; and (iii) a reduction of approximately $600,000 in U.K. operating costs, partially offset by (i) a reduction of approximately $265,000 of U.K. research and development tax credits received and (ii) an increase of approximately $160,000 of federal and state income tax payments.

There was no cash used in investing activities for the nine months ended March 31, 2010 compared to $174,000 of purchases of property and equipment for the nine months ended March 31, 2009.

Net cash from financing activities of $802,000 for the nine months ended March 31, 2010 consisted of the exercise of employee stock options and investor warrants.

We had no borrowings or line of credit facilities as of March 31, 2010.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to changes in the valuation of derivative liabilities, foreign currency exchange rates and interest rates.

Derivative Liabilities

The fair value of outstanding A$-denominated warrants are recorded as derivative liabilities and totaled approximately $2.2 million at March 31, 2010. The warrants are revalued at each balance sheet date using a Black-Scholes valuation model. The change in fair value of derivatives resulted in a noncash expense of approximately $1.2 million for the nine months ended March 31, 2010 compared to noncash income of approximately $1.6 million for the nine months ended March 31, 2009.

Our financial position and results of operations will continue to be sensitive to future revaluations of these warrants. At March 31, 2010, the warrants had a weighted average remaining contractual life of 1.0 years and a weighted average exercise price of $8.78 per share compared to the $3.94 NASDAQ closing price of our common shares. The primary factor that impacts the change in fair value of these derivatives is fluctuations in our share price. Reduction of the remaining useful life of the warrants, assuming that share price, volatility and A$ to US$ exchange rate remain constant, would result in an approximate $700,000 decrease of the derivative liability value for our fiscal fourth ending June 30, 2010 based on the relatively short remaining life of the underlying warrants.

The following table summarizes the sensitivity of our consolidated statement of operations for the three months ended March 31, 2010 to assumed increases or decreases of our share price at March 31, 2010:

	Decrease in Share Price			Current Price	Increase in Share Price
	-15%	-10%	-5%		+5%	+10%	+15%
	(In thousands)
Change in fair value of derivatives - income (expense)	$722	$497	$256	$—	$(272)	$(558)	$(859)

Foreign Currency Exchange Rates

We conduct operations in two principal currencies, the U.S. dollar and the Pound Sterling (£). The U.S. dollar is the functional currency for our U.S. operations and the Pound Sterling is the functional currency for our U.K. operations. Changes in the foreign exchange rate of the U.S. dollar and Pound Sterling impact the net operating expenses of our U.K. operations. For the three months ended March 31, 2010, the weakening of the U.S. dollar compared to the comparable period of the prior year resulted in a net increase in research and development expenses of approximately $70,000. The cash and cash equivalents, and most other assets and liabilities of our operations, are denominated in the functional currency of each operation and, accordingly, we do not consider our statement of operations exposure to realized and unrealized foreign currency gains and losses to be significant.

Changes in the foreign exchange rate of the U.S. dollar and Pound Sterling also impact total stockholders’ equity. During the three months ended March 31, 2010, the strengthening of the U.S. dollar in relation to the Pound Sterling resulted in a net decrease of approximately $900,000 in stockholders’ equity due to the translation of approximately £10.3 million of net assets of our U.K. operations, predominantly the BioSilicon technology intangible asset, into U.S. dollars. For every incremental 5% strengthening or weakening of the U.S. dollar at March 31, 2010 in relation to the Pound Sterling, our stockholders’ equity at March 31, 2010 would have decreased or increased, respectively, by approximately $0.8 million.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

pSivida Corp.

Date: May 13, 2010	By:	/S/ PAUL ASHTON
	Name:	Paul Ashton
	Title:	President and Chief Executive Officer