Form 10-Q
period 2010-09-30
pSivida Corp.
filed 2010-11-09
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

There were 18,531,392 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 5, 2010.

PSIVIDA CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	September 30, 2010	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$10,126	$15,514
Marketable securities	5,193	2,051
Accounts and other receivables	1,487	1,111
Prepaid expenses and other current assets	246	358

Total current assets	17,052	19,034
Property and equipment, net	50	43
Intangible assets, net	23,838	23,877
Other assets	60	60

Total assets	$41,000	$43,014

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$356	$387
Accrued expenses	912	1,158
Deferred revenue	83	79
Derivative liabilities	972	1,310

Total current liabilities	2,323	2,934
Deferred revenue	7,349	6,817
Deferred tax liabilities	222	222

Total liabilities	9,894	9,973

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 60,000,000 shares authorized, 18,531,392 shares issued and outstanding at September 30, 2010 and June 30, 2010	19	19
Additional paid-in capital	251,247	250,796
Accumulated deficit	(221,403)	(218,295)
Accumulated other comprehensive income	1,243	521

Total stockholders’ equity	31,106	33,041

Total liabilities and stockholders’ equity	$41,000	$43,014

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended September 30,
	2010	2009
Revenues:
Collaborative research and development	$74	$3,346
Royalty income	402	37

Total revenues	476	3,383

Operating expenses:
Research and development	1,742	1,800
General and administrative	2,169	1,690

Total operating expenses	3,911	3,490

Loss from operations	(3,435)	(107)

Other income (expense):
Change in fair value of derivatives	338	(1,519)
Interest income	6	2
Other (expense) income, net	(8)	9

Total other income (expense)	336	(1,508)

Loss before income taxes	(3,099)	(1,615)
Income tax (expense) benefit	(9)	24

Net loss	$(3,108)	$(1,591)

Basic and diluted net loss per share	$(0.17)	$(0.09)

Weighted average common shares outstanding:
Basic and diluted	18,531	18,294

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated Other Comprehensive Income
	Common Stock		Additional Paid-In Capital	Accumulated Deficit		Total Stockholders’ Equity
	Number of Shares	Par Value Amount
Balance at July 1, 2010	18,531,392	$19	$250,796	$(218,295)	$521	$33,041
Comprehensive loss:
Net loss	—	—	—	(3,108)	—	(3,108)
Foreign currency translation adjustments	—	—	—	—	717	717
Net unrealized gain on marketable securities	—	—	—	—	5	5

Total comprehensive loss						$(2,386)

Stock-based compensation	—	—	451	—	—	451

Balance at September 30, 2010	18,531,392	$19	$251,247	$(221,403)	$1,243	$31,106

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,108)	$(1,591)
Adjustments to reconcile net loss to cash flows from operating activities:
Amortization of intangible assets	811	844
Depreciation of property and equipment	10	10
Change in fair value of derivatives	(338)	1,519
Stock-based compensation expense	451	293
Amortization of bond premium on marketable securities	29	—
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(251)	100
Accounts payable and accrued expenses	(303)	(123)
Deferred revenue	480	(1,977)

Net cash used in operating activities	(2,219)	(925)

Cash flows from investing activities:
Purchases of marketable securities	(3,466)	—
Maturities of marketable securities	300	—
Purchases of property and equipment	(9)	—

Net cash used in investing activities	(3,175)	—

Effect of foreign exchange rate changes on cash and cash equivalents	6	(11)

Net decrease in cash and cash equivalents	(5,388)	(936)
Cash and cash equivalents at beginning of period	15,514	6,899

Cash and cash equivalents at end of period	$10,126	$5,963

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$50	$—

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Operations and Basis of Presentation

The accompanying condensed consolidated financial statements of pSivida Corp. and subsidiaries (the “Company”) for the three months ended September 30, 2010 and 2009 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2010. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended June 30, 2010, and include all adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year or any future period.

The Company develops tiny, sustained release, drug delivery products that are administered by implantation, injection or insertion and provide sustained release of drugs on a controlled and level basis for months or years. The Company’s lead product candidate, Iluvien®, delivers fluocinolone acetonide (“FA”) for the treatment of diabetic macular edema (“DME”), a leading cause of vision loss estimated to affect more than a million people in the United States alone, for which there is currently no drug therapy approved by the U.S. Food and Drug Administration (“FDA”). Iluvien is licensed to Alimera Sciences, Inc. (“Alimera”), which is completing fully-recruited Phase III clinical trials. Based on 24-month data released in December 2009, Alimera filed a New Drug Application (“NDA”) with the FDA in June 2010 and was granted Priority Review of the NDA on August 30, 2010. Under Priority Review, Alimera could receive a response to the NDA from the FDA by the end of calendar year 2010. If approved, Alimera has indicated that it expects to commercialize Iluvien as early as the first calendar quarter of 2011. The Company has also licensed certain of its drug delivery technologies to Alimera for the development of certain other ophthalmic products.

The Company has previously developed with partners two of the only three FDA-approved sustained release products to treat chronic back-of-the-eye diseases: Retisert® for the treatment of posterior uveitis and Vitrasert® for the treatment of AIDS-related cytomegalovirus (“CMV”) retinitis. Both of these products and the technologies underlying them are licensed to Bausch & Lomb Incorporated (“Bausch & Lomb”). The Company also has a worldwide collaborative research and license agreement with Pfizer, Inc. (“Pfizer”) under which Pfizer may develop additional ophthalmic products using certain of the Company’s technologies.

The Company’s future operating results may vary from year to year and quarter to quarter, and such variations could be significant. Future operating results are expected to depend upon the amounts of payments that may be received from, and revenue recognition associated with, its current and any potential future collaboration arrangements and the clinical development costs and outcomes of its current and potential future product candidates. The Company anticipates that existing capital resources of $15.3 million at September 30, 2010 should enable it to maintain its current and planned operations into at least calendar year 2012. The Company’s ability to fund its planned operations internally beyond then may be substantially dependent upon the timing of FDA approval of Iluvien, which would result in a $25 million milestone payment due from Alimera, and the successful commercialization of Iluvien by Alimera.

References to “$” are to U.S. dollars and references to “A$” are to Australian dollars.

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Force. ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The update provides principles for allocation of consideration among multiple elements of revenue arrangements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. ASU 2009-13 introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available. In addition, the update also significantly expands related disclosure requirements. ASU 2009-13 was effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after July 1, 2010. Adoption of this standard did not have any material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition (Topic 605 – Milestone Method of Revenue Recognition: a consensus of the FASB EITF) (“ASU 2010-17”). ASU 2010-17 amends ASC 605-28 and establishes a revenue recognition method for contingent consideration that is payable on achievement of an uncertain future event, referred to as a milestone. The scope of the milestone method is limited to research and development agreements and is applicable to milestones in multiple-deliverable arrangements involving research and development transactions. The guidance does not preclude the application of any other applicable revenue guidance. ASU 2010-17 was effective for financial statements issued for fiscal years beginning on or after July 1, 2010. Adoption of this standard did not have any material impact on the Company’s consolidated financial statements.

2. Stockholders’ Equity

Warrants to Purchase Common Shares

At September 30, 2010, the Company had 7,062,248 warrants outstanding denominated in $ with a weighted average exercise price of $7.53 and a weighted average remaining life of approximately 1.4 years. At September 30, 2009, the Company had 7,162,248 warrants outstanding with a weighted average exercise price of $7.50. During the three months ended September 30, 2010 and 2009, there were no warrants granted or exercised.

At September 30, 2010 and 2009, the Company had 3,935,433 warrants outstanding denominated in A$ with a weighted average exercise price of A$9.54. The weighted average exercise price of these warrants translated to $ was $9.25 at September 30, 2010 and $8.33 at September 30, 2009. At September 30, 2010, these outstanding warrants had a weighted average remaining life of approximately 5.5 months. During the three months ended September 30, 2010 and 2009, there were no warrants granted or exercised.

Because the potential exercise of the A$-denominated warrants would result in a variable amount of proceeds in the Company’s functional currency, the fair value of the warrants was recorded as a derivative liability, with a corresponding reduction in additional paid-in capital, subject to revaluation of the liability on a recurring basis through the statement of operations. The fair value of the warrants is determined using a Black-Scholes model. The net change in the fair values of these derivative liabilities resulted in income of $338,000 and expense of $1.5 million for the three months ended September 30, 2010 and 2009, respectively. The change in the fair value of these derivative liabilities is primarily attributable to the spread between the Company’s share price and the US$-equivalent exercise prices of the underlying warrants, and secondarily to the reduction of the remaining contractual life of the warrants.

3. License and Collaboration Agreements

Alimera Sciences, Inc.

Under a collaboration agreement with Alimera, as amended in March 2008 (the “Alimera Agreement”), the Company licensed Alimera the rights to develop, market and sell certain products, including Iluvien. Alimera is completing fully-recruited Phase III trials for Iluvien in DME. Based on 24-month data released in December 2009, Alimera filed an NDA with the FDA in June 2010 and was granted Priority Review of the NDA on August 30, 2010. Under Priority Review, Alimera could receive a response to the NDA from the FDA by the end of calendar year 2010.

Upon execution of the Alimera Agreement in March 2008, the Company received consideration of $12.0 million in cash and Alimera cancelled $5.7 million of accrued development cost liabilities, including related

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

penalties and accrued interest, owed by the Company to Alimera as of March 14, 2008. In addition, the Company received a $15.0 million conditional note providing for aggregate principal and interest payments of up to approximately $21.3 million through September 2012, Alimera agreed to pay a $25.0 million milestone payment upon FDA approval of Iluvien, and Alimera assumed all financial responsibility for the development of licensed products under the Alimera Agreement, which had previously been shared equally, including reimbursement of approved development costs incurred by the Company in support of the ongoing clinical studies of Iluvien and anticipated regulatory submissions. In exchange, the Company decreased its share in any future profits, as defined, on sales of Iluvien by Alimera from 50% to 20%, subject to an offset of 20% of pre-profitability commercialization costs, as defined, incurred by Alimera. In the event Alimera sublicenses commercialization, the Company is entitled to receive 20% of royalties and 33% of non-royalty consideration received by Alimera, less certain permitted deductions. On April 27, 2010, Alimera paid the $15.0 million conditional note in full together with $225,000 of accrued and unpaid interest.

The initial $18.3 million of deferred revenue was recognized as revenue on a straight-line basis over the 21.5 month performance period from the effective date of the Alimera Agreement through December 31, 2009. All additional cash consideration received from Alimera during the performance period, which consisted of conditional note payments and development cost reimbursements, was recognized as revenue during the performance period using the cumulative catch-up method.

Revenue related to the Alimera Agreement totaled approximately $54,000 and $3.2 million during the three months ended September 3, 2010 and 2009, respectively. These revenues represented the primary component of the Company’s collaborative research and development revenue for these periods.

Pfizer

In April 2007, the Company and Pfizer entered into a worldwide collaborative research and license agreement (the “Pfizer Agreement”), which superseded a December 2006 research agreement. Under the Pfizer Agreement, the parties have implemented a joint research program aimed at developing certain ophthalmic products that are not licensed to others using the Company’s technologies. In addition to potential development and sales related milestone payments, Pfizer pays the Company a minimum of $500,000 quarterly in consideration of the Company’s costs in performing the research program. These payments commenced in calendar year 2008 and continue until the earlier of the commencement of the first Phase III clinical trial for a licensed product candidate or the termination of the Pfizer Agreement.

Following an evaluation of the multiple deliverables, the Company determined that the Pfizer Agreement and the preceding Pfizer research agreement should be combined for accounting purposes as a single unit of accounting. The Company is unable to define the time period of its overall deliverables and other obligations under the Pfizer Agreement and, as a result, all payments received or receivable from Pfizer through September 30, 2010, totaling $6.25 million, were classified in non-current deferred revenue. Accounts receivable from Pfizer totaled $500,000 and $0 at September 30, 2010 and June 30, 2010, respectively.

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

Under the original agreement, the parties were obligated to enter into a manufacture and supply agreement, which was consummated effective as of February 1, 2009. Pursuant to the supply agreement, the Company leased to Intrinsiq certain equipment for its use in manufacturing BioSilicon material. Subject to its right to terminate the lease, Intrinsiq will acquire title to the equipment upon the remittance of lease payments totaling $122,000 over the 2-year lease term, of which the first three payments of $24,000 each were received through September 2010.

The Company determined that the equipment lease component represented a separate element of this arrangement. Using the relative fair value method prescribed under the authoritative guidance, the Company allocated the arrangement consideration between the lease and license deliverables. The Company determined the performance period of the license arrangement to be 17 years, coinciding with the last to expire of the patents licensed to Intrinsiq, and is recognizing consideration allocated to the license arrangement on a straight-line basis over this period. The Company recognized collaborative research and development revenue of $20,000 and $60,000

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

for the three months ended September 30, 2010 and 2009, respectively, and the remaining balance of payments received, including minimum royalties, of approximately $1.2 million was recorded as deferred revenue at September 30, 2010.

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

In June 2005, the Company received a $3.0 million advance from Bausch & Lomb in consideration of $6.25 million of future Retisert royalties that otherwise would be payable to the Company. During the quarter ended June 30, 2010, Bausch & Lomb retained the final portion of these royalties otherwise payable under the advance royalty agreement. Accounts receivable from Bausch & Lomb totaled $373,000 and $342,000 at September 30, 2010 and June 30, 2010, respectively.

4. Intangible Assets

The reconciliation of intangible assets for the three months ended September 30, 2010 and for the year ended June 30, 2010 is as follows:

	Three Months Ended September 30, 2010	Year Ended June 30, 2010
	(In thousands)
Patents and licences
Gross carrying amount at beginning of period	$53,275	$56,559
Foreign currency translation adjustments	1,673	(3,284)

Gross carrying amount at end of period	54,948	53,275

Accumulated amortization at beginning of period	(29,398)	(27,757)
Amortization expense	(811)	(3,289)
Foreign currency translation adjustments	(901)	1,648

Accumulated amortization at end of period	(31,110)	(29,398)

Net book value at end of period	$23,838	$23,877

The Company amortizes its intangible assets with finite lives on a straight-line basis over their respective estimated useful lives. Amortization of intangible assets totaled $811,000 and $844,000 for the three months ended September 30, 2010 and 2009, respectively. The carrying value of intangible assets at September 30, 2010 of $23.8 million will be amortized on a straight-line basis over the remaining estimated useful life of 7.25 years, or approximately $3.3 million per year. Of the total net book value at September 30, 2010, approximately $7.6 million was attributable to the Company’s Durasert technology and $16.2 million was attributable to its BioSilicon technology.

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Marketable Securities

The amortized cost, unrealized gain (loss) and fair value of the Company’s available-for-sale marketable securities at September 30, 2010 and June 30, 2010 were as follows:

	September 30, 2010
	Amortized Cost	Unrealized Gain	Fair Value
	(In thousands)
Corporate bonds	$3,139	$2	$3,141
U.S. Government obligations	1,402	1	1,403
Commercial Paper	649	—	649

Total marketable securities	$5,190	$3	$5,193

	June 30, 2010
	Amortized Cost	Unrealized (Loss)	Fair Value
	(In thousands)
Corporate bonds	$1,304	$(2)	$1,302
U.S. Government obligations	449	—	449
Commercial Paper	300	—	300

Total marketable securities	$2,053	$(2)	$2,051

During the three months ended September 30, 2010, approximately $3.5 million of marketable securities were purchased and $300,000 matured. At September 30, 2010, the marketable securities had maturities ranging between three and ten months, with a weighted average maturity of 6.7 months.

6. Fair Value Measurements

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. At September 30, 2010 and June 30, 2010, substantially all of the Company’s interest-bearing cash equivalent balances were concentrated in two institutional money market funds that have investments consisting primarily of certificates of deposit, commercial paper, time deposits, U,S. government agencies, treasury bills and treasury repurchase agreements. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

The Company’s marketable securities are classified within Level 1 (corporate bonds) or Level 2 (U.S. government obligations and commercial paper) on the basis of valuations using quoted market price or alternative pricing sources and models utilizing market observable inputs, respectively. The Company’s derivative liabilities are classified as Level 3 and valued using the Black-Scholes model.

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the Company’s assets and liabilities carried at fair value measured on a recurring basis at September 30, 2010 and June 30, 2010 by valuation hierarchy:

	September 30, 2010
	Total Carrying Value at September 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents	$9,701	$9,701	$—	$—
Marketable securities	5,193	3,141	2,052	—

	$14,894	$12,842	$2,052	$—

Liabilities:
Derivative liabilities	$972	$—	$—	$972

	June 30, 2010
	Total Carrying Value at June 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents	$15,055	$15,055	$—	$—
Marketable securities	2,051	1,302	749	—

	$17,106	$16,357	$749	$—

Liabilities:
Derivative liabilities	$1,310	$—	$—	$1,310

The Company’s derivative liabilities were classified as Level 3 and valued using the Black-Scholes model. At September 30, 2010 and June 30, 2010, the fair values were derived by applying the following assumptions:

	September 30, 2010	June 30, 2010
Expected term (in years)	0.25 - 1.79	0.5 - 2.04
Stock volatility	95%	95%
Risk-free interest rate	0.16% - 0.39%	0.22% - 0.63%
Expected dividends	0%	0%

The reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Three Months Ended September 30,
	2010	2009
	(In thousands)
Balance at beginning of period	$1,310	$971
Change in fair value of derivative - other income (expense)	338	(1,519)

Balance at end of period	$972	$2,490

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Stock-Based Compensation

As of September 30, 2010, the Company had two shareholder-approved stock-based compensation plans: the 2008 Incentive Plan, as amended on November 19, 2009 (the “2008 Plan”), and the Employee Share Option Plan (the “Plan”).

2008 Incentive Plan

The 2008 Plan provides for the issuance of a maximum of 3,491,255 shares of common stock in satisfaction of stock-based awards to directors, executives, employees and consultants.

The following table provides a reconciliation of stock option activity under the 2008 Plan for the three months ended September 30, 2010:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at July 1, 2010	1,966,000	$2.36
Granted	407,320	3.45
Forfeited	(8,000)	2.68

Outstanding at September 30, 2010	2,365,320	$2.54	8.68	$4,346

Outstanding at September 30, 2010 - vested or unvested and expected to vest	2,290,172	$2.54	8.68	$4,217

Exercisable at September 30, 2010	674,250	$1.85	8.16	$1,705

Option grants for the three months ended September 30, 2010 consisted of 284,325 options with ratable annual vesting over 4 years and 122,995 options with 2-year cliff vesting subject to performance and service conditions. A total of 120,250 options vested during the three months ended September 30, 2010.

In determining the grant date fair value of stock options, the Company uses the Black-Scholes option pricing model. The Company calculated the Black-Scholes value of employee options awarded during the three months ended September 30, 2010 based on the following key assumptions:

Three Months Ended September 30, 2010
Option life (in years)	3.50 - 6.25
Stock volatility	95%
Risk-free interest rate	1.13% - 2.12%
Expected dividends	0%

Employee Share Option Plan

Following the Company’s reincorporation in the U.S. in June 2008, no further options have been or will be granted under the Plan.

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The exercise prices of all outstanding options under the Plan at September 30, 2010 were in excess of the market price of the Company’s common shares at that date, and, accordingly, the options had no aggregate intrinsic value. No options vested during the three months ended September 30, 2010.

The following table provides a reconciliation of stock option activity under the Plan for the three months ended September 30, 2010:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		A$	(in years)	A$
Outstanding at July 1, 2010	185,312	14.91
Cancelled	(50,312)	36.80

Outstanding at September 30, 2010	135,000	6.75	1.84	—

Outstanding at September 30, 2010 - vested or unvested and expected to vest	135,000	6.75	1.84	—

Exercisable at September 30, 2010	97,500	7.23	1.77	—

At September 30, 2010, translated into $, the weighted average exercise prices of outstanding and exercisable options were $6.55 and $7.01, respectively.

Stock-Based Compensation Expense

The Company’s statements of operations included total compensation expense from stock-based payment awards for the three months ended September 30, 2010 and 2009, as follows:

	Three Months Ended September 30,
	2010	2009
	(In thousands)
Compensation expense included in:
Research and development	$101	$98
General and administrative	350	195

	$451	$293

At September 30, 2010, there was approximately $1.9 million of unrecognized compensation expense related to unvested share-based payment awards under the Company’s option plans, which is expected to be recognized as expense over a weighted average period of 2.0 years.

8. Income Taxes

The Company recognizes deferred tax assets and liabilities for estimated future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. Because of its historical losses from operations, the Company established a valuation allowance for the net deferred tax assets. During the three months ended September 30, 2010, the Company recorded income tax expense of $9,000, primarily related to estimated U.S. federal income taxes for fiscal 2011, net of earned foreign research and development tax credits.

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the three months ended September 30, 2010 and 2009, the Company had no significant unrecognized tax benefits in the accompanying unaudited condensed consolidated financial statements. As of September 30, 2010 and June 30, 2010, the Company had no accrued penalties or interest related to uncertain tax positions.

9. Loss Per Share

Basic net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share was computed by dividing the net loss by the sum of (i) the weighted average number of common shares outstanding and (ii) the weighted average number of common shares that would be issued on the conversion of all dilutive securities outstanding. Potentially dilutive shares were not included in the calculation of diluted net loss per share for each of the three months ended September 30, 2010 and 2009 as their inclusion would be anti-dilutive.

Potentially dilutive shares at September 30, 2010 and 2009 were as follows:

	September 30,
	2010	2009
Options	2,500,320	1,899,182
Warrants	10,997,681	11,097,681

	13,498,001	12,996,863

10. Comprehensive Loss

Comprehensive loss for the three months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,
	2010	2009
	(In thousands)
Net loss	$(3,108)	$(1,591)
Foreign currency translation adjustments	717	(671)
Net unrealized gain on marketable securities	5	—

Comprehensive loss	$(2,386)	$(2,262)

11. Subsequent Event

In October 2010, the Company exercised an option to renew the lease of its Watertown, Massachusetts facility for three years through April 2014 on terms substantially equivalent to the current lease. The Company has evaluated subsequent events from September 30, 2010 through the date of the issuance of these financial statements and has determined that no material subsequent events have occurred that would affect the information presented in these financial statements or require additional disclosure.

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

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements: Alimera’s ability to obtain regulatory approval of and successfully commercialize Iluvien; risk/benefit profile of Iluvien; timeliness of approval, if any, of Iluvien and any limitations on uses thereof; ability to complete clinical trials and obtain regulatory approval of other product candidates; ability to raise capital; ability to achieve profitability; impairment of intangibles; fluctuations in the fair values of certain outstanding warrants; fluctuations in operating results; ability to derive revenues from Retisert; ability to obtain partners to develop and market products; termination of license agreements; competition; market acceptance of products and product candidates; reduction in use of products as a result of future publications; ability to protect intellectual property or infringement of others’ intellectual property; retention of key personnel; product liability; consolidation in the pharmaceutical and biotechnology industries; compliance with environmental laws; manufacturing risks; risks and costs of international business operations; credit and financial market conditions; legislative or regulatory changes; volatility of stock price; possible dilution through exercise of outstanding warrants and stock options or future stock issuances; possible influence by Pfizer; ability to pay any registration penalties; absence of dividends; and other factors described in our filings with the Securities and Exchange Commission. You should read and interpret any forward-looking statements together with these risks. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

Our forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes makes it clear that any projected results expressed or implied in such statements will not be realized.

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

Iluvien®, the product candidate with Priority Review, is designed to provide sustained release treatment for Diabetic Macular Edema (DME). DME is a leading cause of vision loss for people under the age of 65 and has been estimated to affect over 1,000,000 people in the United States. Using the third generation of our Durasert technology system, Iluvien is injected into the eye and delivers the corticosteroid fluocinolone acetonide (FA) over a period of up to 3 years.

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

Our two FDA-approved products utilize earlier generations of our Durasert technology system, second-generation Retisert® for the treatment of posterior uveitis, and first-generation Vitrasert® for the treatment of AIDS-related cytomegalovirus retinitis. We have licensed both of these products and the technologies underlying them to Bausch & Lomb. Retisert provides sustained release treatment for approximately two and a half years, and Vitrasert provides sustained release treatment for six to nine months.

Under our worldwide collaborative research and license agreement with Pfizer, we are working together on a joint research program aimed at developing certain ophthalmic applications of our sustained drug delivery technologies not licensed to others.

BioSilicon, our other principal technology system, is a fully-erodible, nanostructured, porous silicon designed to provide sustained delivery of various therapeutics, including small drug molecules, proteins and peptides. Based on results of our preliminary studies, we are currently targeting BioSilicon as a second key prong of our drug delivery technology platform.

Medidur™, Durasert™ and BioSilicon™ are our trademarks. Retisert® and Vitrasert® are Bausch & Lomb’s trademarks, and Iluvien® is Alimera’s trademark.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires that we make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates, judgments and assumptions on historical experience, anticipated results and trends, and on various other factors that we believe are reasonable under the circumstances at the time. By their nature, these estimates, judgments and assumptions are subject to an inherent degree of uncertainty. Actual results may differ from our estimates under different assumptions or conditions. In our Annual Report on Form 10-K for the year ended June 30, 2010, we set forth our critical accounting policies and estimates, which included revenue recognition and the carrying value of our intangible assets. There have been no material changes to our critical accounting policies from the information provided in our 2010 Annual Report on Form 10-K as filed with the SEC.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009:

	Three Months Ended September 30,		Change
	2010	2009	Amounts	%
	(In thousands except percentages)
Revenues	$476	$3,383	$(2,907)	(86)%

Operating expenses:
Research and development	1,742	1,800	(58)	(3)%
General and administrative	2,169	1,690	479	28%

Total operating expenses	3,911	3,490	421	12%

Loss from operations	(3,435)	(107)	(3,328)	3,110%

Other income (expense):
Change in fair value of derivatives	338	(1,519)	1,857	122%
Interest income	6	2	4	200%
Other (expense) income, net	(8)	9	(17)	(189)%

Total other income (expense)	336	(1,508)	1,844	122%

Loss before income taxes	(3,099)	(1,615)	(1,484)	92%
Income tax (expense) benefit	(9)	24	(33)	(138)%

Net loss	$(3,108)	$(1,591)	$(1,517)	95%

Revenues

Revenues decreased by approximately $2.9 million, or 86%, to $476,000 for the three months ended September 30, 2010 from approximately $3.4 million for the three months ended September 30, 2009. On December 31, 2009, we completed the 21.5 month performance obligation period during which we amortized to revenues the consideration received from Alimera in connection with our 2008 amended collaboration agreement. Collaborative research and development revenue related to our Alimera collaboration agreement totaled $54,000 and approximately $3.2 million for the three months ended September 30, 2010 and 2009, respectively.

We would be entitled to receive a $25.0 million milestone payment from Alimera within 30 days following FDA approval of Iluvien. Absent FDA approval of Iluvien during fiscal year 2011, we currently expect to record an insignificant amount of collaborative research and development revenue attributable to the Alimera collaboration agreement in fiscal year 2011.

Pursuant to a June 2005 side letter to the collaboration agreement with Bausch & Lomb, we received $3.0 million from Bausch & Lomb as an advance payment in lieu of $6.25 million of future Retisert royalties that otherwise would have been payable to us. The advance royalty was completed as of June 30, 2010. Royalty income from sales of Retisert for the three months ended September 30, 2010 totaled $373,000 compared to $374,000 of royalties that would otherwise have been payable for the three months ended September 30, 2009.

Research and Development

Research and development decreased by $58,000, or 3%, to approximately $1.7 million for the three months ended September 30, 2010 from $1.8 million for the three months ended September 30, 2009. This decrease was primarily attributable to the absence in the current period of $140,000 of third-party costs of our BrachySil clinical program in the prior year period, partially offset by increased costs of pre-clinical studies and related supplies.

General and Administrative

General and administrative increased by $479,000, or 28%, to approximately $2.2 million for the three months ended September 30, 2010 from approximately $1.7 million for the three months ended September 30, 2009. This increase was primarily attributable to increased professional fees and stock-based compensation.

Change in Fair Value of Derivatives

Change in fair value of derivatives represented income of $338,000 for the three months ended September 30, 2010 compared to expense of approximately $1.5 million for the three months ended September 30, 2009. This net change was due to the increased spread between the US$-equivalent weighted average exercise price of the A$-denominated warrants during the current period compared to a corresponding decrease in the spread for the prior year period and the short remaining life of these warrants (weighted average of 5.5 months at September 30, 2010).

Utilizing the Black-Scholes valuation model, we record the fair value of detachable warrants issued in connection with prior years’ share offerings denominated in A$ as a derivative liability at each balance sheet date, and changes in their fair values result in corresponding income or expense in our statement of operations for those periods. Fluctuations in the fair values of these warrants, which could be substantial, particularly given their short remaining life, will continue to affect our operating results until the last-to-expire of these warrants in July 2012.

Interest Income

Interest income of $6,000 for the three months ended September 30, 2010 compared to $2,000 for the three months ended September 30, 2009. This increase was attributable to a combination of higher average interest-bearing balances and marginally higher interest rates on investments in marketable securities during the three months ended September 30, 2010.

Income Tax (Expense) Benefit

Income tax expense of $9,000 for the three months ended September 30, 2010 compared to an income tax benefit of $24,000 for the three months ended September 30, 2009. The net change was primarily attributable to a $21,000 increase in U.S. federal alternative minimum tax expense and an $11,000 decrease of foreign research and development tax credits earned by our U.K. subsidiary.

Liquidity and Capital Resources

During the past three fiscal years, we have financed our operations primarily from license fees, research and development funding and contingent cash payments from our collaboration partners and, to a lesser degree, from a July 2007 private placement of our equity securities. At September 30, 2010, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities totaling approximately $15.3 million. Our cash equivalents are invested in institutional money market funds and our marketable securities are invested in investment-grade corporate debt, government agency securities and commercial paper with maturities at September 30, 2010 ranging from 3 to 10 months.

With the exception of fiscal year 2010, we have incurred operating losses each year since inception and, at September 30, 2010, we had a total accumulated deficit of $221.4 million. We generally expect negative cash flows from operations on a quarterly basis at least until such time as one or more of our product candidates achieve regulatory approval and sufficient revenues. We believe we can fund our operations as currently conducted into at least calendar year 2012. Whether we will require, or desire, to raise additional capital will be influenced by many other factors, including, but not limited to:

•	the continuation of our collaborations with Pfizer and Alimera, including their continued funding of our programs and our receipt of applicable milestone, royalty and other payments;

•	the timing of FDA regulatory approval and commercialization of Iluvien;

•	the amount of quarterly royalty payments from sales of Retisert;

•	the scope and extent of our internally funded existing operations and programs, any new product candidates and any new business opportunities;

•	our ability to establish and maintain strategic arrangements for product candidates for research, development, clinical testing, manufacturing and marketing;

•	the success of our products and product candidates, including the timing and costs of regulatory approvals and the commercial success of approved products;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and

•	changes in our operating plan, including the pursuit of new business opportunities, which may affect our need for capital.

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

Our consolidated statements of cash flows are summarized as follows:

	Three Months Ended September 30,		Change
	2010	2009
	(In thousands)
Net loss:	$(3,108)	$(1,591)	$(1,517)
Changes in operating assets and liabilities	(74)	(2,000)	1,926
Other adjustments to reconcile net loss to cash flows from operating activities	963	2,666	(1,703)

Net cash used in operating activities	$(2,219)	$(925)	$(1,294)

Net cash used in investing activities	$(3,175)	$—	$(3,175)

Net cash used in operating activities increased by approximately $1.3 million to $2.2 million for the three months ended September 30, 2010 compared to $925,000 for the three months ended September 30, 2009. The net increase of cash used in operating activities consisted of a $970,000 decrease of collaborative research and development and royalty cash inflows and a net $325,000 increase in operating cash outflows.

Net cash used in investing activities consisted predominantly of approximately $3.5 million of purchases and $300,000 of maturities of marketable securities during the three months ended September 30, 2010. There was no cash used in investing activities for the three months ended September 30, 2009.

We had no borrowings or line of credit facilities as of September 30, 2010.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2010 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to changes in the valuation of derivative liabilities, foreign currency exchange rates and interest rates.

Derivative Liabilities

At September 30, 2010, the balance of our derivative liabilities, which relate to warrants denominated in A$, totaled $972,000 and was determined using the Black-Scholes valuation model. The change in fair value of derivatives resulted in income of $338,000 and expense of approximately $1.5 million for the three months ended September 30, 2010 and 2009, respectively.

Our financial position and results of operations will continue to be sensitive to future revaluations of these derivative liabilities. At September 30, 2010, these warrants had a weighted average remaining contractual life of approximately 5.5 months and a weighted average exercise price of $9.25 per share compared to the $4.38 NASDAQ closing price of our common shares. The primary factor that impacts the change in fair value of these derivatives is the change in the spread between our share price and the US$-equivalent weighted average exercise price. Reduction of the remaining contractual life of the warrants, assuming that share price, volatility and A$ to US$ exchange rate remain constant, would result in a significant decrease of the derivative liability value during the remainder of fiscal year 2011. Changes in risk-free interest rates have a de minimis effect.

The following table summarizes the sensitivity of our consolidated statement of operations for the three months ended September 30, 2010 to assumed increases or decreases of our share price at September 30, 2010:

	Decrease in Share Price			Current Price	Increase in Share Price
	-15%	-10%	-5%		+5%	+10%	+15%
	(In thousands)
Change in fair value of derivatives - income (expense)	$402	$284	$150	$—	$(167)	$(353)	$(556)

Foreign Currency Exchange Rates

We conduct operations in two principal currencies, the U.S. dollar and the Pound Sterling (£). The U.S. dollar is the functional currency for our U.S. operations, and the Pound Sterling is the functional currency for our U.K. operations. Changes in the foreign exchange rate of the U.S. dollar and Pound Sterling impact the net operating expenses of our U.K. operations. For the three months ended September 30, 2010, the strengthening of the U.S. dollar compared to the comparable period of the prior year resulted in a net decrease in research and development expenses of approximately $50,000. All cash and cash equivalents, and most other asset and liability balances, are denominated in each entity’s functional currency and, accordingly, we do not consider our statement of operations exposure to realized and unrealized foreign currency gains and losses to be significant.

Changes in the foreign exchange rate of the U.S. dollar and Pound Sterling also impact total stockholders’ equity. At September 30, 2010, compared to June 30, 2010, the weakening of the U.S. dollar in relation to the Pound Sterling resulted in a net increase of approximately $720,000 in stockholders’ equity due to the translation of approximately £9.5 million of net assets of our U.K. operations, predominantly the BioSilicon technology intangible asset, into U.S. dollars. For every incremental 5% strengthening or weakening of the U.S. dollar at September 30, 2010 in relation to the Pound Sterling, our stockholders’ equity at September 30, 2010 would have decreased or increased, respectively, by approximately $750,000.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

pSivida Corp.

Date: November 9, 2010	By:	/S/ PAUL ASHTON
	Name:	Paul Ashton
	Title:	President and Chief Executive Officer