Form 10-Q
period 2011-03-31
pSivida Corp.
filed 2011-05-11
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

There were 20,742,642 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 6, 2011.

PSIVIDA CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	March 31, 2011	June 30, 2010

Assets
Current assets:
Cash and cash equivalents	$13,296	$15,514
Marketable securities	9,770	2,051
Accounts and other receivables	832	1,111
Prepaid expenses and other current assets	440	358

Total current assets	24,338	19,034
Property and equipment, net	135	43
Intangible assets, net	22,406	23,877
Other assets	61	60

Total assets	$46,940	$43,014

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$320	$387
Accrued expenses	908	1,158
Deferred revenue	84	79
Derivative liabilities	180	1,310

Total current liabilities	1,492	2,934
Deferred revenue	8,322	6,817
Deferred tax liabilities	132	222

Total liabilities	9,946	9,973

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 60,000,000 shares authorized, 20,742,642 and 18,531,392 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	21	19
Additional paid-in capital	262,311	250,796
Accumulated deficit	(226,783)	(218,295)
Accumulated other comprehensive income	1,445	521

Total stockholders’ equity	36,994	33,041

Total liabilities and stockholders’ equity	$46,940	$43,014

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Revenues:
Collaborative research and development	$56	$490	$218	$7,242
Royalty income	304	25	1,032	89

Total revenues	360	515	1,250	7,331

Operating expenses:
Research and development	1,737	1,680	5,013	5,208
General and administrative	1,762	1,698	5,932	5,206

Total operating expenses	3,499	3,378	10,945	10,414

Loss from operations	(3,139)	(2,863)	(9,695)	(3,083)

Other income (expense):
Change in fair value of derivatives	334	226	1,130	(1,210)
Interest income	7	—	19	2
Other income (expense), net	—	4	(11)	9

Total other income (expense)	341	230	1,138	(1,199)

Loss before income taxes	(2,798)	(2,633)	(8,557)	(4,282)
Income tax benefit (expense)	113	(72)	69	(38)

Net loss	$(2,685)	$(2,705)	$(8,488)	$(4,320)

Basic and diluted net loss per share:	$(0.13)	$(0.15)	$(0.45)	$(0.24)

Weighted average common shares outstanding:
Basic and diluted	20,177	18,480	19,072	18,363

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value Amount

Balance at July 1, 2010	18,531,392	$19	$250,796	$(218,295)	$521	$33,041

Comprehensive loss:
Net loss	—	—	—	(8,488)	—	(8,488)
Foreign currency translation adjustments	—	—	—	—	925	925
Net unrealized loss on marketable securities	—	—	—	—	(1)	(1)

Total comprehensive loss						$(7,564)

Stock issued, net of issue costs	2,210,000	2	10,040			10,042
Exercise of stock options	1,250	—	2			2
Stock-based compensation	—	—	1,473	—	—	1,473

Balance at March 31, 2011	20,742,642	$21	$262,311	$(226,783)	$1,445	$36,994

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(8,488)	$(4,320)

Adjustments to reconcile net loss to cash flows from operating activities:
Amortization of intangible assets	2,462	2,499
Depreciation of property and equipment	38	27
Change in fair value of derivatives	(1,130)	1,210
Stock-based compensation expense	1,473	1,102
Amortization of bond premium on marketable securities	104	—
Deferred tax benefit	(90)	—
Changes in operating assets and liabilities:
Accounts receivable and other current assets	215	70
Accounts payable and accrued expenses	(437)	(289)
Deferred revenue	1,438	(4,008)

Net cash used in operating activities	(4,415)	(3,709)

Cash flows from investing activities:
Purchases of marketable securities	(10,933)	—
Maturities of marketable securities	3,109	—
Purchases of property and equipment	(68)	—

Net cash used in investing activities	(7,892)	—

Cash flows from financing activities:
Proceeds from issuance of stock	11,050	—
Stock issuance costs	(971)	—
Exercise of warrants	—	484
Exercise of stock options	2	318

Net cash provided by financing activities	10,081	802

Effect of foreign exchange rate changes on cash and cash equivalents	8	(21)

Net decrease in cash and cash equivalents	(2,218)	(2,928)
Cash and cash equivalents at beginning of period	15,514	6,899

Cash and cash equivalents at end of period	$13,296	$3,971

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$56	$170

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment	61	—
Stock issuance costs	37	—

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Operations and Basis of Presentation

The accompanying condensed consolidated financial statements of pSivida Corp. and subsidiaries (the “Company”) for the three and nine months ended March 31, 2011 and 2010 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2010. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended June 30, 2010, and include all adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year or any future period.

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

ILUVIEN®, the Company’s lead product candidate under FDA review, uses the third generation of the Durasert technology system to deliver the corticosteroid fluocinolone acetonide (“FAc”) over a period of up to 3 years for the treatment of Diabetic Macular Edema (“DME”). ILUVIEN is licensed to Alimera Sciences, Inc. (“Alimera”). Based on analysis of 24-month data from Phase III trials, Alimera filed an NDA with the FDA in June 2010 and registration filings in various European countries in July 2010. After granting Priority Review status, the FDA issued a Complete Response Letter (“CRL”) in December 2010, which communicated the FDA’s decision that the NDA for ILUVIEN for DME could not be approved in its then present form. In the CRL, the FDA requested analyses of safety and efficacy data through month 36, including exploratory analyses in addition to those analyses previously submitted in the NDA, to further assess the relative benefits and risks of ILUVIEN, as well as other information. On February 3, 2011, Alimera reported 36-month safety and efficacy data from the completed trials, which Alimera stated it would submit to the FDA as part of the pending NDA. On May 3, 2011, 36-month data for the subgroup of patients who had been diagnosed with DME for three or more years at entry of the trials was reported. Alimera stated that it also plans to submit this subgroup data to the FDA in support of the pending NDA. Alimera has reported that it expects to submit the new safety and efficacy data to the FDA by May 13, 2011. Under the Company’s collaboration agreement with Alimera, ILUVIEN is also being studied in investigator-sponsored pilot clinical trials designed to assess the safety and efficacy of ILUVIEN in both wet and dry Age-Related Macular Degeneration and Retinal Vein Occlusion.

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

The Company’s future operating results may vary from year to year and quarter to quarter, and such variations could be significant. Future operating results are expected to depend upon the amounts of payments that may be received from, and revenue recognition associated with, its current and any potential future collaboration arrangements and the clinical development costs and outcomes of its product candidates. The Company anticipates that existing capital resources of $23.1 million at March 31, 2011 should enable it to maintain its current and planned operations into at least calendar year 2013. The Company’s ability to fund its planned operations internally beyond then may be substantially dependent upon the FDA approval of ILUVIEN, and the timing thereof, which would result in a $25.0 million milestone payment due from Alimera, as well as the successful commercialization of ILUVIEN by Alimera.

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

On January 24, 2011, the Company completed a registered direct offering of 2,210,000 shares of its common stock and warrants to purchase 552,500 shares of its common stock to institutional investors for gross proceeds of $11.05 million. The shares and warrants were sold in units, each unit consisting of one share together with 0.25 of one warrant, at a negotiated price of $5.00 per unit. Each whole warrant has an exercise price of $5.00 per share and a five-year term. Placement agent fees and other share issue costs totaled $1.0 million.

Warrants to Purchase Common Shares

The following table provides a reconciliation of all US$-denominated warrants for the nine months ended March 31, 2011 and 2010:

	Nine Months Ended March 31,
	2011		2010
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Balance at beginning of period	7,062,248	$7.53	7,162,248	$7.50
Issued	552,500	5.00	—	—
Exercised	—	—	(100,000)	4.84

Balance and exercisable at end of period	7,614,748	$7.35	7,062,248	$7.53

At March 31, 2011, these outstanding warrants had a weighted average remaining life of 1.2 years.

The following table provides a reconciliation of all A$-denominated warrants for the nine months ended March 31, 2011 and 2010:

	Nine Months Ended March 31,
	2011		2010
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
		A$		A$

Balance at beginning of period	3,935,433	9.54	3,935,433	9.54
Expired	(3,218,745)	9.47	—	—

Balance and exercisable at end of period	716,688	9.89	3,935,433	9.54

The weighted average exercise price of these warrants translated to $ was $10.20 at March 31, 2011 and $8.78 at March 31, 2010. Of the remaining 716,688 outstanding warrants at March 31, 2011, 511,209 expired in April 2011 and 205,479 have a remaining life of 1.30 years and an exercise price of A$7.68 ($7.92).

Because the potential exercise of the A$-denominated warrants would result in a variable amount of proceeds in the Company’s functional currency, the fair value of the warrants was recorded as a derivative liability, with a corresponding reduction in additional paid-in capital, subject to revaluation of the liability on a recurring basis through the statement of operations. The fair value of the warrants is determined using a Black-Scholes model. The net change in the fair values of these derivative liabilities resulted in income of $334,000 for the three months ended March 31, 2011 compared to income of $226,000 for the same period a year earlier and income of $1.1 million for the nine months ended March 31, 2011 compared to expense of $1.2 million a year earlier. The change in the fair value of these derivative liabilities is primarily attributable to the combination of the spread between the Company’s share price and the US$-equivalent exercise prices of the underlying warrants and the short remaining contractual life of the warrants.

3.	License and Collaboration Agreements

Alimera Sciences, Inc.

Under a collaboration agreement with Alimera, as amended in March 2008 (the “Alimera Agreement”), the Company licensed Alimera the rights to develop, market and sell certain products, including ILUVIEN. Upon amendment of the Alimera Agreement in March 2008, the Company received consideration of $12.0 million and Alimera cancelled $5.7 million of accrued development cost liabilities, including related penalties and accrued interest, owed by the Company to Alimera. In addition, the Company received a $15.0 million conditional note providing for aggregate principal and interest payments of up to approximately $21.3 million through September 2012, Alimera agreed to make a $25.0 million milestone payment upon FDA approval of ILUVIEN, and Alimera assumed all financial responsibility for the development of licensed products under the Alimera Agreement, which had previously been shared equally, including reimbursement of approved development costs incurred by the Company in support of the ongoing clinical studies of ILUVIEN and anticipated regulatory submissions. In exchange, the Company decreased its share in any future profits, as defined, on sales of ILUVIEN by Alimera from 50% to 20%, subject to an offset of 20% of pre-profitability commercialization costs, as defined, incurred by Alimera. In the event Alimera sublicenses commercialization, the Company is entitled to receive 20% of royalties and 33% of non-royalty consideration received by Alimera, less certain permitted deductions. On April 27, 2010, Alimera paid the $15.0 million conditional note in full together with $225,000 of accrued and unpaid interest.

The initial $18.3 million of deferred revenue was recognized as revenue on a straight-line basis over the 21.5 month performance period from the effective date of the amended Alimera Agreement through December 31, 2009. All additional cash consideration received from Alimera during the performance period, which consisted of conditional note payments and development cost reimbursements, was recognized as revenue during the performance period using the cumulative catch-up method.

Revenue related to the Alimera Agreement totaled $35,000 and $156,000 for the three and nine months ended March 31, 2011, respectively, compared to $420,000 and $7.0 million for the three and nine months ended March 31, 2010, respectively. These revenues represented the primary component of the Company’s collaborative research and development revenue for these periods.

Pfizer

In April 2007, the Company and Pfizer entered into a worldwide collaborative research and license agreement (the “Pfizer Agreement”), which superseded a December 2006 research agreement, under which the Company licensed Pfizer certain of the Company’s technologies for use in the development of ophthalmic applications not licensed to others. The Pfizer Agreement provides for a joint research program, for which Pfizer pays the Company a minimum of $500,000 quarterly in consideration of the Company’s costs in performing the research program. These quarterly payments continue until the earlier of the commencement of the first Phase III clinical trial for a licensed product candidate or the termination of the Pfizer Agreement. The agreement also provides for potential development and sales-related milestone payments.

Following an evaluation of the multiple deliverables, the Company determined that the Pfizer Agreement and the preceding Pfizer research agreement should be combined for accounting purposes as a single unit of accounting. The Company is unable to define the time period of its overall deliverables and other obligations under the Pfizer Agreement and, as a result, all payments received from Pfizer through March 31, 2011, totaling $7.25 million, were classified in non-current deferred revenue.

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

Pursuant to a February 2009 supply agreement, the Company leased to Intrinsiq certain equipment for its use in manufacturing BioSilicon material. Subject to its right to terminate the lease, Intrinsiq will acquire title to the equipment upon the remittance of lease payments totaling $122,000 over the 2-year lease term, of which the first four payments of $24,000 each were received through March 2011.

The Company determined that the equipment lease component represented a separate element of this arrangement. Using the relative fair value method prescribed under the authoritative guidance, the Company allocated the arrangement consideration between the lease and license deliverables. The Company determined the performance period of the license arrangement to be 17 years, coinciding with the last to expire of the patents licensed to Intrinsiq, and is recognizing revenue for consideration allocated to the license arrangement on a straight-line basis over this period. The Company recognized collaborative research and development revenue of $21,000 and $62,000 for the three and nine months ended March 31, 2011, respectively, compared to $20,000 and $101,000 for the three and nine months ended March 31, 2010, respectively. The remaining balance of payments received, including minimum royalties, of $1.2 million was recorded as deferred revenue at March 31, 2011.

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

In June 2005, the Company received a $3.0 million advance from Bausch & Lomb in consideration of $6.25 million of future Retisert royalties that otherwise would be payable to the Company. During the quarter ended June 30, 2010, Bausch & Lomb retained the final portion of these royalties otherwise payable under the advance royalty agreement. Accounts receivable from Bausch & Lomb totaled $277,000 at March 31, 2011 and $342,000 at June 30, 2010.

4.	Intangible Assets

The reconciliation of intangible assets for the nine months ended March 31, 2011 and for the year ended June 30, 2010 is as follows:

	Nine Months Ended March 31, 2011	Year Ended June 30, 2010
	(In thousands)

Patents and licences
Gross carrying amount at beginning of period	$53,275	$56,559
Foreign currency translation adjustments	2,178	(3,284)

Gross carrying amount at end of period	55,453	53,275

Accumulated amortization at beginning of period	(29,398)	(27,757)
Amortization expense	(2,462)	(3,289)
Foreign currency translation adjustments	(1,187)	1,648

Accumulated amortization at end of period	(33,047)	(29,398)

Net book value at end of period	$22,406	$23,877

The net book value of the Company’s intangible assets is summarized as follows:

	March 31, 2011	June 30, 2010
	(In thousands)

BioSilicon technology	$15,298	$15,979
Durasert technology	7,108	7,898

	$22,406	$23,877

The Company amortizes its intangible assets with finite lives on a straight-line basis over their respective estimated useful lives. Amortization of intangible assets totaled $829,000 for the three months ended March 31, 2011 compared to $815,000 for the third quarter last year and $2.5 million for the nine months ended March 31, 2011 compared to $2.5 million for the same period last year. The carrying value of intangible assets at March 31, 2011 of $22.4 million is scheduled to be amortized on a straight-line basis over the remaining estimated useful life of 6.75 years, or approximately $3.2 million per year.

5.	Marketable Securities

The amortized cost, unrealized loss and fair value of the Company’s available-for-sale marketable securities at March 31, 2011 and June 30, 2010 were as follows:

	March 31, 2011
	Amortized Cost	Unrealized (Loss)	Fair Value
	(In thousands)

Corporate bonds	$6,923	$(3)	$6,920
Commercial paper	1,899	—	1,899
U.S. Government obligations	951	—	951

Total marketable securities	$9,773	$(3)	$9,770

	June 30, 2010
	Amortized Cost	Unrealized (Loss)	Fair Value
	(In thousands)

Corporate bonds	$1,304	$(2)	$1,302
U.S. Government obligations	449	—	449
Commercial paper	300	—	300

Total marketable securities	$2,053	$(2)	$2,051

During the nine months ended March 31, 2011, $10.9 million of marketable securities were purchased and $3.1 million matured. At March 31, 2011, marketable securities had maturities ranging between one and twelve months, with a weighted average maturity of 5.7 months.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. At March 31, 2011 and June 30, 2010, substantially all of the Company’s interest-bearing cash equivalent balances were concentrated in one institutional money market fund that has investments consisting primarily of certificates of deposit, commercial paper, time deposits, U.S. government agency securities, treasury bills and treasury repurchase agreements. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

The Company’s marketable securities are classified within Level 1 or Level 2 on the basis of valuations using quoted market price or alternative pricing sources and models utilizing market observable inputs, respectively. The Company’s derivative liabilities are classified as Level 3 and valued using the Black-Scholes model.

The following table summarizes the Company’s assets and liabilities carried at fair value measured on a recurring basis at March 31, 2011 and June 30, 2010 by valuation hierarchy:

	March 31, 2011
	Total carrying value at March 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)

Assets:
Cash equivalents	$10,157	$9,757	$400	$—
Marketable securities	9,770	6,920	2,850	—

	$19,927	$16,677	$3,250	$—

Liabilities:
Derivative liabilities	$180	$—	$—	$180

	June 30, 2010
	Total carrying value at June 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)

Assets:
Cash equivalents	$15,055	$15,055	$—	$—
Marketable securities	2,051	1,302	749	—

	$17,106	$16,357	$749	$—

Liabilities:
Derivative liabilities	$1,310	$—	$—	$1,310

The Company’s derivative liabilities were classified as Level 3 and valued using the Black-Scholes model. At March 31, 2011 and June 30, 2010, the fair values were derived by applying the following assumptions:

	March 31, 2011	June 30, 2010

Expected term (in years)	0.01 - 1.30	0.5 - 2.04
Stock volatility	95%	95%
Risk-free interest rate	0.01% - 0.45%	0.22% - 0.63%
Expected dividends	0%	0%

The reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(In thousands)

Balance at beginning of period	$514	$2,407	$1,310	$971
Change in fair value of derivative - other income (expense)	334	226	1,130	(1,210)

Balance at end of period	$180	$2,181	$180	$2,181

7.	Stock-Based Compensation

As of March 31, 2011, the Company had two shareholder-approved stock-based compensation plans: the 2008 Incentive Plan, as amended on November 19, 2009 (the “2008 Plan”), and the Employee Share Option Plan (the “2001 Plan”).

2008 Incentive Plan

The 2008 Plan provides for the issuance of a maximum of 3,491,255 shares of common stock in satisfaction of stock-based awards to directors, executives, employees and consultants.

The following table provides a reconciliation of stock option activity under the 2008 Plan for the nine months ended March 31, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)

Outstanding at July 1, 2010	1,966,000	$2.36
Granted	762,980	3.45
Exercised	(1,250)	1.81
Forfeited	(58,122)	3.21
Cancelled	(1,250)	1.81

Outstanding at March 31, 2011	2,668,358	$2.65	8.32	$3,429

Outstanding at March 31, 2011 - vested or unvested and expected to vest	2,485,412	$2.61	8.27	$3,285

Exercisable at March 31, 2011	995,500	$2.23	7.87	$1,697

Option grants for the nine months ended March 31, 2011 consisted of 371,705 options with ratable annual vesting over 4 years, 256,275 options with 2-year cliff vesting subject to performance and service conditions and 135,000 options issued to non-executive directors with 1-year cliff vesting. A total of 444,000 options vested during the nine months ended March 31, 2011.

In determining the grant date fair value of stock options, the Company uses the Black-Scholes option pricing model. The Company calculated the Black-Scholes value of employee options awarded during the nine months ended March 31, 2011 based on the following key assumptions:

Nine Months Ended March 31, 2011
Option life (in years)	3.50 - 6.25
Stock volatility	95%
Risk-free interest rate	1.13% - 2.35%
Expected dividends	0%

Employee Share Option Plan

Following the Company’s reincorporation in the U.S. in June 2008, no further options have been or will be granted under the 2001 Plan.

The exercise prices of all outstanding options under the 2001 Plan at March 31, 2011 were in excess of the market price of the Company’s common shares at that date and, accordingly, the options had no aggregate intrinsic value at that date. A total of 37,500 options vested during the nine months ended March 31, 2011.

The following table provides a reconciliation of stock option activity under the 2001 Plan for the nine months ended March 31, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		A$	(in years)	A$

Outstanding at July 1, 2010	185,312	14.91
Cancelled	(50,312)	36.80

Outstanding and exercisable at March 31, 2011	135,000	6.75	1.34	—

At March 31, 2011, translated into $, the weighted average exercise price of outstanding and exercisable options was $6.96.

Stock-Based Compensation Expense

The Company’s statements of operations included total compensation expense from stock-based payment awards for the three and nine months ended March 31, 2011 and 2010, as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(In thousands)

Compensation expense from:
Stock options	$574	$389	$1,473	$992
Issuance of fully vested shares	—	—	—	110

	$574	$389	$1,473	$1,102

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(In thousands)

Compensation expense included in:
Research and development	$94	$69	$303	$238
General and administrative	480	320	1,170	864

	$574	$389	$1,473	$1,102

At March 31, 2011, there was $1.9 million of unrecognized compensation expense related to unvested share-based payment awards under the Company’s 2008 Plan, which is expected to be recognized as expense over a weighted average period of 1.57 years.

8.	Income Taxes

The Company recognizes deferred tax assets and liabilities for estimated future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. Because of its historical losses from operations, the Company established a valuation allowance for the net deferred tax assets. The Company recorded an income tax benefit of $113,000 and $69,000 for the three and nine months ended March 31, 2011, respectively, primarily related to a net $90,000 reduction of deferred tax liabilities and earned foreign research and development tax credits, partially offset by estimated federal income taxes.

For the three and nine months ended March 31, 2011 and 2010, the Company had no significant unrecognized tax benefits in the accompanying unaudited condensed consolidated financial statements. At March 31, 2011 and June 30, 2010, the Company had no accrued penalties or interest related to uncertain tax positions.

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

Potentially dilutive shares at March 31, 2011 and 2010 were as follows:

	March 31,
	2011	2010

Options	2,803,358	2,156,312
Warrants	8,331,436	10,997,681

	11,134,794	13,153,993

10.	Comprehensive Loss

Comprehensive loss for the three and nine month periods ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(In thousands)

Net loss	$(2,685)	$(2,705)	$(8,488)	$(4,320)
Foreign currency translation adjustments	523	(900)	925	(1,546)
Net unrealized loss on marketable securities	(6)	—	(1)	—

Comprehensive loss	$(2,168)	$(3,605)	$(7,564)	$(5,866)

11.	Subsequent Events

The Company has evaluated subsequent events from March 31, 2011 through the date of the issuance of these financial statements and has determined that no material subsequent events have occurred that would affect the information presented in these financial statements or require additional disclosure.

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

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements: ability to obtain additional capital uncertain; future losses; impairment of intangibles; fluctuations in the fair values of certain outstanding warrants; fluctuations in operating results; decline of royalty income from Bausch & Lomb; Alimera’s ability to obtain regulatory approval of ILUVIEN; Alimera’s ability to successfully commercialize ILUVIEN if approved; risk/benefit profile of ILUVIEN; timeliness of approval, if any, of ILUVIEN and any limitations on uses thereof; ability to complete clinical trials and obtain regulatory approval of other product candidates; ability to find partners to develop and market products; termination of license agreements; competition; market acceptance of products and product candidates; reduction in use of products as a result of future publications; ability to protect intellectual property or infringement of others’ intellectual property; retention of key personnel; product liability; consolidation in the pharmaceutical and biotechnology industries; compliance with environmental laws; manufacturing risks; risks and costs of international business operations; credit and financial market conditions; legislative or regulatory changes; volatility of stock price; possible dilution through exercise of outstanding warrants and stock options or future stock issuances; possible influence by Pfizer; ability to pay any registration penalties; absence of dividends; and other factors described in our filings with the Securities and Exchange Commission. You should read and interpret any forward-looking statements together with these risks. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

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

ILUVIEN®, our lead product candidate under FDA review, is designed to provide sustained release treatment for Diabetic Macular Edema (“DME”). DME is a leading cause of vision loss for people under the age of 65 and has been estimated to affect over 1,000,000 people in the United States. Using the third-generation of our Durasert technology system, ILUVIEN is injected into the eye and delivers the corticosteroid fluocinolone acetonide (“FAc”) over a period of up to 3 years. ILUVIEN is licensed to Alimera Sciences, Inc (“Alimera”). Under our collaboration agreement with Alimera, ILUVIEN is also being studied in investigator-sponsored pilot clinical trials designed to assess the safety and efficacy of ILUVIEN in both wet and dry Age-Related Macular Degeneration and Retinal Vein Occlusion.

Based on analysis of 24-month data from Phase III trials, Alimera filed an NDA with the FDA in June 2010 and registration filings in various European countries in July 2010. After granting Priority Review status, the FDA issued a Complete Response Letter (“CRL”) in December 2010, which communicated the FDA’s decision that the NDA for ILUVIEN for DME could not be approved in its then present form. In the CRL, the FDA asked for analyses of safety and efficacy data through month 36, including exploratory analyses in addition to those analyses previously submitted in the NDA, to further assess the relative benefits and risks of ILUVIEN, as well as other information. On February 3, 2011, Alimera reported 36-month safety and efficacy data from the completed clinical trials, which Alimera stated it would submit to the FDA as part of the pending NDA. On May 3, 2011, 36-month data for the subgroup of patients who had been diagnosed with DME for three or more years at entry of the trials was reported. Alimera stated that it also plans to submit this subgroup data to the FDA in support of the pending NDA. Alimera has reported that it expects to submit the new safety and efficacy data to the FDA by May 13, 2011.

Our two FDA-approved products utilize earlier generations of our Durasert technology system, second-generation Retisert® for the treatment of posterior uveitis and first-generation Vitrasert® for the treatment of AIDS-related cytomegalovirus retinitis. We have licensed both of these products and the technologies underlying them to Bausch & Lomb Incorporated (“Bausch & Lomb”). Retisert provides sustained release treatment for approximately two and a half years, and Vitrasert provides sustained release treatment for six to nine months.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010:

	Three Months Ended March 31,		Change
	2011	2010	Amounts	%
	(In thousands except percentages)

Revenues	$360	$515	$(155)	(30)%

Operating expenses:
Research and development	1,737	1,680	57	3%
General and administrative	1,762	1,698	64	4%

Total operating expenses	3,499	3,378	121	4%

Loss from operations	(3,139)	(2,863)	(276)	10%

Other income:
Change in fair value of derivatives	334	226	108	48%
Interest income	7	—	7	na
Other income, net	—	4	(4)	(100)%

Total other income	341	230	111	48%

Loss before income taxes	(2,798)	(2,633)	(165)	6%
Income tax benefit (expense)	113	(72)	185	257%

Net loss	$(2,685)	$(2,705)	$20	(1)%

Revenues

Revenues decreased by $155,000, or 30%, to $360,000 for the three months ended March 31, 2011 as compared to $515,000 for the three months ended March 31, 2010. Collaborative research and development revenue related to our Alimera Agreement totaled $35,000 for the three months ended March 31, 2011 as compared to $420,000 for the same period a year earlier.

We would be entitled to receive a $25.0 million milestone payment from Alimera if the FDA approves ILUVIEN. Absent FDA approval of ILUVIEN during the fiscal year ending June 30, 2011 (“fiscal year 2011”), we expect to record an insignificant amount of collaborative research and development revenue attributable to the Alimera Agreement in fiscal year 2011.

Pursuant to a June 2005 side letter to the collaboration agreement with Bausch & Lomb, we received $3.0 million from Bausch & Lomb as an advance payment in lieu of $6.25 million of future Retisert royalties that otherwise would have been payable to us. The advance royalty agreement was completed as of June 30, 2010. Royalty income from sales of Retisert for the three months ended March 31, 2011 totaled $277,000 compared to $391,000 of royalties that would otherwise have been payable for the three months ended March 31, 2010.

Research and Development

Research and development totaled $1.7 million for each of the three month periods ended March 31, 2011 and 2010. Increased personnel and pre-clinical studies costs were largely offset by the absence in the current year period of third-party costs of the BrachySil clinical program in the prior year period.

General and Administrative

General and administrative increased by $64,000, or 4%, to $1.8 million for the three months ended March 31, 2011 from $1.7 million for the three months ended March 31, 2010. This increase was primarily attributable to increased stock-based compensation, partially offset by lower professional fees.

Change in Fair Value of Derivatives

Change in fair value of derivatives represented income of $334,000 for the three months ended March 31, 2011 compared to income of $226,000 for the three months ended March 31, 2010. This net change was due to an increasing spread between the US$-equivalent weighted average exercise price of the A$-denominated warrants and the market price of our common shares during the current period. During the nine months ended March 31, 2011, 3.2 million, or 82%, of the A$-denominated warrants expired. An additional 511,000 A$-denominated warrants expired in April 2011, leaving 205,000 warrants outstanding with an expiration date of July 2012.

Utilizing the Black-Scholes valuation model, we record the fair value of warrants denominated in A$ as a derivative liability at each balance sheet date, and changes in their fair values result in corresponding income or expense in our statement of operations for those periods. Fluctuations in the fair values of these warrants will continue to affect our operating results until these warrants expire in July 2012.

Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010:

	Nine Months Ended March 31,		Change
	2011	2010	Amounts	%
	(In thousands except percentages)

Revenues	$1,250	$7,331	$(6,081)	(83)%

Operating expenses:
Research and development	5,013	5,208	(195)	(4)%
General and administrative	5,932	5,206	726	14%

Total operating expenses	10,945	10,414	531	5%

Loss from operations	(9,695)	(3,083)	(6,612)	214%

Other income (expense):
Change in fair value of derivatives	1,130	(1,210)	2,340	193%
Interest income	19	2	17	850%
Other (expense) income, net	(11)	9	(20)	(222)%

Total other income (expense)	1,138	(1,199)	2,337	195%

Loss before income taxes	(8,557)	(4,282)	(4,275)	100%
Income tax benefit (expense)	69	(38)	107	282%

Net loss	$(8,488)	$(4,320)	$(4,168)	96%

Revenues

Revenues decreased by $6.1 million, or 83%, to $1.3 million for the nine months ended March 31, 2011 from $7.3 million for the nine months ended March 31, 2010, reflecting the completion of the 21.5 month performance obligation period through December 31, 2009 during which we amortized to revenues the consideration received from Alimera in connection with the amendment of the Alimera Agreement. Collaborative research and development revenue related to our Alimera Agreement totaled $156,000 for the nine months ended March 31, 2011 as compared to $7.0 million for the nine months ended March 31, 2010.

Royalty income from sales of Retisert for the nine months ended March 31, 2011 totaled $952,000 compared to $1.1 million of royalties that would otherwise have been payable for the nine months ended March 31, 2010 absent the royalty advance agreement.

Research and Development

Research and development decreased by $195,000, or 4%, to $5.0 million for the nine months ended March 31, 2011 compared to $5.2 million for the nine months ended March 31, 2010. The combination of a $208,000 Federal research grant and the absence in the current year of third-party costs of the BrachySil clinical program in the prior year period were partially offset by increased personnel and pre-clinical studies costs.

General and Administrative

General and administrative increased by $726,000, or 14%, to approximately $5.9 million for the nine months ended March 31, 2011 from approximately $5.2 million for the nine months ended March 31, 2010. This increase was primarily attributable to increased professional fees and stock-based compensation.

Change in Fair Value of Derivatives

Change in fair value of derivatives represented income of $1.1 million for the nine months ended March 31, 2011 compared to expense of approximately $1.2 million for the nine months ended March 31, 2010. This net change was due to the increased spread between the US$-equivalent weighted average exercise price of the A$-denominated warrants and the market price of our common shares during the current period compared to a corresponding decrease in the spread for the prior year period and was also impacted by the expiration of 3.2 million, or 82%, of the A$-denominated warrants during the nine months ended March 31, 2011.

Liquidity and Capital Resources

During the past three fiscal years, we have financed our operations primarily from payments received pursuant to collaboration agreements and, to a lesser degree, from sales of our equity securities. In January 2011, we sold 2,210,000 shares of common stock and warrants to purchase 552,500 shares to institutional investors for net proceeds of approximately $10.0 million. At March 31, 2011, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities totaling $23.1 million. Our cash equivalents are invested in institutional money market funds and our marketable securities are invested in investment-grade corporate debt, government agency securities and commercial paper with maturities at March 31, 2011 ranging from 1 to 12 months.

With the exception of fiscal year 2010, we have incurred operating losses each year since inception and, at March 31, 2011, we had a total accumulated deficit of $226.8 million. We generally expect negative cash flows from operations on a quarterly basis at least until such time as one or more of our product candidates achieves regulatory approval and sufficient revenues. We believe we can fund our operations as currently conducted into at least calendar year 2013. Whether we will require, or desire, additional capital will be influenced by many factors, including, but not limited to:

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

Our consolidated statements of cash flows are summarized as follows:

	Nine Months Ended March 31,
	2011	2010	Change
	(In thousands)

Net loss:	$(8,488)	$(4,320)	$(4,168)
Changes in operating assets and liabilities	1,216	(4,227)	5,443
Other adjustments to reconcile net loss to cash flows from operating activities	2,857	4,838	(1,981)

Net cash used in operating activities	$(4,415)	$(3,709)	$(706)

Net cash used in investing activities	$(7,892)	$—	$(7,892)

Net cash provided by financing activities	$10,081	$802	$9,279

Net cash used in operating activities increased by $706,000 to $4.4 million for the nine months ended March 31, 2011 compared to $3.7 million for the nine months ended March 31, 2010. The net increase of cash used in operating activities consisted of (i) the absence in the current year period of $900,000 of Alimera conditional note payments and a $450,000 of Intrinsiq minimum royalty payment received during fiscal 2010 and (ii) a $680,000 increase in professional fees, partially offset by (i) $1.0 million of Retisert royalty payments received following the June 2010 completion of a royalty advance agreement with Bausch & Lomb and (ii) receipt of a $208,000 Federal research grant.

Net cash used in investing activities consisted predominantly of $10.9 million of purchases, net of $3.1 million of maturities, of marketable securities during the nine months ended March 31, 2011. No cash was used in investing activities for the nine months ended March 31, 2010.

Net cash provided by financing activities of $10.1 million for the nine months ended March 31, 2011 consisted of the net proceeds of the common stock and warrants offering. Net cash provided by financing activities of $802,000 for the nine months ended March 31, 2010 consisted of the exercise of investor warrants and employee stock options.

We had no borrowings or line of credit facilities as of March 31, 2011.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2011 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to changes in the valuation of derivative liabilities, foreign currency exchange rates and interest rates.

Derivative Liabilities

At March 31, 2011, the balance of our derivative liabilities, which relate to warrants denominated in A$, totaled $180,000 and was determined using the Black-Scholes valuation model. The change in fair value of derivatives resulted in income of $1.1 million for the nine months ended March 31, 2011 and expense of $1.2 million for the nine-month period a year earlier.

Our financial position and results of operations will continue to be sensitive to future revaluations of these derivative liabilities. At March 31, 2011, these warrants had a weighted average remaining contractual life of approximately 4.5 months and a weighted average exercise price of $10.20 per share compared to the $3.92 NASDAQ closing price of our common shares on that date. Of the 716,688 warrants outstanding at March 31, 2011, 511,209 warrants expired during April 2011 and the remaining 205,479 warrants have an expiry date of July 2012. The primary factor that impacts the change in fair value of these derivatives is the change in the spread between our share price and the US$-equivalent weighted average exercise price. Reduction of the remaining contractual life of the warrants, assuming that share price, volatility and A$ to US$ exchange rate remain constant, would result in a further decrease of the derivative liability value during the remainder of fiscal year 2011. Changes in risk-free interest rates have a de minimis effect.

The following table summarizes the sensitivity of our consolidated statement of operations for the three months ended March 31, 2011 to assumed increases or decreases of our share price at March 31, 2011:

	Decrease in Share Price			Current Price	Increase in Share Price
	-15%	-10%	-5%		+5%	+10%	+15%
	(In thousands)

Change in fair value of derivatives - income (expense)	$52	$36	$18	$—	$(19)	$(38)	$(59)

Foreign Currency Exchange Rates

We conduct operations in two principal currencies, the U.S. dollar and the Pound Sterling (£). The U.S. dollar is the functional currency for our U.S. operations, and the Pound Sterling is the functional currency for our U.K. operations. Changes in the foreign exchange rate of the U.S. dollar and Pound Sterling impact the net operating expenses of our U.K. operations. For the three months ended March 31, 2011, the weakening of the U.S. dollar compared to the comparable period of the prior year resulted in a net increase in research and development expenses of $20,000. All cash and cash equivalents, and most other asset and liability balances, are denominated in each entity’s functional currency and, accordingly, we do not consider our statement of operations exposure to realized and unrealized foreign currency gains and losses to be significant.

Changes in the foreign exchange rate of the U.S. dollar and Pound Sterling also impact total stockholders’ equity. At March 31, 2011, compared to December 31, 2010, the weakening of the U.S. dollar in relation to the Pound Sterling resulted in a net increase of $523,000 in stockholders’ equity due to the translation of £8.9 million of net assets of our U.K. operations, predominantly the BioSilicon technology intangible asset, into U.S. dollars. For every incremental 5% strengthening or weakening of the U.S. dollar at March 31, 2011 in relation to the Pound Sterling, our stockholders’ equity at March 31, 2011 would have decreased or increased, respectively, by $715,000.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our cash, cash equivalents and marketable securities totaled $23.1 million at March 31, 2011, and included net proceeds of $10.1 million in a registered direct offering completed on January 24, 2011. We believe we can fund our operations as currently conducted into at least calendar year 2013. Whether we will require, or desire, additional capital will be influenced by many factors, including, but not limited to:

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

With the exception of fiscal year 2010, we have incurred operating losses since our inception in 2000. For fiscal year 2010, we recorded net income of $8.8 million, primarily due to the accelerated payment in full by Alimera of a $15.0 million conditional note. For the fiscal years ended June 30, 2009 and 2008, we incurred net losses of $2.5 million and $75.7 million, respectively. We incurred a net loss of $8.5 million for the nine months ended March 31, 2011 and expect to incur net losses for the balance of fiscal year 2011 and for the foreseeable future unless ILUVIEN is approved and successfully commercialized. Even if ILUVIEN is approved and marketed, our profit share on sales of ILUVIEN, combined with any royalty income from our current products, and any other sources of revenue, may not be sufficient to result in profitability on an ongoing basis.

Our results could be adversely affected as a result of the impact of impairment of our intangible assets, which could adversely affect the price of our securities.

Impairment charges on our intangible assets could have a material effect on our results of operations, which could, in turn, adversely affect the price of our securities. We recorded significant amounts of intangible assets in connection with earlier acquisitions. We took a $60.1 million impairment charge on goodwill as of June 30, 2008 (which reduced the carrying value of our goodwill to zero) and a $45.3 million impairment charge on the recorded value of our Durasert intangible asset as of June 30, 2007. We still had $22.4 million of intangible assets on our balance sheet as of March 31, 2011, of which $15.3 million related to our BioSilicon technology and $7.1 million related to our Durasert technology. We will continue to conduct impairment analyses of our intangible assets as required, and we may be required to take impairment charges in the future, which could be significant.

Our results could be adversely affected by non-cash charges due to fluctuations in the fair values of certain of our outstanding warrants, which could adversely affect the price of our securities.

We previously issued warrants denominated in Australian dollars (A$). The fair values of these warrants have been recorded as derivative liabilities on our balance sheet. We are required to assess the fair value of these warrants at each balance sheet date, and changes in their fair values result in adjustments to our recorded derivative liabilities, and corresponding gains or losses in our statements of operations. The fair values of these warrants are sensitive to changes in our share price, among other factors, and are measured using the Black-Scholes valuation model. Fluctuations in the fair values of these warrants could be substantial and will continue to affect our operating results until these warrants expire in July 2012.

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

Alimera will not be able to market ILUVIEN for DME in the U.S. unless and until it receives FDA approval. Our ability to generate significant revenues from this product depends on the ability of Alimera to obtain regulatory approval for and successfully commercialize ILUVIEN. Based on Alimera’s analysis of the month 24 clinical readout of data from the FAME Study (“24 Month Data”), Alimera filed a New Drug Application (“NDA”) for approval of the low dose of ILUVIEN in the United States in June 2010, followed by registration filings in Austria, France, Germany, Italy, Portugal and Spain in July 2010. The FDA accepted Alimera’s submission and granted a Priority Review. The FDA issued a Complete Response Letter (“CRL”) to Alimera in December 2010, which communicated the FDA’s decision that the NDA for ILUVIEN for DME could not be approved in its then present form.

In the CRL, the FDA asked for analyses of safety and efficacy of the clinical readout of data from the FAME Study through month 36 (“36 Month Data”), including certain exploratory analyses in addition to analyses previously submitted in the NDA, to further assess the relative benefits and risks of ILUVIEN. In the CRL, the FDA requested additional information regarding controls and specifications concerning the manufacturing, packaging and sterilization of ILUVIEN, which Alimera reported it was in the process of compiling. Additionally, the FDA indicated in the CRL that it had observed deficiencies in current good manufacturing practices (“cGMP”) during facility inspections of two of Alimera’s third-party manufacturers, which were completed in August and September of 2010, and that all facilities and controls will need to comply with cGMP. Alimera reported that its third-party manufacturers were in the process of resolving these deficiencies.

On February 3, 2011, Alimera reported 36-month safety and efficacy data from the completed clinical trials, which Alimera stated it would submit to the FDA as part of the pending NDA. On May 3, 2011, 36-month data for the subgroup of patients who had been diagnosed with DME for three or more years at entry of the clinical trials was reported. Alimera stated that it also plans to submit this subgroup data to the FDA in support of the pending NDA. Alimera has reported that it expects to submit the new safety and efficacy data to the FDA by May 13, 2011.

Alimera reported that the FDA has issued letters to both of its third-party manufacturers indicating that the inspections are now closed, that Alimera believes that no further action is required and that it expects to include this information in the response it plans to file with the FDA.

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

In order to obtain approval to market ILUVIEN for DME in the U.S., Alimera will need to demonstrate to the FDA that ILUVIEN for DME is safe and efficacious and satisfy the FDA on each of the issues raised in the CRL. There is no assurance that the 36 Month Data for the full patient population or for the subgroup with chronic DME or other responses provided by Alimera and its third-party manufacturers will be sufficient to satisfy the FDA. The FDA may not grant marketing approval or it may request additional information from Alimera, including requesting data from additional clinical trials, and ultimately may not grant marketing approval for ILUVIEN. The FDA may limit the approval for ILUVIEN to a subgroup of DME patients such as those diagnosed with DME for three or more years. In addition, Alimera will also require regulatory approvals to sell ILUVIEN for DME in other countries, and there is no assurance that it will receive those approvals.

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

Alimera reported that it expects to obtain a regulatory agency waiver from the requirement to perform carcinogenicity studies of ILUVIEN in animals. Alimera’s month 18 readouts from its open-label Phase II human pharmacokinetic clinical trial (the “PK Study”) indicated to Alimera that there is negligible systemic absorption of the corticosteroid fluocinolone acetonide (“FAc”) in patients being treated with ILUVIEN. However, Alimera may be unable to demonstrate negligible systemic absorption of FAc in its PK Study beyond month 18, or may not obtain a regulatory agency waiver from the requirement to perform carcinogenicity studies of ILUVIEN in animals regardless. Alimera reported that if it is required to perform carcinogenicity studies of ILUVIEN in animals, the approval of ILUVIEN could be delayed by up to 36 months.

ILUVIEN utilizes FAc, a corticosteroid that has demonstrated undesirable side effects in the eye, and the success of ILUVIEN, therefore, will be dependent upon achieving an acceptable risk/benefit profile.

ILUVIEN utilizes FAc, a corticosteroid whose use in the eye has been associated with undesirable side effects such as increased incidence of intraocular pressure (“IOP”), which may increase the risk of glaucoma and cataract formation. Upon review of Alimera’s NDA for the low dose of ILUVIEN in the treatment of DME as well as the analysis of the 36 Month Data including the subgroup data, the FDA may conclude that Alimera’s FAME Study did not demonstrate that ILUVIEN has sufficient levels of efficacy to outweigh the risks associated with its side-effect profile. Conversely, the FDA may conclude that ILUVIEN’s side-effect profile does not demonstrate an acceptable risk/benefit relationship in line with ILUVIEN’s demonstrated efficacy. In the event of such conclusions, Alimera may not receive regulatory approval from the FDA or from similar regulatory agencies in other countries.

Even if Alimera receives regulatory approval for ILUVIEN, the FDA and other regulatory agencies may impose limitations on the indicated uses for which ILUVIEN may be marketed, may subsequently withdraw approval for ILUVIEN or may take other actions against ILUVIEN that would be adverse to our business.

Regulatory agencies generally approve products for particular indications. Alimera has indicated that it intends to file the subgroup data with respect to patients diagnosed with DME for three or more years in support of the pending NDA. If the FDA approves ILUVIEN only for this subgroup of patients, it may reduce the size of the potential market for ILUVIEN. The FDA or another regulatory authority may further limit the indications of use.

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

Our product candidates, other than ILUVIEN for DME, are in early stages of development. Product development involves a high degree of risk, and only a small proportion of research and development programs result in an approved product. If clinical trials that may be conducted by us or our licensees for any of our product candidates do not provide the necessary evidence of safety and effectiveness, those product candidates could not be manufactured and sold, and would not generate revenues. Clinical trials initiated by us or our licensees for product candidates may fail or be delayed by many factors, including the following:

•	our (or licensees’) lack of sufficient funding to pursue trials rapidly or at all;

•	our (or our licensees’) inability to attract clinical investigators for trials;

•	our (or our licenses’) inability to recruit patients in sufficient numbers or at the expected rate;

•	our inability to reach agreement with a licensee to undertake the clinical trials;

•	adverse side effects;

•	failure of the trials to demonstrate a product’s safety and efficacy;

•	our (or our licensees’) failure to meet FDA or other regulatory agency requirements for clinical trial design;

•	our (or our licensees’) inability to follow patients adequately after treatment;

•	changes in the design or manufacture of a product;

•	failures by, or changes in our (or our licensees’) relationship with, contract research organizations, third-party vendors and investigators responsible for pre-clinical testing and clinical trials;

•	our (or our licensees’) inability to manufacture sufficient quantities of materials for use in clinical trials;

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

Our business strategy includes entering into collaborative and licensing arrangements for the development and commercialization of our product candidates, and we currently have collaboration and licensing arrangements with Alimera, Pfizer, Bausch & Lomb and Intrinsiq Materials Cayman Limited. The curtailment or termination of any of these arrangements could adversely affect our business, our ability to develop and commercialize our products, product candidates and proposed products and our ability to fund operations.

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

We believe that pharmaceutical, drug delivery and biotechnology companies, research organizations, governmental entities, universities, hospitals, other nonprofit organizations and individual scientists are seeking to develop drugs, therapies, products, approaches or methods to treat our targeted diseases or their underlying causes. For many of our targeted diseases, competitors have alternate therapies that are already commercialized or are in various stages of development ranging from discovery to advanced clinical trials. For example, Roche Group recently reported positive results from its Phase III trials of Lucentis® for DME. Any of these drugs, therapies, products, approaches or methods may receive government approval or gain market acceptance more rapidly than our products and product candidates, may offer therapeutic or cost advantages, or may cure our targeted diseases or their underlying causes completely, which could reduce demand for our products and product candidates and could render them noncompetitive or obsolete. For example, sales of Vitrasert for the treatment of CMV retinitis, a disease that affects people with late-stage AIDS, declined significantly because of treatments that delay the onset of late-stage AIDS.

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

Our success is dependent on whether we can obtain patents, defend our existing patents and operate without infringing on the proprietary rights of third parties. As of March 31, 2011, we had 180 patents and 160 pending patent applications, including patents and pending applications covering our Durasert, BioSilicon and CODRUG™ technologies. Intellectual property protection of our technologies is uncertain. We expect to seek to patent and protect our proprietary technologies. However, there is no assurance that any additional patents will be issued to us as a result of our pending or future patent applications or that any of our patents will withstand challenges by others. In addition, we may not have sufficient funds to patent and protect our proprietary technologies to the extent that we would desire, or at all. If we were determined to be infringing any third party patent, we could be required to pay damages, alter our products or processes, obtain licenses, pay royalties or cease certain operations. We may not be able to obtain any required licenses on commercially favorable terms, if at all. In addition, many foreign country laws may treat the protection of proprietary rights differently from, and may not protect our proprietary rights to the same extent as, laws in the United States and Patent Co-operation Treaty countries.

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

As of April 30, 2011, we had outstanding approximately 7.8 million investor warrants and 2.8 million employee and director options to acquire shares of our common stock, or approximately 33.7% of our shares on a fully diluted basis.

Certain of the options are subject to performance conditions, and the exercise prices of all of these warrants and a small portion of the stock options were above the market price at that date. The issuance of shares of our common stock upon exercise of our outstanding warrants and stock options would result in dilution to the interests of other holders of our common stock and could adversely affect our stock price. The overhang of outstanding warrants and options may adversely affect our stock price. The warrant exercise prices may be adjusted under certain circumstances.

Pfizer owns a significant percentage of our common stock and is a collaborative partner and therefore may be able to influence our business in ways that are not beneficial to you.

Pfizer owned approximately 9.0% of our outstanding shares as of April 30, 2011 and is a collaborative partner. As a result, Pfizer may be able to exert significant influence over our board of directors and how we operate our business. The concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

pSivida Corp.

Date: May 11, 2011	By:	/s/ Paul Ashton
		Name:	Paul Ashton
		Title:	President and Chief Executive Officer