Form 10-K
period 2011-06-30
pSivida Corp.
filed 2011-09-13
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock on the NASDAQ Global Market on December 31, 2010, the last trading day of the registrant’s most recently completed second fiscal quarter, was approximately $82,346,000.

There were 20,750,642 shares of the registrant’s common stock, $0.001 par value, outstanding as of September 9, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive proxy statement, to be filed in connection with the Annual Meeting of Stockholders to be held on November 29, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PSIVIDA CORP.

Form 10-K

For the Fiscal Year Ended June 30, 2011

PART I

Preliminary Note Regarding Forward-Looking Statements

This Form 10-K and our 2011 Annual Report contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements are inherently subject to risks, uncertainties and potentially inaccurate assumptions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. All statements other than statements of historical fact could be deemed forward-looking statements, including, without limitation, any expectations of revenue, expenses, cash flows, earnings or losses from operations, capital or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development and commercialization timelines; any statements of expectations or belief; and any statements of assumptions underlying any of the foregoing. We often, although not always, identify forward-looking statements by using words or phrases such as the following: “likely”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “project”, “forecast” and “outlook”.

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

Introduction

We develop tiny, sustained release, drug delivery products designed to deliver drugs at a controlled and steady rate for months or years. We are currently focused on treatment of chronic diseases of the back of the eye utilizing our core technology systems, Durasert™ and BioSilicon™. ILUVIEN® for the treatment of Diabetic Macular Edema (DME), our most advanced product candidate, is currently under review by the U.S. Food and Drug Administration (FDA). An investigator-sponsored Investigational New Drug (IND) opened for an injectable insert designed to treat uveitis affecting the posterior segment of the eye (posterior uveitis) of the same design as ILUVIEN and an investigator-sponsored trial is ongoing for an injectable bioerodible insert designed to treat glaucoma and ocular hypertension. Our two FDA-approved products provide long-term, sustained drug delivery to treat two other chronic diseases of the retina.

ILUVIEN. We licensed the third generation injectable Durasert insert that delivers the corticosteroid fluocinolone acetonide (FAc) over a period of up to 3 years to Alimera Sciences, Inc. (Alimera) for the treatment and prevention of eye diseases in humans (other than uveitis). This insert is being developed by Alimera under its brand name ILUVIEN. Alimera completed two Phase III clinical trials (FAME™ Study) of ILUVIEN for the treatment of DME, a leading cause of vision loss for people under the age of 65 estimated to affect over 1,000,000 people in the United States.

Alimera submitted an NDA for ILUVIEN for DME to the FDA in June 2010 based on month 24 data from the FAME Study, received a Complete Response Letter (CRL) in December 2010 and resubmitted an NDA to the

FDA to respond to the CRL in May 2011. Alimera expects a response from the FDA in November 2011. Alimera stated that if approved, it plans to commercialize ILUVIEN for DME in the U.S. as soon as early 2012. In July 2010, Alimera submitted a Marketing Authorization Application for ILUVIEN for DME to the Medicines and Healthcare Products Regulatory Agency (MHRA) in the United Kingdom and to other regulatory authorities in Europe. Alimera reports that it anticipates submitting the final response to the MHRA and the other European regulatory authorities by December 31, 2011.

Under our collaboration agreement with Alimera, in addition to treating DME, ILUVIEN is also being studied in three Phase II clinical trials for the treatment of the dry form of Age-Related Macular Degeneration (AMD), the wet form of AMD and Retinal Vein Occlusion (RVO).

Other Product Development. In September 2011, an investigator-sponsored IND opened for a Phase I/II study of the safety and efficacy of our injectable, sustained release insert delivering FAc for the treatment of posterior uveitis. The insert is the same design as the insert being developed by Alimera for the treatment of DME and delivers the high and low dose of FAc used in the FAME Study. We did not license Alimera the rights to use the insert for uveitis. If successful, we plan to advance this product candidate into pivotal multi-center Phase III trials and reference the NDA for ILUVIEN for DME (including the clinical data from the FAME Study and the manufacturing and stability data) in potential posterior uveitis regulatory filings. We also plan to use a new inserter, with a smaller gauge needle than that used in the FAME Study, in any future posterior uveitis Phase III trials.

Under our recently amended collaborative research and license agreement with Pfizer Inc. (Pfizer), we granted Pfizer an exclusive option under various circumstances to license the development and commercialization worldwide of an injectable, bioerodible sustained release insert delivering latanoprost (Latanoprost Product) for the treatment of human ophthalmic disease or conditions other than uveitis. An investigator-sponsored Phase I/II dose-escalation study has been initiated to assess the safety and efficacy of this insert, which utilizes a fourth generation of our Durasert technology, in patients with elevated IOP.

In August 2011, we entered into an evaluation agreement with Hospital for Special Surgery (HSS) to investigate our Durasert drug delivery technologies in orthopedics.

Approved Products. Our two FDA-approved products utilize two earlier generations of our Durasert technology system, second-generation Retisert® for the treatment of posterior uveitis, and first-generation Vitrasert® for the treatment of AIDS-related cytomegalovirus (CMV) retinitis. We have licensed both of these products and the technologies underlying them to Bausch & Lomb Incorporated (Bausch & Lomb). Retisert delivers FAc to provide sustained release treatment for approximately two and a half years, and Vitrasert delivers ganciclovir to provide sustained release treatment for six to nine months.

BioSilicon. BioSilicon, the second key technology system we are targeting for sustained drug delivery, utilizes fully-erodible, nanostructured, porous material. Our primary focus is on Tethadur™, which utilizes BioSilicon to deliver large biologic molecules, including peptides and proteins, on a sustained basis. Our BioSilicon technology is also designed to deliver smaller molecules.

Medidur™, Durasert™, Tethadur™, BioSilicon™, BrachySil™ and CODRUG™ are our trademarks. Retisert® and Vitrasert® are Bausch & Lomb’s trademarks. ILUVIEN® and FAME™ are Alimera’s trademarks. This Report also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners.

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

Durasert Technology System

ILUVIEN, Retisert and Vitrasert, as well as our latanoprost and posterior uveitis product candidates, use different generations of our proprietary Durasert technology system, which delivers specific quantities of drugs directly to a target site in the body at controlled rates for predetermined periods of time ranging from weeks to years. The Durasert technology system is designed to provide the benefits of direct delivery of appropriate quantities of drug over an extended period, while addressing the drawbacks of systemic drug delivery, including adverse side effects characteristic of high dosing levels and reduced treatment benefits due to variations in drug levels at the target site. The Durasert technology system has three principal attributes designed to deliver these advantages:

•

Localized Delivery. The Durasert technology system permits drug to be delivered directly at the target site. This administration allows the natural barriers of the body to isolate and assist in maintaining appropriate concentrations of the drug at the target site in an effort to achieve the maximum therapeutic effect of a drug while minimizing unwanted systemic effects.

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

Our portfolio of Durasert products and product candidates includes:

Product	Disease	Stage of Development	Licensee
Vitrasert	CMV Retinitis	FDA-approved; commercialized since 1996	Bausch & Lomb
Retisert	Posterior uveitis	FDA-approved; commercialized since 2005	Bausch & Lomb
ILUVIEN	Diabetic macular edema (DME)	Phase III clinical trials completed; NDA submitted June 2010 and re-filed May 2011	Alimera
ILUVIEN	Wet age-related macular degeneration (Wet AMD)	Investigator-sponsored pilot clinical trial	Alimera
ILUVIEN	Dry age-related macular degeneration (Dry AMD)	Investigator-sponsored pilot clinical trial	Alimera
ILUVIEN	Retinal vein occlusion (RVO)	Investigator-sponsored pilot clinical trial	Alimera
TBD	Glaucoma	Investigator-sponsored Phase I/II clinical trial	Option by Pfizer
TBD	Posterior Uveitis	Investigator-sponsored Phase I/II clinical trial	None
TBD	Orthopedic Applications	Pre-clinical; Evaluation Agreement	Hospital for Special Surgery

ILUVIEN

ILUVIEN is designed to treat DME, a disease that causes swelling in the macula, the most sensitive part of the retina. DME is a major cause of vision loss in diabetics and a leading cause of vision loss for Americans under 65, and has been estimated to affect over 1,000,000 people in the United States. ILUVIEN, which is inserted via a 25-gauge, transconjunctival delivery system to the back of the eye in an in-office procedure, is designed to deliver FAc on a sustained basis for up to 36 months. There is currently no FDA-approved drug treatment for DME. The only FDA-approved method for treating DME is laser photocoagulation therapy, which has only modest efficacy and can leave irreversible blind spots.

Under the agreement with Alimera, ILUVIEN is being studied in three pilot clinical trials with respect to other chronic eye diseases. One trial is designed to assess the safety and efficacy of ILUVIEN in conjunction with Lucentis in patients with wet AMD to provide information on the potential of ILUVIEN to maintain the efficacy of Lucentis while reducing the overall number of Lucentis treatments. A second trial is designed to assess the safety and efficacy of ILUVIEN in patients with bilateral geographic atrophy secondary to dry AMD. The third trial is designed to assess the safety and efficacy of ILUVIEN in patients with macular edema secondary to RVO.

Development Program for ILUVIEN for the Treatment of DME

Alimera has completed the 36-month FAME Study (trials A and B) for ILUVIEN involving 956 patients in sites across the United States, Canada, Europe and India to assess the efficacy and safety of ILUVIEN in the treatment of DME. Combined enrollment was completed in October 2007, the 24-month clinical readout from the FAME Study was received in December 2009, and 36 month follow-up was completed in October 2010.

Based on the 24-month clinical data, reflecting the primary end point in the Fame Study, Alimera submitted an NDA for the low dose of ILUVIEN to the FDA in June 2010. In December 2010, Alimera received a CRL from the FDA communicating its decision that the NDA could not be approved in its then present form. In the CRL, the FDA asked for analyses of safety and efficacy data through month 36 of the FAME Study, including exploratory analyses in addition to those previously submitted in the NDA, to further assess the relative benefits and risks of ILUVIEN. The FDA also requested additional information regarding controls and specifications concerning the manufacturing, packaging and sterilization of ILUVIEN and indicated that it had observed deficiencies in current good manufacturing practices (cGMP) during facility inspections of two of Alimera’s third-party manufacturers, which were completed in August and September of 2010, and that all facilities and controls will need to comply with cGMP.

Alimera resubmitted an NDA to the FDA on May 12, 2011 to respond to the CRL, including analyses of safety and efficacy data though month 36 of the FAME Study and additional information regarding controls and specifications on the manufacturing, packaging and sterilization of ILUVIEN. The resubmission also included data from analyses of a subgroup of patients in the FAME Study who had DME for 3 or more years at baseline (chronic DME). Alimera reported that the FDA classified the response as a Class 2 resubmission resulting in a six-month review period and a Prescription Drug User Fee Act (PDUFA) date by which Alimera can reasonably expect a response from the FDA of November 12, 2011. Alimera also reported that the FDA subsequently indicated it will not call an advisory committee during its review.

Alimera has reported that it believes the deficiencies in cGMP noted by the FDA in the CRL have been resolved and that no further action is required because the FDA issued letters to both of these third-party manufacturers indicating that the inspections were now closed. Alimera has indicated that the ILUVIEN injection system will not require a separate device application, but it must meet the safety and regulatory requirements of the applicable regulatory authorities when evaluated as part of the drug product marketing application.

If approved by the FDA, Alimera has stated that it plans to commercialize ILUVIEN for DME in the U.S. by marketing and selling it to retinal specialists as soon as early 2012.

In July 2010, using the Decentralized Procedure, Alimera submitted a Marketing Authorization Application for ILUVIEN to the MHRA in the United Kingdom, which serves as the Reference Member State, and to regulatory authorities in Austria, France, Germany, Italy, Portugal and Spain. In November 2010, Alimera received a preliminary assessment report from the MHRA followed by additional comments from other health authorities in December 2010. In July 2011, Alimera submitted draft responses to the clinical and non-clinical and quality questions to the MHRA. The submission included the additional safety and efficacy data through the final readout at the end of the FAME Study. Alimera reports that the MHRA will provide comments to Alimera’s draft response and that Alimera anticipates submitting the final response to the MHRA and other health authorities by December 31, 2011.

FAME Study

The FAME Study, initiated by Alimera in September 2005, was designed as a three year study with the primary efficacy analysis at 2 years. The Fame Study was designed in light of the FDA requirements for registration and approval of drugs being developed for diabetic retinopathy, including DME. The primary efficacy endpoint for the FAME Study was the difference in the percentage of patients whose best corrected visual acuity (BCVA) improved from baseline by 15 or more letters on the Early Treatment Diabetic Retinopathy Study (ETDRS) eye chart between the treatment and control groups at month 24. The ETDRS eye chart is the standard used in clinical trials for measuring sharpness of sight as established by the National Eye Institute’s Early Treatment Diabetic Retinopathy Study. In addition, the Fame Study reflected the FDA requirement for a numerical comparison of the percentage of patients with BCVA improvement of 15 or more letters between the month 24 and month 18 data to determine if the month 24 results are equal to or greater than the month 18 results. Patients enrolled in the FAME Study were followed by Alimera for 36 months.

The FAME study was divided into Trial A and Trial B (each having identical protocols) and completed enrollment in October 2007 of 956 patients across 101 academic and private practice centers. Trial A drew patients from sites located in the northern regions of the United States, Europe and India and all sites in Canada, while sites in the southern regions of the United States, India and Europe comprised Trial B.

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

Patients participating in the FAME Study were randomly assigned to one of three groups at a ratio of 2:2:1. The first two of these groups were assigned to an active drug formulation and the third group served as the control group, undergoing a sham insertion procedure designed to mimic an intravitreal insertion. The treatment groups consisted of one group receiving a low dose of ILUVIEN and another group receiving a high dose of ILUVIEN. To reduce potential bias, these trials use a randomized, double-masked study design so that neither the patient nor the investigational staff involved with assessing the patient knew to which group the patient belonged. In order to simulate an insertion and help to maintain proper patient masking, the sham insertion procedure included all steps involved in the insertion procedure, except that a blunt inserter without a needle was used to apply pressure to the anesthetized eye.

As part of the FAME Study, investigators were able to re-treat each patient with ILUVIEN following their month 12 follow-up visit if certain criteria were met. Through month 36, 25.6% of patients were treated with more than one ILUVIEN insert and 4% of patients were treated with more than two ILUVIEN inserts.

Primary Efficacy Endpoint. The primary efficacy endpoint for the FAME Study was the difference in the percentage of patients with improved BCVA from baseline of 15 or more letters on the ETDRS eye chart at month 24 between the treatment and control groups. In December 2009, Alimera received the month 24 clinical readout for the FAME Study and analyzed the full data set consistent with the recommendations regarding the appropriate population for primary analysis as described in the FDA-adopted International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (ICH) Guidance E9, “Statistical Principles for Clinical Trials”. ICH is a joint venture involving regulatory authorities and pharmaceutical industry representatives from Europe, Japan and the United States who discuss scientific and technical aspects of product registration.

The full data set includes all 956 patients randomized into the FAME Study, with data imputation employed, using “last observation carried forward” (LOCF), for data missing because of patients who discontinued the trial or were unavailable for follow-up (the Full Analysis Set). As part of Alimera’s analyses, it determined statistical significance based on the Hochberg-Bonferroni procedure (H-B procedure), which is a procedure employed to control for multiple comparisons. Alimera also made a target p-value adjustment of 0.0001 to account for each of the nine instances that the independent data safety monitoring board reviewed unmasked interim clinical data. These adjustments resulted in a required p-value of 0.0491 or lower for each of Trial A and Trial B to demonstrate statistical significance for both the low dose and high dose of ILUVIEN. Based upon the H-B procedure, if either dose of ILUVIEN in a trial did not meet statistical significance, the alternate dose was required to achieve a p-value of 0.02455 or lower in that trial to demonstrate statistical significance.

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

Additionally, as required by the FDA, a numerical comparison of the percentage of ILUVIEN patients gaining 15 or more letters at month 18 and month 24 in the Full Analysis Set demonstrated that the percentage of ILUVIEN patients gaining 15 or more letters for both the low dose and high dose of ILUVIEN at month 24 was numerically greater than at month 18 in both Trial A and Trial B.

Although the primary endpoint for the FAME Study was at month 24, the FDA requested in the CRL analyses of safety and efficacy data through month 36 to further assess the relative benefits and risks of ILUVIEN, which Alimera provided in its resubmitted NDA.

The data through month 36 for the Full Analysis Set in Trial A demonstrated statistically significant therapeutic effects at months 30 and 33 of ILUVIEN patients gaining 15 or more letters compared to the control group. The therapeutic effect was maintained at month 36; however, statistical significance was lost, as more of the control group gained 15 or more letters at this time point. The table below summarizes the primary efficacy variable results for Trial A at months 24, 27, 30, 33 and 36:

Patients Gaining At Least 15 Letters in Trial A
	At Month 24			At Month 27			At Month 30
	Individuals	%	P-Value	Individuals	%	P-Value	Individuals	%	P-Value
Control	14/95	14.7%	—	15/95	15.8%	—	14/95	14.7%	—

Low Dose	51/190	26.8%	0.029	49/190	25.8%	0.076	55/190	28.9%	0.011

High Dose	51/196	26.0%	0.034	54/196	27.6%	0.031	53/196	26.9%	0.023

	At Month 33			At Month 36
	Individuals	%	P-Value	Individuals	%	P-Value
Control	16/95	16.8%	—	18/95	18.9%	—

Low Dose	54/190	28.4%	0.042	54/190	28.4%	0.106

High Dose	56/196	28.6%	0.034	53/196	27.0%	0.142

Results from Trial B were similar. Statistically significant therapeutic effects at months 30 and 33 of ILUVIEN patients gaining 15 or more letters over baseline were reported compared to the control group. The table below summarizes the primary efficacy variable results for Trial B at months 24, 27, 30, 33 and 36:

Patients Gaining At Least 15 Letters in Trial B
	At Month 24			At Month 27			At Month 30
	Individuals	%	P-Value	Individuals	%	P-Value	Individuals	%	P-Value
Control	16/90	17.8%	—	12/90	13.3%	—	14/90	15.6%	—

Low Dose	57/186	30.6%	0.030	59/186	31.7%	0.001	63/186	33.9%	0.002

High Dose	62/199	31.2%	0.027	61/199	30.7%	0.003	58/199	29.1%	0.018

	At Month 33			At Month 36
	Individuals	%	P-Value	Individuals	%	P-Value
Control	16/90	17.8%	—	17/90	18.9%	—

Low Dose	55/186	29.6%	0.046	54/186	29.0%	0.086

High Dose	58/199	29.1%	0.057	57/199	28.6%	0.111

Alimera also provided data for the subgroup of patients with chronic DME in its resubmission of the NDA for ILUVIEN for DME. The subgroup was not specified in the protocol for the FAME Study. For this subgroup, which comprised approximately 55% of the patients in the FAME Study, statistically significant therapeutic effects of ILUVIEN patients gaining 15 or more letters over baseline compared to control were maintained through month 36 in each of Trial A and Trial B separately and in Trials A and B combined. Consistent with the full patient population in the FAME Study, approximately 75% of the patients in this subgroup treated with ILUVIEN were reported to have received only one ILUVIEN insert over the 36 month study. The tables below summarize the percentage of patients with improved BCVA from baseline of 15 or more letters for the low dose for the subgroup of patients with chronic DME for Trials A and B separately at months 24, 27, 30, 33 and 36:

Subgroup Patients Gaining At Least 15 Letters in Trial A
	At Month 24			At Month 27			At Month 30
	Individuals	%	P-Value	Individuals	%	P-Value	Individuals	%	P-Value
Control	7/58	11.9%	—	8/59	13.6%	—	6/59	10.2%	—

Low Dose	35/110	31.8%	0.004	32/110	29.1%	0.022	37/110	33.6%	<0.001

	At Month 33			At Month 36
	Individuals	%	P-Value	Individuals	%	P-Value
Control	7/59	11.9%	—	8/59	13.6%	—

Low Dose	38/110	34.5%	0.002	35/110	31.8%	0.010

Subgroup Patients Gaining At Least 15 Letters in Trial B
	At Month 24			At Month 27			At Month 30
	Individuals	%	P-Value	Individuals	%	P-Value	Individuals	%	P-Value
Control	8/53	15.1%	—	5/53	9.4%	—	6/53	11.3%	—

Low Dose	37/99	37.4%	0.006	38/99	38.4%	<0.001	42/99	42.4%	<0.001

	At Month 33			At Month 36
	Individuals	%	P-Value	Individuals	%	P-Value
Control	8/53	15.1%	—	7/53	13.2%	—

Low Dose	37/99	37.4%	0.006	36/99	36.4%	0.004

Additional Clinical Observations – Combined Basis. In addition to the primary efficacy variable, Alimera also reported that it observed a number of other clinically relevant results in the final readout from the FAME Study through month 36. These observations included, among others, the following:

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

Patients With Improved BCVA of 15 Letters or More at Each Follow-Up Visit. Alimera’s analysis of the results of the FAME Study through month 36 indicates that the low dose of ILUVIEN provides an improvement in BCVA as early as three weeks after insertion. The low dose of ILUVIEN was statistically significantly better than the control group in the FAME Study by week 3 of patient follow-up, and maintained a statistically significant advantage over the control through month 36, with a peak efficacy of 31.4% achieving BCVA of 15 or more letters from baseline at month 30. The chart below demonstrates the treatment effect of the low dose of ILUVIEN versus the control group, as measured by an improvement in BCVA of 15 letters or more, at each scheduled follow-up visit during the FAME Study.

The table below summarizes the primary efficacy variable results for Trials A and B combined at months 24, 27, 30, 33 and 36:

Patients Gaining At Least 15 Letters in Trial A & Trial B Combined
	At Month 24			At Month 27			At Month 30
	Individuals	%	P-Value	Individuals	%	P-Value	Individuals	%	P-Value
Control	30/185	16.2%	—	27/185	14.6%	—	28/185	15.1%	—

Low Dose	108/376	28.7%	0.002	108/376	28.7%	<.001	118/376	31.4%	<0.001

	At Month 33			At Month 36
	Individuals	%	P-Value	Individuals	%	P-Value
Control	32/185	17.3%	—	35/185	18.9%	—

Low Dose	109/376	29.0%	0.004	108/376	28.7%	0.018

Alimera’s analysis of the results of the FAME study through month 36 for the subgroup of patients with chronic DME on a combined basis also demonstrates that the low dose of ILUVIEN had greater efficacy than the control group with peak efficacy of 37.8% of patients receiving low dose gaining 15 or more letters in BCVA from baseline at month 30 compared to 10.7% of patients randomized to control. The chart below demonstrates the treatment effect of the low dose of ILUVIEN versus the control group on a combined basis in the subgroup of patients with chronic DME, as measured by an improvement in BCVA of 15 letters or more, at each scheduled follow-up visit during the FAME Study.

The table below summarizes the percentage of patients with improved BCVA from baseline of 15 or more letters for the low dose for the subgroup of patients with chronic DME for Trials A and B combined at months 24, 27, 30, 33 and 36:

Subgroup Patients Gaining At Least 15 Letters in Trial A & Trial B Combined
	At Month 24			At Month 27			At Month 30
	Individuals	%	P-Value	Individuals	%	P-Value	Individuals	%	P-Value
Control	15/112	13.4%	—	13/112	11.6%	—	12/112	10.7%	—

Low Dose	72/209	34.4%	<0.001	70/209	33.5%	<0.001	79/209	37.8%	<0.001

	At Month 33			At Month 36
	Individuals	%	P-Value	Individuals	%	P-Value
Control	15/112	13.4%	—	15/112	13.4%	—

Low Dose	75/209	35.9%	<0.001	71/209	34.0%	<0.001

In patients with relatively recently diagnosed DME (that is, less than three years duration of DME at entry), there was no statistically significant difference in BCVA improvement in the low dose of ILUVIEN compared to control. The chart below shows the treatment effect of the low dose of ILUVIEN versus the control group on a combined basis in the subgroup of patients with less than three years’ duration of DME at entry, as measured by an improvement in BCVA of 15 letters or more, at each scheduled follow-up visit during the FAME Study.

BCVA Improvement of 15 or More Letters Relative to Baseline BCVA. Alimera’s analysis of the results of the FAME Study at month 36 indicates that ILUVIEN has a statistically significant advantage over the control group in patients with more severe disease. The table below demonstrates the treatment effect at month 24 and at month 36 of ILUVIEN versus the control group in patients with baseline BCVA of more than 49 letters on the EDTRS eye chart, and patients with BCVA of 49 letters or less on the EDTRS eye chart at baseline.

	Trial A & Trial B Combined
	At 24 Months			At 36 Months
Baseline BCVA	Control	Low Dose	p-value	Control	Low Dose	p-value
Greater than 49 Letters	11.8%	21.1%	0.027	16.9%	21.8%	0.292
49 Letters or Less	28.6%	46.1%	0.039	24.5%	44.3%	0.022

Mean Change in BCVA Letter Score. Alimera’s analysis of the results of the FAME Study through month 36 indicates that the low dose of ILUVIEN provided a more beneficial improvement in visual acuity than the control group as analyzed by the mean change in the BCVA letter score from baseline. As demonstrated in the graph below, the mean change in BCVA for the patients receiving the low dose of ILUVIEN was an increase of 5.3 letters at month 36, peaking at an increase of 6.0 letters at month 6, compared to an increase of 2.0 letters in the control group, peaking at an increase of 2.6 letters at week 6. The low dose of ILUVIEN was statistically significantly better than the control group at month 36 (p-value 0.007).

During the FAME Study, Alimera reported that, of patients who were phakic (had a natural lens and no prior cataract surgery) at baseline, 61 of 121, or 50.4% of the control group and 192 of 235, or 81.7% of the low dose of ILUVIEN, had cataract formation reported as an adverse event through month 36. For these same phakic patients, Alimera reported that 27.3% of the control group and 80.0% of the low dose group underwent cataract surgery through month 36. For the patients in the low dose group the median time to reporting cataract formation as an adverse event was approximately 12 months from randomization into the FAME Study. The median time to cataract surgery was approximately 18 months. This interval between the report of cataract formation as an adverse event and cataract surgery may account for the decrease in the mean change in BCVA in patients receiving the low dose of ILUVIEN from the month 6 follow-up visit to the month 18 follow-up visit.

The temporary effect of cataract progression on BCVA reported by Alimera is illustrated by comparing the mean change in BCVA of the 140 low dose patients that were pseudophakic (had already undergone cataract surgery and received an artificial lens) at baseline to the 235 that were phakic at baseline. The chart below shows the pseudophakic subset (those who would not have vision affected by a cataract) achieved a mean change in BCVA of more than 7 letters by month 6 and substantially maintained this mean change through month 36 while the phakic subset experienced a decrease in the mean change in BCVA from the month 6 follow-up visit to the month 18 follow-up visit. The temporary decrease in mean change in BCVA in the phakic population is consistent with the total low dose population.

Decrease In Excess Foveal Thickness. In addition to the functional measures of BCVA, Alimera assessed the ability of ILUVIEN to effect a decrease in excess foveal thickness, an anatomic outcome, as measured by optical coherence tomography. Excess foveal thickness is a measurement of the swelling of the macula at its center point (known as the fovea). Alimera reported that it considers any measurement above 180 microns to represent excess foveal thickness. Based on a review of the final clinical readout through month 36 as summarized in the chart below, Alimera reported that patients receiving the low dose of ILUVIEN demonstrated a statistically significant difference versus the control group in decreasing excess foveal thickness by week 1 of patient follow-up of the FAME Study, and maintained a statistically significant advantage through month 36. At month 36, patients receiving the low dose of ILUVIEN demonstrated a mean decrease in excess foveal thickness of 168.3 microns versus 125.9 microns for the control group.

Safety. Alimera reported that its safety assessment in connection with the month 24 clinical readout of the FAME Study included all reported adverse events at that time, regardless of a patient’s progression in the FAME Study. Some reported adverse events occurred beyond patients’ month 24 follow-up visits. Alimera also assessed safety through the completion of the FAME study in month 36. Alimera reported that ILUVIEN was well tolerated through this readout in both the low and high dose patient populations. Alimera’s preliminary assessment of adverse event data indicates that there is no apparent risk of systemic adverse events to patients as a result of the use of ILUVIEN. The use of corticosteroids in the eye is primarily associated with two undesirable side effects: increased IOP, which may increase the risk of glaucoma and require additional procedures to manage, and cataract formation. Excluding IOP-related side effects and cataracts, Alimera reported that it observed no significant eye-related adverse events when comparing both the low dose and high dose patient populations to control. Thus, Alimera has stated that it believes the adverse events associated with the use of ILUVIEN are within the acceptable limits of a drug for the treatment of DME.

According to the CDC, diabetic individuals aged 50 or older are 1.5 times more likely to develop cataracts than non-diabetic individuals. A review of the baseline characteristics of the FAME patient population reflects this increased risk of cataracts for diabetic patients, with 34.8% of the patients treated in the FAME Study having previously undergone a cataract surgery in the study eye. Alimera reported that the month 24 clinical readout from the FAME study (which includes reported adverse events that occurred beyond patients’ month 24 follow-up visits) indicated that, of patients who had a natural lens (no prior cataract surgery) at baseline, 46.3% of the control group, 80.0% of the low dose and 87.5% of the high dose had cataract formation reported as an adverse event through month 24. Additionally, of the patients who had a natural lens at baseline, 23.1% of the control group, 74.9% of the low dose and 84.5% of the high dose underwent cataract surgery. The final 36 month clinical readout indicated that, of patients who had a natural lens at baseline, 50.4% of the control group and 81.7% of the low dose had cataract formation reported as an adverse event through month 36. Additionally, of the patients who had a natural lens at baseline, 27.3% of the control group and 80% of the low dose group underwent cataract surgery.

Alimera assessed safety through completion of the FAME study for the subgroup of patients with chronic DME. The tables below show IOP and cataract related adverse events at the time of the 36 month clinical readout for the low dose for the full patient population and the subgroup of patients with chronic DME.

	IOP Related Events
	DME > 3 year subgroup		Full Population
	Control N=112	Low Dose N=209	Control N=185	Low Dose N=375
IOP > 30 mmHg (1)	5.4%	14.8%	4.3%	18.4%
Trabeculoplasty	0.0%	1.9%	0.0%	1.3%
IOP-Lowering Surgeries	0.0%	5.3%	0.5%	4.8%

(1)	An IOP of 30 mmHg is a clinically significant level that Alimera used in assessing adverse events.

	Cataract Related Events
	DME > 3 year subgroup		Full Population
	Control N=66	Low Dose N=114	Control N=121	Low Dose N=235
Cataract (phakic patients)	51.5%	86.0%	50.4%	81.7%
Cataract Extraction (phakic patients)	36.4%	85.1%	27.3%	80.0%

PK Study

Regulatory agencies require carcinogenicity studies in animals to identify tumorigenic potential in animals to assess the relevant risk in humans as a result of systemic exposure. Alimera initiated an open-label Phase 2 human pharmacokinetic clinical study (PK Study) in August 2007 to assess the systemic exposure of FAc by measuring plasma levels of FAc. Analysis of plasma levels through month 18 in September 2009 demonstrated no systemic exposure of FAc (plasma levels were below the limit of detection of 100 picograms per milliliter). Based on the month 18 readouts, Alimera reported that it submitted a carcinogenicity waiver in its submissions to the FDA and European health authorities. Although the FDA did not specifically state in the CRL that the waiver has been granted, the CRL did not include any requirement to conduct a carcinogenicity study. In the Preliminary Assessment Report issued by the MHRA, the MHRA stated that the lack of single-dose, carcinogenicity and reproductive and developmental toxicity studies with ILUVIEN is acceptable. Alimera reported that if it is required to perform carcinogenicity studies of ILUVIEN in animals, the approval of ILUVIEN could be delayed by up to 36 months.

Alimera reported that a total of 37 patients were enrolled in the PK Study, 17 patients on the high dose and 20 patients on the low dose of ILUVIEN, that the last patient was enrolled in the study at the end of February 2008, and that data from the PK Study were evaluated on an ongoing basis with interim evaluations at months 3, 6, 12, 18, 24, 30 and 36.

Approved Durasert Products

Retisert. Retisert is approved by the FDA for the treatment of posterior uveitis, an autoimmune condition characterized by inflammation of the posterior of the eye that can cause sudden or gradual vision loss. In the United States, this disease has been estimated to affect 175,000 people and to have resulted in blindness in approximately 30,000 people. Retisert, which is about the size of a grain of rice, is surgically implanted through a 3-4 mm incision and delivers sustained levels of the anti-inflammatory corticosteroid FAc for approximately 30 months. Clinical trials have shown that many patients treated with Retisert experience improved vision. Retisert was approved as an orphan drug in 2005, which provided for seven-year exclusive marketing rights. Retisert is marketed and sold in the United States by Bausch & Lomb.

Vitrasert. Vitrasert treats CMV retinitis, a blinding eye disease that occurs in individuals with advanced AIDS. Vitrasert, which is surgically implanted through a 5-6 mm incision, provides sustained treatment for six to eight months through the intravitreal delivery of the anti-viral drug ganciclovir. Studies have shown that Vitrasert is one of the most effective approved treatments for CMV retinitis. Vitrasert has been sold since 1996 in the United States and abroad, first by Chiron Corporation and subsequently by Bausch & Lomb. Although CMV retinitis was relatively common in AIDS patients in the early 1990s, improvements in the treatment of AIDS/HIV have since significantly decreased the incidence of the disease in more developed countries. Accordingly, sales of Vitrasert have decreased significantly.

Other Durasert Product Candidates

Latanoprost Glaucoma Product Candidate.

In connection with our amended Pfizer collaboration, we are developing a new injectable, bioerodible drug delivery implant for the treatment of glaucoma and ocular hypertension. The Latanoprost Product is designed to provide long-term, sustained release of latanoprost, currently the most commonly prescribed agent for the reduction of IOP in patients with ocular hypertension and glaucoma worldwide. This product candidate is based on a fourth generation of our Durasert technology system. The implant is designed to be injected under the conjunctiva into the sclera by an eye care professional in a minimally invasive, outpatient procedure.

This Durasert implant is being evaluated in an investigator-sponsored Phase I/II dose-escalating study designed to assess the safety and efficacy of the implant in patients with elevated IOP. We are currently developing a prototype of this implant that contains BioSilicon to assist in the delivery of latanoprost. If successful, we plan to advance the new prototype into a multi-center Phase II trial.

Posterior Uveitis Product Candidate

In September 2011, an investigator-sponsored IND opened for a Phase I/II study of the safety and efficacy of our injectable, sustained release insert delivering FAc for the treatment of posterior uveitis. The insert is the same design as the insert being developed by Alimera for the treatment of DME and delivers the high and low dose of FAc used in the FAME Study. We did not license Alimera the rights to use the insert for uveitis. If successful, we plan to advance this product candidate into pivotal multi-center Phase III trials and reference the NDA for ILUVIEN for DME (including the clinical data from the FAME Study and the manufacturing and stability data) in potential posterior uveitis regulatory filings. We also plan to use a new inserter, with a smaller gauge needle than that used in the FAME Study, in any future posterior uveitis Phase III trials.

BioSilicon Technology System

Our BioSilicon technology system utilizes a “honeycomb” structure of nano-porous, elemental silicon to deliver therapeutics. Products utilizing this system are biocompatible and biodegradable. Our primary focus is on Tethadur, which utilizes BioSilicon to deliver large biologic molecules, including peptides and proteins, on a sustained basis. Our BioSilicon technology can also be tailored to deliver smaller molecules. Based on results of our preliminary studies, we are currently targeting the BioSilicon technology as a key second prong of our drug delivery technology platform.

Strategic Collaborations

We have entered into a number of collaboration/license agreements to develop and commercialize our product candidates and technologies. In all of our collaboration agreements, we retain the right to use and develop the underlying technologies outside of the scope of the exclusive licenses granted.

Alimera

Under a collaboration agreement with Alimera, as amended in March 2008 (the “Restated Alimera Agreement”), we granted Alimera an exclusive worldwide license to manufacture, develop, market and sell ILUVIEN for the treatment and prevention of eye diseases in humans other than uveitis. The Restated Alimera Agreement also provides Alimera a worldwide non-exclusive license to manufacture, develop, market and sell certain additional Durasert-based products (1) to deliver a corticosteroid and no other active ingredient by a direct delivery method to the back of the eye or (2) to treat DME by delivering a compound through a direct delivery method through an incision no smaller than that required for a 25-gauge or larger needle, in each case solely for the treatment and prevention of eye diseases in humans other than uveitis. The non-exclusive license is limited to those products that (i) are not an implant required to be surgically inserted through an incision of at least 2 mm in the scelera into the vitreous, are secured in the posterior of the eye, cannot be injected, and use a certain reservoir design, (ii) have a drug core within a polymer layer (with certain limitations regarding chemically bonded combinations of active agents), and (iii) are approved or designed to be approved to deliver a corticosteroid and no other active ingredient by a direct delivery method to the posterior portion of the eye or to treat DME by delivering a compound by a direct delivery method through an incision required for a 25 gauge or larger needle. With the exception of the licenses to Bausch & Lomb, during the term of the agreement we are not permitted to use, or grant a license to any third party to use, such technologies to make or sell any products that are or would be (but for delivering a corticosteroid in combination with another active ingredient) subject to the non-exclusive license granted to Alimera.

Under our original collaboration agreement entered into in February 2005, we and Alimera agreed to collaborate on the development of ILUVIEN for DME and share the development expenses equally. In connection with the March 2008 Restated Alimera Agreement, we received consideration of $12.0 million in cash, and Alimera cancelled $5.7 million of accrued development cost liabilities, including related penalties and accrued interest, we owed Alimera as of March 14, 2008. In addition, Alimera gave us an interest-bearing $15.0 million conditional note, agreed to pay us a $25.0 million milestone payment upon FDA approval of ILUVIEN for DME and assumed all financial responsibility for the development of licensed products under the Restated Alimera Agreement (including reimbursement of approved development costs incurred by us in support of the ongoing clinical studies of ILUVIEN) and anticipated regulatory submissions. In exchange, we decreased our share in any future profits, as defined, on sales of ILUVIEN by Alimera from 50% to 20%, subject to an offset of 20% of pre-profitability commercialization costs, as defined, incurred by Alimera. In the event Alimera sublicenses commercialization, we are entitled to receive 20% of royalties and 33% of non-royalty consideration received by Alimera, less certain permitted deductions. Alimera has indicated that it intends to commercialize ILUVIEN, if approved, through a direct sales force in the United States and to seek marketing collaboration partners for the commercialization of ILUVIEN outside of the United States.

Through March 31, 2010, we received total interest payments of approximately $2.5 million on the conditional note. In April 2010, following consummation of its initial public offering, Alimera paid the $15.0 million conditional note in full, together with an additional $225,000 of accrued and unpaid interest.

We derived revenues of $192,000 in the year ended June 30, 2011 (fiscal 2011), $22.3 million in the year ended June 30, 2010 (fiscal 2010) and $11.8 million in the year ended June 30, 2009 (fiscal 2009) under the Restated Alimera Agreement.

Either party may terminate the agreement for the other party’s uncured material breach. We may terminate the Restated Alimera Agreement with respect to a particular product if Alimera notifies us that it is abandoning or has abandoned such product, in which case the agreement provides for specific, exclusive remedies.

Pfizer

In April 2007, we entered into an exclusive worldwide Collaborative Research and License Agreement (the “Original Pfizer Agreement”) with Pfizer for the use of certain of our technologies in ophthalmic applications that were not licensed to others. Under this agreement, we engaged in a joint research program, and Pfizer had an exclusive license to market any products developed under the agreement.

In June 2011, we entered into an Amended and Restated Collaborative Research and License Agreement (the “Restated Pfizer Agreement”) to focus solely on the development of a sustained release bioerodible implant designed to deliver latanoprost by subconjunctival injection. Under the Restated Pfizer Agreement, we granted Pfizer an exclusive option under various circumstances to a license to develop and commercialize worldwide the Latanoprost Product for human ophthalmic disease or conditions other than uveitis. We are eligible to receive future consideration of up to $166.5 million plus royalties, regained all rights to our intellectual property in ophthalmic applications previously included in the Original Pfizer Agreement other than pursuant to the Restated Pfizer Agreement and have rights to develop and commercialize the Latanoprost Product if Pfizer does not exercise its option.

Under the Restated Pfizer Agreement, Pfizer paid us $2.3 million in cash as an upfront payment, and we agreed to use commercially reasonable efforts to develop the Latanoprost Product at our expense, and with technical assistance from Pfizer, for at least one year and thereafter, at our option, through completion of Phase II clinical trials, as defined. An investigator-sponsored Phase I/II dose-escalation study has been initiated to assess the safety and efficacy of this insert. Upon completion of Phase II clinical trials, Pfizer has the option to acquire, upon payment of $20 million, an exclusive, worldwide license to develop and commercialize the Latanoprost Product for ophthalmic disease in humans other than uveitis. If Pfizer exercises its option, it must use commercially reasonable efforts at its expense to develop and commercialize the Latanoprost Product, and we are eligible to receive development, regulatory and commercial milestone payments that could total up to $146.5 million and double-digit royalties based on net sales of the Latanoprost Product. If Pfizer does not exercise this option, we will be able to develop and commercialize the Latanoprost Product on our own or with a partner, with rights to Pfizer intellectual property necessary to develop and commercialize the Latanoprost Product. If we elect to cease development of the Latanoprost Product prior to completion of Phase II clinical trials, Pfizer also has an option to acquire, upon payment of a lesser option fee, an exclusive, worldwide license to develop and commercialize the Latanoprost Product for ophthalmic disease in humans other than uveitis at its expense. In this case, Pfizer must also use commercially reasonable efforts to develop and commercialize the Latanoprost Product, and we are eligible to receive lesser development, regulatory and commercial milestone payments and a lower royalty on net sales of the Latanoprost Product. If Pfizer does not exercise this option, we will be able to develop and commercialize the Latanoprost Product on our own or with a partner, with rights to Pfizer intellectual property necessary to develop and commercialize the Latanaprost Product, following a one-year cessation of development activities.

Either Pfizer or we may terminate the Restated Pfizer Agreement for various reasons, including in the event of a material breach of this agreement that is not cured within the applicable cure period or if the other party enters into bankruptcy or similar proceedings. Pfizer may terminate this agreement at its sole discretion on 60 days’ notice. In the event Pfizer terminates in its discretion on 60 days’ notice or we terminate for Pfizer’s material breach, we have the right to develop and commercialize the Latanoprost Product.

The Restated Pfizer Agreement replaces all of the rights and obligations under the Original Pfizer Agreement, except for confidentiality and indemnification provisions.

Pfizer owns approximately 9.0% of pSivida’s total shares outstanding as of August 31, 2011.

Bausch & Lomb

Retisert was developed and commercialized under a 2003 amended licensing agreement with Bausch & Lomb, and Vitrasert was developed and commercialized under a 1992 agreement with Chiron Vision, which was subsequently acquired by Bausch & Lomb.

Bausch & Lomb has a worldwide exclusive license to make and sell Vitrasert and our first-generation products (as defined in the agreement, including the Retisert device) in return for royalties based on sales. We agreed with Bausch & Lomb not to develop, license or commercialize a product designed to receive regulatory approval to treat uveitis, but only for so long as Bausch & Lomb is actively commercializing a product the net sales of which bear the base royalty payable to us that is not subject to any royalty reduction or offset and Bausch & Lomb has not developed or commercialized a uveitis product that does not bear such royalties. Bausch & Lomb can terminate its agreement with us without penalty at any time upon 90 days’ written notice.

Intrinsiq

In January 2008, we granted an exclusive field-of-use license to Intrinsiq Materials Cayman Limited (Intrinsiq) for the development and commercialization of nutraceutical and food science applications of BioSilicon, under which we received aggregate license fee and minimum royalty payments of $1.7 million through June 2011. In February 2009, we entered into a 2-year supply agreement with Intrinsiq under which we leased certain equipment to Intrinsiq for their use in manufacturing BioSilicon material for total payments of $122,000. In July 2011, we purchased BioSilicon-related capital equipment and intellectual property assets of Intrinsiq for $223,000, and assumed four Intrinsiq employees. In connection with this asset purchase agreement, Intrinsiq terminated its field-of-use license agreement.

Research and Development

Our primary activity is the development of products based on our technology systems. Our research and development expenses were $6.9 million in fiscal 2011, $7.0 million in fiscal 2010 and $8.0 million in fiscal 2009. Of these amounts, $3.2 million in fiscal 2011, $3.4 million in fiscal 2010 and $4.4 million in fiscal 2009 were incurred for costs of research and development personnel, clinical trials, contract services, testing and laboratory facilities. Fiscal 2011 costs were reduced by a one-time IRS grant award of $208,000. All such costs were charged to operations as incurred. The remaining expense of $3.7 million in fiscal 2011 and $3.6 million in each of fiscal 2010 and fiscal 2009 consisted of non-cash charges for amortization of intangible assets, depreciation of property, plant and equipment and stock-based compensation expense specifically allocated to research and development personnel.

Intellectual property

Our intellectual property rights are crucial to our business. We hold or are licensed patents relating to our core technology systems in the United States and international markets. The following table provides general details relating to our owned and licensed patents (including both patents that have been issued and applications that have been accepted for issuance) and patent applications as of August 31, 2011:

Technology	United States Patents	United States Applications	Foreign Patents	Foreign Applications	Patent Families
Durasert	12	23	88	77	26
BioSilicon	12	9	64	33	22
CODRUG	3	9	14	12	12
Other	—	4	—	3	4

Total	27	45	166	125	64

Employees

We had 26 employees as of August 31, 2011. None of our employees is covered by a collective bargaining agreement.

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

Competition

We are engaged in healthcare product development, an industry that is characterized by extensive research efforts and rapid technological progress. We believe that pharmaceutical, drug delivery and biotechnology companies, research organizations, governmental entities, universities, hospitals, other nonprofit organizations and individual scientists are seeking to develop drugs, therapies and novel delivery methods to treat our targeted diseases. We have, or expect to face, significant competition for all of our products and product candidates. Most of our competitors and potential competitors are larger, more well established and experienced and have substantially more resources than us or Alimera.

Many companies are pursuing products to treat back-of-the-eye diseases. These include the following:

•

Genentech Inc.’s products Lucentis (ranibizumab injection) and Avastin® (bevacizumab) block all isoforms of vascular endothelial growth factor (VEGF) and are being studied for the treatment of DME. Two-year results from Phase III clinical trials of Lucentis have shown that this drug is effective in the treatment of DME. Lucentis is currently approved in the United States and the European Union for the treatment of patients with neovascular wet AMD and approved in the European Union for the treatment of DME. Avastin is currently marketed as an oncology product but is believed to be widely prescribed for ophthalmic treatment. Genentech is a wholly-owned member of the Roche Group.

•

Allergan, Inc.’s product Ozurdex® (dexamethasone intraveal implant) is a bioerodible extended release implant that delivers the corticosteroid dexamethasone. Ozurdex is approved for macular edema following branch or central RVO and posterior uveitis, and has a duration of therapy of three to five months. In addition, Allergan’s product Trivaris™ (triamcinolone acetonide injectable suspension) is approved for sympathetic ophthalmia, temporal arteritis, uveitis and other inflammatory conditions unresponsive to topical corticosteroids.

•

Eyetech, Inc.’s product Macugen (pegaptanib sodium injection) is an anti-VEGF aptamer against VEGF 165. It has been FDA-approved for treatment of all subtypes of choroidal neovascularization in patients with AMD.

•

Regeneron Pharmaceuticals, Inc. is developing a drug for wet-AMD and DME. This drug (VEGF-trap) is designed, like Lucentis and Macugen, to be injected directly into the vitreous on a regular basis. Regeneron has completed Phase III clinical trials for wet-AMD and was recommended for approval at a recent FDA advisory panel meeting. Phase II trials of VEGF-trap for DME are underway.

•

Treatments involving the systemic delivery of ganciclovir, a Roche Holdings AG product, and other drugs are used to treat CMV Retinitis and systemic delivery of corticosteroids is used to treat intermediate and posterior uveitis.

QLT Inc. is developing a punctal plug latanoprost implant for sustained release for more than one month. This product recently completed a Phase II clinical trial.

Other companies, including Glaxo SmithKline (GSK), MacuSight, Inc., Thrombogenics NV and Novagali Pharma S.A., are developing drug therapies or sustained delivery platforms for the treatment of ocular disease.

We believe that competition for treatments of back-of-the-eye diseases is based upon the effectiveness of the treatment, potential side effects, time to market, reimbursement and price.

Revenues

We operate in one segment. The following table summarizes our revenues by type and by geographical location. Revenue is allocated geographically by the location of the subsidiary that earns the revenue. For more detailed information regarding our operations, see our Consolidated Financial Statements commencing on page F-1.

	Year Ended June 30,
	2011			2010			2009
	United States	United Kingdom	Total	United States	United Kingdom	Total	United States	United Kingdom	Total
	(In thousands)
Revenue:
Collaborative research and development	$3,529	$83	$3,612	$22,449	$121	$22,570	$11,925	$77	$12,002
Royalty income	1,353	—	1,353	483	—	483	160	—	160

	$4,882	$83	$4,965	$22,932	$121	$23,053	$12,085	$77	$12,162

Government Regulation

The FDA and comparable regulatory agencies in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical and radiological products. These agencies regulate, among other things, the research, development, testing, manufacture, quality control, labeling, storage, record-keeping, approval, distribution, advertising and promotion of our drug delivery products. The process required by the FDA under the new drug provisions of the Federal Food, Drug, and Cosmetic Act before our products may be marketed in the United States generally involves the following:

•	pre-clinical laboratory and animal tests;

•	submission to the FDA of an IND, which must become effective before clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed pharmaceutical for its intended use;

•	submission to the FDA of an NDA; and

•	FDA review and approval of the NDA.

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

Corporate Information

pSivida Corp. was organized as a Delaware corporation in March 2008. Its predecessor, pSivida Limited, was formed in December 2000 as an Australian company incorporated in Western Australia. On June 19, 2008, we reincorporated from Western Australia to the United States (the Reincorporation). Except as otherwise indicated, references in this Annual Report to “pSivida”, “the Company”, “we”, “us”, “our” or similar terms refer to pSivida Limited, a West Australia corporation, and its subsidiaries prior to June 19, 2008, and refer to pSivida Corp., a Delaware corporation, and its subsidiaries from such date. All share amounts and all information relating to options and warrants in this Annual Report have been retroactively adjusted to reflect the Reincorporation share exchange ratio, unless otherwise stated. Our principal executive office is located at 400 Pleasant Street, Watertown, Massachusetts 02472 and our telephone number is (617) 926-5000.

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

Our cash, cash equivalents and marketable securities totaled $24.1 million at June 30, 2011. We believe we can fund our operations as currently conducted into at least calendar year 2013. Whether we will require, or desire, additional capital will be influenced by many factors, including, but not limited to:

•	the timely development and regulatory approval and successful commercialization of ILUVIEN and receipt of milestone, royalty and other payments;

•

the scope and extent of our internally funded operations and programs, including the clinical trials for the Latanoprost Product and the posterior uveitis insert, and any new product candidates and any new business opportunities;

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

We have incurred operating losses since our inception in 2000 except for fiscal 2010. For fiscal 2010, we recorded net income of $8.8 million, primarily due to the accelerated payment in full by Alimera of its $15.0 million conditional note. For fiscal 2011 and 2009, we incurred net losses of $8.6 million and $2.5 million, respectively. We expect to incur net losses for the foreseeable future unless ILUVIEN is approved and successfully commercialized. Even if ILUVIEN is approved and marketed, our profit share on sales of ILUVIEN, combined with any royalty income from our current products, and any other sources of revenue, may not be sufficient to result in profitability on an ongoing basis.

If we are required to impair the value of our intangible assets under GAAP, our financial results could be adversely affected, which could adversely affect the price of our securities.

Impairment charges on our intangible assets could have a material effect on our results of operations, which could, in turn, adversely affect the price of our securities. We recorded significant amounts of intangible assets in connection with earlier acquisitions. We took a $60.1 million impairment charge on goodwill as of June 30, 2008 (which reduced the carrying value of our goodwill to zero) and a $45.3 million impairment charge on the recorded value of our Durasert intangible asset as of June 30, 2007. We still had $21.6 million of intangible assets on our balance sheet as of June 30, 2011, of which $14.7 million related to our BioSilicon technology and $6.9 million related to our Durasert technology. We will continue to conduct impairment analyses of our intangible assets as required, and we may be required to take impairment charges in the future, which could be significant. If there is a significant change in the estimation of the projected undiscounted net cash flows for the products and product candidates utilizing the Durasert and BioSilicon technology systems, the carrying value of the respective assets could be impaired. We expect to have further information about whether we will advance the Latanoprost Product utilizing BioSilicon technology into more advanced clinical trials in late fiscal 2012, and if we do not do so, the BioSilicon intangible asset could become fully impaired.

Our results could be adversely affected by non-cash charges due to fluctuations in the fair values of certain of our outstanding warrants, which could adversely affect the price of our securities.

We previously issued warrants denominated in Australian dollars (A$). The fair values of these warrants have been recorded as derivative liabilities on our balance sheet. We are required to assess the fair value of these warrants at each balance sheet date, and changes in their fair values result in adjustments to our recorded derivative liabilities, and corresponding income or expense in our statements of operations. The fair values of these warrants are sensitive to changes in our share price, among other factors, and are measured using the Black-Scholes valuation model. Fluctuations in the fair values of these warrants will continue to affect our operating results until these warrants expire in July 2012.

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

The annual trend of the royalties from Bausch & Lomb for Retisert (including the historical amounts previously retained by Bausch & Lomb) and Vitrasert has declined and may continue to do so. There is no assurance that Bausch & Lomb will continue to market either or both of these products. We do not expect that our royalty payments from Bausch & Lomb for these products will ever become a material source of revenue for us.

RISKS RELATED TO THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS AND PRODUCT CANDIDATES

We do not know if the FDA or other regulatory authorities will approve ILUVIEN for DME. If Alimera is unable to obtain regulatory approval for and successfully commercialize ILUVIEN, or if Alimera experiences significant delays in doing so, our business will be materially harmed.

Alimera will not be able to market ILUVIEN for DME in the U.S. unless and until it receives FDA approval and in foreign jurisdictions until it receives necessary regulatory approvals. Our ability to generate significant revenues from this product depends on the ability of Alimera to obtain regulatory approval for and successfully commercialize ILUVIEN. In December 2010, Alimera received a CRL from the FDA in response to Alimera’s NDA filed on the basis of 24-month clinical readout data from the Fame Study, which communicated the FDA’s decision that the NDA for ILUVIEN for DME could not be approved in its then present form. In the CRL, the FDA asked for analyses of safety and efficacy of the clinical readout of data from the FAME Study through month 36 (“36 Month Data”), including certain exploratory analyses in addition to analyses previously submitted in the NDA, to further assess the relative benefits and risks of ILUVIEN. In the CRL, the FDA also requested additional information regarding controls and specifications concerning the manufacturing, packaging and sterilization of ILUVIEN and indicated that the FDA had observed deficiencies in cGMP during facility inspections of two of Alimera’s third-party manufacturers, which were completed in August and September of 2010, and that all facilities and controls will need to comply with cGMP.

Alimera resubmitted an NDA to the FDA on May 12, 2011 to respond to the CRL, including analyses of safety and efficacy data through month 36 of the FAME Study, and additional information regarding controls and specifications on the manufacturing, packaging and sterilization of ILUVIEN. The resubmission also included data from analyses of a subgroup of chronic DME patients in the FAME Study. The subgroup was not specified in the protocol for the FAME Study. Alimera reported that the FDA classified the response as a Class 2 resubmission, resulting in a six-month review period and a PDUFA date by which Alimera can reasonably expect a response from the FDA of November 12, 2011. Alimera also reported that the FDA has subsequently indicated it will not call an advisory committee during its review.

Alimera has reported that it believes the deficiencies in cGMP noted by the FDA in the CRL have been resolved and that no further action is required because the FDA issued letters to both of these third-party manufacturers indicating that the inspections were now closed. Alimera has indicated that the ILUVIEN injection system will not require a separate device application, but it must meet the safety and regulatory requirements of the applicable regulatory authorities when evaluated as part of the drug product marketing application.

In the NDA, Alimera included analyses of the 24 Month Data utilizing the full data set of all 956 patients randomized into Alimera’s FAME Study, with data imputation employed using LOCF for data missing because of patients who discontinued the trial or were unavailable for follow-up (the “Full Analysis Set”) as well as other data sets including one that excludes from the Full Analysis Set three patients who were enrolled but never treated, excludes data collected for patients subsequent to their use of treatments prohibited by Alimera’s FAME

Study protocol and imputes the last observation prior to the protocol violation forward to month 24 using the LOCF method (the “Modified ART Data Set”). Both Alimera and we believed that the FDA would consider the Full Analysis Set the most relevant population for determining the safety and efficacy of ILUVIEN based on the 24 Month Data. The primary efficacy endpoint at month 24 was met with statistical significance for both the low dose and the high dose of ILUVIEN in both trials using the Full Analysis Set. However, Alimera’s FAME Study protocol did not include the Full Analysis Set. The FAME Study protocol provides that the primary assessment of efficacy will be based on the Modified ART Data Set. Statistical significance was not achieved at month 24 for either the low dose or the high dose of ILUVIEN in one trial using the Modified ART Data Set. Although the CRL requested certain exploratory analyses with respect to the 36 Month Data, it did not specify what data set or sets Alimera should utilize to analyze the 36 Month Data. Based on Alimera’s communication with the FDA that the Full Analysis Set is the same as the FDA definition of Intent-to-Treat with Last Observation Carried Forward (“ITT with LOCF”), Alimera analyzed the 36 Month Data utilizing the Full Analysis Set and provided those analyses to the FDA in Alimera’s resubmission of the NDA for ILUVIEN. However, there is no assurance that the FDA will utilize the Full Analysis Set and not require the use of the Modified ART Data Set or another data set in determining whether ILUVIEN is safe and effective.

In order to obtain approval to market ILUVIEN for DME in the U.S., Alimera will need to demonstrate to the FDA that ILUVIEN for DME is safe and efficacious and satisfy the FDA on each of the issues raised in the CRL. There is no assurance that the 36 Month Data for the full patient population or for the subgroup with chronic DME or other responses provided by Alimera and its third-party manufacturers will be sufficient to satisfy the FDA. The FDA may not grant marketing approval or it may request additional information from Alimera, including requesting data from additional clinical trials (which could include new clinical trials consisting solely of patients with chronic DME), and ultimately may not grant marketing approval for ILUVIEN. The FDA may limit the approval for ILUVIEN to a subgroup of DME patients such as those diagnosed with DME for three or more years.

We manufactured the clinical materials for Alimera’s FAME Study and PK Study and the Phase II clinical trials being conducted for the use of ILUVIEN for the treatment of dry AMD and wet AMD. Alimera plans to use a third-party contract manufacturer to manufacture ILUVIEN for DME for commercial sales. Alimera reports that it has discussed its approach to show equivalency of our manufacturing process to the commercial manufacturing process with the FDA, the MHRA and the German Bundeninstitut fur Arneimittel und Medizinprodukte and that the CRL and the assessment reports received from the European Health Authorities did not raise an issue with respect to the demonstration of equivalency between the manufacturing processes. However, there is no assurance that they will not raise such an issue.

In addition to approval in the U.S., Alimera will also require regulatory approvals to sell ILUVIEN for DME in other countries, and there is no assurance that Alimera will receive those approvals. In July 2010, using the Decentralized Procedure, Alimera submitted a Marketing Authorization Application for ILUVIEN to the MHRA in the United Kingdom, which serves as the Reference Member State, and to regulatory authorities in Austria, France, Germany, Italy, Portugal and Spain. In November 2010, Alimera received a preliminary assessment report from the MHRA followed by additional comments from other health authorities in December 2010. In July 2011, Alimera submitted draft responses to the clinical and non-clinical and quality questions to the MHRA. The submission included the additional safety and efficacy data through the final readout at the end of the FAME Study. Alimera reports that the MHRA will provide comments to Alimera’s draft response and that Alimera anticipates submitting the final response to the MHRA and other health authorities by December 31, 2011.

If Alimera is not successful in obtaining regulatory approval for and commercializing ILUVIEN for DME, or is significantly delayed in doing so, our business will be materially harmed. Alimera’s ability to commercialize ILUVIEN will depend on, among other things, its ability to:

•	receive marketing approval from the FDA and similar foreign regulatory authorities;

•	maintain commercial manufacturing arrangements with third-party manufacturers;

•

produce, or have its third-party manufacturers produce, sufficient quantities of ILUVIEN in a validated process and in compliance with cGMP and relevant foreign standards to permit successful commercialization;

•	launch commercial sales of ILUVIEN; and

•	secure acceptance of ILUVIEN in the medical community and with third-party payors.

Regulatory agencies require carcinogenicity studies in animals to identify tumorigenic potential in order to assess the relevant risk in humans as a result of systemic exposure. Alimera reported that based on month 18 readouts from its open-label Phase II human pharmacokinetic clinical trial (PK Study), which indicated that there was negligible systemic absorption of FAc in patients being treated with ILUVIEN, Alimera submitted a carcinogenicity waiver in its submissions to the FDA and European health authorities. Although the FDA did not specifically state in the CRL that the waiver has been granted, the CRL did not include any requirement to conduct a carcinogenicity study. The Preliminary Assessment Report issued by the MHRA stated that the lack of single-dose, carcinogenicity and reproductive and developmental toxicity studies with ILUVIEN is acceptable. Alimera reported that if it is required to perform carcinogenicity studies of ILUVIEN in animals, the approval of ILUVIEN could be delayed by up to 36 months.

ILUVIEN utilizes FAc, a corticosteroid used in ILUVIEN that has demonstrated undesirable side effects in the eye, and the success of ILUVIEN, therefore, will be dependent upon achieving an acceptable risk/benefit profile.

ILUVIEN utilizes FAc, a corticosteroid whose use in the eye has been associated with undesirable side effects such as cataract formation and increased incidence of elevated IOP, which may increase the risk of glaucoma. Upon review of Alimera’s NDA for the low dose of ILUVIEN in the treatment of DME as well as the analysis of the 36 Month Data, including the subgroup data, the FDA may conclude that Alimera’s FAME Study did not demonstrate that ILUVIEN has sufficient levels of efficacy to outweigh the risks associated with its side-effect profile. Conversely, the FDA may conclude that ILUVIEN’s side-effect profile does not demonstrate an acceptable risk/benefit relationship in line with ILUVIEN’s demonstrated efficacy. In the event of such conclusions, Alimera may not receive regulatory approval from the FDA or from similar regulatory agencies in other countries.

Even if Alimera receives regulatory approval for ILUVIEN, the FDA and other regulatory agencies may impose limitations on the indicated uses for which ILUVIEN may be marketed, may subsequently withdraw approval for ILUVIEN or may take other actions against ILUVIEN that would be adverse to our business.

Regulatory agencies generally approve products for particular indications. Alimera has indicated that it filed the subgroup data with respect to patients diagnosed with DME for three or more years in support of the pending NDA. It is possible that the FDA would approve ILUVIEN only for this subgroup of patients, which may reduce the size of the potential market for ILUVIEN. The FDA or another regulatory authority may further limit the indications of use.

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

Our product candidates, other than ILUVIEN for DME, are in early stages of development. Product development at all stages involves a high degree of risk, and only a small proportion of research and development programs result in an approved product. If clinical trials conducted by or for us or our licensees for any of our product candidates do not provide the necessary evidence of safety and efficacy, those product candidates could not be manufactured and sold, and would not generate revenues. Initial and subsequent clinical trials initiated by or for us or our licensees for product candidates may be delayed, or fail due to many factors, including the following:

•	our (or licensees’) lack of sufficient funding to pursue trials rapidly or at all;

•	our (or our licensees’) inability to attract clinical investigators for trials;

•	our (or our licensees’) inability to recruit patients in sufficient numbers or at the expected rate;

•	our inability to find or reach agreement with licensees to undertake the clinical trials;

•	decisions by licensees not to exercise options for products and not to pursue products licensed to them;

•	adverse side effects;

•	failure of the trials to demonstrate a product’s safety and efficacy;

•	our (or our licensees’) failure to meet FDA or other regulatory agency requirements for clinical trial design;

•	our (or our licensees’) inability to follow patients adequately after treatment;

•	changes in the design or manufacture of a product;

•	failures by, or changes in, our (or our licensees’) relationship with contract research organizations, third-party vendors and investigators responsible for pre-clinical testing and clinical trials;

•	our (or our licensees’) inability to manufacture sufficient quantities of materials for use in clinical trials;

•	stability issues with materials;

•	failure to comply with cGMP or other manufacturing issues;

•	requests by regulatory authorities for additional clinical trials;

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

Our business strategy includes entering into collaborative and licensing arrangements for the development and commercialization of our product candidates, and we currently have collaboration and licensing arrangements with Alimera, Pfizer and Bausch & Lomb. The curtailment or termination of any of these arrangements could adversely affect our business, our ability to develop and commercialize our products, product candidates and proposed products and our ability to fund operations.

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

In June 2011, we amended and restated our Original Pfizer Agreement to focus solely on the development of the Latanoprost Product. Pfizer may terminate the Restated Pfizer Agreement without penalty at any time and for any reason upon 60 days’ written notice. We have exclusively licensed our technology underlying Vitrasert and Retisert to Bausch & Lomb, which can terminate its agreement with us without penalty at any time upon 90 days’ written notice. We have licensed the technology underlying ILUVIEN for DME and certain ophthalmic applications to Alimera. Alimera has financial responsibility for the development of ILUVIEN and any other licensed products developed under our collaboration agreement, along with sole responsibility for the commercialization of such licensed products. Alimera may abandon the development and commercialization of any licensed product at any time.

Any of Pfizer, Alimera or Bausch & Lomb may decide not to continue to develop, exercise options or commercialize any or all of the licensed products under their respective agreements, change strategic focus, pursue alternative technologies or develop competing products. While Pfizer and Bausch & Lomb have significant experience in the ophthalmic field and have substantial resources, there is no assurance whether, and to what extent, that experience and those resources will be devoted to our technologies. Alimera has limited experience, and if approved, ILUVIEN would be its first product. Because we do not currently have sufficient funding or internal capabilities to develop and commercialize our products and product candidates, decisions, actions, breach or termination of these agreements by Pfizer, Bausch & Lomb or Alimera could delay or stop the development or commercialization of any of the products or product candidates licensed to such entities.

If our competitors and potential competitors develop products that receive regulatory approval before our product candidates are approved or reach the market prior to our product candidates, are more effective, or have fewer side effects than our products or product candidates or are more effectively marketed or cost less, our products or product candidates may not achieve the sales we anticipate and could be rendered obsolete.

We believe that pharmaceutical, drug delivery and biotechnology companies, research organizations, governmental entities, universities, hospitals, other nonprofit organizations and individual scientists are seeking to develop drugs, therapies, products, approaches or methods to treat our targeted diseases or their underlying causes. For many of our targeted diseases, competitors have alternate therapies that are already commercialized or are in various stages of development ranging from discovery to advanced clinical trials. For example, Novartis announced earlier this year that the European Commission granted Novartis a new indication for Lucentis to treat patients with visual impairment due to DME. Any of these drugs, therapies, products, approaches or methods may receive government approval or gain market acceptance more rapidly than our products and product candidates, may offer therapeutic or cost advantages, or may cure our targeted diseases or their underlying causes completely, which could reduce demand for our products and product candidates and could render them noncompetitive or obsolete. For example, sales of Vitrasert for the treatment of CMV retinitis, a disease that affects people with late-stage AIDS, declined significantly because of treatments that delay the onset of late-stage AIDS.

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

Our success is dependent on whether we can obtain patents, defend our existing patents and operate without infringing on the proprietary rights of third parties. As of August 31, 2011, we had 193 patents and 170 pending patent applications, including patents and pending applications covering our Durasert, BioSilicon and CODRUG technologies. Intellectual property protection of our technologies is uncertain. We expect to seek to patent and protect our proprietary technologies. However, there is no assurance that any additional patents will be issued to us as a result of our pending or future patent applications or that any of our patents will withstand challenges by others. In addition, we may not have sufficient funds to patent and protect our proprietary technologies to the extent that we would desire, or at all. If we were determined to be infringing any third party patent, we could be required to pay damages, alter our products or processes, obtain licenses, pay royalties or cease certain operations. We may not be able to obtain any required licenses on commercially favorable terms, if at all. In addition, many foreign country laws may treat the protection of proprietary rights differently from, and may not protect our proprietary rights to the same extent as, laws in the United States and Patent Co-operation Treaty countries.

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

RISKS RELATED TO OUR BUSINESS, INDUSTRY, STRATEGY AND OPERATIONS

If we fail to retain key personnel, our business could suffer.

We are dependent upon the principal members of our management, administrative and scientific staff. In addition, we believe that our future success in developing our products and achieving a competitive position will depend to a large extent on whether we can attract and retain additional qualified management and scientific personnel. There is strong competition for such personnel within the industry in which we operate and we may not be able to continue to attract such personnel either to Massachusetts, where much of our research and development is conducted, or to Malvern in the U.K. As we have a small number of employees and our products are unique and highly specialized, the loss of the services of one or more of the principal members of senior management or scientific staff, or the inability to attract and retain additional personnel and develop expertise as needed, could have a material adverse effect on our results of operations and financial condition.

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

Alimera has contracted with third-party manufacturers with respect to the manufacture of components of ILUVIEN. Our business could be significantly harmed if these third parties are not able to manufacture ILUVIEN in compliance with cGMP or to satisfy demand for ILUVIEN and alternative sources are not available. In addition, the materials necessary to produce ILUVIEN or to formulate the active pharmaceutical ingredient may not be available on commercially reasonable terms, or at all, which could affect the development and commercialization of ILUVIEN.

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

The FDAAA granted the FDA enhanced authority over products already approved for sale, including authority to require post-marketing studies and clinical trials, labeling changes based on new safety information and compliance with risk evaluations and mitigation strategies approved by the FDA. The FDA’s exercise of this relatively new authority could result in delays and increased costs during product development, clinical trials and regulatory review and approval, increased costs following regulatory approval to assure compliance with new post-approval regulatory requirements, and potential restrictions on the sale or distribution of approved products following regulatory approval.

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

As of August 31, 2011, we had outstanding approximately 7.8 million investor warrants and 3.4 million employee and director options to acquire shares of our common stock, or approximately 35.1% of our shares on a fully diluted basis. Certain of the options are subject to shareholder approval and/or performance conditions, and the exercise prices of all of these warrants and a small portion of the stock options were above the market price at that date. The issuance of shares of our common stock upon exercise of our outstanding warrants and stock options could result in dilution to the interests of other holders of our common stock and could adversely affect our stock price. The overhang of outstanding warrants and options may adversely affect our stock price. The warrant exercise prices may be adjusted under certain circumstances.

Pfizer owns a significant percentage of our common stock and is a collaborative partner and therefore may be able to influence our business in ways that are not beneficial to you.

Pfizer owned approximately 9.0% of our outstanding shares as of August 31, 2011 and is a collaborative partner. As a result, Pfizer may be able to exert significant influence over our board of directors and how we operate our business. The concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real property. We lease the following:

•	3,940 square feet of laboratory space, 1,582 square feet of clean room space and 7,890 square feet of office space in Watertown, Massachusetts under a lease agreement that expires in April 2014; and

•	1,500 square feet of laboratory space and 1,800 square feet of office space in Malvern, United Kingdom under lease agreements that expire in June 2012.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Each of our officers holds office until the first meeting of the board of directors following the next annual meeting of stockholders and until such officer’s respective successor is chosen and qualified, unless a shorter period shall have been specified by the terms of such officer’s election or appointment. Our current officers are listed below.

Paul Ashton, 50

President and Chief Executive Officer

Dr. Ashton has served as our President and Chief Executive Officer since January 2009 and was previously our Managing Director from January 2007 and our Executive Director of Strategy from December 2005 to January 2007. From 1996 until acquired by us in December 2005, Dr. Ashton was the President and Chief Executive Officer of Control Delivery Systems, Inc. (CDS), a drug delivery company that he co-founded in 1991. Dr. Ashton was previously a joint faculty member in the Departments of Ophthalmology and Surgery at the University of Kentucky, served on the faculty of Tufts University and worked as a pharmaceutical scientist at Hoffman-LaRoche.

Lori Freedman, 44

Vice President of Corporate Affairs, General Counsel and Company Secretary

Ms. Freedman has served as our Vice President of Corporate Affairs, General Counsel and Secretary since May 2006, and held the same positions at CDS from 2001 to May 2006. Prior to that, Ms. Freedman served as Vice President, Business Development, and Counsel of Macromedia, Inc., a provider of software for creating

Internet content and business applications, from March 2001 through September 2001. Ms. Freedman has also served as Vice President, General Counsel, and Secretary of Allaire Corporation, a provider of Internet infrastructure for building business applications, from 1999 until Allaire’s acquisition by Macromedia in 2001, as Corporate Counsel of Polaroid Corporation from May 1998 to December 1998 and with the law firm of McDermott, Will & Emery.

Leonard S. Ross, 61

Vice President, Finance and Principal Financial Officer

Mr. Ross has served as our Vice President, Finance since November 2009 and was previously our Corporate Controller from October 2006. Mr. Ross was designated as the Company’s principal financial officer in March 2009. From 2001 through April 2006, Mr. Ross served as Corporate Controller for NMT Medical, Inc., a medical device company. From 1990 to 1999, Mr. Ross was employed by JetForm Corporation, a developer of workflow software solutions, where he served in various capacities, including Vice President, Finance and Vice President, International Operations.

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

Market Information, Holders and Dividends

Our common stock is traded on the NASDAQ Global Market under the trading symbol “PSDV”. The following table sets forth the high and low prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated:

	High	Low
Fiscal year ended June 30, 2011:
First Quarter	$4.54	$3.16
Second Quarter	7.22	4.26
Third Quarter	5.15	3.75
Fourth Quarter	4.68	3.50

Fiscal year ended June 30, 2010:
First Quarter	$6.25	$1.51
Second Quarter	6.06	2.86
Third Quarter	4.72	3.08
Fourth Quarter	5.14	3.26

On September 8, 2011, the last reported sale price of our common stock on the NASDAQ Global Market was $4.53. As of that date, we had approximately 424 holders of record of our common stock and, according to our estimates, approximately 3,450 beneficial owners of our common stock. In addition, as of that date, there were 2,473 registered owners of our CDIs.

We have never paid cash dividends, and we do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of June 30, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (*) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column a) (c)
Equity Compensation plans approved by security holders	2,740,895	$2.85	709,063
Equity Compensation plans not approved by security holders	—	—	—

Total	2,740,895	$2.85	709,063

(*)	Of the total outstanding options, 135,000 are denominated in A$ and were translated at the June 30, 2011 exchange rate of A$1.00 = US$1.0595.

On July 1, 2011 and each subsequent anniversary date through July 1, 2017, the number of shares reserved for issuance under the Company’s 2008 Incentive Plan will be increased by the least of (i) 750,000 shares; (ii) 4% of the then outstanding shares of common stock; and (iii) any such lesser number of shares as is determined by the Compensation Committee of the Board of Directors. On July 1, 2011, the number of shares issuable under the 2008 Incentive Plan was increased by 600,000 shares, representing such lesser amount as approved by the Board of Directors.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities; Issuer Repurchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical financial data set forth below as of June 30, 2011, 2010, 2009, 2008 and 2007 and for each of the years then ended have been derived from our audited consolidated financial statements, of which the financial statements as of June 30, 2011 and 2010 and for the years ended June 30, 2011, 2010 and 2009 are included elsewhere in this Annual Report on Form 10-K.

The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited consolidated financial statements, and the notes thereto, and other financial information included elsewhere herein. Our historical financial information may not be indicative of our future results of operations or financial position.

	Year Ended June 30,
	2011 (1)	2010 (1)	2009 (1)	2008 (1,2)	2007 (3,4)
	(In thousands except per share data)
Consolidated Statements of Operations Data:
Revenues:
Collaborative research and development	$3,612	$22,570	$12,002	$3,328	$733
Royalty income	1,353	483	160	148	1,052

Total revenues	4,965	23,053	12,162	3,476	1,785

Operating expenses:
Research and development	6,864	6,994	8,007	14,426	21,065
General and administrative	8,104	6,968	8,791	13,951	11,204
Impairment of goodwill	—	—	—	60,106	—
Impairment of intangible assets	—	—	—	—	45,278

Total operating expenses	14,968	13,962	16,798	88,483	77,547

Operating (loss) income from continuing operations	(10,003)	9,091	(4,636)	(85,007)	(75,762)

Other income (expense):
Change in fair value of derivatives	1,140	(339)	959	8,357	11,434
Interest income	30	27	162	648	277
Interest and finance costs	—	—	—	(507)	(9,491)
Loss on extinguishment of debt	—	—	—	—	(23,361)
Other (expense) income, net	(13)	(3)	53	356	153

Total other income (expense)	1,157	(315)	1,174	8,854	(20,988)

(Loss) income from continuing operations before income taxes	(8,846)	8,776	(3,462)	(76,153)	(96,750)
Income tax benefit (expense)	218	(23)	951	483	13,225

(Loss) income from continuing operations	(8,628)	8,753	(2,511)	(75,670)	(83,525)

Discontinued operations:
Loss from discontinued operations	—	—	—	—	(1,318)
Gain on sale of discontinued operations	—	—	—	—	3,640

Income from discontinued operations	—	—	—	—	2,322

Net (loss) income	$(8,628)	$8,753	$(2,511)	$(75,670)	$(81,203)

Basic net (loss) income per share:
(Loss) income from continuing operations	$(0.44)	$0.48	$(0.14)	$(4.17)	$(7.57)
Income from discontinued operations	—	—	—	—	0.21

Net (loss) income	$(0.44)	$0.48	$(0.14)	$(4.17)	$(7.36)

Diluted net (loss) income per share:
(Loss) income from continuing operations	$(0.44)	$0.46	$(0.14)	$(4.17)	$(7.57)
Income from discontinued operations	—	—	—	—	0.21

Net (loss) income	$(0.44)	$0.46	$(0.14)	$(4.17)	$(7.36)

Weighted average common shares outstanding:
Basic	19,489	18,405	18,263	18,166	11,038

Diluted	19,489	18,895	18,263	18,166	11,038

	As of June 30,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$12,912	$15,514	$6,899	$15,609	$2,670
Marketable securities	11,216	2,051	—	—	—
Total assets	47,113	43,014	37,104	55,784	107,220
Total deferred revenue	7,847	6,896	10,534	18,590	1,702
Total stockholders’ equity	37,433	33,041	23,541	30,078	88,265

(1)	We recognized $3.3 million of collaborative research and development revenue in fiscal 2011 under our Restated Pfizer Agreement. We recognized $0.2 million in fiscal 2011, $22.3 million in fiscal 2010, $11.8 million in fiscal 2009 and $3.3 million in fiscal 2008 of collaborative research and development revenue under our collaboration agreement with Alimera. See Note 3 to the accompanying audited consolidated financial statements for additional information.

(2)	At June 30, 2008, in connection with our annual review of goodwill, we recorded a $60.1 million goodwill impairment charge.

(3)	At June 30, 2007, we recorded a $45.3 million impairment charge related to our Durasert intangible asset.

(4)	In April 2007, we sold the stock of our AION Diagnostics, Inc. subsidiary for a pre-tax and after-tax gain of $3.6 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We develop tiny, sustained release, drug delivery products designed to deliver drugs at a controlled and steady rate for months or years. We are currently focused on treatment of chronic diseases of the back of the eye utilizing our core technology systems, Durasert and BioSilicon. ILUVIEN for the treatment of DME, our most advanced product candidate, is currently under review by the FDA. An investigator-sponsored IND opened for an injectable insert designed to treat uveitis affecting the posterior segment of the eye (posterior uveitis) of the same design as ILUVIEN and an investigator-sponsored trial is ongoing for an injectable bioerodible insert designed to treat glaucoma and ocular hypertension. Our two FDA-approved products provide long-term, sustained drug delivery to treat two other chronic diseases of the retina.

ILUVIEN. We licensed the third generation injectable Durasert insert that delivers FAc over a period of up to 3 years to Alimera for the treatment and prevention of eye diseases in humans (other than uveitis). This insert is being developed by Alimera under its brand name ILUVIEN. Alimera completed two Phase III clinical trials (FAME Study) of ILUVIEN for the treatment of DME, a leading cause of vision loss for people under the age of 65 estimated to affect over 1,000,000 people in the United States.

Alimera submitted an NDA for ILUVIEN for DME to the FDA in June 2010 based on month 24 data from the FAME Study, received a CRL in December 2010 and resubmitted an NDA to the FDA to respond to the CRL in May 2011. Alimera expects a response from the FDA in November 2011. Alimera stated that if approved, it plans to commercialize ILUVIEN for DME in the U.S. as soon as early 2012. In July 2010, Alimera submitted a Marketing Authorization Application for ILUVIEN for DME to the MHRA in the United Kingdom and to other regulatory authorities in Europe. Alimera reports that it anticipates submitting the final response to the MHRA and the other European regulatory authorities by December 31, 2011.

Under our collaboration agreement with Alimera, in addition to treating DME, ILUVIEN is also being studied in three Phase II clinical trials for the treatment of the dry form of AMD, the wet form of AMD and RVO.

Other Product Development. In September 2011, an investigator-sponsored IND opened for a Phase I/II study of the safety and efficacy of our injectable, sustained release insert delivering FAc for the treatment of uveitis affecting the posterior segment of the eye (posterior uveitis). The insert is the same design as the insert being developed by Alimera for the treatment of DME and delivers the high and low dose of FAc used in the FAME Study. We did not license Alimera the rights to use the insert for uveitis. If successful, we plan to advance this product candidate into pivotal multi-center Phase III trials and reference the NDA for ILUVIEN for DME (including the clinical data from the FAME Study and the manufacturing and stability data) in potential posterior uveitis regulatory filings. We also plan to use a new inserter, with a smaller gauge needle than that used in the FAME Study, in any future posterior uveitis Phase III trials.

Under our Restated Pfizer Agreement, we granted Pfizer an exclusive option under various circumstances to license the development and commercialization worldwide of an injectable, bioerodible sustained release insert delivering latanoprost (Latanoprost Product) for the treatment of human ophthalmic disease or conditions other than uveitis. An investigator-sponsored Phase I/II dose-escalation study has been initiated to assess the safety and efficacy of this insert, which utilizes a fourth generation of our Durasert technology, in patients with elevated IOP. We are currently developing a prototype of this implant that contains BioSilicon to assist in the delivery of latanoprost. If successful, we plan to advance the new prototype into a multi-center Phase II trial.

In August 2011, we entered into an evaluation agreement with (HSS) to investigate our Durasert drug delivery technologies in orthopedics.

Approved Products. Our two FDA-approved products utilize two earlier generations of our Durasert technology system, second-generation Retisert for the treatment of posterior uveitis, and first-generation Vitrasert for the treatment of AIDS-related cytomegalovirus (CMV) retinitis. We have licensed both of these products and the technologies underlying them to Bausch & Lomb. Retisert delivers FAc to provide sustained release treatment for approximately two and a half years, and Vitrasert delivers ganciclovir to provide sustained release treatment for six to nine months.

BioSilicon. BioSilicon, the second key technology system we are targeting for sustained drug delivery, utilizes fully-erodible, nanostructured, porous material. Our primary focus is on Tethadur, which utilizes BioSilicon to deliver large biologic molecules, including peptides and proteins, on a sustained basis. Our BioSilicon technology is also designed to deliver smaller molecules.

Equity Financings

In January 2011, we sold 2,210,000 units at a price of $5.00 per unit for gross proceeds of $11.1 million. Each unit consisted of (i) one share of common stock and (ii) one warrant to purchase 0.25 share of common stock at $5.00 per share.

License and Collaboration Agreements

Alimera

Upon execution of the Restated Alimera Agreement in March 2008, we received consideration of $12.0 million in cash and Alimera cancelled $5.7 million of accrued development cost liabilities, including related penalties and accrued interest, owed by us to Alimera as of March 14, 2008. In addition, we received a $15.0 million conditional note (subject to acceleration upon the occurrence of certain defined liquidity events), Alimera agreed to pay us a $25.0 million milestone payment upon FDA approval of Iluvien for DME and Alimera assumed all financial responsibility for the development of licensed products under the Restated Alimera Agreement, which had previously been shared equally, including reimbursement of approved development costs incurred by us in support of the ongoing clinical studies of Iluvien and anticipated regulatory submissions. In exchange, we decreased our share in any future profits, as defined, on sales of Iluvien by Alimera from 50% to 20%, subject to an offset of 20% of pre-profitability commercialization costs, as defined, incurred by Alimera. In the event Alimera sublicenses commercialization, we are entitled to receive 20% of royalties and 33% of non-royalty consideration received by Alimera, less certain permitted deductions. Alimera has indicated that it intends to commercialize Iluvien, if approved, through a direct sales force in the United States and to seek marketing collaboration partners for the commercialization of Iluvien outside of the United States.

Pursuant to the Restated Alimera Agreement, a total of $18.3 million of deferred revenue was recognized as revenue on a straight-line basis over the 21.5 month performance obligation period from the amendment effective date through December 31, 2009. Following consummation of the Restated Alimera Agreement, we received conditional note interest payments and reimbursements of approved development and patent maintenance costs totaling $247,000, $1.5 million and $1.9 million during the years ended June 30, 2011, 2010 and 2009, respectively. In addition, on April 27, 2010, following consummation of its initial public offering, Alimera paid the $15.0 million conditional note in full. Cash consideration received from Alimera during the performance period was recognized as revenue ratably over the performance period, including immediate revenue recognition catch-up for the pro rata period from the amendment effective date to the date of each receipt. Cash consideration received subsequent to December 31, 2009 has been recognized as revenue upon receipt or at such earlier date, if applicable, on which any such amount is both fixed and determinable and reasonably assured of collection.

Pfizer

Under the Original Pfizer Agreement, beginning in calendar year 2008 Pfizer paid us $500,000 quarterly in consideration of our costs in performing the research program. Because we were unable to define the period of our performance obligations under this agreement, all payments received from Pfizer, totaling $7.75 million, were classified in non-current deferred revenue.

In June 2011, we entered into the Restated Pfizer Agreement to focus solely on the development of a sustained-release bioerodible implant designed to deliver latanoprost by subconjuntival injection. The Original Pfizer Agreement was effectively terminated, including the cessation of Pfizer’s $500,000 quarterly funding of the research program. In addition, we regained all rights to our intellectual property in ophthalmic applications previously included in the Original Pfizer Agreement other than pursuant to the Restated Pfizer Agreement. Upon execution of the Restated Pfizer Agreement, Pfizer made an upfront payment of $2.3 million and we agreed to use commercially reasonable efforts to fund development of the Latanoprost Product for at least one year and, thereafter, at our option, through completion of Phase II clinical trials, as defined. Upon completion of Phase II clinical trials, Pfizer has the option to acquire, upon payment of $20 million, an exclusive, worldwide license to develop and commercialize the Latanoprost Product for the treatment of human ophthalmic disease and conditions other than uveitis and we would be eligible to receive development, regulatory and commercial milestone payments of up to $146.5 million and double-digit sales-based royalties. If Pfizer does not exercise this option, we will be able to develop and commercialize the Latanoprost Product on our own or with a partner, with rights to Pfizer intellectual property as necessary.

Based upon the significant changes to the terms of the Original Pfizer Agreement, which included (i) changes in the consideration payable by Pfizer; (ii) changes in the deliverables; and (iii) changes in the research program, which now is solely related to the Latanoprost Product, we considered the Restated Pfizer Agreement a material modification and applied the guidance of ASU 2009-13 to this arrangement.

Our deliverables under the Restated Pfizer Agreement include conducting the research and development program for the Latanoprost Product through completion of Phase II (the “R&D program”) and participation on a Joint Steering Committee (JSC). We concluded that the Pfizer exercise option for the worldwide exclusive license is not a deliverable of the arrangement, due to it being a substantive option and not being priced at a significant and incremental discount. We determined that the JSC does not have standalone value from the R&D program and therefore we have combined these deliverables into a single unit of accounting. The performance period is the expected period over which the services of the combined unit are performed, and we have estimated that period to be 3 years.

The total arrangement consideration of the Restated Pfizer Agreement totaled $10.05 million, which consisted of the $7.75 million of deferred revenue on the Company’s balance at the effective date plus the $2.3 million upfront payment. The difference between the total arrangement consideration and the estimated selling price of the combined deliverables, or $3.3 million, has been recognized as collaborative research and development revenue in the quarter ended June 30, 2011, the period of the modification. To determine the estimated selling price of the combined deliverable, we applied an acceptable margin to our cost projections for the combined deliverable. The estimated selling price of $6.7 million will be recognized as collaborative research and development revenue over the expected 3-year performance period using the proportional performance method. The costs associated with conducting the research program for the Latanoprost Product will be reflected in operating expenses in the period in which they are incurred.

To the extent that any subsequent payment is received from Pfizer, including exercise option, milestone and sales-based royalty consideration, which would occur after completion of our performance period under the Restated Pfizer Agreement, such amount would be recognized as revenue when all the revenue criteria are met.

Bausch & Lomb

Bausch & Lomb sells Vitrasert and Retisert. Our collaboration agreement with Bausch & Lomb provides for royalties on such sales. In June 2005 we received a $3.0 million advance from Bausch & Lomb in consideration of $6.25 million of future Retisert royalties that otherwise would be payable to us. Bausch & Lomb retained $1.2 million in fiscal 2010, and $1.6 million in fiscal 2009 of Retisert royalties that otherwise would have been payable to us. During the quarter ended June 30, 2010, Bausch & Lomb retained the final portion of these royalties otherwise payable and we recorded an incremental $342,000 of royalty income, which was paid by Bausch & Lomb. Subsequent to June 30, 2010, we were entitled to receive 100% of the Retisert royalties pursuant to the collaboration agreement, and Retisert royalty income was $1.2 million in fiscal 2011. Vitrasert royalties were $112,000 in fiscal 2011, $141,000 in fiscal 2010 and $160,000 in fiscal 2009.

Intrinsiq

In January 2008 Intrinsiq acquired an exclusive field of use license for nutraceutical and food science applications of BioSilicon, and certain related assets, for which we received aggregate license fee payments of $1.2 million through fiscal 2009. During fiscal 2010, we received the first contractual minimum royalty payment of $450,000. Subject to continuation of the license agreement, which was cancellable by Intrinsiq on 90 days advance notice, we were entitled to receive additional scheduled minimum royalty payments totaling approximately $3.1 million from January 2012 through April 2014, creditable against quarterly royalties earned, if any.

In February 2009, we entered into a 2-year manufacture and supply agreement, pursuant to which we leased certain equipment to Intrinsiq for use in manufacturing BioSilicon material, and title to the equipment passed upon our receipt of lease payments totaling $122,000.

On July 22, 2011, we consummated an asset purchase agreement pursuant to which we acquired porous BioSilicon-related capital equipment and intellectual property assets of Intrinsiq for $223,000, and assumed four Intrinsiq employees. As part of the transaction, Intrinsiq terminated the agreements underlying its original 2008 exclusive field-of-use license. The license termination will result in the recognition of collaborative research and development revenue of $1.1 million in the quarter ending September 30, 2011, representing the total Intrinsiq deferred revenue balance at June 30, 2011, which is classified as a current liability.

Summary of Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires that we make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience, anticipated results and trends and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. By their nature, these estimates, judgments and assumptions are subject to an inherent degree of uncertainty and management evaluates them on an ongoing basis for changes in facts and circumstances. Changes in estimates are recorded in the period in which they become known. Actual results may differ from our estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to the accompanying consolidated financial statements, we believe that the following accounting policies are critical to understanding the judgments and estimates used in the preparation of our financial statements. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies discussed below.

Revenue Recognition

Our business strategy includes entering into collaborative license and development agreements for the development and commercialization of product candidates utilizing our technology systems.

The terms of these arrangements typically include multiple deliverables by us (for example, granting of license rights, providing research and development services and manufacturing of clinical materials, participating on joint research committee) in exchange for consideration to us of some combination of non-refundable license fees, funding of research and development activities, payments based upon achievement of clinical development, regulatory and sales milestones and royalties in the form of a designated percentage of product sales or profits.

Revenue arrangements with multiple deliverables are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and based on the selling price of the deliverables. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price of the elements and the appropriate revenue recognition principles are applied to each unit.

The assessment of multiple deliverable arrangements requires judgment in order to determine the appropriate units of accounting, the estimated selling price of each unit of accounting, and the points in time that, or periods over which, revenue should be recognized.

For the year ended June 30, 2011, we reported $3.6 million of collaborative research and development revenue. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured.

We prospectively adopted the provisions of ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) for new and materially modified arrangements originating on or after July 1, 2010. ASU 2009-13 requires a vendor to allocate revenue to each unit of accounting in arrangements involving multiple deliverables. It changes the level of evidence of standalone selling price required to separate deliverables by allowing a vendor to make its best estimate of the standalone selling price of deliverables when vendor-specific objective evidence or third-party evidence of selling price is not available.

As discussed further in Note 3 to our consolidated financial statements, adoption of this accounting pronouncement in fiscal 2011 resulted in the recognition of revenue in connection with our 2007 Collaborative Research and License Agreement with Pfizer that became subject to the new accounting pronouncement after a material modification to the agreement occurred. As a result of the adoption of ASU 2009-13, deferred revenues associated with this Pfizer agreement will be recognized as revenues earlier than would otherwise have occurred.

Our deliverables under the Restated Pfizer Agreement include conducting the research and development program for the Latanoprost Product through completion of Phase II (the “R&D program”) and participation on a Joint Steering Committee (JSC). We concluded that the Pfizer exercise option for the worldwide exclusive license is not a deliverable of the arrangement, due to it being a substantive option and not being priced at a significant and incremental discount. We determined that the JSC does not have standalone value from the R&D program and therefore we have combined these deliverables into a single unit of accounting.

The total arrangement consideration of the Restated Pfizer Agreement totaled $10.05 million, which consisted of the $7.75 million of deferred revenue on our balance sheet at the effective date plus the $2.3 million upfront payment. The difference between the total arrangement consideration and the estimated selling price of the combined deliverables, or $3.3 million, has been recognized as collaborative research and development revenue in the quarter ended June 30, 2011, the period of the modification. To determine the estimated selling price of the combined deliverable, we applied an estimated margin to our cost projections for the combined deliverable. A change in the estimated margin or our cost projections would directly impact the amount of revenue recognized during fiscal 2011. An increase of 10% in our estimated selling price of the combined deliverables would have reduced revenue recognized during fiscal 2011 by approximately $670,000.

Valuation of Intangible Assets

At June 30, 2011, we reported $21.6 million of intangible assets, which consisted of $6.9 million and $14.7 million of capitalized costs related to patents, intellectual property and technology rights underlying our Durasert and BioSilicon technology systems, respectively, net of accumulated amortization. We amortize these intangible assets using the straight-line method over their estimated economic lives, which currently extend through calendar year 2017 and results in a charge to operations of approximately $3.3 million per year. We believe that the carrying value of our intangible assets will be recouped primarily through expected net cash flows from our existing collaboration agreements described under License and Collaboration Agreements above.

We review our intangible assets for impairment whenever events or changes in business circumstances indicate that the asset carrying value may not be fully recoverable or that the useful life of the asset is no longer appropriate. Factors that could trigger an impairment review include the following:

•	Change relative to historical or projected future operating results,

•	Modification or termination of our existing collaboration agreements,

•	Changes in the expected use of the intangible assets or the strategy for the overall business, and

•	Industry or economic trends and developments.

If an impairment trigger is identified, we determine recoverability of an intangible asset by comparing projected undiscounted net cash flows to be generated by the asset to its carrying value. If the carrying value is not recoverable, an impairment charge is recorded equal to the excess of the asset’s carrying value over its fair value, and the carrying value is adjusted. Estimated future undiscounted cash flows, which relate to existing contractual agreements as well as projected cash flows from future research and development collaboration agreements utilizing the underlying technology systems, require management’s judgment regarding future events and probabilities. Actual results could vary from these estimates. Future adverse changes or other unforeseeable factors could result in an impairment charge with respect to some or all of the carrying value of our intangible assets. Such an impairment charge could materially impact future results of operations and financial position in the reporting period identified.

If there is a significant change in the estimation of the projected undiscounted net cash flows for the products and product candidates utilizing the Durasert and BioSilicon technology systems, the carrying value of the respective assets could be impaired. We expect to have further information about whether we will advance the Latanoprost Product utilizing BioSilicon technology into more advanced clinical trials in late fiscal 2012, and if we do not do so, the BioSilicon intangible asset could become fully impaired.

Results of Operations

Years Ended June 30, 2011 and 2010

	Year ended June 30,		Change
	2011	2010	Amounts	%
	(In thousands except percentages)
Revenues	$4,965	$23,053	$(18,088)	(78)%

Operating expenses:
Research and development	6,864	6,994	(130)	(2)%
General and administrative	8,104	6,968	1,136	16%

Total operating expenses	14,968	13,962	1,006	7%

Operating (loss) income	(10,003)	9,091	(19,094)	(210)%

Other income (expense):
Change in fair value of derivatives	1,140	(339)	1,479	436%
Interest income	30	27	3	11%
Other expense, net	(13)	(3)	(10)	(333)%

Total other income (expense)	1,157	(315)	1,472	467%

(Loss) income before income taxes	(8,846)	8,776	(17,622)	(201)%
Income tax benefit (expense)	218	(23)	241	1048%

Net (loss) income	$(8,628)	$8,753	$(17,381)	(199)%

Revenues

We recognized total revenue of $5.0 million for fiscal 2011 as compared to $23.1 million for fiscal 2010. The decrease in revenue was primarily due to a $19.0 million decrease in collaborative research and development revenue, partially offset by an $870,000 increase in royalty income.

Collaborative research and development revenue for fiscal 2011 of $3.6 million was predominantly related to the June 2011 Restated Pfizer Agreement. At the effective date of the Restated Pfizer Agreement, we had $7.75 million of deferred revenue from the Original Pfizer Agreement on our balance sheet, and we received $2.3 million of upfront consideration upon execution of the Restated Pfizer Agreement. The $6.7 million balance of Pfizer deferred revenue at June 30, 2011, after revenue recognition of $3.3 million, will be recognized as revenue using the proportional performance method over the 3-year estimated period of our performance obligations under the Restated Pfizer Agreement. Of that total, approximately $2.1 million is currently expected to be recognized as revenue during fiscal 2012.

Collaborative research and development revenue for fiscal 2010 was predominantly attributable to $22.3 million recognized in connection with our Restated Alimera Agreement. The Alimera revenue consisted of (i) the payment in full by Alimera of a $15.0 million conditional note plus interest in April 2010 and (ii) $7.1 million of revenue related to recognition of up-front license consideration, reimbursement of our development costs and receipt of conditional note interest payments through the December 31, 2009 end date of our performance obligations under the agreement.

We are entitled to receive a $25 million milestone payment from Alimera within 30 days following an FDA approval of ILUVIEN for DME. However, absent an FDA approval of ILUVIEN for DME during fiscal 2012, we currently expect to record an insignificant amount of collaborative research and development revenue attributable to the Restated Alimera Agreement in fiscal 2012.

For fiscal 2011, we earned $1.2 million of Retisert royalties. For fiscal 2010, we recognized $342,000 in Retisert royalty income and $1.2 million of Retisert royalties otherwise payable to us was retained by Bausch &

Lomb as the result of a 2005 advance payment from Bausch & Lomb, thereby completing an advance royalty agreement. Retisert royalty income for fiscal 2011 represented a 19.3% decrease compared to the aggregate of fiscal 2010 royalty income and amounts retained by Bausch & Lomb. For fiscal 2012, we expect Retisert royalty income to continue its historical downward trend.

Research and Development

Research and development decreased by $130,000, or 2%, to $6.9 million for fiscal 2011 from $7.0 million for fiscal 2010. This decrease was primarily attributable to a federal therapeutic discovery grant, partially offset by a small increase in research and development costs. We may significantly increase our research and development expense in fiscal 2012, primarily dependent upon whether we initiate clinical trials and other product development activities that we fund internally.

General and Administrative

General and administrative costs increased by $1.1 million, or 16%, to $8.1 million for fiscal 2011 from $7.0 million for fiscal 2010, primarily attributable to increased stock-based compensation and professional fees.

Change in Fair Value of Derivatives

Change in fair value of derivatives represented income of $1.1 million for fiscal 2011 compared to expense of $339,000 for fiscal 2010. Detachable warrants issued in share offerings denominated in A$ were recorded as derivative liabilities, subject to revaluation at subsequent reporting dates. The change in fair value of derivatives for fiscal 2011, determined using the Black-Scholes valuation model, was predominantly due to the expiration of approximately 3.7 million, or 95%, of the A$-denominated warrants during the year. The corresponding net expense in fiscal 2010 was primarily due to a substantial increase in the market price of our shares in fiscal 2010 (resulting in a smaller spread between the market price and the US$-equivalent exercise prices of the warrants), partially offset by the decrease in the weighted average remaining life of the underlying warrants during the period.

We are required to re-value these warrants at each subsequent balance sheet date, and changes in their fair values will result in adjustments to our recorded derivative liabilities ($170,000 at June 30, 2011) and a corresponding income or expense in our statement of operations. Although fluctuations in the fair value of the warrants will continue to impact our future quarterly and annual operating results until the last-to-expire of these warrants in July 2012, we expect the significantly lower number of outstanding warrants and short remaining duration to result in less significant income and expense fluctuations as compared to the prior two years.

Income Tax (Expense) Benefit

Income tax benefit of $218,000 in fiscal 2011 compares to $23,000 of income tax expense for fiscal 2010, primarily attributable to a net reduction of deferred tax liabilities.

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

Revenues

Revenues increased by approximately $10.9 million, or 90%, to $23.1 million for fiscal 2010 from $12.2 million for fiscal 2009. In each fiscal year, revenues were almost entirely attributable to our collaboration agreement with Alimera, consisting of (i) the portion of the upfront license consideration that we recognized in the given year; and (ii) the aggregate of conditional note payments and reimbursement of our development costs received from Alimera that we recognized in the given fiscal year. For fiscal 2010, the Alimera-related revenues included payment in full by Alimera of the $15.0 million conditional note plus interest.

During fiscal 2010, $1.2 million of Retisert royalties otherwise payable were retained by Bausch & Lomb, thereby completing the advance royalty agreement, and $342,000 were recorded as royalty income compared to $1.6 million retained by Bausch & Lomb in fiscal 2009 and $0 recorded as royalty income. The fiscal 2010 total of royalty income and amounts otherwise payable of approximately $1.5 million compared to approximately $1.6 million of royalties otherwise payable for fiscal 2009, a decrease of 6.1%.

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

Change in Fair Value of Derivatives

Change in fair value of derivatives represented an expense of $339,000 for fiscal 2010 compared to income of $959,000 for fiscal 2009, primarily due to a net increase in the market price of our shares in fiscal 2010 (resulting in a smaller spread between the market price and the US$-equivalent exercise prices of the warrants) compared to a net decrease in the market price of our shares in fiscal 2009.

Interest Income

Interest income decreased by $135,000, or 83%, to $27,000 for fiscal 2010 from $162,000 for fiscal 2009, primarily due to sharply lower weighted average interest rates earned on money market funds.

Other (Expense) Income

Other expense, net of $3,000 for fiscal 2010 compares to other income of $53,000 for fiscal 2009. This change was primarily attributable to the absence in fiscal 2010 of foreign exchange gains recognized in fiscal 2009.

Income Tax (Expense) Benefit

Income tax expense of $23,000 in fiscal 2010 compares to $951,000 of income tax benefit for fiscal 2009. The net change was primarily attributable to an approximate $706,000 decrease of foreign research and development tax credits earned by our U.K. subsidiary and an approximate $186,000 increase in U.S. federal alternative minimum taxes resulting from payment of the Alimera conditional note.

Inflation and Seasonality

Our management believes inflation has not had a material impact on our operations or financial condition and that our operations are not currently subject to seasonal influences.

Recently Adopted and Recently Issued Accounting Pronouncements

New accounting pronouncements are issued periodically by the Financial Accounting Standards Board (“FASB”) and are adopted by us as of the specified effective dates. Unless otherwise disclosed below, we believe that the impact of recently issued pronouncements will not have a material impact on our financial position, results of operations and cash flows or do not apply to our operations.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. We adopted ASU 2009-13 for revenue arrangements entered into or materially modified on or after July 1, 2010. Adoption of this guidance had a material impact on our fiscal 2011 consolidated financial statements as a result of a materially modified research and collaboration agreement with Pfizer.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require us to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. It is applicable to our fiscal quarter beginning July 1, 2012. We have not yet determined which method we will elect to present comprehensive income under the new standard.

Liquidity and Capital Resources

During fiscal 2009 to 2011, we financed our operations primarily from license fees, research and development funding and contingent cash payments from our collaboration partners and, to a lesser degree, from a January 2011 registered direct offering of our equity securities. At June 30, 2011, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities totaling $24.1 million. Our cash equivalents are invested in institutional money market funds and our marketable securities are invested in investment-grade corporate debt, government agency securities and commercial paper with maturities at June 30, 2011 ranging from one to nine months.

With the exception of fiscal 2010, we have incurred operating losses since inception and, at June 30, 2011, we had a total accumulated deficit of $226.9 million. We generally expect negative cash flows from operations on a quarterly basis at least until such time as one or more of our product candidates achieves regulatory approval and achieves sufficient sales. We believe we can fund our operations as currently conducted into at least calendar year 2013. Whether we will require, or desire, to raise additional capital will be influenced by many factors, including, but not limited to:

•	the timely development and regulatory approval and successful commercialization of ILUVIEN and receipt of milestone, royalty and other payments;

•

the scope and extent of our internally funded operations and programs, including the clinical trials for the Latanoprost Product and the posterior uveitis insert, any new product candidates and any new business opportunities;

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

Absent adequate levels of funding from new and existing collaboration agreements and/or financing transactions, management currently believes that our cash position thereafter depends significantly on approval of ILUVIEN for DME by the FDA and foreign regulatory authorities and the initiation and success of marketing of ILUVIEN for DME. However, there is no assurance that the FDA or other regulatory authorities will approve ILUVIEN for DME or that it will achieve market acceptance even if it is approved.

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

Our consolidated statements of historical cash flows are summarized as follows:

	Year Ended June 30,
	2011	2010	2009
	(In thousands)
Net (loss) income:	$(8,628)	$8,753	$(2,511)
Changes in operating assets and liabilities	1,211	(4,015)	(10,452)
Other adjustments to reconcile net (loss) income to cash flows from operating activities	4,247	5,161	4,527

Cash flows (used in) provided by operating activities	$(3,170)	$9,899	$(8,436)

Cash flows used in investing activities	$(9,498)	$(2,069)	$(195)

Cash flows provided by financing activities	$10,060	$802	$—

Sources and uses of operating cash flows for the years ended June 30, 2011, 2010 and 2009 are summarized as follows:

	Year Ended June 30,
	2011	2010	2009
	(In thousands)
Operating cash inflows:
License and collaboration agreements	$4,665	$19,123	$4,315
Royalty income	1,360	127	181
Foreign R&D tax credits	142	130	588
Federal R&D grants	208	—	—
Investment interest received (paid)	129	(22)	188

	6,504	19,358	5,272

Operating cash outflows:
Reincorporation costs	—	—	(1,401)
Legal and audit fees	(2,388)	(1,770)	(2,737)
All other operating cash outflows, net	(7,286)	(7,689)	(9,570)

	(9,674)	(9,459)	(13,708)

Cash flows (used in) provided by operating activities	$(3,170)	$9,899	$(8,436)

Operating cash inflows for each year consisted primarily of payments received pursuant to license and collaboration agreements, predominantly with Alimera and Pfizer. As a percentage of total license and collaboration agreement payments received, amounts attributable to Pfizer represented 92.2% in fiscal 2011, 10.5% in fiscal 2010 and 34.8% in fiscal 2009 and amounts attributable to Alimera represented 5.3% in fiscal 2011, 86.9% in fiscal 2010 and 44.5% in fiscal 2009.

Operating cash outflows increased by $215,000, or 2.3%, from fiscal 2010 to fiscal 2011, primarily as a result of increased professional fees, and decreased by $4.2 million, or 31%, from fiscal 2009 to fiscal 2010, primarily due to decreased professional fees related to, and resulting from, the Reincorporation, the related closure of our Australian office and decreased U.K. research and development costs, including completion of internally funded Phase II clinical studies of a product candidate.

Cash used in investing activities were primarily attributable to purchases of marketable securities, net of maturities, totaling $9.4 million for fiscal 2011 and $2.1 million for fiscal 2010. There were no transactions involving marketable securities during fiscal 2009.

Net cash flows from financing activities were predominantly attributable to $11.0 million of gross proceeds from the January 2011 registered direct share offering of 2,210,000 common shares and 552,500 warrants to purchase common shares at a price per unit of $5.00, net of $1.0 million of stock issuance costs. In addition, cash flows from financing activities included proceeds from the exercise of stock options and warrants totaling $17,000 in fiscal 2011 and $802,000 in fiscal 2010. There were no cash flows from financing activities in fiscal 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Tabular Disclosure of Contractual Obligations

The following table summarizes our minimum contractual obligations as of June 30, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating Lease Obligations	$1,078	$408	$370	$300	$—
Purchase Obligations	438	438	—	—	—

Total	$1,516	$846	$370	$300	$—

Our purchase obligations primarily consist of purchase orders for clinical trial and pre-clinical study costs, supplies and other operating needs.

We also have contractual obligations that are variable in nature and, as such, are not included in the above table. These include agreements with our three executive officers that would require us to make severance payments to them if we terminate their employment without cause or the executives resign for good cause.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to changes in the valuation of derivative liabilities, foreign currency exchange rates and interest rates.

Derivative Liabilities

At June 30, 2011, the balance of our derivative liabilities, which relate to warrants denominated in A$, totaled $170,000 and was determined using the Black-Scholes valuation model. The change in fair value of derivatives resulted in income of $1.1 million for fiscal 2011, expense of $339,000 for fiscal 2010 and income of $959,000 for fiscal 2009.

During fiscal 2011, approximately 3.7 million A$ warrants expired. At June 30, 2011, there were 205,000 A$ warrants outstanding with a remaining contractual life of approximately 1.05 years and a US$-equivalent exercise price of $8.14 per share compared to the $4.28 NASDAQ closing price of our common shares. Fluctuations in our share price and the US$-equivalent exercise price of the warrants as a result of currency rate change are the primary factors that change the fair value of these derivatives. The following table summarizes the sensitivity of our consolidated statements of operations for fiscal 2011 to assumed increases or decreases of our share price at June 30, 2011:

	Decrease in Share Price			Current Price	Increase in Share Price
	-15%	-10%	-5%		+5%	+10%	+15%
	(In thousands)
Change in fair value of derivatives—income (expense)	$63	$46	$28	$—	$(10)	$(30)	$(51)

Foreign Currency Exchange Rates

We conduct operations in two principal currencies, the U.S. dollar and the Pound Sterling (£). The U.S. dollar is the functional currency for our U.S. operations, and the Pound Sterling is the functional currency for our U.K. operations. Changes in the foreign exchange rate of the U.S. dollar and Pound Sterling impact the net operating expenses of our U.K. operations. The weakening of the U.S. dollar in fiscal 2011 compared to fiscal 2010 resulted in a net increase in research and development expense of approximately $20,000. All cash and cash equivalents, and most other asset and liability balances, are denominated in each entity’s functional currency and, accordingly, we do not consider our statement of operation exposure to realized and unrealized foreign currency gains and losses to be significant.

Changes in the foreign exchange rate of the U.S. dollar and Pound Sterling also impact total stockholders’ equity. During fiscal 2011, the relative weakening of the U.S. dollar in relation to the Pound Sterling resulted in a net increase of $919,000 in stockholders’ equity due to the translation of approximately £8.6 million of net assets of our U.K. operations, predominantly the BioSilicon technology intangible asset, into U.S. dollars. For every incremental 5% strengthening or weakening of the U.S. dollar at June 30, 2011 in relation to the Pound Sterling, our stockholders’ equity at June 30, 2011 would have decreased or increased, respectively, by approximately $690,000.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act’), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(a)	Management’s Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, our management concluded that, as of such date, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued its attestation report on our internal control over financial reporting. This report appears below.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the last quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of pSivida Corp.

Watertown, Massachusetts

We have audited the internal control over financial reporting of pSivida Corp. and subsidiaries (the “Company”) as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2011 of the Company and our report dated September 13, 2011 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the adoption of Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, effective July 1, 2010.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

September 13, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Corporate Governance

We have adopted a written code of ethics that applies to all of our employees, officers and directors. The Code of Conduct is designed to ensure that our business is conducted with integrity, and to comply with SEC regulations and NASDAQ and Australian Securities Exchange (ASX) listing standards. The Code of Conduct covers adherence to laws and regulations as well as professional conduct, including employment policies, conflicts of interest and the protection of confidential information. The Code of Conduct is available on the “Corporate Governance” section of our website at www.psivida.com.

We intend to disclose any future amendments to, or waivers from, the Code of Conduct that affect the directors, senior financial officers or executive officers within four business days of the amendment or waiver by filing with the SEC a Current Report on Form 8-K.

Other Information

The other information required to be disclosed in Item 10 is hereby incorporated by reference to our 2011 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required to be disclosed in Item 11 is hereby incorporated by reference to our 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed in Item 12 is hereby incorporated by reference to our 2011 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed in Item 13 is hereby incorporated by reference to our 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be disclosed in Item 14 is hereby incorporated by reference to our 2011 Proxy Statement.

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

(a)(3)    Exhibits.

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.
	Articles of Incorporation and By-Laws

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1
3.2	By-Laws of pSivida Corp.	8-K12G3	06/19/08	3.2

	Instruments Defining the Rights of Security Holders
4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1
4.2 +	Form of Warrant, dated as of November 15, 2005	6-K	11/15/05	99.3
4.3 +	Form of Series A Warrant	6-K/A	07/31/06	99.4
4.4	Registration Rights Agreement, dated as of September 26, 2006, by and among pSivida Limited, Australian IT Investments Limited, Absolute Octane Fund and European Catalyst Fund	6-K	09/26/06	99.5
4.5 +	Form of pSivida Limited Warrants to Purchase ADRs, dated September 26, 2006	6-K	09/26/06	99.4
4.6	pSivida Limited Series C Warrants to Purchase ADRs	6-K	01/03/07	99.2
4.7	Series D Warrants	6-K	05/16/07	99.4
4.8	Series E Warrants	6-K	05/16/07	99.5
4.9	Series F Warrants	6-K	05/16/07	99.6
4.10	Series G Warrants	6-K	05/16/07	99.7
4.11	Second Amended and Restated Registration Rights Agreement dated May 15, 2007 by and among pSivida Limited and Castlerigg Master Investments Ltd	6-K	05/16/07	99.3
4.12 +	Form of Investor Warrant	6-K	07/02/07	99.4
4.13 +	Form of Placement Agents Warrant	6-K	07/02/07	99.5
4.14 +	Form of Application for Shares and Options	8-K	06/19/08	4.16
4.15 +	Form of Investor Warrant	8-K	01/19/11	99.3
4.16 +	Form of Securities Purchase Agreement between pSivida Corp and certain investors	8-K	01/19/11	99.4

	Material Contracts—Management Contracts and Compensatory Plans (*)
10.1	Employment Agreement, between pSivida Limited and Paul Ashton, dated January 1, 2006	20-F	12/08/06	4.35
10.2	Non-Competition Agreement, between pSivida Limited and Paul Ashton, dated October 3, 2005	20-F	01/18/06	4.35
10.3	Employment Agreement, between pSivida Limited and Lori Freedman, dated as of May 16, 2006	6-K	05/23/06	99.3
10.4	Employment Agreement, between pSivida Corp and Leonard S. Ross, dated December 17, 2010	8-K	12/21/10	10.1
10.5	Option Amendment Agreement, between pSivida Corp and Leonard S. Ross, dated December 17, 2010	8-K	12/21/10	10.2
10.6	Rules of the pSivida Corp. Employee Share Option Plan	8-K	06/19/08	10.40
10.7 +	Form of Stock Option Certificate for grants to executive officers under the pSivida Corp. 2008 Incentive Plan	8-K	09/10/08	10.1
10.8 +	Form of pSivida Corp. Nonstatutory Stock Options granted to Lori Freedman on September 4, 2008 and September 10, 2008	10-K	09/26/08	10.36

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

	Material Contracts—Leases
10.9	Commercial Sublease, between Exergen Corporation and Control Delivery Systems, Inc., dated as of April 6, 2005	20-F	01/18/06	4.19
10.10	Lease Renewal Agreement between pSivida Inc. and Exergen Corporation dated October 18, 2007	10-Q	02/11/08	10.1

	Material Contracts—License and Collaboration Agreements
10.11 #	Amended and Restated License Agreement between Control Delivery Systems, Inc. and Bausch & Lomb Incorporated dated December 9, 2003, as amended on June 28, 2005	20-F	01/18/06	4.12
10.12 #	Second Amendment to Amended and Restated License Agreement between pSivda US, Inc. and Bausch & Lomb dated August 1, 2009	10-K	09/25/09	10.13
10.13 (a) ##	Amended and Restated Collaborative Research and License Agreement, dated as of June 14, 2011, by and among pSivida Corp, pSivida US, Inc., pSiMedica Limited and Pfizer, Inc.
10.14 #	Amended and Restated Collaboration Agreement by and between pSivida Inc. and Alimera Sciences, Inc. dated March 14, 2008	8-K	04/26/10	9.01

	Other Exhibits
21.1 (a)	Subsidiaries of pSivida Corp.
23.1 (a)	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP
31.1 (a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2 (a)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1 (a)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 (a)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Confidential treatment has been granted for portions of this exhibit

##	Confidential treatment has been requested for portions of this exhibit

+	The final versions of documents denoted as “form of” have been omitted pursuant to Rule 12b-31. Such final versions are substantially identical in all material respects to the filed versions of such documents, provided that the name of the investor, and the investor’s and/or the Company’s signatures are included in the final versions.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this annual report.

(a)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSIVIDA CORP.

By:	/s/ PAUL ASHTON
Paul Ashton,
President and Chief Executive Officer

Date:	September 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ DAVID J. MAZZO David J. Mazzo	Chairman of the Board of Directors	September 13, 2011

/s/ PAUL ASHTON Paul Ashton	President, Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2011

/s/ LEONARD S. ROSS Leonard S. Ross	Vice President, Finance (Principal Financial and Accounting Officer)	September 13, 2011

/s/ PAUL A. HOPPER Paul Hopper	Director	September 13, 2011

/s/ MICHAEL ROGERS Michael Rogers	Director	September 13, 2011

/S/ PETER SAVAS Peter Savas	Director	September 13, 2011

PSIVIDA CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of pSivida Corp.

Watertown, Massachusetts

We have audited the accompanying consolidated balance sheets of pSivida Corp. and subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of pSivida Corp. and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, on July 1, 2010.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 13, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

September 13, 2011

PSIVIDA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

	June 30,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$12,912	$15,514
Marketable securities	11,216	2,051
Accounts and other receivables	843	1,111
Prepaid expenses and other current assets	395	358

Total current assets	25,366	19,034
Property and equipment, net	123	43
Intangible assets, net	21,564	23,877
Other assets	60	60

Total assets	$47,113	$43,014

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$328	$387
Accrued expenses	1,322	1,158
Deferred revenue	3,212	79
Derivative liabilities	170	1,310

Total current liabilities	5,032	2,934
Deferred revenue	4,635	6,817
Deferred tax liabilities	13	222

Total liabilities	9,680	9,973

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 60,000,000 shares authorized, 20,748,642 and 18,531,392 shares issued and outstanding at June 30, 2011 and 2010, respectively	21	19
Additional paid-in capital	262,906	250,796
Accumulated deficit	(226,923)	(218,295)
Accumulated other comprehensive income	1,429	521

Total stockholders’ equity	37,433	33,041

Total liabilities and stockholders’ equity	$47,113	$43,014

See notes to consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

	Year Ended June 30,
	2011	2010	2009
Revenues:
Collaborative research and development	$3,612	$22,570	$12,002
Royalty income	1,353	483	160

Total revenues	4,965	23,053	12,162

Operating expenses:
Research and development	6,864	6,994	8,007
General and administrative	8,104	6,968	8,791

Total operating expenses	14,968	13,962	16,798

Operating (loss) income	(10,003)	9,091	(4,636)

Other income (expense):
Change in fair value of derivatives	1,140	(339)	959
Interest income, net	30	27	162
Other (expense) income, net	(13)	(3)	53

Total other income (expense)	1,157	(315)	1,174

(Loss) income before income taxes	(8,846)	8,776	(3,462)
Income tax benefit (expense)	218	(23)	951

Net (loss) income	$(8,628)	$8,753	$(2,511)

Net (loss) income per share:
Basic	$(0.44)	$0.48	$(0.14)

Diluted	$(0.44)	$0.46	$(0.14)

Weighted average common shares outstanding:
Basic	19,489	18,405	18,263

Diluted	19,489	18,895	18,263

See notes to consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

	Common Stock		Additional	Accumulated Deficit	Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital		Comprehensive Income	Stockholders’ Equity
Balance at July 1, 2008	18,262,345	$18	$247,628	$(224,537)	$6,969	$30,078

Comprehensive loss:
Net loss	—	—	—	(2,511)	—	(2,511)
Reclassification of foreign currency translation gains to earnings upon dissolution of subsidiaries					(69)	(69)
Foreign currency translation adjustments	—	—	—	—	(4,829)	(4,829)

Total comprehensive loss						$(7,409)

Issuance of fully vested shares	31,616	—	57	—	—	57
Stock-based compensation	—	—	815	—	—	815

Balance at June 30, 2009	18,293,961	18	248,500	(227,048)	2,071	23,541
Comprehensive income:
Net income	—	—	—	8,753	—	8,753
Foreign currency translation adjustments	—	—	—	—	(1,548)	(1,548)
Net unrealized loss on marketable securities	—	—	—	—	(2)	(2)

Total comprehensive income						$7,203

Exercise of warrants	100,000	—	484	—	—	484
Exercise of stock options	110,000	1	317	—	—	318
Issuance of fully vested shares	27,431	—	110	—	—	110
Stock-based compensation	—	—	1,385	—	—	1,385

Balance at June 30, 2010	18,531,392	19	250,796	(218,295)	521	33,041
Comprehensive loss:
Net loss	—	—	—	(8,628)	—	(8,628)
Foreign currency translation adjustments	—	—	—	—	919	919
Net unrealized loss on marketable securities	—	—	—	—	(11)	(11)

Total comprehensive loss						$(7,720)

Issuance of stock, net of issue costs	2,210,000	2	10,041	—	—	10,043
Exercise of stock options	7,250	—	17	—	—	17
Stock-based compensation	—	—	2,052	—	—	2,052

Balance at June 30, 2011	20,748,642	$21	$262,906	$(226,923)	$1,429	$37,433

						.

See notes to consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended June 30,
	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	$(8,628)	$8,753	$(2,511)
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Amortization of intangible assets	3,302	3,289	3,336
Depreciation of property and equipment	53	37	102
Change in fair value of derivatives	(1,140)	339	(959)
Amortization of bond premium on marketable securities	189	1	—
Stock-based compensation	2,052	1,495	872
Loss on sale of equipment	—	—	39
Provision for losses on note receivable	—	—	1,300
Deferred income tax benefit	(209)	—	(94)
Foreign currency translation gains upon dissolution of subsidiaries	—	—	(69)
Changes in operating assets and liabilities:
Accounts and other receivables	285	(290)	124
Prepaid expenses and other current assets	(36)	52	117
Accounts payable	(64)	110	(2,156)
Accrued expenses	146	(360)	(649)
Deferred revenue	880	(3,527)	(7,888)

Net cash (used in) provided by operating activities	(3,170)	9,899	(8,436)

Cash flows from investing activities:
Purchases of marketable securities	(15,963)	(2,054)	—
Maturities of marketable securities	6,598	—	—
Purchases of property and equipment	(133)	(15)	(195)

Net cash used in investing activities	(9,498)	(2,069)	(195)

Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	10,043	—	—
Proceeds from exercise of stock options and warrants	17	802	—

Net cash provided by financing activities	10,060	802	—

Effect of foreign exchange rate changes on cash and cash equivalents	6	(17)	(79)

Net (decrease) increase in cash and cash equivalents	(2,602)	8,615	(8,710)
Cash and cash equivalents at beginning of year	15,514	6,899	15,609

Cash and cash equivalents at end of year	$12,912	$15,514	$6,899

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$56	$266	$—

See notes to consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands except share, per share and percentage amounts)

1.	Nature of the Business

pSivida Corp. (together with its subsidiaries, the “Company”), incorporated in Delaware, develops tiny, sustained release, drug delivery products that are administered by implantation, injection or insertion and designed to deliver drug at a controlled and steady rate for months or years. The Company is currently focused on the treatment of chronic eye diseases utilizing its cored technology systems, Durasert™ and BioSilicon™. ILUVIEN® for the treatment of diabetic macular edema (“DME”), the Company’s lead product candidate, is under U.S. Food and Drug Administration (“FDA”) review, and uses the third generation of the Durasert™ technology system to deliver the corticosteroid fluocinolone acetonide (“FAc”) over a period of up to 3 years. The Company’s two FDA-approved products provide sustained release drug delivery to treat other back-of-the-eye diseases. An investigator-sponsored trial is ongoing for an injectable bioerodible insert delivering latanoprost designed to treat glaucoma and ocular hypertension and an investigator-sponsored Investigational New Drug (“IND”) opened for an injectable insert of the same design as ILUVIEN designed to treat posterior uveitis.

ILUVIEN is licensed to Alimera Sciences, Inc. (“Alimera”), which completed two Phase III clinical trials (the FAME Study) in October 2010. Alimera submitted a New Drug Application (“NDA”) for ILUVIEN for DME to the FDA in June 2010 based on month 24 data from the FAME Study, received a Complete Response Letter (“CRL”) in December 2010, and resubmitted an NDA to the FDA in response to the CRL in May 2011. Alimera expects a response from the FDA in November 2011. If approved, Alimera has indicated that it plans to commercialize ILUVIEN for DME in the U.S. as soon as early calendar year 2012. In July 2010, Alimera submitted a Marketing Authorization Application for ILUVIEN to the Medicines and Healthcare products Regulatory Agency (“MHRA”) in the United Kingdom and to other regulatory authorities in Europe. Alimera has reported that it expects to submit the final response to the MHRA and other regulatory authorities by December 2011.

In June 2011, the Company amended and restated its 2007 collaborative research and license agreement with Pfizer, Inc.(“Pfizer”) to focus solely on the development of an injectable bioerodible sustained-release Durasert implant to deliver latanoprost for the treatment of patients with ocular hypertension and glaucoma (the “Latanoprost Product”). The Company granted Pfizer an exclusive option, under various circumstances, to license the development and commercialization of the Latanoprost Product worldwide. The Company is currently developing a prototype of this implant that contains BioSilicon to assist in the delivery of latanoprost.

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

BioSilicon, the Company’s other principal technology system, is a fully-erodible, nanostructured, porous silicon designed to provide sustained delivery of various therapeutics, including small drug molecules, proteins and peptides. Based on results of its preliminary studies, the Company is currently targeting BioSilicon as a second key drug delivery technology.

The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, its ability, and that of its collaboration partners, to successfully advance research, pre-clinical and clinical development, obtain regulatory approvals and commercialize product candidates utilizing the Company’s technologies, development by its competitors and others of alternative products and disease treatments, ability to protect its proprietary technologies, dependence on key personnel, compliance with FDA and other governmental regulations and approval requirements as well as its ability to execute on its business strategies and obtain adequate financing to fund its operations through collaborations, sales of equity or otherwise.

The Company expects its future operating results will vary from year to year and quarter to quarter, and such variations could be significant. Future operating results are expected to depend, among other things, upon the amounts of payments received from, and revenue recognition associated with, the Company’s current and any potential future collaboration arrangements, its clinical research and development and other costs and outcomes of its product candidates. The Company anticipates that existing capital resources of $24.1 million at June 30, 2011 should enable it to maintain its current and planned operations into at least calendar year 2013. The Company’s ability to fund its planned operations internally beyond then may be substantially dependent upon whether and when the FDA approves ILUVIEN for DME, which would result in a $25.0 million milestone payment due from Alimera, as well as the extent to which Alimera is able to successfully commercialize ILUVIEN for DME.

Basis of Presentation

The consolidated financial statements are presented in U.S. dollars in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the accounts of pSivida Corp. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company’s fiscal year ends on June 30 of each year. The years ended June 30, 2011, 2010 and 2009 may be referred to herein as fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Throughout these financial statements, references to “US$” and “$” are to U.S. dollars and references to “A$” are to Australian dollars.

2.	Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the consolidated financial statements and the reported amounts and disclosure of revenues and expenses during the reporting periods. Significant management estimates and assumptions include, among others, those related to revenue recognition for multiple-deliverable arrangements, recoverability of intangible assets, realization of deferred tax assets and the valuation of stock option awards. Actual results could differ from these estimates.

Foreign Currency

The functional currency of each entity is the currency of the primary economic environment in which that entity operates - the U.S. dollar or the Pound Sterling.

Assets and liabilities of the Company’s foreign subsidiary are translated at period end exchange rates. Amounts included in the statements of operations are translated at the weighted average exchange rates for the period. Gains and losses from currency translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity in the consolidated balance sheets. The balance of accumulated other comprehensive income attributable to foreign currency translation was $1.4 million at June 30, 2011 and $523,000 at June 30, 2010. Foreign currency gains or losses arising from transactions denominated in foreign currencies, whether realized or unrealized, are recorded in other income, net in the consolidated statements of operations and were not significant for all periods presented.

Cash Equivalents

Cash equivalents represent highly liquid investments with maturities of three months or less at the date of purchase, principally consisting of institutional money market funds. Cash equivalents are stated at amortized cost, which approximates fair value.

Marketable Securities

Marketable securities consist of investments with an original or remaining maturity of greater than ninety days at the date of purchase. The Company has classified its marketable securities as available-for-sale and, accordingly, records these investments at fair value, with unrealized gains and temporary losses excluded from earnings and reported, net of tax, in accumulated other comprehensive income, which is a component of stockholders’ equity. If it is determined that a decline of any investment is other-than-temporary, the investment would be written down to fair value. As of June 30, 2011 and 2010, there were no investments in a significant unrealized loss position. The fair value of marketable securities is determined based on quoted market prices at the balance sheet dates of the same or similar instruments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts through to the earlier of sale or maturity. Such amortization and accretion amounts are included in interest income net in the consolidated statements of operations. The cost of marketable securities sold is determined by the specific identification method.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. At June 30, 2011, substantially all of the Company’s interest-bearing cash equivalent balances, aggregating approximately $8.7 million, were concentrated in one institutional money market fund that has investments consisting primarily of certificates of deposit, commercial paper, time deposits, U.S. government agency securities, treasury bills and treasury repurchase agreements. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. Marketable securities at June 30, 2011 consist of high-grade corporate bonds, U.S. Government obligations and commercial paper. The Company’s investment policy, approved by the Board of Directors, includes guidelines relative to diversification and maturities to preserve principal and liquidity.

In fiscal 2011, Pfizer accounted for $3.3 million, or 67%, of total revenues and Bausch & Lomb accounted for $1.4 million, or 27%, of total revenues. Alimera accounted for approximately $22.3 million, or 97%, of total revenues in fiscal 2010 and $11.8 million, or 97%, of total revenues in fiscal 2009.

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term maturity.

Accounts and Other Receivables

Receivables consist primarily of (i) quarterly royalties earned; (ii) accrued interest on marketable securities; and (iii) U.K. research and development tax credits.

Debt and Equity Instruments

Debt and equity instruments are classified as either liabilities or equity in accordance with the substance of the contractual arrangement. Warrants issued in connection with share issues that are denominated in a currency (A$) other than the Company’s functional currency (US$) are treated as derivative liabilities, reflecting the variable amount of functional currency to be received upon potential exercise. After initial recognition, subsequent changes in the fair value of the derivative liabilities are recorded in the consolidated statements of operations in each reporting period. Fair value is determined using a Black-Scholes valuation model.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the assets (generally three years). Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining non-cancellable lease term or the useful lives of the assets. Repairs and maintenance costs are expensed as incurred.

Leases

Leases are classified at their inception as either operating or capital leases based on the economic substance of the agreement. Lease payments made under operating leases are recognized as an expense on a straight-line basis over the lease term. Contingent rentals are recognized as an expense in the financial year in which they are incurred.

Impairment of Intangible Assets

The Company’s finite life intangible assets include its acquired Durasert and BioSilicon patented technologies that are being amortized on a straight-line basis over twelve years. The intangible asset lives were determined based upon the anticipated period that the Company will derive future cash flows from the intangible assets, and considered the effects of legal, regulatory, contractual, competitive and other economic factors. The Company continually monitors whether events or circumstances have occurred that indicate that the remaining estimated useful life of its intangible assets may warrant revision. The Company assesses potential impairments to its intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the future undiscounted net cash flows expected to result from the use of an asset is less than its carrying value. If an asset is considered to be impaired, the impairment charge to be recognized is measured by the amount by which the carrying value of the asset exceeds its estimated fair value.

Revenue Recognition

Collaborative Research and Development and Multiple-Deliverable Arrangements

The Company’s business strategy includes entering into collaborative arrangements with strategic partners for the development and commercialization of product candidates utilizing the Company’s technologies. The terms of these agreements typically include multiple deliverables by the Company (for example, license rights, research and development services and manufacturing of clinical materials) in exchange for consideration to the Company of some combination of non-refundable license fees, research and development funding, payments based upon achievement of clinical development or other milestones and royalties in the form of a designated percentage of product sales or profits.

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured. Multiple-deliverable arrangements, such as license and development agreements, are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price method and the appropriate revenue recognition principles are applied to each unit. When the Company determines that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue will be recognized.

The Company estimates its performance period used for revenue recognition based on the specific terms of each agreement, and adjusts the performance periods, if appropriate, based on the applicable facts and circumstances. Significant management judgment may be required to determine the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligation under the arrangement. If the Company cannot reasonably estimate when its performance obligation either is completed or becomes inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method.

The Company prospectively adopted the provisions of Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605); Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) for new and materially modified arrangements originating on or after July 1, 2010. ASU 2009-13 provides updated guidance on how the deliverables in an arrangement should be separated, and how consideration should be allocated, and it changes the level of evidence of standalone selling price required to separate deliverables by allowing a vendor to make its best estimate of the standalone selling price of deliverables when vendor-specific objective evidence or third-party evidence of selling price is not available.

In June 2011, the Company materially modified its 2007 Collaborative Research and License Agreement with Pfizer and the Company applied the provisions of ASU 2009-13 to this arrangement. The accounting for all the Company’s other existing arrangements will continue under the prior accounting standards unless an arrangement is materially modified. The adoption of ASU 2009-13 had a material impact on the Company’s financial results, increasing collaborative research and development revenues by $3.3 million for the year ended June 30, 2011, compared to what would have been recognized had the Company continued to apply prior revenue recognition guidance.

Royalties

Royalty income is recognized upon the sale of the related products, provided that the royalty amounts are fixed and determinable, collection of the related receivable is reasonably assured and the Company has no remaining performance obligations under the arrangement. Such revenues are included as royalty income.

If royalties are received when the Company has remaining performance obligations, the royalty payments would be attributed to the services being provided under the arrangement and therefore revenue would be recognized as such performance obligations are performed. Such revenues are included as collaborative research and development revenues.

Reimbursement of Costs

The Company may provide research and development services under collaboration arrangements to assist in advancing the development of licensed products. The Company acts primarily as a principal in these transactions and, accordingly, amounts received are classified as a component of revenue to be recognized consistent with the revenue recognition policy summarized above. The Company records the expenses incurred and reimbursed on a gross basis.

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized within one year following the balance sheet date are classified as non-current deferred revenue.

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

Stock-Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants pursuant to stockholder-approved plans. Compensation cost related to such awards is based on the fair value of the instrument on the grant date and is recognized, net of estimated forfeitures, on a graded-vesting basis over the requisite service period for each separately vesting tranche of the awards. The Company estimates the fair value of stock option awards using the Black-Scholes option valuation model.

Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by adding to the weighted average number of common shares outstanding the average number of dilutive common equivalent shares using the treasury stock method, unless the effect is anti-dilutive.

The calculation of shares used to compute basic and diluted net (loss) income per share is as follows:

	Year Ended June 30,
	2011	2010	2009
Number of common shares—basic	19,489,154	18,404,823	18,262,865
Effect of dilutive securities:
Stock options	—	489,783	—

Number of common shares—diluted	19,489,154	18,894,606	18,262,865

The following potentially dilutive securities outstanding, prior to the application of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding for the years ended June 30, 2011, 2010 and 2009, as they would be anti-dilutive:

	June 30,
	2011	2010	2009
Options	2,740,895	907,219	2,078,397
Warrants	7,820,227	10,997,681	11,097,681

	10,561,122	11,904,900	13,176,078

Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net (loss) income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities.

Income Tax

The Company accounts for income taxes under the asset and liability method. Deferred income tax assets and liabilities are computed for the expected future impact of differences between the financial reporting and income tax bases of assets and liabilities and for the expected future benefit to be derived from tax credits and loss carry forwards. Such deferred income tax computations are measured based on enacted tax laws and rates applicable to the years in which these temporary differences are expected to be recovered or settled. A valuation allowance is provided against net deferred tax assets if, based on the available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. The Company accounts for interest and penalties related to uncertain tax positions as part of its income tax (expense) benefit.

Recently Adopted and Recently Issued Accounting Pronouncements

New accounting pronouncements are issued periodically by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as of the specified effective dates. Unless otherwise disclosed below, the Company believes that the impact of recently issued pronouncements will not have a material impact on the Company’s financial position, results of operations and cash flows or do not apply to the Company’s operations.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The Company adopted ASU 2009-13 for revenue arrangements entered into or materially modified on or after July 1, 2010. Adoption of this guidance had a material impact on the Company’s fiscal 2011 consolidated financial statements as a result of a materially modified research and collaboration agreement with Pfizer.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. It is applicable to the Company’s fiscal quarter beginning July 1, 2012. The Company has not yet determined which method it will elect to present comprehensive income under the new standard.

3.	License and Collaboration Agreements

Alimera

Under a collaboration agreement with Alimera, as amended in March 2008 (the “Alimera Agreement”), the Company has licensed Alimera the rights to develop, market and sell certain product candidates, including ILUVIEN.

Upon execution of the Alimera Agreement, the Company received consideration of $12.0 million in cash and Alimera cancelled $5.7 million of accrued development cost liabilities, including related penalties and accrued interest, owed by the Company to Alimera as of March 14, 2008. In addition, the Company received a $15.0 million conditional note (subject to acceleration upon the occurrence of certain defined liquidity events), Alimera agreed to pay a $25.0 million milestone payment upon FDA approval of ILUVIEN for DME, and Alimera assumed all financial responsibility for the development of licensed products under the Alimera Agreement, which had previously been shared equally, including reimbursement of approved development costs incurred by the Company in support of the ongoing clinical studies of ILUVIEN and anticipated regulatory submissions. In exchange, the Company decreased its share in any future profits, as defined, on sales of ILUVIEN by Alimera from 50% to 20%, subject to an offset of 20% of pre-profitability commercialization costs, as defined, incurred by Alimera. In the event Alimera sublicenses commercialization, the Company is entitled to receive 20% of royalties and 33% of non-royalty consideration received by Alimera, less certain permitted deductions.

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

Revenue related to the Alimera Agreement totaled $192,000 for fiscal 2011, $22.3 million for fiscal 2010 and $11.8 million for fiscal 2009. These revenues represented substantially all of the Company’s collaborative research and development revenue for each of fiscal 2010 and fiscal 2009. There was no deferred revenue balance at June 30, 2011 and 2010.

Pfizer

In April 2007, the Company entered into a worldwide Collaborative Research and License Agreement (the “Original Pfizer Agreement”) with Pfizer for the use of certain of its technologies in ophthalmic applications that were not licensed to others. Commencing in calendar 2008, Pfizer paid the Company a minimum of $500,000 quarterly in consideration of the Company’s costs in performing the research program. The Company was unable to define the time period of its overall deliverables and other obligations under the Original Pfizer Agreement and, as a result, all payments received from Pfizer through June 30, 2011 totaling $7.75 million were classified in non-current deferred revenue.

In June 2011, the Company and Pfizer entered into an Amended and Restated Collaborative Research and License agreement (the “Restated Pfizer Agreement”) to focus solely on the development of a sustained-release bioerodible implant designed to deliver latanoprost for human ophthalmic disease or conditions other than uveitis (the “Latanoprost Product”). The Original Pfizer Agreement was effectively terminated, including the cessation of Pfizer’s $500,000 quarterly funding of the research program. Upon execution of the Restated Pfizer Agreement, Pfizer made an upfront payment of $2.3 million and the Company agreed to use commercially reasonable efforts to fund development of the Latanoprost Product, with technical assistance from Pfizer, for at least one year and, thereafter, at the Company’s option, through completion of Phase II clinical trials, designated as Proof-of-Concept (“POC”). An investigator-sponsored Phase I/II dose-escalation study has been initiated to assess the safety and efficiency of this insert for patients with ocular hypertension and glaucoma. Within 90 days following receipt of the Company’s final report demonstrating POC, Pfizer may exercise its option for an exclusive, worldwide license to develop and commercialize the Latanoprost Product in return for a $20.0 million payment, double-digit sales-based royalties and additional development, regulatory and sales performance milestone payments of up to $146.5 million. If the Company elects to cease development of the Latanoprost Product after one year, but prior to completion of Phase II clinical trials, Pfizer would still have the right to exercise an option for an exclusive worldwide license to develop and commercialize the Latanoprost Product upon payment of a lesser option fee, with comparable reductions in future sales-based royalties and other designated milestones. If Pfizer does not exercise its option, the Restated Pfizer Agreement will automatically terminate provided, however, that the Company will retain the right to develop and commercialize the Latanoprost Product on its own or with a partner.

Based upon the significant changes to the terms of the Original Pfizer Agreement, which included (i) changes in the consideration payable by Pfizer; (ii) changes in the deliverables; and (iii) changes in the research program, which now is solely related to the Latanoprost Product, the Company considered the Restated Pfizer Agreement a material modification and applied the guidance of ASU 2009-13 to this arrangement.

The Company’s deliverables under the Restated Pfizer Agreement include conducting the research and development program for the Latanoprost Product through completion of Phase II (the “R&D program”) and participation on a Joint Steering Committee (JSC). The Company concluded that the Pfizer exercise option for the worldwide exclusive license is not a deliverable of the arrangement, due to it being a substantive option and not being priced at a significant and incremental discount. The Company determined that the JSC does not have standalone value from the R&D program and therefore the Company has combined these deliverables into a single unit of accounting. The performance period is the expected period over which the services of the combined unit are performed, and the Company has estimated that period to be 3 years.

The total arrangement consideration of the Restated Pfizer Agreement totaled $10.05 million, which consisted of the $7.75 million of deferred revenue on the Company’s balance sheet at the effective date plus the $2.3 million upfront payment. The difference between the total arrangement consideration and the estimated selling price of the combined deliverables, or $3.3 million, has been recognized as collaborative research and development revenue in the quarter ended June 30, 2011, the period of the modification. An increase of 10% in the estimated selling price of the combined deliverable would have reduced revenue recognized in fiscal 2011 by $673,000. To determine the estimated selling price of the combined deliverable, the Company applied an estimated margin to its cost projections for the combined deliverable. The estimated selling price of $6.7 million will be recognized as collaborative research and development revenue over the expected 3-year performance period using the proportional performance method. The costs associated with conducting the research program for the Latanoprost Product will be reflected in operating expenses in the period in which they are incurred.

To the extent that any subsequent payment is received from Pfizer, including exercise option, milestone and sales-based royalty consideration, which would occur after completion of the Company’s performance period under the Restated Pfizer Agreement, such amount would be recognized as revenue when all the revenue criteria are met.

Intrinsiq

In January 2008, the Company and Intrinsiq Materials Cayman Limited (“Intrinsiq”) entered into an agreement pursuant to which Intrinsiq acquired an exclusive field-of-use license to develop and commercialize nutraceutical and food science applications of BioSilicon, and certain related assets, for $1.2 million. Provided the license agreement remained in effect, Intrinsiq was obligated to pay the Company aggregate minimum royalties of $3.55 million through April 2014, of which the first $450,000 was paid in July 2009.

Under the original agreement, the parties were obligated to enter into a manufacture and supply agreement, which was consummated effective as of February 1, 2009. Pursuant to the supply agreement, the Company leased to Intrinsiq certain equipment for its use in manufacturing BioSilicon material. Subject to its right to terminate the lease, Intrinsiq would acquire title to the equipment upon the remittance of lease payments totaling $122,000 over the 2-year lease term, the final payment of which was received in May 2011.

The Company determined that the equipment lease component represented a separate element of this arrangement. Using the relative fair value method prescribed under the authoritative guidance, the Company allocated the arrangement consideration between the lease and license deliverables. The Company determined the performance period of the license arrangement to be 17 years, coinciding with the last to expire of the patents licensed to Intrinsiq, and is recognizing consideration allocated to the license arrangement on a straight-line basis over this period. The Company recognized collaborative research and development revenue of $83,000 in fiscal 2011, $121,000 in fiscal 2010 and $77,000 in fiscal 2009, and the remaining balance of payments received, including minimum royalties, of approximately $1.1 million was recorded as deferred revenue at June 30, 2011.

On July 22, 2011, the Company consummated an asset purchase agreement pursuant to which it acquired porous BioSilicon-related capital equipment and intellectual property assets of Intrinsiq for $223,000, and assumed four Intrinsiq employees. As part of the transaction, Intrinsiq terminated the agreements underlying its original 2008 exclusive field-of-use license to develop and commercialize nutraceutical and food science applications of BioSilicon. The license termination will result in the recognition of collaborative research and development revenue of approximately $1.1 million in the quarter ending September 30, 2011, representing the total Intrinsiq deferred revenue balance at June 30, 2011, which was classified as a current liability.

Bausch & Lomb

The Company’s Retisert and Vitrasert products have been commercialized under a 1992 licensing and development agreement with Bausch & Lomb. Pursuant to a subsequent collaboration agreement, Bausch & Lomb has a worldwide exclusive license to make and sell Vitrasert and our first-generation products (as defined in the agreement, including Retisert) in return for royalties based on sales.

In June 2005, the Company received a $3.0 million advance from Bausch & Lomb in consideration of $6.25 million of future Retisert royalties that otherwise would be payable to the Company. During the quarter ended June 30, 2010, Bausch & Lomb retained the final portion of these royalties otherwise payable and the Company recorded $342,000 of royalty income. During fiscal 2011, the Company recorded $1.2 million of royalty income, representing 100% of the Retisert royalties earned pursuant to the collaboration agreement. Accounts receivable from Bausch & Lomb totaled $290,000 at June 30, 2011 and $342,000 at June 30, 2010.

4.	Intangible Assets

The reconciliation of intangible assets for the years ended June 30, 2011 and 2010 is as follows:

	June 30,
	2011	2010
Patented technologies
Gross carrying amount at beginning of year	$53,275	$56,559
Foreign currency translation adjustments	2,147	(3,284)

Gross carrying amount at end of year	55,422	53,275

Accumulated amortization at beginning of year	(29,398)	(27,757)
Amortization expense	(3,302)	(3,289)
Foreign currency translation adjustments	(1,158)	1,648

Accumulated amortization at end of year	(33,858)	(29,398)

Net book value at end of year	$21,564	$23,877

The net book value of the Company’s intangible assets at June 30, 2011 and 2010 is summarized as follows:

	June 30,		Estimated Remaining Useful Life at June 30, 2011
	2011	2010	(Years)
Patented technologies
Durasert	$6,845	$7,898	6.5
BioSilicon	14,719	15,979	6.5

	$21,564	$23,877

The Company amortizes its intangible assets with finite lives on a straight-line basis over their respective estimated useful lives. The aggregate annual amortization expense for intangible assets was $3.3 million for each of the three years in the period ended June 30, 2011. Based upon intangible assets in service as of June 30, 2011, amortization expense for each of the next five years is estimated to be approximately $3.3 million per year.

5.	Marketable Securities

The amortized cost, unrealized gains or losses and fair value of the Company’s available-for-sale marketable securities at June 30, 2011 and 2010 were as follows:

	June 30, 2011
	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Corporate bonds	$7,326	$(14)	$7,312
U.S. Government obligations	1,204	1	1,205
Commercial Paper	2,699	—	2,699

Total marketable securities	$11,229	$(13)	$11,216

	June 30, 2010
	Amortized Cost	Unrealized (Loss)	Fair Value
Corporate bonds	$1,304	$(2)	$1,302
U.S. Government obligations	449	—	449
Commercial Paper	300	—	300

Total marketable securities	$2,053	$(2)	$2,051

During fiscal 2011, $16.0 million of marketable securities were purchased and $6.6 million matured. The marketable securities at June 30, 2011 have maturity dates ranging between one and nine months, with a weighted average maturity of 5.2 months.

6.	Property and Equipment, Net

	June 30,
	2011	2010
Property and equipment	$3,755	$3,470
Leasehold improvements	194	192

Gross property and equipment	3,949	3,662
Accumulated depreciation and amortization	(3,826)	(3,619)

	$123	$43

Depreciation expense was $53,000 for fiscal 2011, $37,000 for fiscal 2010 and $102,000 for fiscal 2009.

7.	Fair Value Measurements

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

•

Level 2—Inputs are directly or indirectly observable in the marketplace, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities with insufficient volume or infrequent transaction (less active markets).

•

Level 3—Inputs are unobservable estimates that are supported by little or no market activity and require the Company to develop its own assumptions about how market participants would price the assets or liabilities.

The Company’s cash equivalents and marketable securities are classified within Level 1 or Level 2 on the basis of valuations using quoted market prices or alternative pricing sources and models utilizing market observable inputs, respectively. Certain of the Company’s corporate debt securities were valued based on quoted prices for the specific securities in an active market and were therefore classified as Level 1. The remaining marketable securities have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and ask prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security, and have been classified as Level 2. The Company’s derivative liabilities are classified as Level 3 and valued using the Black-Scholes model.

The following table summarizes the Company’s assets and liabilities carried at fair value measured on a recurring basis at June 30, 2011 and 2010 by valuation hierarchy:

	June 30, 2011
Description	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$8,678	$8,678	$—	$—
Marketable securities:
Corporate bonds	7,312	5,792	1,520	—
U.S. Government obligations	1,205	—	1,205	—
Commercial Paper	2,699	—	2,699	—

	$19,894	$14,470	$5,424	$—

Liabilities:
Derivative liabilities	$170	$—	$—	$170

	June 30, 2010
Description	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$15,055	$15,055	$—	$—
Marketable securities:
Corporate bonds	1,302	1,302	—	—
U.S. Government obligations	449	—	449	—
Commercial Paper	300	—	300	—

	$17,106	$16,357	$749	$—

Liabilities:
Derivative liabilities	$1,310	$—	$—	$1,310

The Company’s derivative liabilities were classified as Level 3 and valued using the Black-Scholes model. At June 30, 2011 and 2010, the fair values were derived by applying the following assumptions:

	June 30,
	2011	2010
Expected term (in years)	1.05	0.50 - 2.04
Stock volatility	95%	95%
Risk-free interest rate	0.19%	0.22% - 0.63%
Expected dividends	0%	0%

The reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	June 30,
	2011	2010
Balance at beginning of year	$1,310	$971
Change in fair value of derivatives—other income (expense)	1,140	(339)

Balance at end of year	$170	$1,310

8.	Accrued Expenses

	June 30,
	2011	2010
Personnel costs	$711	$592
Professional fees	434	282
Clinical	140	242
Other	37	42

	$1,322	$1,158

9.	Stockholders’ Equity

Sales of Common Stock and Warrants

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

Warrants to Purchase Common Shares

The following table provides a reconciliation of all US$ warrants for the years ended June 30, 2011 and 2010:

	Year Ended June 30,
	2011		2010
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	7,062,248	$7.53	7,162,248	$7.50
Issued	552,500	5.00	—	—
Exercised	—	—	(100,000)	4.84

Balance and exercisable at end of year	7,614,748	$7.35	7,062,248	$7.53

At June 30, 2011, the remaining lives of these outstanding warrants ranged from 0.2 to 4.6 years, representing a weighted average term of approximately 1.0 year.

The following table provides a reconciliation of all A$ warrants for the years ended June 30, 2011 and 2010:

	Year Ended June 30,
	2011		2010
	Number of Warrants	Weighted Average Exercise Price A$	Number of Warrants	Weighted Average Exercise Price A$
Balance at beginning of year	3,935,433	9.54	3,935,433	9.54
Expired	(3,729,954)	9.65	—	—

Balance and exercisable at end of year	205,479	7.68	3,935,433	9.54

The weighted average exercise price of these warrants translated to US$ was $8.14 at June 30, 2011 and $8.17 at June 30, 2010. At June 30, 2011, these outstanding warrants had a weighted average remaining life of 1.05 years.

Because the potential exercise of the A$-denominated warrants would result in a variable amount of proceeds in the Company’s functional currency, the fair value of the warrants was recorded as a derivative liability, subject to revaluation of the liability on a recurring basis through the statement of operations.

Registration Rights Agreements

The Company has entered into registration rights agreements with purchasers of certain of its equity and debt securities. These registration rights agreements required the Company to register with the SEC the resale of shares issued or issuable to such persons. The Company’s obligations to register shares in such transactions were subject to various deadlines, and the Company’s failure to maintain the registration of these securities would result in financial penalties against the Company. All required registration statements related to these underlying securities have been filed, declared effective by the SEC and remain in effect as of June 30, 2011.

10.	Stock-Based Compensation

2008 Incentive Plan

The pSivida Corp. 2008 Incentive Plan (the “2008 Plan”) provides for the issuance of shares of common stock in satisfaction of stock-based awards to directors, executives, employees and consultants. Awards may include stock options, stock appreciation rights, restricted and unrestricted stock, deferred stock, performance awards, convertible securities and cash grants. At June 30, 2011, the number of shares reserved for issuance under the 2008 Plan was 3,491,255, of which 709,063 shares were available for grant under the 2008 Plan. The 2008 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2008 Plan. Beginning on July 1, 2010, and on each subsequent anniversary date through July 1, 2017, the number of shares reserved for issuance under the 2008 Plan will be increased by the least of (i) 750,000 shares; (ii) 4% of the then outstanding shares of common stock; and (iii) any such lesser amount of shares of common stock as is determined by the Compensation Committee of the Board of Directors. On July 1, 2010, the number of shares reserved for issuance was increased by 741,255 shares, representing 4% of the outstanding shares at June 30, 2010. On July 1, 2011, the number of shares reserved for issuance was increased by 600,000.

A total of 762,980 options were granted during fiscal 2011 at exercise prices equal to the closing market price of the Company’s common stock on the NASDAQ Global Market (“NASDAQ”) on the respective option grant dates. Of this total, 371,705 options were issued to employees with ratable annual vesting over 4 years and 135,000 options were issued to non-employee directors with 1-year cliff vesting. The remaining 256,275 option are subject to both performance and service condition vesting. All option grants have a 10-year life.

The Company measures the fair value of options on their grant date using the Black-Scholes option-pricing model. Based upon limited option exercise history, the Company has generally used the “simplified” method outlined in SEC Staff Accounting Bulletin No. 107 to estimate the expected life of stock option grants. Management believes that the historical volatility of the Company’s stock price on NASDAQ, for which there has been trading history for approximately 6.5 years, best represents the expected volatility over the estimated life of the option. The risk-free interest rate is based upon published U.S. Treasury yield curve rates at the date of grant corresponding to the expected life of the stock option. An assumed dividend yield of zero reflects the fact that the Company has never paid cash dividends and has no intentions to pay dividends in the foreseeable future.

The key assumptions used to apply the option pricing model for options granted under the 2008 Plan during the years ended June 30, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Option life (in years)	3.50 - 6.25	5.50 - 6.25	5.50 - 6.25
Stock volatility	95%	95%	80% - 95%
Risk-free interest rate	1.13% - 2.35%	2.36% - 2.62%	2.36% - 3.10%
Expected dividends	0.0%	0.0%	0.0%

The Company recognizes compensation expense for only the portion of options that are expected to vest. Based on historical trends, the Company applies estimated forfeiture rates to determine the numbers of awards that are expected to vest. Additional expense is recorded if the actual forfeiture rate for each tranche of option grants is lower than estimated, and a recovery of prior expense is recorded if the actual forfeiture rate is higher than estimated. The Company assesses the forfeiture rate at the end of each reporting period. The Company begins to record stock-based compensation expense for performance-based options at the time it becomes probable that the respective performance conditions will be achieved. The Company will continue to recognize the grant date fair value of performance-based options through the vesting date of the respective awards so long as it remains probable that the related performance conditions will be satisfied. The Company recorded $121,000 of stock-based compensation expense for the year ended June 30, 2011 related to performance-based options.

The following table summarizes information about stock options for the years ended June 30, 2011, 2010 and 2009:

	2011	2010	2009
Weighted-average grant date fair value, per share	$3.24	$3.10	$1.43
Total cash received from exercise of stock options	17	318	—
Total intrinsic value of stock options exercised	12	78	—

At June 30, 2011, there was approximately $1.35 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized as expense over a weighted average period of 1.6 years.

The following table provides a reconciliation of stock option activity under the 2008 Plan for fiscal 2011:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Outstanding at July 1, 2010	1,966,000	$2.36
Granted	762,980	3.45
Exercised	(7,250)	2.38
Forfeited	(112,085)	3.33
Cancelled	(3,750)	2.50

Outstanding at June 30, 2011	2,605,895	$2.63	8.05	$4,290

Outstanding at June 30, 2011—vested or unvested and expected to vest	2,479,303	$2.61	8.02	$4,142

Exercisable at June 30, 2011	1,088,250	$2.19	7.66	$2,272

Employee Share Option Plan

The Company’s Employee Share Option Plan (the “Plan”) provided for the issuance of non-qualified stock options to eligible employees and directors. As of June 30, 2008, no further options could be granted under the Plan. Options outstanding under the Plan had vesting periods ranging from immediate vesting to 3-year graded vesting, a contractual life of five years and are denominated in A$.

The following table provides a reconciliation of stock option activity under the Plan for fiscal 2011:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		A$	(in years)	A$
Outstanding at July 1, 2010	185,312	14.91
Granted	—	—
Forfeited	(9,219)	36.80
Cancelled	(41,093)	36.80

Outstanding and exercisable at June 30, 2011	135,000	6.75	1.09	—

At June 30, 2011 the weighted average exercise price of outstanding and exercisable options translated into US$ was $7.15.

Stock-Based Compensation Expense

The Company’s statements of operations included total compensation expense from stock-based payment awards as follows:

	Year ended June 30,
	2011	2010	2009
Compensation expense from:
Stock options	$2,052	$1,385	$815
Issuance of fully vested shares	—	110	57

	$2,052	$1,495	$872

Compensation expense included in:
Research and development	$400	$306	$216
General and administrative	1,652	1,189	656

	$2,052	$1,495	$872

11.	Retirement Plans

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

The Company contributed a total of $160,000 for fiscal 2011, $153,000 for fiscal 2010 and $155,000 for fiscal 2009 in connection with these retirement plans.

12.	Income Taxes

The components of income tax (benefit) expense are as follows:

	Year Ended June 30,
	2011	2010	2009
U.S. operations:
Current income tax provision (benefit)	$96	$156	$(19)
Deferred income tax benefit	(209)	—	(94)

	(113)	156	(113)

Non-U.S. operations:
Current income tax benefit	(105)	(133)	(838)
Deferred income tax benefit	—	—	—

	(105)	(133)	(838)

Income tax (benefit) provision	$(218)	$23	$(951)

The components of (loss) income before income taxes are as follows:

	Year Ended June 30,
	2011	2010	2009
U.S. operations	$(5,519)	$12,353	$1,183
Non-U.S. operations	(3,327)	(3,577)	(4,645)

(Loss) income before income taxes	$(8,846)	$8,776	$(3,462)

The difference between Company’s expected income tax (benefit) expense, as computed by applying the statutory U.S. federal tax rate of 34% to (loss) income before income taxes, and actual tax is reconciled in the following table:

	Year Ended June 30,
	2011	2010	2009
Income tax (benefit) provision at statutory rate	$(3,008)	$2,984	$(1,177)
State income taxes, net of federal benefit	(350)	953	20
Non-U.S. income tax rate differential	228	180	218
Research and development tax credits	(106)	(132)	(838)
Changes in valuation allowance, including revisions of prior year estimates	3,045	(4,219)	771
Other, net	(27)	257	55

Income tax (benefit) provision	$(218)	$23	$(951)

The components of deferred income taxes are as follows:

	June 30,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$23,799	$21,652
Deferred revenue	555	1,300
Stock-based compensation	1,608	842
Provision for losses on note receivable	511	520
Other	620	590

Total deferred tax assets	27,093	24,904

Deferred tax liabilities:
Intangible assets	6,516	7,581

Deferred tax assets, net	20,577	17,323
Valuation allowance	20,590	17,545

Net deferred tax liability	$13	$222

The valuation allowances generally reflect limitations on the Company’s ability to use the tax attributes and reduce the value of such attributes to the more likely than not realizable amount. The valuation allowance increased by $3.0 million during fiscal 2011 and decreased by $4.2 million during fiscal 2010.

The Company has tax loss carry forwards in its individual tax jurisdictions. At June 30, 2011, the Company had U.S. federal net operating loss carry forwards of approximately $44.8 million which expire at various dates between calendar years 2023 and 2028. The utilization of certain of these loss carry forwards may be limited by Section 382 of the Internal Revenue Code as a result of historical or future changes in the Company’s ownership. At June 30, 2011, the Company had state net operating loss carry forwards of approximately $20.4 million, of which approximately $13.3 million expires in 2012, $3.1 million expires in 2013 and $4.0 million expires in 2031. Additionally, at June 30, 2011 the Company had loss carry forwards in the U.K. of £18.0 million (approximately $28.8 million). During fiscal 2011, the Company recognized a current income tax benefit of $106,000 related to foreign research and development tax credits earned by its U.K. subsidiary.

The Company’s U.S. federal income tax returns for calendar years 2002 through 2010 remain subject to examination by the Internal Revenue Service. The Company’s U.K. tax returns for fiscal 2006 to 2010 remain subject to examination. The Australian tax returns for the former parent company for fiscal 2004 through 2008 remain subject to examination.

Through June 30, 2011, the Company had no unrecognized tax benefits in its consolidated statements of operations and no unrecognized tax benefits in its consolidated balance sheets as of June 30, 2011 or 2010.

As of June 30, 2011 and 2010, the Company had no accrued penalties or interest related to uncertain tax positions.

13.	Commitments and Contingencies

Operating Leases

The Company leases its office and research laboratory space in Watertown, Massachusetts through April 6, 2014. In addition to base rent, the lease agreement requires the Company to pay for utilities, taxes, insurance, maintenance and other operating expenses. The Company leases laboratory and office space in Malvern, U.K. through June 2012, subject to a 6-month advance notice of cancellation by either party at any time. The Company also leases certain office equipment under operating lease agreements that expire through calendar year 2013.

At June 30, 2011, the Company’s total future minimum lease payments under non-cancellable operating leases were as follows:

Fiscal Year:
2012	$408
2013	370
2014	300
Thereafter	—

$1,078

Rent expense related to operating leases charged to operations was approximately $449,000 for fiscal 2011, $449,000 for fiscal 2010 and $463,000 for fiscal 2009.

Litigation

The Company is subject to various routine legal proceedings and claims incidental to its business, which management believes will not have a material effect on the Company’s financial position, results of operations or cash flows.

14.	Segment and Geographic Area Information

(a)	Business Segment

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

(b)	Geographic Area Information

The following table summarizes the Company’s revenues and long-lived assets by geographic area:

	Revenues			Long-lived assets
	2011	2010	2009	2011	2010	2009
United States	$4,882	$22,932	$12,085	$62	$29	$36
United Kingdom	83	121	77	61	14	30

Consolidated	$4,965	$23,053	$12,162	$123	$43	$66

15.	Related Party Transactions

As of June 30, 2011, Pfizer owned approximately 9.0% of the Company’s outstanding shares. The Company received research and development program payments from Pfizer under the Original Pfizer Agreement of $2.0 million during fiscal 2011, $2.0 million during fiscal 2010 and $1.5 million during fiscal 2009. In addition, in connection with consummation of the Restated Pfizer Agreement in June 2011, the Company received an upfront license fee of $2.3 million.

16.	Quarterly Financial Data (unaudited)

The following table summarizes the quarterly results of operations for the years ended June 30, 2011 and 2010:

	Fiscal Year 2011
	First Quarter Ended September 30, 2010	Second Quarter Ended December 31, 2010	Third Quarter Ended March 31, 2011	Fourth Quarter Ended June 30, 2011 (1)	Year Ended June 30, 2011 (1)
Total revenues	$476	$414	$360	$3,715	$4,965
Loss from operations	(3,435)	(3,121)	(3,139)	(308)	(10,003)
Net loss	(3,108)	(2,695)	(2,685)	(140)	(8,628)

Net loss per share:
Basic and diluted	$(0.17)	$(0.15)	$(0.13)	$(0.01)	$(0.44)

Weighted average common shares:
Basic and diluted	18,531	18,531	20,177	20,745	19,489

	Fiscal Year 2010
	First Quarter Ended September 30, 2009	Second Quarter Ended December 31, 2009	Third Quarter Ended March 31, 2010	Fourth Quarter Ended June 30, 2010 (2)	Year Ended June 30, 2010 (2)
Total revenues	$3,383	$3,433	$515	$15,722	$23,053
(Loss) income from operations	(107)	(113)	(2,863)	12,174	9,091
Net (loss) income	(1,591)	(24)	(2,705)	13,073	8,753

Net (loss) income per share:
Basic	$(0.09)	$—	$(0.15)	$0.71	$0.48

Diluted	$(0.09)	$—	$(0.15)	$0.68	$0.46

Weighted average common shares:
Basic	18,294	18,317	18,480	18,531	18,405

Diluted	18,294	18,317	18,480	19,217	18,895

(1)	Results for the fourth quarter of fiscal 2011 included $3.3 million of revenue related to a material modification of the Pfizer collaborative research and license in June 2011 (see Note 3).

(2)	Results for the fourth quarter of fiscal 2010 included $15.2 million of revenue related to the payment in full by Alimera of a conditional note (see Note 3).