Form 10-Q
period 2011-09-30
pSivida Corp.
filed 2011-11-08
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

There were 20,802,592 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 4, 2011.

PSIVIDA CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	September 30, 2011	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$9,811	$12,912
Marketable securities	11,460	11,216
Accounts and other receivables	723	843
Prepaid expenses and other current assets	286	395

Total current assets	22,280	25,366
Property and equipment, net	397	123
Intangible assets, net	20,387	21,564
Other assets	76	60

Total assets	$43,140	$47,113

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$511	$328
Accrued expenses	845	1,322
Deferred revenue	2,509	3,212
Derivative liabilities	128	170

Total current liabilities	3,993	5,032
Deferred revenue	3,915	4,635
Deferred tax liabilities	—	13

Total liabilities	7,908	9,680

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 60,000,000 shares authorized, 20,802,592 and 20,748,642 shares issued and outstanding at September 30, 2011 and June 30, 2011, respectively	21	21
Additional paid-in capital	263,497	262,906
Accumulated deficit	(229,350)	(226,923)
Accumulated other comprehensive income	1,064	1,429

Total stockholders’ equity	35,232	37,433

Total liabilities and stockholders’ equity	$43,140	$47,113

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended September 30,
	2011	2010

Revenues:
Collaborative research and development	$1,461	$74
Royalty income	198	402

Total revenues	1,659	476

Operating expenses:
Research and development	2,129	1,742
General and administrative	2,061	2,169

Total operating expenses	4,190	3,911

Loss from operations	(2,531)	(3,435)

Other income (expense):
Change in fair value of derivatives	42	338
Interest income	9	6
Other expense, net	(2)	(8)

Total other income	49	336

Loss before income taxes	(2,482)	(3,099)
Income tax benefit (expense)	55	(9)

Net loss	$(2,427)	$(3,108)

Basic and diluted net loss per share	$(0.12)	$(0.17)

Weighted average common shares outstanding:
Basic and diluted	20,757	18,531

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity

Balance at July 1, 2011	20,748,642	$21	$262,906	$(226,923)	$1,429	$37,433

Comprehensive loss:
Net loss	—	—	—	(2,427)	—	(2,427)
Foreign currency translation adjustments	—	—	—	—	(363)	(363)
Net unrealized loss on marketable securities	—	—	—	—	(2)	(2)

Total comprehensive loss						$(2,792)

Exercise of stock options	53,950	—	114	—	—	114
Stock-based compensation	—	—	477	—	—	477

Balance at September 30, 2011	20,802,592	$21	$263,497	$(229,350)	$1,064	$35,232

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(2,427)	$(3,108)

Adjustments to reconcile net loss to cash flows from operating activities:
Amortization of intangible assets	833	811
Depreciation of property and equipment	24	10
Change in fair value of derivatives	(42)	(338)
Stock-based compensation expense	477	451
Amortization of bond premium on marketable securities	85	29
Deferred tax benefit	(13)	—
Changes in operating assets and liabilities:
Accounts receivable and other current assets	206	(251)
Accounts payable and accrued expenses	(373)	(303)
Deferred revenue	(1,430)	480

Net cash used in operating activities	(2,660)	(2,219)

Cash flows from investing activities:
Purchases of marketable securities	(3,731)	(3,466)
Maturities of marketable securities	3,400	300
Purchases of property and equipment	(221)	(9)

Net cash used in investing activities	(552)	(3,175)

Cash flows from financing activities:
Exercise of stock options	114	—

Net cash provided by financing activities	114	—

Effect of foreign exchange rate changes on cash and cash equivalents	(3)	6

Net decrease in cash and cash equivalents	(3,101)	(5,388)
Cash and cash equivalents at beginning of period	12,912	15,514

Cash and cash equivalents at end of period	$9,811	$10,126

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$50

Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment	$88	$—

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Operations and Basis of Presentation

The accompanying condensed consolidated financial statements of pSivida Corp. and subsidiaries (the “Company”) for the three months ended September 30, 2011 and 2010 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2011. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended June 30, 2011, and include all adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year or any future period.

The Company develops tiny, sustained release, drug delivery products designed to deliver drug at a controlled and steady rate for months or years. The Company is currently focused on the treatment of chronic eye diseases utilizing its core technology systems, Durasert™ and BioSilicon™. ILUVIEN® for the treatment of diabetic macular edema (“DME”), the Company’s lead product candidate, is under review by the U.S. Food and Drug Administration (“FDA”). An investigator-sponsored Investigational New Drug (“IND”) opened for an injectable insert designed to treat posterior uveitis of the same design as ILUVIEN and an investigator-sponsored trial is ongoing for an injectable bioerodible insert designed to treat glaucoma and ocular hypertension.

ILUVIEN is licensed to Alimera Sciences, Inc. (“Alimera”), which completed two Phase III clinical trials (the “FAME™ Study”). Alimera submitted a New Drug Application (“NDA”) for ILUVIEN for DME to the FDA in June 2010 based on month 24 data from the FAME Study and received a Complete Response Letter (“CRL”) in December 2010. In the CRL, the FDA communicated its decision that the NDA could not be approved in its then present form. The FDA asked for analyses of the safety and efficacy data through month 36 of the FAME Study, including exploratory analyses in addition to those previously submitted in the NDA, to further assess the relative benefits and risks of ILUVIEN. The FDA also sought additional information regarding controls and specifications concerning the manufacturing, packaging and sterilization of ILUVIEN. Alimera reported that in a February 2011 meeting with the FDA to review the CRL, the FDA requested specific additional data related to the use of the commercial version of the ILUVIEN inserter for which approval was sought in the NDA. In May 2011, Alimera resubmitted an NDA to the FDA to respond to the CRL. Alimera reported that the FDA classified its response as a Class 2 resubmission, resulting in a six-month review period and a Prescription Drug User Fee Act or PDUFA date of November 12, 2011, and that in July 2011 the FDA notified Alimera that an advisory committee would not be called during this review. Alimera reported that in September 2011, it commenced enrollment of a Phase III physician utilization study aimed at providing the additional data requested by the FDA. Alimera reported that to date, 54 of the targeted 100 patient eyes have been enrolled in this study designed to assess the safety and utility of the new inserter. Data from this study may be required by the FDA for its consideration of the approval of ILUVIEN for DME. Alimera stated that if approved, it plans to commercialize ILUVIEN for DME in the U.S. as soon as early calendar year 2012.

In July 2010, Alimera submitted a Marketing Authorization Application for ILUVIEN for DME to the Medicines and Healthcare products Regulatory Agency (“MHRA”) in the United Kingdom and to other regulatory authorities in Europe. In November 2010, Alimera received the Preliminary Assessment Report from the MHRA, followed by additional comments from the other health authorities in December 2010. In July 2011, Alimera submitted its draft responses to the clinical, non-clinical and quality questions to the MHRA, including the additional safety and efficacy data through the final readout at the end of the FAME Study. Alimera reported that, in September 2011, the MHRA provided comments to Alimera’s clinical responses and indicated that there were no further comments to Alimera’s non-clinical and quality responses. Alimera has reported that it plans to submit in November 2011 its final response to the Preliminary Assessment Report from the MHRA and to the additional comments from the other regulatory authorities.

In June 2011, the Company amended and restated its 2007 collaborative research and license agreement with Pfizer, Inc. (“Pfizer”) to focus solely on the development of an injectable bioerodible sustained-release Durasert implant to deliver latanoprost for human ophthalmic disease or conditions, other than uveitis. The Company granted

Pfizer an exclusive option, under various circumstances, to license the development and commercialization of this product worldwide. The Company is currently developing a prototype of this implant that contains BioSilicon to assist in the delivery of latanoprost.

The Company’s two FDA-approved products utilize earlier generations of the Durasert technology system, second-generation Retisert® for the treatment of posterior uveitis and first-generation Vitrasert® for the treatment of AIDS-related cytomegalovirus retinitis. Both of these products and the technologies underlying them are licensed to Bausch & Lomb Incorporated (“Bausch & Lomb”).

BioSilicon, the Company’s other principal technology system, is a fully-erodible, nanostructured porous silicon designed to provide sustained delivery of various therapeutics, including proteins and peptides. Based on results of its preliminary studies, the Company is currently targeting BioSilicon as a second key drug delivery technology.

The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, its ability, and that of its collaboration partners, to successfully advance research, pre-clinical and clinical development, obtain regulatory approvals and commercialize product candidates utilizing the Company’s technologies, development by its competitors and others of alternative products and disease treatments, ability to protect its proprietary technologies, dependence on key personnel, compliance with FDA and other governmental regulations and approval requirements, as well as its ability to execute on its business strategies and obtain adequate financing to fund its operations through collaborations, sales of equity or otherwise.

The Company expects its future operating results will vary from year to year and quarter to quarter, and such variations could be significant. Future operating results are expected to depend, among other things, upon the amounts of payments received from, and revenue recognition associated with, the Company’s current and any potential future collaboration arrangements, its clinical research and development and other costs and outcomes of its product candidates. The Company anticipates that its capital resources of $21.3 million at September 30, 2011 should enable the Company to maintain its current and planned operations into at least calendar year 2013. The Company’s ability to fund its planned operations internally beyond then may be substantially dependent upon whether and when the FDA approves ILUVIEN for DME, which would result in a $25.0 million milestone payment due from Alimera, as well as the extent to which Alimera is able to successfully commercialize ILUVIEN for DME.

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

Alimera Sciences, Inc.

Under a collaboration agreement with Alimera, as amended in March 2008 (the “Alimera Agreement”), the Company has licensed Alimera the rights to develop, market and sell certain products, including ILUVIEN.

Upon execution of the Alimera Agreement in March 2008, the Company received consideration of $12.0 million in cash and Alimera cancelled $5.7 million of accrued development cost liabilities, including related penalties and accrued interest, owed by the Company to Alimera as of March 14, 2008. In addition, the Company received a $15.0 million interest-bearing conditional note (subject to acceleration upon the occurrence of certain defined liquidity events), Alimera agreed to pay a $25.0 million milestone payment upon FDA approval of ILUVIEN for DME, and Alimera assumed all financial responsibility for the development of licensed products under the Alimera Agreement, which had previously been shared equally, including reimbursement of approved development costs incurred by the Company in support of the ongoing clinical studies of ILUVIEN for DME and anticipated regulatory submissions. In exchange, the Company decreased its share in any future profits, as defined, on sales of ILUVIEN for DME by Alimera from 50% to 20%, subject to an offset of 20% of pre-profitability commercialization costs, as defined, incurred by Alimera. In the event Alimera sublicenses commercialization, the Company is entitled to receive 20% of royalties and 33% of non-royalty consideration received by Alimera, less certain permitted deductions. On April 27, 2010, following consummation of its initial public offering, Alimera paid the $15.0 million conditional note in full together with $225,000 of accrued and unpaid interest.

Revenue related to the Alimera Agreement totaled approximately $31,000 and $54,000 during the three months ended September 30, 2011 and 2010, respectively.

Pfizer

In April 2007, the Company entered into a worldwide Collaborative Research and License Agreement with Pfizer (the “Original Pfizer Agreement”) for the use of certain of its technologies in ophthalmic applications that were not licensed to others. Commencing in calendar year 2008, Pfizer paid the Company $500,000 quarterly in consideration of the Company’s costs in performing the research program.

In June 2011, the Company and Pfizer entered into an Amended and Restated Collaborative Research and License Agreement (the “Restated Pfizer Agreement”) to focus solely on the development of a sustained-release bioerodible implant designed to deliver latanoprost for human ophthalmic disease or conditions, other than uveitis (the “Latanoprost Product”). The Original Pfizer Agreement was effectively terminated, including the cessation of Pfizer’s $500,000 quarterly funding of the research program. Upon execution of the Restated Pfizer Agreement, Pfizer made an upfront payment of $2.3 million and the Company agreed to use commercially reasonable efforts to fund development of the Latanoprost Product, with technical assistance from Pfizer, for at least one year and, thereafter, at the Company’s option, through completion of Phase II clinical trials, designated as Proof-of-Concept (“POC”). An investigator-sponsored Phase I/II dose-escalation study has been initiated to assess the safety and efficacy of this insert for patients with ocular hypertension and glaucoma. Within 90 days following receipt of the Company’s final report demonstrating POC, Pfizer may exercise its option for an exclusive, worldwide license to develop and commercialize the Latanoprost Product in return for a $20.0 million payment, double-digit sales-based royalties and additional development, regulatory and sales performance milestone payments of up to $146.5 million. If the Company elects to cease development of the Latanoprost Product after one year, but prior to completion of Phase II clinical trials, Pfizer would still have the right to exercise an option for an exclusive worldwide license to develop and commercialize the Latanoprost Product upon payment of a lesser option fee, with comparable reductions in future sales-based royalties and other designated milestones. If Pfizer does not exercise its option, the Restated Pfizer Agreement will automatically terminate provided, however, that the Company will retain the right to develop and commercialize the Latanoprost Product on its own or with a partner.

Based upon the significant changes to the terms of the Original Pfizer Agreement, which included (i) changes in the consideration payable by Pfizer; (ii) changes in the deliverables; and (iii) changes in the research program, which now is solely related to the Latanoprost Product, the Company considered the Restated Pfizer Agreement a material modification and applied the applicable accounting guidance to this arrangement.

The Company’s deliverables under the Restated Pfizer Agreement include conducting the research and development program for the Latanoprost Product through completion of Phase II (the “R&D program”) and participation on a Joint Steering Committee (“JSC”). The Company concluded that the Pfizer exercise option for the worldwide exclusive license was not a deliverable of the arrangement, due to it being a substantive option and not being priced at a significant and incremental discount. The Company determined that the JSC did not have standalone value from the R&D program and therefore the Company combined these deliverables into a single unit of accounting. The performance period is the expected period over which the services of the combined unit are performed, which the Company has estimated to be 3 years.

The total arrangement consideration of the Restated Pfizer Agreement totaled $10.05 million, which consisted of $7.75 million of deferred revenue on the Company’s balance sheet at the effective date plus the $2.3 million upfront payment. The difference between the total arrangement consideration and the estimated selling price of the combined deliverables, or $3.3 million, was recognized as collaborative research and development revenue in the quarter ended June 30, 2011, the period of the modification. The estimated selling price of $6.7 million is being recognized as collaborative research and development revenue over the expected 3-year performance period using the proportional performance method. The Company recorded revenue of $288,000 for the three months ended September 30, 2011 and $0 for the three months ended September 30, 2010. At September 30, 2011 and June 30, 2011, the Company recorded deferred revenue of $6.4 million and $6.7 million, respectively, classified between current and non-current deferred revenue. The costs associated with conducting the research program for the Latanoprost Product are reflected in operating expenses in the period in which they are incurred.

To the extent that any subsequent payment is received from Pfizer, including option exercise, milestone and sales-based royalty consideration, which would occur after completion of the Company’s performance period under the Restated Pfizer Agreement, such amount would be recognized as revenue when all the revenue criteria are met.

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

The Company determined the performance period of the license arrangement to be 17 years, coinciding with the last to expire of the patents licensed to Intrinsiq, and recognized collaborative research and development revenue using the cumulative catch-up method.

On July 22, 2011, the Company consummated an asset purchase agreement, in which it acquired porous BioSilicon-related capital equipment assets of Intrinsiq for $223,000, and employed four former Intrinsiq employees. The fair value of the tangible assets acquired approximated the total acquisition consideration. Coincident with the transaction, Intrinsiq terminated the agreements underlying its original 2008 exclusive field-of-use license to develop and commercialize nutraceutical and food science applications of BioSilicon. The license termination resulted in the recognition of collaborative research and development revenue of $1.1 million in the three months ended September 30, 2011, representing the total Intrinsiq deferred revenue balance at June 30, 2011, which was classified as a current liability. During the three months ended September 30, 2010, the Company recognized Intrinsiq collaborative research and development revenue of $20,000.

Bausch & Lomb

The Company’s Retisert and Vitrasert products were developed and commercialized under a licensing and development agreement with Bausch & Lomb. Pursuant to the collaboration agreement, Bausch & Lomb has a worldwide exclusive license to make and sell Vitrasert and our first-generation products (as defined in the agreement, including the Retisert device) in return for royalties based on sales.

Royalty income totaled $198,000 and $402,000 for the three months ended September 30, 2011 and 2010, respectively. Accounts receivable from Bausch & Lomb totaled $198,000 and $321,000 at September 30, 2011 and June 30, 2011, respectively.

3.	Intangible Assets

The reconciliation of intangible assets for the three months ended September 30, 2011 and for the year ended June 30, 2011 is as follows:

	Three Months Ended September 30, 2011	Year Ended June 30, 2011
	(In thousands)

Patents and licences
Gross carrying amount at beginning of period	$55,422	$53,275
Foreign currency translation adjustments	(891)	2,147

Gross carrying amount at end of period	54,531	55,422

Accumulated amortization at beginning of period	(33,858)	(29,398)
Amortization expense	(833)	(3,302)
Foreign currency translation adjustments	547	(1,158)

Accumulated amortization at end of period	(34,144)	(33,858)

Net book value at end of period	$20,387	$21,564

The Company amortizes its intangible assets with finite lives on a straight-line basis over their respective estimated useful lives. Amortization of intangible assets totaled $833,000 and $811,000 for the three months ended September 30, 2011 and 2010, respectively. The carrying value of intangible assets at September 30, 2011 of $20.4 million will be amortized on a straight-line basis over the remaining estimated useful life of 6.25 years, or approximately $3.3 million per year. Of the total net book value at September 30, 2011, approximately $6.6 million was attributable to the Durasert technology and $13.8 million was attributable to the BioSilicon technology.

4.	Marketable Securities

The amortized cost, unrealized (loss) gain and fair value of the Company’s available-for-sale marketable securities at September 30, 2011 and June 30, 2011 were as follows:

	September 30, 2011
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)

Corporate bonds	$6,974	$(15)	$6,959
U.S. Government obligations	1,953	—	1,953
Commercial Paper	2,548	—	2,548

Total marketable securities	$11,475	$(15)	$11,460

	June 30, 2011
	Amortized Cost	Unrealized (Loss) Gain	Fair Value
	(In thousands)

Corporate bonds	$7,326	$(14)	$7,312
U.S. Government obligations	1,204	1	1,205
Commercial Paper	2,699	—	2,699

Total marketable securities	$11,229	$(13)	$11,216

During the three months ended September 30, 2011, approximately $3.7 million of marketable securities were purchased and $3.4 million matured. At September 30, 2011, the marketable securities had maturities ranging between one and ten months, with a weighted average maturity of 4.7 months.

5.	Fair Value Measurements

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

•

Level 2 – Inputs are directly or indirectly observable in the marketplace, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities with insufficient volume or infrequent transaction (less active markets).

•

Level 3 – Inputs are unobservable estimates that are supported by little or no market activity and require the Company to develop its own assumptions about how market participants would price the assets or liabilities.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. At September 30, 2011 and June 30, 2011, substantially all of the Company’s interest-bearing cash equivalent balances were concentrated in one institutional money market fund that has investments consisting primarily of certificates of deposit, commercial paper, time deposits, U.S. government agencies, treasury bills and treasury repurchase agreements. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

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

The following table summarizes the Company’s assets and liabilities carried at fair value measured on a recurring basis at September 30, 2011 and June 30, 2011 by valuation hierarchy:

	September 30, 2011
	Total Carrying Value at September 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)

Assets:
Cash equivalents	$8,479	$8,029	$450	$—
Marketable securities
Corporate bonds	6,959	6,138	821	—
U.S. Government obligations	1,953	—	1,953	—
Commercial paper	2,548	—	2,548	—

	$19,939	$14,167	$5,772	$—

Liabilities:
Derivative liabilities	$128	$—	$—	$128

	June 30, 2011
	Total Carrying Value at June 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)

Assets:
Cash equivalents	$8,678	$8,678	$—	$—
Marketable securities
Corporate bonds	7,312	5,792	1,520	—
U.S. Government obligations	1,205	—	1,205	—
Commercial paper	2,699	—	2,699	—

	$19,894	$14,470	$5,424	$—

Liabilities:
Derivative liabilities	$170	$—	$—	$170

The Company’s derivative liabilities were classified as Level 3 and valued using the Black-Scholes model. At September 30, 2011 and June 30, 2011, the fair values were derived by applying the following assumptions:

	September 30, 2011	June 30, 2011

Expected term (in years)	0.80	1.05
Stock volatility	90%	95%
Risk-free interest rate	0.10%	0.19%
Expected dividends	0%	0%

The reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Three Months Ended September 30,
	2011	2010
	(In thousands)

Balance at beginning of period	$170	$1,310
Change in fair value of derivative - other income	42	338

Balance at end of period	$128	$972

6.	Stockholders’ Equity

Warrants to Purchase Common Shares

The following table provides a reconciliation of all US$ warrants for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011		2010
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Balance at beginning of period	7,614,748	$7.35	7,062,248	$7.53
Expired	(2,281,250)	7.50	—	—

Balance and exercisable at end of period	5,333,498	$7.29	7,062,248	$7.53

At September 30, 2011, the remaining term of these outstanding warrants ranged from 0.1 to 4.3 years, representing a weighted average period of 1.0 year.

At September 30, 2011, the Company had 205,479 warrants outstanding denominated in A$ with an exercise price of A$7.68 and a weighted average remaining life of 9.5 months. At September 30, 2010, the Company had 3,935,433 warrants outstanding with a weighted average exercise price of A$9.54. The weighted average exercise price of these warrants translated to US$ was $7.52 at September 30, 2011 and $9.25 at September 30, 2010. During the three months ended September 30, 2011 and 2010, there were no warrants issued or exercised.

Because the potential exercise of the A$-denominated warrants would result in a variable amount of proceeds in the Company’s functional currency, the fair value of the warrants was recorded as a derivative liability, subject to revaluation of the liability on a recurring basis through the statement of operations.

2008 Incentive Plan

The Company’s 2008 Incentive Plan (the “2008 Plan”) provides for the issuance of a maximum of 4,091,255 shares of common stock in satisfaction of stock-based awards to directors, executives, employees and consultants.

The following table provides a reconciliation of stock option activity under the 2008 Plan for the three months ended September 30, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at July 1, 2011	2,605,895	$2.63
Granted	357,350	5.05
Exercised	(53,950)	2.12
Forfeited	(41,919)	3.45

Outstanding at September 30, 2011	2,867,376	$2.93	8.04	$4,114

Outstanding at September 30, 2011 - vested or unvested and expected to vest	2,720,900	$2.90	8.00	$3,978

Exercisable at September 30, 2011	1,378,034	$2.46	7.59	$2,497

Option grants for the three months ended September 30, 2011 consisted of 297,350 options with ratable annual vesting over 4 years and 60,000 options subject to performance and service conditions. A total of 343,734 options vested during the three months ended September 30, 2011. All option grants have a 10-year contractual life.

In determining the grant date fair value of stock options, the Company uses the Black-Scholes option pricing model. The Company calculated the Black-Scholes value of employee options awarded during the three months ended September 30, 2011 based on the following key assumptions:

Expected term (in years)	3.50 - 6.25

Stock volatility	90%

Risk-free interest rate	0.91% - 2.02%

Expected dividends	0%

The following table summarizes information about stock options for the three months ended September 30, 2011:

Weighted-average grant date fair value, per share	$3.69
Total cash received from exercise of stock options (in thousands)	114
Total intrinsic value of stock options exercised (in thousands)	119

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

The following table provides a reconciliation of stock option activity under the Plan for the three months ended September 30, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		A$	(in years)	A$

Outstanding at July 1, 2011	135,000	6.75
Cancelled	(22,500)	13.00

Outstanding and exercisable at September 30, 2011	112,500	5.50	1.00	—

At September 30, 2011, translated into $, the weighted average exercise price of outstanding and exercisable options was $5.39.

Stock-Based Compensation Expense

The Company’s statements of operations included total compensation expense from stock-based payment awards for the three months ended September 30, 2011 and 2010, as follows:

	Three Months Ended September 30,
	2011	2010
	(In thousands)

Compensation expense included in:
Research and development	$147	$101
General and administrative	330	350

	$477	$451

At September 30, 2011, there was approximately $2.1 million of unrecognized compensation expense related to unvested share-based payment awards under the Company’s option plans, which is expected to be recognized as expense over a weighted average period of 1.9 years.

7.	Income Taxes

The Company recognizes deferred tax assets and liabilities for estimated future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. Because of its historical losses from operations, the Company established a valuation allowance for the net deferred tax assets. The Company recorded an income tax benefit of $55,000 for the three months ended September 30, 2011, primarily related to earned foreign research and development tax credits.

For the three months ended September 30, 2011 and 2010, the Company had no significant unrecognized tax benefits in the accompanying unaudited condensed consolidated financial statements. At September 30, 2011 and June 30, 2011, the Company had no accrued penalties or interest related to uncertain tax positions.

8.	Loss Per Share

Basic net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share was computed by dividing the net loss by the sum of (i) the weighted average number of common shares outstanding and (ii) the weighted average number of common shares that would be issued on the conversion of all dilutive securities outstanding. Potentially dilutive shares were not included in the calculation of diluted net loss per share for each of the three months ended September 30, 2011 and 2010 as their inclusion would be anti-dilutive.

Potentially dilutive shares at September 30, 2011 and 2010 were as follows:

	September 30,
	2011	2010
Options	2,979,876	2,500,320
Warrants	5,538,977	10,997,681

	8,518,853	13,498,001

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements: Alimera’s ability to obtain regulatory approval of and successfully commercialize ILUVIEN for DME; risk/benefit profile of ILUVIEN for DME; timeliness of approval, if any, of ILUVIEN for DME and any limitations on uses thereof; ability to complete clinical trials, reference data and obtain regulatory approval of other product candidates; ability to raise capital if needed; ability to achieve profitability; impairment of intangibles; fluctuations in the fair values of certain outstanding warrants; fluctuations in operating results; ability to derive revenues from Retisert; ability to find partners to develop and market products; termination of license agreements; competition; market acceptance of products and product candidates; reduction in use of products as a result of future publications; ability to protect intellectual property or infringement of others’ intellectual property; retention of key personnel; product liability; consolidation in the pharmaceutical and biotechnology industries; compliance with environmental laws; manufacturing risks; risks and costs of international business operations; credit and financial market conditions; legislative or regulatory changes; volatility of stock price; possible dilution through exercise of outstanding warrants and stock options or future stock issuances; possible influence by Pfizer; ability to pay any registration penalties; absence of dividends; and other factors described in our filings with the Securities and Exchange Commission. You should read and interpret any forward-looking statements together with these risks. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

Our forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes makes it clear that any projected results expressed or implied in such statements will not be realized.

Our Business

We develop tiny, sustained release, drug delivery products designed to deliver drugs at a controlled and steady rate for months or years. We are currently focused on treatment of chronic diseases of the back of the eye utilizing our core technology systems, Durasert™ and BioSilicon™. ILUVIEN® for the treatment of diabetic macular edema (“DME”), our lead product candidate, is currently under review by the U.S. Food and Drug Administration (“FDA”). An investigator-sponsored Investigational New Drug (“IND”) opened for an injectable insert designed to treat posterior uveitis of the same design as ILUVIEN and an investigator-sponsored trial is ongoing for an injectable bioerodible insert delivering latanoprost to treat glaucoma and ocular hypertension. Our two FDA-approved products provide long-term, sustained drug delivery to treat other chronic diseases of the retina.

ILUVIEN. We licensed the third generation injectable Durasert insert that delivers the corticosteroid fluocinolone acetonide (“FAc”) over a period of up to 3 years to Alimera for the treatment and prevention of eye diseases in humans (other than uveitis). This insert is being developed by Alimera under its brand name ILUVIEN. Alimera completed two Phase III clinical trials (“FAME™ Study”) of ILUVIEN for the treatment of DME, a leading cause of vision loss for people under the age of 65 estimated to affect over 1,000,000 people in the United States.

Alimera submitted a New Drug Application (“ NDA”) for ILUVIEN for DME to the FDA in June 2010 based on month 24 data from the FAME Study and received a Complete Response Letter (“CRL”) in December 2010. In the CRL, the FDA communicated its decision that the NDA could not be approved in its then present form. The FDA asked for analyses of the safety and efficacy data through month 36 of the FAME Study, including exploratory analyses in addition to those previously submitted in the NDA, to further assess the relative benefits and risks of ILUVIEN. The FDA also sought additional information regarding controls and specifications concerning the manufacturing, packaging and sterilization of ILUVIEN. Alimera reported that in a February 2011 meeting with the FDA to review the CRL, the FDA requested specific additional data related to the use of the commercial version of the ILUVIEN inserter for which approval was sought in the NDA. In May 2011, Alimera resubmitted an NDA to the FDA to respond to the CRL. Alimera reported that the FDA classified its response as a Class 2 resubmission, resulting in a six-month review period and a Prescription Drug User Fee Act or PDUFA date of November 12, 2011, and that in July 2011 the FDA notified Alimera that an advisory committee would not be called during this review. Alimera reported that in September 2011, it commenced enrollment of a Phase III physician utilization study aimed at providing the additional data requested by the FDA. Alimera reported that to date, 54 of the targeted 100 patient eyes have been enrolled in this study designed to assess the safety and utility of the new inserter. Data from this study may be required by the FDA for its consideration of the approval of ILUVIEN for DME. Alimera stated that if approved, it plans to commercialize ILUVIEN for DME in the U.S. as soon as early calendar year 2012.

In July 2010, Alimera submitted a Marketing Authorization Application for ILUVIEN for DME to the Medicines and Healthcare products Regulatory Agency (“MHRA”) in the United Kingdom and to other regulatory authorities in Europe. In November 2010, Alimera received the Preliminary Assessment Report from the MHRA, followed by additional comments from the other health authorities in December 2010. In July 2011, Alimera submitted its draft responses to the clinical, non-clinical and quality questions to the MHRA, including the additional safety and efficacy data through the final readout at the end of the FAME Study. Alimera reported that, in September 2011, the MHRA provided comments to Alimera’s clinical responses and indicated that there were no further comments to Alimera’s non-clinical and quality responses. Alimera has reported that it plans to submit in November 2011 its final response to the Preliminary Assessment Report from the MHRA and to the additional comments from the other regulatory authorities.

Under our collaboration agreement with Alimera, in addition to treating DME, ILUVIEN is also being studied in three Phase II clinical trials for the treatment of both the dry and wet forms of Age-Related Macular Degeneration and Retinal Vein Occlusion.

Other Product Development. In September 2011, an investigator-sponsored IND opened for a Phase I/II study of the safety and efficacy of our injectable, sustained release insert delivering FAc for the treatment of uveitis affecting the posterior segment of the eye (“posterior uveitis”). If successful, we plan to advance this product candidate into pivotal multi-center Phase III trials and reference the NDA for ILUVIEN for DME (including the clinical data from the FAME Study and the manufacturing and stability data) in potential posterior uveitis regulatory filings. The insert is the same design as the insert being developed by Alimera for the treatment of DME and delivers the high and low dose of FAc used in the FAME Study. We did not license Alimera the rights to use the insert for uveitis. We also plan to design a different inserter, with a smaller gauge needle than that used in the FAME Study, in any future posterior uveitis Phase III trials.

Under our Restated Pfizer Agreement, we granted Pfizer an exclusive option under various circumstances to license the development and commercialization worldwide of an injectable, bioerodible sustained release insert delivering latanoprost for the treatment of human ophthalmic disease or conditions, other than uveitis (“Latanoprost Product”). An investigator-sponsored Phase I/II dose-escalation study has been initiated to assess the safety and efficacy of this insert, which utilizes a fourth generation of our Durasert technology, in patients with elevated intraocular pressure. We are currently developing a prototype of this insert that contains BioSilicon to assist in the delivery of latanoprost. If successful, we plan to advance the new prototype into a multi-center Phase II trial.

In August 2011, we entered into an evaluation agreement with Hospital for Special Surgery to investigate our Durasert drug delivery technologies in orthopedics.

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

Medidur™, Durasert™, BioSilicon™ and Tethadur™ are our trademarks. Retisert® and Vitrasert® are Bausch & Lomb’s trademarks, and ILUVIEN® and FAME™ are Alimera’s trademarks.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires that we make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates, judgments and assumptions on historical experience, anticipated results and trends, and on various other factors that we believe are reasonable under the circumstances at the time. By their nature, these estimates, judgments and assumptions are subject to an inherent degree of uncertainty. Actual results may differ from our estimates under different assumptions or conditions. In our Annual Report on Form 10-K for the year ended June 30, 2011 (“fiscal year 2011”), we set forth our critical accounting policies and estimates, which included revenue recognition and valuation of our intangible assets. There have been no material changes to our critical accounting policies from the information provided in our Annual Report on Form 10-K for fiscal year 2011.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010:

	Three Months Ended
	September 30,		Change
	2011	2010	Amounts	%
	(In thousands except percentages)

Revenues	$1,659	$476	$1,183	249%

Operating expenses:
Research and development	2,129	1,742	387	22%
General and administrative	2,061	2,169	(108)	(5)%

Total operating expenses	4,190	3,911	279	7%

Loss from operations	(2,531)	(3,435)	904	26%

Other income (expense):
Change in fair value of derivatives	42	338	(296)	(88)%
Interest income	9	6	3	50%
Other expense, net	(2)	(8)	6	75%

Total other income	49	336	(287)	(85)%

Loss before income taxes	(2,482)	(3,099)	617	20%
Income tax benefit (expense)	55	(9)	64	711%

Net loss	$(2,427)	$(3,108)	$681	22%

Revenues

Revenues increased by $1.2 million, or 249%, to $1.7 million for the three months ended September 30, 2011 from $476,000 for the three months ended September 30, 2010, primarily as a result of recognition of deferred collaborative research and development revenues. Collaborative research and development revenue, which totaled $1.5 million for the three months ended September 30, 2011, consisted primarily of (i) $288,000, representing a portion of the estimated $6.7 million selling price associated with the Restated Pfizer Agreement, which is being recognized over the expected 3-year performance period using the proportional performance method and (ii) $1.1 million, representing the total Intrinsiq deferred revenue balance at June 30, 2011, which was recognized due to the July 2011 termination by Intrinsiq of its exclusive field-of-use license for nutraceutical and food science applications of BioSilicon. Royalty income totaled $198,000 for the three months ended September 30, 2011 compared to $402,000 for the three months ended September 30, 2010 as a result of decreased Retisert royalties from Bausch & Lomb.

If the FDA were to approve ILUVIEN for DME, we would be entitled to receive a $25.0 million milestone payment from Alimera within 30 days following approval. Absent FDA approval of ILUVIEN for DME during fiscal year 2012, we currently expect that collaborative research and development revenue for the remainder of fiscal year 2012 will be predominantly attributable to continued recognition of the deferred revenue under the Restated Pfizer Agreement.

Research and Development

Research and development increased by $387,000, or 22%, to $2.1 million for the three months ended September 30, 2011 from $1.7 million for the three months ended September 30, 2010. This increase was primarily attributable to costs of the Latanoprost Product Phase I/II clinical trial and increased personnel expense.

General and Administrative

General and administrative decreased by $108,000, or 5%, to $2.1 million for the three months ended September 30, 2011 from $2.2 million for the three months ended September 30, 2010. This decrease was primarily attributable to lower professional fees.

Change in Fair Value of Derivatives

Change in fair value of derivatives represented income of $42,000 for the three months ended September 30, 2011 compared to income of $338,000 for the three months ended September 30, 2010. This net decrease, determined using the Black-Scholes valuation model, was primarily due to the expiration of approximately 3.7 million, or 95%, of the A$-denominated warrants during fiscal year 2011.

Detachable warrants issued in share offerings denominated in A$ were recorded as derivative liabilities, subject to revaluation at each subsequent balance sheet date, and changes in their fair values will result in adjustments to our recorded derivative liabilities ($128,000 at September 30, 2011) and a corresponding income or expense in our statement of operations. Fluctuations in the fair values of these warrants will continue to affect our operating results until the last-to-expire of these warrants in July 2012.

Income Tax Benefit (Expense)

Income tax benefit of $55,000 for the three months ended September 30, 2011 compared to income tax expense of $9,000 for the three months ended September 30, 2010. The net change was primarily attributable to (i) the absence in the current year period of $50,000 of U.S. federal alternative minimum tax expense in the prior year period and (ii) a $13,000 net reduction of deferred tax liabilities.

Liquidity and Capital Resources

During the past three fiscal years, we have financed our operations primarily from license fees, research and development funding and payment of a contingent note from our collaboration partners and a January 2011 registered direct offering of our common stock and warrants. At September 30, 2011, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities totaling $21.3 million. Our cash equivalents are predominantly invested in one institutional money market fund and our marketable securities are invested in investment-grade corporate debt, government agency securities and commercial paper with maturities at September 30, 2011 ranging from one to ten months.

With the exception of fiscal year 2010, we have incurred operating losses each year since inception and, at September 30, 2011, we had a total accumulated deficit of $229.4 million. We generally expect negative cash flows from operations on a quarterly basis at least until such time as one or more of our product candidates achieves regulatory approval and sufficient revenues from commercialization. We believe we can fund our operations as currently conducted into at least calendar year 2013. Whether we will require, or desire, to raise additional capital will be influenced by many other factors, including, but not limited to:

•	the timely development, regulatory approval and successful commercialization of ILUVIEN for DME and receipt of milestone, royalty and other payments;

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

Absent adequate levels of funding from new and existing collaboration agreements and/or financing transactions, management currently believes that our cash position after 2012 depends significantly on whether and when ILUVIEN for DME is approved by the FDA and foreign regulatory authorities and upon the initiation and success of marketing of ILUVIEN for DME. However, there is no assurance that the FDA or other regulatory authorities will approve ILUVIEN for DME or when any such approvals will occur or that it will achieve market acceptance and be successfully commercialized, even if it is approved.

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

Our consolidated statements of historical cash flows are summarized as follows:

	Three Months Ended September 30,
	2011	2010	Change
	(In thousands)

Net loss:	$(2,427)	$(3,108)	$681
Changes in operating assets and liabilities	(1,597)	(74)	(1,523)
Other adjustments to reconcile net loss to cash flows from operating activities	1,364	963	401

Net cash used in operating activities	$(2,660)	$(2,219)	$(441)

Net cash used in investing activities	$(552)	$(3,175)	$2,623

Net cash provided by financing activities	$114	$—	$114

Net cash used in operating activities increased by $441,000 to $2.7 million for the three months ended September 30, 2011 compared to $2.2 million for the three months ended September 30, 2010. The net increase of cash used in operating activities consisted of a $127,000 decrease of collaborative research and development and royalty cash inflows and a net $314,000 increase in operating cash outflows, primarily related to personnel costs and professional fees.

Net cash used in investing activities consisted principally of $331,000 of purchases, net of maturities, of marketable securities during the three months ended September 30, 2011 compared to $3.2 million of net purchases of marketable securities during the three months ended September 30, 2010. Purchases of property and equipment totaling $221,000 for the three months ended September 30, 2011 was attributable to the July 2011 asset purchase agreement with Intrinsiq.

We had no borrowings or line of credit facilities as of September 30, 2011.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2011 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to changes in the valuation of derivative liabilities, foreign currency exchange rates and interest rates.

Derivative Liabilities

At September 30, 2011, the balance of our derivative liabilities, which relates to warrants denominated in A$, totaled $128,000 and was determined using the Black-Scholes valuation model. The change in fair value of derivatives resulted in income of $42,000 and $338,000 for the three months ended September 30, 2011 and 2010, respectively.

During fiscal year 2011, approximately 3.7 million A$ warrants expired. At September 30, 2011, there were 205,479 warrants outstanding with a remaining contractual life of 9.5 months and a US$-equivalent exercise price of $7.52 per share compared to the $4.27 NASDAQ closing price of our common shares. Fluctuations in our share price and the US$-equivalent exercise price of the warrants as a result of currency rate changes are the primary factors that impact the change in fair value of these derivative liabilities. The following table summarizes the sensitivity of our consolidated statement of operations for the three months ended September 30, 2011 to assumed increases or decreases of our share price at September 30, 2011:

	Decrease in Share Price			Current Price	Increase in Share Price
	-15%	-10%	-5%		+5%	+10%	+15%
	(In thousands)

Change in fair value of derivatives - income (expense)	$46	$31	$16	$—	$(17)	$(36)	$(55)

Foreign Currency Exchange Rates

We conduct operations in two principal currencies, the U.S. dollar and the Pound Sterling (£). The U.S. dollar is the functional currency for our U.S. operations, and the Pound Sterling is the functional currency for our U.K. operations. Changes in the foreign exchange rate of the U.S. dollar and Pound Sterling impact the net operating expenses of our U.K. operations. The weakening of the U.S. dollar during the three months ended September 30, 2011 compared to the prior year quarter resulted in a net increase in research and development expenses of approximately $38,000. All cash and cash equivalents, and most other asset and liability balances, are denominated in each entity’s functional currency and, accordingly, we do not consider our statement of operations exposure to realized and unrealized foreign currency gains and losses to be significant.

Changes in the foreign exchange rate of the U.S. dollar and Pound Sterling also impact total stockholders’ equity. At September 30, 2011, compared to June 30, 2011, the strengthening of the U.S. dollar in relation to the Pound Sterling resulted in a net decrease of approximately $363,000 in stockholders’ equity due to the translation of approximately £9.1 million of net assets of our U.K. operations, predominantly the BioSilicon technology intangible asset, into U.S. dollars. For every incremental 5% strengthening or weakening of the U.S. dollar at September 30, 2011 in relation to the Pound Sterling, our stockholders’ equity at September 30, 2011 would have decreased or increased, respectively, by approximately $710,000.

Interest Rates

Cash and cash equivalent balances are subject to variable interest rates. We do not consider our exposure to interest rates to be significant.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

pSivida Corp.

Date: November 8, 2011	By:	/s/ Paul Ashton
	Name:	Paul Ashton
	Title:	President and Chief Executive Officer