Form 10-K/A
period 2011-06-30
pSivida Corp.
filed 2011-12-27
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☒

Nonaccelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

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

PART IV	4

Item 15. Exhibits and Financial Statement Schedules	4

SIGNATURES	5

Exhibit 10.13

Exhibit 31.1

Exhibit 31.2

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K of pSivida Corp. (the “Company”) for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission (the “Commission”) on September 13, 2011 (the “Original Filing”). This Amendment No. 1 is being filed as an exhibit-only filing solely to furnish the revised redacted version of Exhibit 10.13 to the Original Filing, which has been revised in response to comments that the Company received from the staff of the Commission in connection with the Company’s request for confidential treatment with respect thereto. Item 15 of Part IV of the Original Filing is hereby amended to include the revised redacted version of Exhibit 10.13.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1. Except as described above, no attempt has been made in this Amendment No. 1 to modify or update any other items or disclosures presented in the Original Filing. This Amendment No. 1 does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS

(a)(3)	Exhibits.

Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

10.13 (a) #	Amended and Restated Collaborative Research and License Agreement, dated as of June 14, 2011, by and among pSivida Corp, pSivida US, Inc., pSiMedica Limited and Pfizer, Inc.

31.1 (a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2 (a)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

#	Confidential treatment has been granted for portions of this exhibit
a	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSIVIDA CORP.

By:	/S/ PAUL ASHTON
Paul Ashton,
President and Chief Executive Officer

Date:	December 27, 2011

5