Form 10-Q
period 2012-03-31
pSivida Corp.
filed 2012-05-10
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were 20,802,592 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 7, 2012.

PSIVIDA CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	March 31, 2012	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$6,375	$12,912
Marketable securities	10,087	11,216
Accounts and other receivables	985	843
Prepaid expenses and other current assets	448	395

Total current assets	17,895	25,366
Property and equipment, net	410	123
Intangible assets, net	4,451	21,564
Other assets	77	60

Total assets	$22,833	$47,113

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$346	$328
Accrued expenses	778	1,322
Deferred revenue	1,465	3,212
Derivative liabilities	—	170

Total current liabilities	2,589	5,032
Deferred revenue	4,689	4,635
Deferred tax liabilities	—	13

Total liabilities	7,278	9,680

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized,none issued and outstanding	—	—
Common stock, $.001 par value, 60,000,000 shares authorized, 20,802,592 and 20,748,642 shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively	21	21
Additional paid-in capital	264,041	262,906
Accumulated deficit	(249,496)	(226,923)
Accumulated other comprehensive income	989	1,429

Total stockholders’ equity	15,555	37,433

Total liabilities and stockholders’ equity	$22,833	$47,113

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenues:
Collaborative research and development	$158	$56	$1,823	$218
Royalty income	380	304	1,004	1,032

Total revenues	538	360	2,827	1,250

Operating expenses:
Research and development	1,508	1,737	5,629	5,013
General and administrative	1,757	1,762	5,269	5,932
Impairment of intangible assets	—	—	14,830	—

Total operating expenses	3,265	3,499	25,728	10,945

Loss from operations	(2,727)	(3,139)	(22,901)	(9,695)

Other income (expense):
Change in fair value of derivatives	—	334	170	1,130
Interest income	10	7	30	19
Other income (expense), net	1	—	(1)	(11)

Total other income	11	341	199	1,138

Loss before income taxes	(2,716)	(2,798)	(22,702)	(8,557)
Income tax benefit	30	113	129	69

Net loss	$(2,686)	$(2,685)	$(22,573)	$(8,488)

Basic and diluted net loss per share:	$(0.13)	$(0.13)	$(1.09)	$(0.45)

Weighted average common shares outstanding:
Basic and diluted	20,803	20,177	20,787	19,072

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value Amount

Balance at July 1, 2011	20,748,642	$21	$262,906	$(226,923)	$1,429	$37,433

Comprehensive loss:
Net loss	—	—	—	(22,573)	—	(22,573)
Foreign currency translation adjustments	—	—	—	—	(449)	(449)
Net unrealized gain on marketable securities	—	—	—	—	9	9

Total comprehensive loss						$(23,013)

Exercise of stock options	53,950	—	114	—	—	114
Stock-based compensation	—	—	1,021	—	—	1,021

Balance at March 31, 2012	20,802,592	$21	$264,041	$(249,496)	$989	$15,555

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(22,573)	$(8,488)

Adjustments to reconcile net loss to cash flows from operating activities:
Impairment of intangible assets	14,830	—
Amortization of intangible assets	1,844	2,462
Depreciation of property and equipment	112	38
Change in fair value of derivatives	(170)	(1,130)
Stock-based compensation expense	1,021	1,473
Amortization of bond premium on marketable securities	223	104
Deferred tax benefit	(13)	(90)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(212)	215
Accounts payable and accrued expenses	(525)	(437)
Deferred revenue	(1,700)	1,438

Net cash used in operating activities	(7,163)	(4,415)

Cash flows from investing activities:
Purchases of marketable securities	(12,238)	(10,933)
Maturities of marketable securities	12,049	3,109
Proceeds from sales of marketable securities	1,103	—
Purchases of property and equipment	(399)	(68)

Net cash provided by (used in) investing activities	515	(7,892)

Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	—	10,079
Exercise of stock options	114	2

Net cash provided by financing activities	114	10,081

Effect of foreign exchange rate changes on cash and cash equivalents	(3)	8

Net decrease in cash and cash equivalents	(6,537)	(2,218)
Cash and cash equivalents at beginning of period	12,912	15,514

Cash and cash equivalents at end of period	$6,375	$13,296

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$56

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment	$—	$61
Stock issuance costs	—	37

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Operations and Basis of Presentation

The accompanying condensed consolidated financial statements of pSivida Corp. and subsidiaries (the “Company”) for the three and nine months ended March 31, 2012 and 2011 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2011. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended June 30, 2011, and include all adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year or any future period.

The Company develops tiny, sustained release, drug delivery products designed to deliver drug at a controlled and steady rate for months or years. The Company is currently focused on the treatment of chronic eye diseases utilizing its core technology systems, Durasert™ and BioSilicon™. ILUVIEN®, the Company’s lead product candidate, received a positive outcome from the European Union (“EU”) Decentralized Procedure (“DCP”) in February 2012 with a determination that ILUVIEN is approvable for the treatment of vision impairment associated with chronic diabetic macular edema (“DME”) considered insufficiently responsive to available therapies. An investigator-sponsored Investigational New Drug (“IND”) is open for an injectable insert of the same design as ILUVIEN designed to treat posterior uveitis and an investigator-sponsored trial is ongoing for an injectable bioerodible insert designed to treat glaucoma and ocular hypertension.

ILUVIEN is licensed to Alimera Sciences, Inc. (“Alimera”), which completed two Phase III clinical trials (the “FAME™ Study”) of ILUVIEN for the treatment of DME. In February 2012, the U.K. Medicines and Healthcare products Regulatory Agency (“MHRA”) issued a Final Assessment Report (“FAR”) under the DCP indicating that ILUVIEN is approvable in seven EU countries for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. Alimera reported that ILUVIEN for DME then entered the National Phase, in which each of Austria, France, Germany, Italy, Portugal, Spain and the U.K. would proceed with granting formal marketing approvals, which Alimera has reported would likely be issued in the second and third quarters of 2012, although one or more countries could take longer. To date, Austria and the U.K. are the first of these countries to grant marketing authorization to ILUVIEN. As part of the approval process in these seven EU countries, Alimera reported that it has committed to conduct a five-year, post-authorization, open label registry study of ILUVIEN in patients with chronic DME. Alimera has also reported that it plans to commercialize ILUVIEN for DME in the EU either directly or with a partner and expects ILUVIEN for DME to be available in the EU by the end of 2012.

In November 2011, Alimera received a complete response letter (“CRL”) from the U.S. Food and Drug Administration (“FDA”) in response to the New Drug Application (“NDA”) for ILUVIEN for DME resubmitted in May 2011. This resubmission followed the receipt by Alimera in December 2010 of a CRL with respect to Alimera’s original June 2010 NDA. The FDA stated in the 2011 CRL that it was unable to approve Alimera’s NDA because it did not provide sufficient data to support that ILUVIEN is safe and effective in the treatment of patients with DME. The FDA stated that the risks of adverse reactions shown for ILUVIEN in the FAME Study were significant and were not offset by the benefits demonstrated by ILUVIEN in these clinical trials. The FDA also stated in the 2011 CRL that Alimera will need to conduct two additional clinical trials to demonstrate that ILUVIEN is safe and effective for DME. Alimera reported that it expects to meet with the FDA in the second quarter of 2012 to discuss the 2011 CRL and the regulatory status of ILUVIEN.

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

The Company’s future operating results are expected to depend, among other things, upon the success of, consideration received from, and revenue recognition associated with, and costs of, product research, development and commercialization by the Company and its current and any potential future collaborative partners. The Company believes that its cash, cash equivalents and marketable securities of $16.5 million at March 31, 2012 together with expected royalty income should enable the Company to maintain its current operations into fiscal year 2014. The Company expects to seek additional capital resources through possible new collaborative or licensing agreements and/or possible other agreements and transactions (which may include sales of assets or securities) and/or to reduce its capital requirements through possible adjustments to its operating plan (including possible delays in initiation of a Phase II clinical trial for the Latanoprost Product, reductions in clinical research or other actions). The Company does not intend to initiate pivotal multi-center clinical trials for its injectable insert designed to treat posterior uveitis without appropriate additional funding.

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

Revenue related to the Alimera Agreement totaled $19,000 for the three months ended March 31, 2012 compared to $35,000 for last year’s third quarter and $73,000 for the nine months ended March 31, 2012 compared to $156,000 for the same period last year.

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

The Company’s deliverables under the Restated Pfizer Agreement include conducting the research and development program for the Latanoprost Product through completion of Phase II (the “R&D program”) and participation on a Joint Steering Committee (“JSC”). The Company concluded that the Pfizer exercise option for the worldwide exclusive license was not a deliverable of the arrangement, due to it being a substantive option and not being priced at a significant and incremental discount. The Company determined that the JSC did not have standalone value from the R&D program and therefore the Company combined these deliverables into a single unit of accounting. The performance period is the expected period over which the services of the combined unit are performed, which the Company currently expects will extend through approximately December 2014.

The total arrangement consideration of the Restated Pfizer Agreement totaled $10.05 million, which consisted of $7.75 million of deferred revenue on the Company’s balance sheet at the effective date plus the $2.3 million upfront payment. The difference between the total arrangement consideration and the estimated selling price of the combined deliverables, or $3.3 million, was recognized as collaborative research and development revenue in the quarter ended June 30, 2011, the period of the modification. The estimated selling price of $6.7 million is being recognized as collaborative research and development revenue over the expected 3.5 year performance period using the proportional performance method. The Company recorded collaborative research and development revenue related to the Restated Pfizer Agreement of $89,000 for the three months ended March 31, 2012 and $559,000 for the nine months ended March 31, 2012 compared to $0 for each of the three and nine month periods ended March 31, 2011. At March 31, 2012 and June 30, 2011, the Company recorded deferred revenue of $6.2 million and $6.7 million, respectively, classified between current and non-current deferred revenue. The costs associated with conducting the R&D program are reflected in operating expenses in the period in which they are incurred.

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

On July 22, 2011, the Company consummated an asset purchase agreement, under which it acquired BioSilicon-related capital equipment assets of Intrinsiq for $223,000, and employed four former Intrinsiq employees. The fair value of the tangible assets acquired approximated the total acquisition consideration. Coincident with the transaction, Intrinsiq terminated the agreements underlying its original 2008 license. The license termination resulted in the recognition of collaborative research and development revenue of $1.1 million in the three months ended September 30, 2011, representing the total Intrinsiq deferred revenue balance at June 30, 2011, which had been classified as a current liability. The Company recognized Intrinsiq collaborative research and development revenue of $21,000 during the three months ended March 31, 2011 and $62,000 during the nine months ended March 31, 2011.

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

Royalty income totaled $380,000 for the three months ended March 31, 2012 compared to $304,000 for the prior year quarter and $1.0 million for each of the nine month periods ended March 31, 2012 and 2011. Accounts receivable from Bausch & Lomb totaled $380,000 at March 31, 2012 and $321,000 at June 30, 2011.

3.	Intangible Assets

The reconciliation of intangible assets for the nine months ended March 31, 2012 and for the year ended June 30, 2011 is as follows:

	Nine Months Ended March 31, 2012	Year Ended June 30, 2011
	(In thousands)

Patented technologies
Gross carrying amount at beginning of period	$55,422	$53,275
Asset impairment write-down	(14,830)	—
Foreign currency translation adjustments	(475)	2,147

Gross carrying amount at end of period	40,117	55,422

Accumulated amortization at beginning of period	(33,858)	(29,398)
Amortization expense	(1,844)	(3,302)
Foreign currency translation adjustments	36	(1,158)

Accumulated amortization at end of period	(35,666)	(33,858)

Net book value at end of period	$4,451	$21,564

In the CRL received by Alimera from the FDA in November 2011, the FDA stated that it was unable to approve the NDA for ILUVIEN for DME because the NDA did not provide sufficient data to support that ILUVIEN is safe and effective in the treatment of patients with DME, that the risks of adverse reactions shown for ILUVIEN in the FAME Study were significant and were not offset by the benefits demonstrated by ILUVIEN in these clinical trials and that Alimera would need to conduct two additional clinical trials to demonstrate that ILUVIEN is safe and effective for DME. FDA approval of the NDA for ILUVIEN for DME would have resulted in receipt by the Company of a $25.0 million milestone payment from Alimera. Following the public announcement of the receipt of the 2011 CRL, there was a significant decline in the Company’s share price, resulting in a decrease of the Company’s market capitalization from $82.0 million to $23.1 million at December 31, 2011. The combination of the 2011 CRL and the decline in the Company’s share price were determined to be impairment indicators of the Company’s finite-lived intangible assets.

As of December 31, 2011, the forecasted probability-weighted undiscounted cash flows for the intangible assets were not expected to be sufficient to recover the aggregate carrying value of $19.4 million, which consisted of $6.3 million for the Durasert technology and $13.1 million for the BioSilicon technology. To assess the recoverability of the combined intangible assets, management used a combination of market-based and income-based valuation methodologies. Using the market-based approach as the primary indicator of fair value, an enterprise value of $4.4 million (market capitalization less existing capital resources) was adjusted for an estimated control premium and for other working capital items to derive an implied fair value of the intangible assets of $4.6 million. Under the income-based approach, the forecasted cash flows expected for the intangible assets were discounted using after-tax cost of capital rates taking into account Company-specific risks. The resulting fair value under this approach supported the fair value determined under the market-based approach. Based on the above analyses, the fair value of the combined intangible assets was allocated to each intangible based on the values determined under the income-based approach, as follows:

	Pre-impairment Carrying Value at December 31, 2011	Impairment Charge	Post-impairment Carrying Value at December 31, 2011
	(In thousands)

Durasert	$6,318	$(3,141)	$3,177
BioSilicon	13,108	(11,689)	1,419

	$19,426	$(14,830)	$4,596

The Company amortizes its intangible assets with finite lives on a straight-line basis over their respective estimated useful lives. Amortization of intangible assets totaled $192,000 for the three months ended March 31, 2012 compared to $829,000 for the prior year quarter and $1.8 million for the nine months ended March 31, 2012 compared to $2.5 million for the prior year nine-month period. The carrying value of intangible assets at March 31, 2012 of $4.5 million is expected to be amortized on a straight-line basis over the remaining estimated useful life of 5.75 years, or approximately $775,000 per year.

4.	Marketable Securities

The amortized cost, unrealized (loss) gain and fair value of the Company’s available-for-sale marketable securities at March 31, 2012 and June 30, 2011 were as follows:

	March 31, 2012
	Amortized Cost	Unrealized (Loss) Gain	Fair Value
	(In thousands)

Corporate bonds	$5,694	$(3)	$5,691
U.S. Government obligations	750	—	750
Commercial paper	2,697	—	2,697
Certificates of deposit	950	(1)	949

Total marketable securities	$10,091	$(4)	$10,087

	June 30, 2011
	Amortized Cost	Unrealized (Loss) Gain	Fair Value
	(In thousands)

Corporate bonds	$7,326	$(14)	$7,312
U.S. Government obligations	1,204	1	1,205
Commercial Paper	2,699	—	2,699

Total marketable securities	$11,229	$(13)	$11,216

During the nine months ended March 31, 2012, $12.2 million of marketable securities were purchased and $13.2 million matured or were called by the issuers prior to scheduled maturity. At March 31, 2012, the marketable securities had maturities ranging between one and twelve months, with a weighted average maturity of 5.5 months.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. At March 31, 2012 and June 30, 2011, substantially all of the Company’s interest-bearing cash equivalent balances were concentrated in one institutional money market fund that has investments consisting primarily of certificates of deposit, commercial paper, time deposits, U.S. government agencies, treasury bills and treasury repurchase agreements. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

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

The following table summarizes the Company’s assets and liabilities carried at fair value measured on a recurring basis at March 31, 2012 and June 30, 2011 by valuation hierarchy:

	March 31, 2012
	Total Carrying Value at March 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)

Assets:
Cash equivalents	$6,091	$6,091	$—	$—
Marketable securities
Corporate bonds	5,691	3,925	1,766	—
U.S. Government obligations	750	—	750	—
Commercial paper	2,697	—	2,697	—
Certificates of deposit	949	—	949	—

	$16,178	$10,016	$6,162	$—

Liabilities:
Derivative liabilities	$—	$—	$—	$—

	June 30, 2011
	Total Carrying Value at June 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)

Assets:
Cash equivalents	$8,678	$8,678	$—	$—
Marketable securities
Corporate bonds	7,312	5,792	1,520	—
U.S. Government obligations	1,205	—	1,205	—
Commercial paper	2,699	—	2,699	—

	$19,894	$14,470	$5,424	$—

Liabilities:
Derivative liabilities	$170	$—	$—	$170

The Company’s derivative liabilities were classified as Level 3 and valued using the Black-Scholes model. At March 31, 2012 and June 30, 2011, the fair values were derived by applying the following assumptions:

	March 31, 2012	June 30, 2011

Expected term (in years)	0.30	1.05
Stock volatility	90%	95%
Risk-free interest rate	0.08%	0.19%
Expected dividends	0%	0%

The reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(In thousands)

Balance at beginning of period	$—	$514	$170	$1,310
Change in fair value of derivative -other income	—	334	170	1,130

Balance at end of period	$—	$180	$—	$180

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

The following table summarizes the Company’s assets carried at fair value measured on a nonrecurring basis at December 31, 2011 and the losses recorded for the six month period then ended:

	December 31, 2011
	Total Carrying Value at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Losses
	(In thousands)

Finite-lived intangible assets	$4,596	$—	$—	$4,596	$14,830

There was no fair value measurement on a non-recurring basis at March 31, 2012.

6.	Stockholders’ Equity

Warrants to Purchase Common Shares

The following table provides a reconciliation of all US$ warrants for the nine months ended March 31, 2012 and 2011:

	Nine Months Ended March 31,
	2012		2011
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Balance at beginning of period	7,614,748	$7.35	7,062,248	$7.53
Issued	—	—	552,500	5.00
Expired	(2,814,701)	8.76	—	—

Balance and exercisable at end of period	4,800,047	$6.53	7,614,748	$7.35

At March 31, 2012, the remaining term of these outstanding warrants ranged from 1.5 months to 3.8 years, representing a weighted average period of 7 months.

The following table provides a reconciliation of all A$ warrants for the nine months ended March 31, 2012 and 2011:

	Nine Months Ended March 31,
	2012		2011
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
		A$		A$

Balance at beginning of period	205,479	7.68	3,935,433	9.54
Expired	—	—	(3,218,745)	9.47

Balance and exercisable at end of period	205,479	7.68	716,688	9.89

At March 31, 2012, the remaining term of these outstanding warrants was 3.5 months. The weighted average exercise price of these warrants translated to US$ was $7.98 at March 31, 2012 and $10.20 at March 31, 2011. During the nine months ended March 31, 2012 and 2011, there were no warrants issued or exercised.

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

The following table provides a reconciliation of stock option activity under the 2008 Plan for the nine months ended March 31, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)

Outstanding at July 1, 2011	2,605,895	$2.63
Granted	768,350	4.93
Exercised	(53,950)	2.12
Forfeited	(266,940)	4.05

Outstanding at March 31, 2012	3,053,355	$3.10	7.69	$472

Outstanding at March 31, 2012 -vested or unvested and expected to vest	2,968,696	$3.08	7.67	$471

Exercisable at March 31, 2012	1,566,784	$2.44	7.08	$410

Option grants for the nine months ended March 31, 2012 consisted of 533,350 options with ratable annual vesting over 4 years, 100,000 options subject to performance and service conditions and 135,000 options to non-executive directors with 1-year cliff vesting. A total of 532,484 options vested during the nine months ended March 31, 2012. All option grants have a 10-year contractual life.

In determining the grant date fair value of stock options, the Company uses the Black-Scholes option pricing model. The Company calculated the Black-Scholes value of employee options awarded during the nine months ended March 31, 2012 based on the following key assumptions:

Expected term (in years)	3.50 - 6.25
Stock volatility	88% - 97%
Risk-free interest rate	0.53% - 2.02%
Expected dividends	0%

The following table summarizes information about stock options for the nine months ended March 31, 2012:

Weighted-average grant date fair value, per share	$2.41
Total cash received from exercise of stock options (in thousands)	114
Total intrinsic value of stock options exercised (in thousands)	119

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

The following table provides a reconciliation of stock option activity under the Plan for the nine months ended March 31, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		A$	(in years)	A$

Outstanding at July 1, 2011	135,000	6.75
Cancelled	(22,500)	13.00

Outstanding and exercisable at March 31, 2012	112,500	5.50	1.00	—

At March 31, 2012, translated into $, the weighted average exercise price of outstanding and exercisable options was $5.71.

Stock-Based Compensation Expense

The Company’s statements of operations included total compensation expense from stock-based payment awards for the three and nine months ended March 31, 2012 and 2011, as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(In thousands)

Compensation expense included in:
Research and development	$160	$94	$429	$303
General and administrative	219	480	592	1,170

	$379	$574	$1,021	$1,473

At March 31, 2012, there was approximately $1.5 million of unrecognized compensation expense related to unvested share-based payment awards under the Company’s option plans, which is expected to be recognized as expense over a weighted average period of 1.8 years.

7.	Income Taxes

The Company recognizes deferred tax assets and liabilities for estimated future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. Because of its historical losses from operations, the Company established a valuation allowance for the net deferred tax assets. The Company recorded an income tax benefit of $30,000 for the three months ended March 31, 2012 and $129,000 for the nine months ended March 31, 2012, primarily related to earned foreign research and development tax credits.

For the nine months ended March 31, 2012 and 2011, the Company had no significant unrecognized tax benefits in the accompanying unaudited condensed consolidated financial statements. At March 31, 2012 and June 30, 2011, the Company had no accrued penalties or interest related to uncertain tax positions.

8.	Loss Per Share

Basic net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share was computed by dividing the net loss by the sum of (i) the weighted average number of common shares outstanding and (ii) the weighted average number of common shares that would be issued on the conversion of all dilutive securities outstanding. Potentially dilutive shares were not included in the calculation of diluted net loss per share for each of the three and nine month periods ended March 31, 2012 and 2011 as their inclusion would be anti-dilutive.

Potentially dilutive shares at March 31, 2012 and 2011 were as follows:

	March 31,
	2012	2011

Options	3,165,855	2,803,358
Warrants	5,005,526	8,331,436

	8,171,381	11,134,794

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements: Alimera’s ability to obtain regulatory approval of and successfully commercialize (alone or with others) ILUVIEN® for diabetic macular edema (“DME”) in the European Union (the “EU”) and delays in any such approval; actions with respect to regulatory approval of ILUVIEN for DME in the U.S.; ability to obtain additional capital; ability to attain profitability; adverse side effects; exercise by Pfizer of the Latanoprost Product option; ability to complete clinical trials and obtain regulatory approval of product candidates; further impairment of intangible assets; fluctuations in operating results; decline in royalty revenues; ability to find partners to develop and market products; termination of license agreements; competition; market acceptance of products and product candidates; reduction in use of products as a result of future guidelines, recommendations or studies; ability to protect intellectual property and avoid infringement of others’ intellectual property; retention of key personnel; product liability; consolidation in the pharmaceutical and biotechnology industries; compliance with environmental laws; manufacturing risks; risks and costs of international business operations; credit and financial market conditions; legislative or regulatory changes; volatility of stock price; possible dilution; possible influence by Pfizer; ability to pay any registration penalties; absence of dividends; and other factors described in our filings with the Securities and Exchange Commission. You should read and interpret any forward-looking statements together with these risks. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

Our forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes makes it clear that any projected results expressed or implied in such statements will not be realized.

Our Business

We develop tiny, sustained release, drug delivery products designed to deliver drugs at a controlled and steady rate for months or years. We are currently focused on treatment of chronic diseases of the back of the eye utilizing our core technology systems, Durasert™ and BioSilicon™. ILUVIEN, our lead product candidate, received a positive outcome from the European Union (“EU”) Decentralized Procedure (“DCP”) in February 2012 with a determination that ILUVIEN is approvable for the treatment of vision impairment associated with chronic diabetic macular edema (“DME”) considered insufficiently responsive to available therapies. An investigator-sponsored Investigational New Drug (“IND”) is open for an injectable insert of the same design as ILUVIEN designed to treat posterior uveitis, and an investigator-sponsored trial is ongoing for an injectable bioerodible insert delivering latanoprost to treat glaucoma and ocular hypertension. Our two FDA-approved products provide long-term, sustained drug delivery to treat other chronic diseases of the retina.

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

In February 2012, the U.K. Medicines and Healthcare products Regulatory Agency (“MHRA”) issued a Final Assessment Report (“FAR”) under the DCP indicating that ILUVIEN is approvable in seven EU countries for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. Alimera reported that ILUVIEN for DME then entered the National Phase, in which each of Austria, France, Germany, Italy, Portugal, Spain and the U.K. would proceed with granting formal marketing approvals, which Alimera has reported would likely be issued in the second and third quarters of 2012, although one or more countries could take longer. To date, Austria and the U.K. are the first of these countries to grant marketing authorization to ILUVIEN. As part of the approval process in these seven EU countries, Alimera reported that it has committed to conduct a five-year, post-authorization, open label registry study of ILUVIEN in patients with chronic DME. Alimera has also reported that it plans to commercialize ILUVIEN for DME in the EU either directly or with a partner and expects ILUVIEN for DME to be available in the EU by the end of 2012.

In November 2011, Alimera received a CRL from the FDA in response to the NDA for ILUVIEN for DME which Alimera resubmitted in May 2011. The resubmission followed the receipt of a CRL with respect to Alimera’s original June 2010 NDA. The FDA stated in the 2011 CRL that it was unable to approve Alimera’s NDA because it did not provide sufficient data to support that ILUVIEN is safe and effective in the treatment of patients with DME. The FDA stated that the risks of adverse reactions shown for ILUVIEN in the FAME™ Study were significant and were not offset by the benefits demonstrated by ILUVIEN in these clinical trials. The FDA stated that Alimera will need to conduct two additional clinical trials to demonstrate that the product is safe and effective for the proposed indication. Alimera reported that it expects to meet with the FDA in the second quarter of 2012 to discuss the 2011 CRL and the regulatory status of ILUVIEN.

Under our collaboration agreement with Alimera, ILUVIEN is also being studied in three Phase II clinical trials for the treatment of both the dry and wet forms of Age-Related Macular Degeneration and Retinal Vein Occlusion.

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

Under our Restated Pfizer Agreement, we granted Pfizer an exclusive option under various circumstances to license the development and commercialization worldwide of an injectable, bioerodible sustained release insert delivering latanoprost for the treatment of human ophthalmic disease or conditions, other than uveitis (“Latanoprost Product”). An investigator-sponsored Phase I/II dose-escalation study has been initiated to assess the safety and efficacy of this insert, which utilizes a fourth generation of our Durasert technology, in patients with elevated intraocular pressure. We are currently developing a prototype of this insert that contains BioSilicon to assist in the delivery of latanoprost. If successful, we currently plan to advance the new prototype into a multi-center Phase II trial, although this plan could be affected by our capital resources at the time.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011:

	Three Months Ended March 31,		Change
	2012	2011	Amounts	%
	(In thousands except percentages)

Revenues	$538	$360	$178	49%

Operating expenses:
Research and development	1,508	1,737	(229)	(13)%
General and administrative	1,757	1,762	(5)	(0)%

Total operating expenses	3,265	3,499	(234)	(7)%

Loss from operations	(2,727)	(3,139)	412	13%

Other income (expense):
Change in fair value of derivatives	—	334	(334)	(100)%
Interest income	10	7	3	43%
Other income, net	1	—	1	na

Total other income	11	341	(330)	(97)%

Loss before income taxes	(2,716)	(2,798)	82	3%
Income tax benefit	30	113	(83)	(73)%

Net loss	$(2,686)	$(2,685)	$(1)	(0)%

Revenues

Revenues increased by $178,000, or 49%, to $538,000 for the three months ended March 31, 2012 from $360,000 for the three months ended March 31, 2011, reflecting a $102,000 increase in collaborative research and development revenue primarily as a result of revenue recognized in connection with the June 2011 Restated Pfizer Agreement and a $76,000 increase in royalty income as a result of increased Retisert royalties from Bausch & Lomb.

Research and Development

Research and development decreased by $229,000, or 13%, to $1.5 million for the three months ended March 31, 2012 from $1.7 million for the three months ended March 31, 2011, primarily attributable to lower amortization of intangible assets resulting from the impairment charge recorded in the three months ended December 31, 2011, partially offset by increased personnel expense.

General and Administrative

General and administrative totaled $1.8 million for each of the three months ended March 31, 2012 and 2011. Reduced stock-based compensation expense was substantially offset by higher professional fees.

Change in Fair Value of Derivatives

There was no change in the fair value of derivatives for the three months ended March 31, 2012 compared to income of $334,000 for the three months ended March 31, 2011, primarily due to the expiration during fiscal year 2011 of most of the Company’s outstanding A$-denominated warrants and the significant reduction in the Company’s share price compared to the prior year quarter.

Detachable warrants issued in share offerings denominated in A$ were recorded as derivative liabilities, subject to revaluation at each subsequent balance sheet date using the Black-Scholes valuation model, and changes in their fair values result in adjustments to our recorded derivative liabilities ($0 at March 31, 2012) and a corresponding income or expense in our statement of operations. Absent a significant increase in the Company’s share price, we expect minimal changes in the fair values of these warrants through the last-to-expire of these warrants in July 2012.

Income Tax Benefit

Income tax benefit of $30,000 for the three months ended March 31, 2012 decreased compared to $113,000 for the three months ended March 31, 2011. The decrease was primarily attributable to a $90,000 deferred income tax benefit recorded in the prior year period.

Nine Months Ended March 31, 2012 Compared to Nine Months Ended March 31, 2011:

	Nine Months Ended March 31,		Change
	2012	2011	Amounts	%
	(In thousands except percentages)

Revenues	$2,827	$1,250	$1,577	126%

Operating expenses:
Research and development	5,629	5,013	616	12%
General and administrative	5,269	5,932	(663)	(11)%
Impairment of intangible assets	14,830	—	14,830	na

Total operating expenses	25,728	10,945	14,783	135%

Loss from operations	(22,901)	(9,695)	(13,206)	(136)%

Other income (expense):
Change in fair value of derivatives	170	1,130	(960)	(85)%
Interest income	30	19	11	58%
Other expense, net	(1)	(11)	10	91%

Total other income	199	1,138	(939)	(83)%

Loss before income taxes	(22,702)	(8,557)	(14,145)	(165)%
Income tax benefit	129	69	60	87%

Net loss	$(22,573)	$(8,488)	$(14,085)	(166)%

Revenues

Revenues increased by $1.6 million, or 126%, to $2.8 million for the nine months ended March 31, 2012 from $1.3 million for the nine months ended March 31, 2011, primarily as a result of recognition of deferred collaborative research and development revenues of $1.1 million due to the termination of the Intrinsiq license and $559,000 in connection with the Restated Pfizer Agreement.

Research and Development

Research and development increased by $616,000, or 12%, to $5.6 million for the nine months ended March 31, 2012 from $5.0 million for the nine months ended March 31, 2011. This increase was primarily attributable to higher levels of personnel expense and professional fees and the absence in the current year of a $208,000 Federal grant award received in the prior year period, partially offset by lower amortization of intangible assets.

General and Administrative

General and administrative decreased by $663,000, or 11%, to $5.3 million for the nine months ended March 31, 2012 from $5.9 million for the nine months ended March 31, 2011. This decrease was primarily attributable to reduced stock-based compensation expense, including reversal of stock-based compensation related to performance-based option forfeitures, and lower professional fees.

Impairment of Intangible Assets

Receipt of the 2011 CRL from the FDA and the significant decrease in our market capitalization at December 31, 2011 constituted impairment indicators of our finite-lived intangible assets. The resulting recoverability assessment, using a combination of market-based and income-based valuation methodologies, derived an implied fair value of our intangible assets at December 31, 2011 of $4.6 million. Accordingly, we recorded a $14.8 million impairment charge with respect to our intangible assets.

Change in Fair Value of Derivatives

Income from the fair value of derivatives decreased by $960,000, or 85%, to $170,000 for the nine months ended March 31, 2012 from $1.1 million for the nine months ended March 31, 2011, primarily due to the expiration of A$-denominated warrants during fiscal year 2011 and the significant reduction in our share price during the nine-month period compared to that of the prior year.

Income Tax Benefit

Income tax benefit increased by $60,000, or 87%, to $129,000 for the nine months ended March 31, 2012 compared to $69,000 for the nine months ended March 31, 2011. The increase was primarily attributable to the absence in the current year period of U.S. federal alternative minimum tax expense in the prior year period.

Liquidity and Capital Resources

With the exception of fiscal 2010, we have incurred operating losses since our inception in 2000, including an $8.6 million loss in fiscal 2011, and our fiscal 2010 net income resulted from a one-time event. We expect to continue to generate negative cash flows from operations unless and until one or more of our product candidates achieves regulatory approval and sufficient revenues from commercialization. During the past three fiscal years, we financed our operations primarily from consideration received from our collaborative partners, including license fees, research and development funding and contingent note payments and from the proceeds of a January 2011 registered direct offering of our common stock and warrants. We currently have no committed funding from collaborative partners. Because the FDA did not approve ILUVIEN for DME in November 2011, we are not entitled to receive the $25.0 million milestone payment that would have been due on such an approval, and without FDA approval, Alimera will not be able to commercialize ILUVIEN for DME in the U.S. In late February 2012, the MHRA issued the FAR indicating that ILUVIEN is approvable in seven EU countries for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. However, we do not know when Alimera will receive formal marketing authorization or complete pricing and reimbursement discussions in each country, and whether and when we will earn revenues from the commercialization of ILUVIEN for DME in the EU. We will receive funding under the Restated Pfizer Agreement only if Pfizer exercises its option with respect to the Latanoprost Product, and it becomes exercisable only upon completion of Phase II clinical trials, which have yet not been instituted, or after June 2012 if we cease development of the Latanoprost Product prior to completion of those trials. There is no assurance that Pfizer will exercise its option. Our royalty income from Bausch & Lomb is not expected to increase to a level sufficient to sustain our operations and may decline. We believe that our existing cash, cash equivalents and marketable securities of $16.5 million at March 31, 2012 together with expected royalty income should enable us to maintain our current operations into fiscal year 2014. We expect to seek additional capital resources through possible new collaborative or licensing agreements and/or possible other agreements and transactions (which may include sales of assets or securities) and/or to reduce our capital requirements through possible adjustments to our operating plan (including possible delays in initiation of a Phase II clinical trial for the Latanoprost Product, reductions in clinical research or other actions). We do not intend to initiate pivotal multi-center clinical trials for our injectable insert designed to treat posterior uveitis without appropriate additional funding.

Whether and when we will need, or desire, to take any of the actions described above will be influenced by the following factors, among others:

•	Whether, when and the extent to which we receive, or expect to receive, revenues from any sublicensing of commercial rights to or commercialization of ILUVIEN for DME in the EU;

•	whether and when we are able to enter into strategic arrangements for our product candidates and the nature of those arrangements;

•

whether and the extent to which we internally fund product development and programs, including clinical trials for the Latanoprost Product and the posterior uveitis insert, and ongoing research and development of BioSilicon technology applications;

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

Our consolidated statements of historical cash flows are summarized as follows:

	Nine Months Ended March 31,
	2012	2011	Change
	(In thousands)

Net loss:	$(22,573)	$(8,488)	$(14,085)
Changes in operating assets and liabilities	(2,437)	1,216	(3,653)
Other adjustments to reconcile net loss to cash flows from operating activities	17,847	2,857	14,990

Net cash used in operating activities	$(7,163)	$(4,415)	$(2,748)

Net cash provided by (used in) investing activities	$515	$(7,892)	$8,407

Net cash provided by financing activities	$114	$10,081	$(9,967)

Net cash used in operating activities increased by $2.7 million to $7.2 million for the nine months ended March 31, 2012 compared to $4.4 million for the nine months ended March 31, 2011. The net increase of cash used in operating activities consisted of an aggregate $1.8 million decrease of collaborative research and development cash inflows principally from Pfizer and royalty cash inflows from Bausch & Lomb, and an approximate $900,000 increase in operating cash outflows, primarily related to higher personnel costs for research and development and the absence in the current year of a $208,000 Federal research grant received in the prior year period.

Net cash provided by investing activities consisted principally of $915,000 of maturities and sales, net of purchases, of marketable securities during the nine months ended March 31, 2012 compared to $7.8 million of net purchases of marketable securities during the nine months ended March 31, 2011. Purchases of property and equipment totaling $400,000 for the nine months ended March 31, 2012 were primarily attributable to the July 2011 asset purchase agreement with Intrinsiq and leasehold improvements to our Malvern, U.K. laboratory and office space.

We had no borrowings or line of credit facilities as of March 31, 2012.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2012 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to changes in the valuation of derivative liabilities, foreign currency exchange rates and interest rates.

Derivative Liabilities

At March 31, 2012, the balance of our derivative liabilities, which relates to warrants denominated in A$, was $0 and was determined using the Black-Scholes valuation model. The change in fair value of derivatives resulted in income of $170,000 for the nine months ended March 31, 2012 compared to $1.1 million for the corresponding nine month period in the prior year.

During fiscal year 2011, approximately 3.7 million A$ warrants expired. At March 31, 2012, there were 205,479 warrants outstanding with a remaining contractual life of 3.5 months and a US$-equivalent exercise price of $7.98 per share compared to the $1.86 NASDAQ closing price of our common stock at the end of the fiscal third quarter. Based on the significant spread between the US$-equivalent exercise price of the warrants and our share price and the short period to expiration, the sensitivity of our consolidated statement of operations for the three months ended March 31, 2012 to assumed increases or decreases of our share price at March 31, 2012 is de minimis.

Foreign Currency Exchange Rates

We conduct operations in two principal currencies, the U.S. dollar and the Pound Sterling (£). The U.S. dollar is the functional currency for our U.S. operations, and the Pound Sterling is the functional currency for our U.K. operations. Changes in the foreign exchange rate of the U.S. dollar and Pound Sterling impact the net operating expenses of our U.K. operations. The slight strengthening of the U.S. dollar during the three months ended March 31, 2012 compared to the prior year quarter resulted in a net decrease in research and development expenses of $13,000. All cash and cash equivalents, and most other asset and liability balances, are denominated in each entity’s functional currency and, accordingly, we do not consider our statement of operations exposure to realized and unrealized foreign currency gains and losses to be significant.

Changes in the foreign exchange rate of the U.S. dollar and Pound Sterling also impact total stockholders’ equity. At March 31, 2012, compared to December 31, 2011, the weakening of the U.S. dollar in relation to the Pound Sterling resulted in a net increase of $65,000 in stockholders’ equity due to the translation of £1.2 million of net assets of our U.K. operations, predominantly the BioSilicon technology intangible asset, into U.S. dollars. For every incremental 5% strengthening or weakening of the U.S. dollar at March 31, 2012 in relation to the Pound Sterling, our stockholders’ equity at March 31, 2012 would have decreased or increased, respectively, by $94,000.

Interest Rates

Cash and cash equivalent balances are subject to variable interest rates. We do not consider our exposure to interest rates to be significant.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

With the exception of fiscal 2010, we have incurred operating losses since our inception in 2000, including an $8.6 million loss in fiscal 2011, and our fiscal 2010 net income resulted from a one-time event. We do not currently have any assured sources of revenues. Because Alimera did not receive U.S. Food and Drug Administration approval of ILUVIEN for DME in November 2011, we are not entitled to receive the $25.0 million milestone payment that would have been due on such an approval and without such approval there will be no commercialization by Alimera in the U.S., from which we would have been entitled to receive our share of any net profits Although the MHRA issued its FAR in late February 2012 indicating that ILUVIEN is approvable in the U.K. and six other EU countries for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies, we do not know when Alimera will receive marketing authorization and complete pricing and reimbursement discussions in each country, and whether and when, and to what extent, we will earn revenues from the commercialization of ILUVIEN for DME in the EU. We will receive funding under the Restated Pfizer Agreement only if Pfizer exercises its option with respect to the Latanoprost Product, which becomes exercisable only upon completion of Phase II clinical trials, which have yet not been instituted, or after June 2012 if we cease development of the Latanoprost Product prior to completion of those trials. There is no assurance that Pfizer will exercise its option. Our royalty income from Bausch & Lomb is not sufficient to offset our operating expenses, is not expected to increase to a level sufficient to sustain our operations and may decline. Our ability to achieve profitability is expected to depend upon our or our licensees’ ability to achieve regulatory approval and sufficient revenues from commercialization of one or more of our product candidates.

We expect to need additional capital resources to fund our operations, and our ability to obtain them is uncertain.

We expect to continue to generate negative cash flows from operations unless and until one or more of our product candidates achieves regulatory approval and sufficient revenues from commercialization. During the past three fiscal years, we have financed our operations primarily from consideration received from our collaborative partners, including license fees, research and development funding and contingent note payments, and from the proceeds of a January 2011 registered direct offering of our common stock and warrants. We currently have no committed funding from collaborative partners. We believe that our cash, cash equivalents and marketable securities of $16.5 million at March 31, 2012 together with expected royalty income from Bausch & Lomb should enable us to maintain our current operations into fiscal year 2014. Our capital resources could be enhanced if Alimera receives approval for and successfully markets or sublicenses the commercialization of ILUVIEN for DME in the EU, although even so, the amount and time frame for our receipt of any revenues from such activities would be uncertain. We expect to seek additional capital resources through possible new collaborative or licensing agreements and/or possible other agreements and transactions (which may include sales of assets or securities) and/or to reduce our capital requirements through possible adjustments to our operating plan (including possible delays in initiation of a Phase II clinical trial for the Latanoprost Product, reductions in clinical research or other actions). We do not intend to initiate pivotal multi-center clinical trials for our injectable insert designed to treat posterior uveitis without appropriate additional funding. Whether and when we will need, or desire, to take any of the actions described above will be influenced by the following factors, among others:

•	whether, when and to what extent we receive, or expect to receive, revenues from any sublicensing of commercial rights to or commercialization of ILUVIEN for DME in the EU;

•	whether and when we are able to enter into strategic arrangements for our product candidates and the nature of those arrangements;

•

whether and the extent to which we internally fund product development and programs, including clinical trials for the Latanoprost Product and the posterior uveitis insert and ongoing research and development of BioSilicon technology applications;

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

We recorded significant amounts of intangible assets in connection with earlier acquisitions. We took impairment charges of $3.1 million with respect to the value of our Durasert intangible asset and $11.7 million with respect to the value of our BioSilicon intangible asset as of December 31, 2011. Previously, we had taken a $60.1 million impairment charge on the carrying value of our goodwill as of June 30, 2008 (which reduced the balance to zero) and a $45.3 million impairment charge on the recorded value of our Durasert intangible asset as of June 30, 2007. We have $4.5 million of intangible assets on our balance sheet as of March 31, 2012, of which $3.1 million relates to our Durasert technology and $1.4 million relates to our BioSilicon technology. We will continue to conduct impairment analyses of our intangible assets as required, and we would be required to take additional impairment charges in the future if any recoverability assessments of those assets reflect implied fair market values which are less than our recorded values, and such charges could be significant. The carrying values of our Durasert and BioSilicon technology systems could be impaired as a result of various factors, including, without limitation, adverse events with respect to the status of clinical development, regulatory approval and success of commercialization of products using those technologies, such as adverse events with respect to commercialization of ILUVIEN for DME in the EU and timely advancement of the Latanoprost Product utilizing the BioSilicon and Durasert technologies into more advanced clinical trials, and significant changes in our market capitalization. Further impairment charges on our intangible assets could have a material adverse effect on our results of operations, which could, in turn, adversely affect the price of our securities.

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

Alimera received a CRL from the FDA with respect to its NDA for ILUVIEN for DME in December 2010 which included 24 month data from the FAME Study and received the 2011 CRL in response to the resubmitted NDA which included 36 month data. In the 2011 CRL, the FDA stated that it was unable to approve the NDA because it did not provide sufficient data to support that ILUVIEN is safe and effective in the treatment of patients with DME, that the risks of adverse reactions shown for ILUVIEN in the FAME Study were significant and were not offset by the benefits demonstrated by ILUVIEN in these clinical trials and that Alimera will need to conduct two additional clinical trials to demonstrate that the product is safe and effective for the proposed indication. While Alimera reported that it expects to meet with the FDA in the second quarter of 2012 to discuss the 2011 CRL and the regulatory status of ILUVIEN, there can be no assurance that Alimera’s meeting with the FDA will provide any new or different information than the 2011 CRL. Additional clinical trials are very expensive, Alimera may not commence or complete any additional clinical trials or, even if it does so, there is no assurance that they would produce different results sufficient to demonstrate to the FDA that ILUVIEN for DME is safe and effective. Accordingly, ILUVIEN for DME may never be approved and marketed in the U.S. and we would not receive any payments to which we would be entitled on approval and commercialization, which is materially adverse to our business. Further, we do not know whether Alimera will continue to seek to develop, or receive approval from the FDA or other regulatory agencies for, ILUVIEN for the treatment of other eye conditions currently being studied under Alimera’s agreement with us.

We do not know if and when we will receive revenues from any commercialization of ILUVIEN for DME in the EU.

Although the FAR indicated that ILUVIEN is approvable in seven countries for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies, there is no assurance if and when, and to what extent, we will receive revenues from the commercialization of ILUVIEN for DME in the EU. To date, Alimera has received marketing authorization from Austria and the U.K., but still must obtain a separate national license in each of the other five countries, and there is no assurance that Alimera will receive those licenses, what the terms of the licenses will be and whether their issuances will be delayed beyond Alimera’s expectations, which could delay Alimera’s commercialization of ILUVIEN for DME in the EU. Alimera has reported that it has not currently priced ILUVIEN for DME in any EU country, and there is no assurance what level of governmental pricing and reimbursement will be permitted, particularly in light of the ongoing budget crises faced by a number of countries in the EU. Prices of drugs in the EU are regulated and are generally lower than those in the United States, which could affect the amount of any revenues from the commercialization of ILUVIEN for DME in the EU. To commercialize ILUVIEN for DME in the EU, Alimera has also reported that it must either build a commercial operation or partner with an established commercial operation there to successfully commercialize ILUVIEN in the EU. There is no assurance that Alimera will be able to finance, build and manage a successful commercial operation in the EU or consummate a partnership with an established operation on favorable terms or at all. Further, because we are entitled to a net profit participation on sales of ILUVIEN if Alimera markets ILUVIEN directly and a percentage of royalties and non-royalty consideration if Alimera sublicenses the marketing of ILUVIEN, the amount and timing of any revenues we receive will be affected by the manner in which Alimera determines to market ILUVIEN. Although Alimera has reported that it may seek marketing approval for ILUVIEN for DME in additional EU countries under the Mutual Recognition Procedure, there is no assurance that Alimera will apply for any additional licenses. We cannot project what the demand will be for ILUVIEN for DME if marketed in the EU.

ILUVIEN and our insert for posterior uveitis deliver FAc, a corticosteroid that has demonstrated undesirable side effects in the eye, which at least in part resulted in the 2011 CRL for ILUVIEN for DME and may affect the approvability and success of ILUVIEN for other eye diseases and of our posterior uveitis insert of the same design.

Both ILUVIEN and our insert for posterior uveitis of the same design deliver the corticosteroid FAc, which is associated with undesirable side effects in the eye such as cataract formation and elevated intraocular pressure which may increase the risk of glaucoma. In the 2011 CRL, the FDA stated that the risks of adverse reactions shown for ILUVIEN for DME in the FAME Study were significant and were not offset by the benefits demonstrated by ILUVIEN for DME in these clinical trials. To date, Austria and the U.K. have granted marketing authorization to ILUVIEN for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies, but there is no assurance that ILUVIEN for DME will receive formal marketing approval from each of the other five EU regulators. These side effects may affect the approvability of ILUVIEN for the other eye conditions for which it is being studied, and even if approved, these side effects may adversely affect the successful marketing of ILUVIEN for DME in the EU. We do not know whether our insert of the same design as ILUVIEN for the treatment of posterior uveitis, which also delivers FAc, will be able to demonstrate that it is safe and efficacious for the treatment of posterior uveitis in light of its side effects from FAc.

There is no assurance that Pfizer will exercise its option with respect to the Latanoprost Product or that we will receive any further revenues under the Restated Pfizer Agreement.

In June 2011, we amended our Collaborative Research and License Agreement with Pfizer to focus solely on the development of the Lantanoprost Product. Development of this product through Phase II clinical trials is at our own expense. Pfizer has an option for an exclusive, worldwide license to develop and commercialize the Latanoprost Product upon our completion of Phase II clinical trials or after June 2012 if we cease development of the Lantanoprost Product prior to completion of those trials. There is no assurance that we will complete the Phase II clinical trials for the Latanoprost Product, that if completed, the trials will be successful, that Pfizer will, in any event, exercise its option or that if exercised, that Pfizer will commence Phase III clinical trials or the Lantanoprost Product will achieve successful Phase III trial results, regulatory approvals or commercial success. As a result, there is no assurance that we will receive any further licensing, milestone or royalty payments under the Restated Pfizer Agreement.

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

Other than ILUVIEN for DME, none of our product candidates have completed or are in pivotal clinical trials. An investigator-sponsored Phase I/II study of the Lantanoprost Product is ongoing but we have not commenced Phase II clinical trials, an investigator-sponsored Phase I/II study of the posterior uveitis insert is open but we have not commenced pivotal trials and cannot do so without appropriate additional funding, and we have no ongoing pre-clinical or clinical studies with respect to BioSilicon product candidates. Product development at all stages involves a high degree of risk, and only a small proportion of research and development programs result in product candidates that advance to pivotal clinical trials or to approved products. There is no assurance that we or our licensees will commence or continue clinical trials for any of our product candidates. If clinical trials conducted by or for us or our licensees for any of our product candidates do not provide the necessary evidence of safety and efficacy, those product candidates cannot not be manufactured and sold, and will not generate revenues. Initial or subsequent clinical trials may not be initiated by or for us or our licensees for product candidates or may be delayed or fail due to many factors, including the following:

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

Any of Pfizer, Alimera or Bausch & Lomb may decide not to continue to develop, exercise options or commercialize any or all of the licensed products under their respective agreements, change strategic focus, pursue alternative technologies or develop competing products. While Pfizer and Bausch & Lomb have significant experience in the ophthalmic field and have substantial resources, there is no assurance whether, and to what extent, that experience and those resources will be devoted to our technologies. Alimera has limited experience and limited financial resources, and ILUVIEN for DME would be Alimera’s first product. Because we do not currently have sufficient funding or internal capabilities to develop and commercialize our products and product candidates, decisions, actions, breach or termination of these agreements by Pfizer, Bausch & Lomb or Alimera could delay or stop the development or commercialization of any of the products or product candidates licensed to such entities.

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

We believe that pharmaceutical, drug delivery and biotechnology companies, research organizations, governmental entities, universities, hospitals, other nonprofit organizations and individual scientists are seeking to develop drugs, therapies, products, approaches or methods to treat our targeted diseases or their underlying causes. For many of our targeted diseases, competitors have alternate therapies that are already commercialized or are in various stages of development ranging from discovery to advanced clinical trials. For example, Lucentis® has been approved to treat patients with DME in the EU and Bayer and Regeneron have instituted Phase 3 studies of EYLEA®, already approved in the U.S. and E.U. to treat wet age-related macular degeneration, to treat DME. Any of these drugs, therapies, products, approaches or methods may receive government approval or gain market acceptance more rapidly than our products and product candidates, may offer therapeutic or cost advantages, or may cure our targeted diseases or their underlying causes completely, which could result in our product candidates not being approved, reduce demand for our products and product candidates or render them noncompetitive or obsolete. For example, sales of Vitrasert for the treatment of CMV retinitis, a disease that affects people with late-stage AIDS, declined significantly because of treatments that delay the onset of late-stage AIDS.

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

Our success is dependent on whether we can obtain patents, defend our existing patents and operate without infringing on the proprietary rights of third parties. As of March 31, 2012, we had 204 patents and 198 pending patent applications, including patents and pending applications covering our Durasert, BioSilicon and CODRUG technologies. Intellectual property protection of our technologies is uncertain. We expect to seek to patent and protect our proprietary technologies. However, there is no assurance that any additional patents will be issued to us as a result of our pending or future patent applications or that any of our patents will withstand challenges by others. In addition, we may not have sufficient funds to patent and protect our proprietary technologies to the extent that we would desire, or at all. If we were determined to be infringing any third party patent, we could be required to pay damages, alter our products or processes, obtain licenses, pay royalties or cease certain operations. We may not be able to obtain any required licenses on commercially favorable terms, if at all. In addition, many foreign country laws may treat the protection of proprietary rights differently from, and may not protect our proprietary rights to the same extent as, laws in the United States and Patent Co-operation Treaty countries.

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

The price of our common stock (including common stock represented by CHESS Depositary Interests (CDIs)) may be affected by developments directly affecting our business as well as by developments out of our control or not specific to us. The price of our common stock dropped significantly when the FDA issued its 2011 CRL with respect to ILUVIEN for DME. The biotechnology sector, in particular, and the stock market generally, are vulnerable to abrupt changes in investor sentiment. Prices of securities and trading volume of companies in the biotechnology industry, including ours, can swing dramatically in ways unrelated to, or that bear a disproportionate relationship to, our performance. The price of our common stock (and CDIs) and their trading volumes may fluctuate based on a number of factors including, but not limited to:

•	clinical trials and their results and other product and technological developments and innovations;

•	FDA and other domestic and international governmental regulatory actions, receipt and timing of approvals of our product candidates, and any denials and withdrawal of approvals;

•	competitive factors, including the commercialization of new products in our markets by our competitors;

•	advancements with respect to treatment of the diseases targeted by our product candidates;

•	developments relating to and actions by collaborative partners, including execution, amendment and termination of agreements, achievement of milestones and receipt of payments;

•	the success of our collaborative partners in marketing any approved products and the amount and timing of payments to us;

•	availability and cost of capital and our financial and operating results;

•	changes in reimbursement policies or other practices relating to our product candidates or the pharmaceutical industry generally;

•	meeting, exceeding or failing to meet analysts’ or investors’ expectations, and changes in evaluations and recommendations by securities analysts;

•	economic, industry and market conditions, changes or trends; and

•	other factors unrelated to us or the biotechnology industry.

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

As of March 31, 2012, we had outstanding approximately 5.0 million investor warrants and 3.2 million employee and director options to acquire shares of our common stock, or approximately 28.2% of our shares on a fully diluted basis. Although the exercise prices of all of the warrants and the substantial majority of the stock options were significantly above the market price at that date, the issuance of shares of our common stock upon exercise of our outstanding warrants and stock options could result in dilution to the interests of other holders of our common stock and could adversely affect our stock price. The overhang of outstanding warrants and options may adversely affect our stock price. The warrant exercise prices may be adjusted under certain circumstances.

Pfizer owns a significant percentage of our common stock and is a collaborative partner and therefore may be able to influence our business in ways that are not beneficial to you.

Pfizer owned approximately 9.0% of our outstanding shares as of March 31, 2012 and is a collaborative partner. As a result, Pfizer may be able to exert significant influence over our board of directors and how we operate our business. The concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from pSivida Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

pSivida Corp.

Date: May 10, 2012	By:	/s/ Paul Ashton
	Name:	Paul Ashton
	Title:	President and Chief Executive Officer