Form 10-Q
period 2012-12-31
pSivida Corp.
filed 2013-02-08
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

There were 23,297,011 shares of the registrant’s common stock, $0.001 par value, outstanding as of February 6, 2013.

PSIVIDA CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	December 31, 2012	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$9,409	$4,625
Marketable securities	6,311	9,946
Accounts and other receivables	948	967
Prepaid expenses and other current assets	142	421

Total current assets	16,810	15,959
Property and equipment, net	277	335
Intangible assets, net	3,883	4,226
Other assets	72	77

Total assets	$21,042	$20,597

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$215	$394
Accrued expenses	1,084	608
Deferred revenue	784	2,176

Total current liabilities	2,083	3,178
Deferred revenue	5,149	3,783

Total liabilities	7,232	6,961

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 60,000,000 shares authorized, 23,297,011 and 20,802,592 shares issued and outstanding at December 31, 2012 and June 30, 2012, respectively	23	21
Additional paid-in capital	269,703	264,431
Accumulated deficit	(256,917)	(251,758)
Accumulated other comprehensive income	1,001	942

Total stockholders’ equity	13,810	13,636

Total liabilities and stockholders’ equity	$21,042	$20,597

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Revenues:
Collaborative research and development	$195	$204	$364	$1,665
Royalty income	390	426	774	624

Total revenues	585	630	1,138	2,289

Operating expenses:
Research and development	1,575	1,992	3,098	4,121
General and administrative	1,658	1,451	3,278	3,512
Impairment of intangible assets	—	14,830	—	14,830

Total operating expenses	3,233	18,273	6,376	22,463

Loss from operations	(2,648)	(17,643)	(5,238)	(20,174)

Other income (expense):
Change in fair value of derivatives	—	128	—	170
Interest income	4	11	11	20
Other expense, net	(1)	—	(2)	(2)

Total other income	3	139	9	188

Loss before income taxes	(2,645)	(17,504)	(5,229)	(19,986)
Income tax benefit	37	44	70	99

Net loss	$(2,608)	$(17,460)	$(5,159)	$(19,887)

Net loss per common share - basic and diluted	$(0.11)	$(0.84)	$(0.23)	$(0.96)

Weighted average common shares - basic and diluted	23,297	20,803	22,795	20,780

Net loss	$(2,608)	$(17,460)	$(5,159)	$(19,887)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(3)	(151)	56	(514)
Net unrealized (loss) gain on marketable securities	(5)	7	3	5

Other comprehensive (loss) income	(8)	(144)	59	(509)

Comprehensive loss	$(2,616)	$(17,604)	$(5,100)	$(20,396)

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of	Par Value	Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance at July 1, 2012	20,802,592	$21	$264,431	$(251,758)	$942	$13,636

Net loss	—	—	—	(5,159)	—	(5,159)
Other comprehensive income	—	—	—	—	59	59
Issuance of stock, net of issue costs	2,494,419	2	4,666	—	—	4,668
Stock-based compensation	—	—	606	—	—	606

Balance at December 31, 2012	23,297,011	$23	$269,703	$(256,917)	$1,001	$13,810

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(5,159)	$(19,887)

Adjustments to reconcile net loss to cash flows from operating activities:
Impairment of intangible assets	—	14,830
Amortization of intangible assets	386	1,652
Depreciation of property and equipment	111	68
Change in fair value of derivatives	—	(170)
Stock-based compensation expense	606	642
Amortization of bond premium on marketable securities	85	161
Deferred tax benefit	—	(13)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	310	38
Accounts payable and accrued expenses	284	(730)
Deferred revenue	(26)	(1,611)

Net cash used in operating activities	(3,403)	(5,020)

Cash flows from investing activities:
Purchases of marketable securities	(4,585)	(6,915)
Maturities of marketable securities	8,138	6,599
Proceeds from sales of marketable securities	—	1,103
Purchases of property and equipment	(36)	(380)

Net cash provided by investing activities	3,517	407

Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	4,669	—
Exercise of stock options	—	114

Net cash provided by financing activities	4,669	114

Effect of foreign exchange rate changes on cash and cash equivalents	1	(5)

Net increase (decrease) in cash and cash equivalents	4,784	(4,504)
Cash and cash equivalents at beginning of period	4,625	12,912

Cash and cash equivalents at end of period	$9,409	$8,408

Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment	$14	$—

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Operations and Basis of Presentation

The accompanying condensed consolidated financial statements of pSivida Corp. and subsidiaries (the “Company”) as of December 31, 2012 and for the three and six months ended December 31, 2012 and 2011 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2012. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended June 30, 2012, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods indicated. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year or any future period.

The Company develops tiny, sustained release, drug delivery products designed to deliver drug at a controlled and steady rate for months or years. The Company is focused on the treatment of chronic diseases of the back of the eye utilizing its core technology systems, Durasert™ and BioSilicon™. The Company currently has three approved products and two principal product candidates under development, which represent successive generations of the Durasert technology platform.

The Company’s most recently approved product is an injectable, sustained-release micro-insert for the treatment of vision impairment associated with chronic diabetic macular edema considered insufficiently responsive to available therapies (“DME”). This product, to be marketed under the name ILUVIEN®, is being developed by the Company’s licensee, Alimera Sciences, Inc. (“Alimera”). ILUVIEN for DME has received marketing authorization in each of the United Kingdom (“U.K.”), Austria, France, Germany, Portugal and Spain, and has been recommended for marketing authorization in Italy. Alimera has announced its plans to launch the direct commercialization of ILUVIEN for DME in Germany, the U.K. and France in 2013 and its pursuit of pricing and reimbursement in those countries.

Alimera reported its intention to respond in the first quarter of 2013 to the second Complete Response Letter (“2011 CRL”) received from the U.S. Food and Drug Administration (“FDA”) in November 2011 with respect to the New Drug Application (“NDA”) for ILUVIEN for DME. Based on a June 2012 meeting with the FDA, Alimera reported that it plans to respond to the issues raised by the FDA in the 2011 CRL, including additional analysis of the benefits and risks of ILUVIEN, based on clinical data from its two previously completed pivotal Phase III clinical trials (the “FAME™ Study”), and to focus on the population of patients with chronic DME considered insufficiently responsive to available therapies, the same indication for which regulatory approval was granted in various EU countries.

The Company plans to develop the same micro-insert used in ILUVIEN for the treatment of chronic, non-infectious uveitis affecting the posterior segment of the eye (“posterior uveitis”). The FDA has cleared the Company’s Investigational New Drug (“IND”) application, permitting it to move directly to two Phase III clinical trials for this indication without the necessity of conducting Phase I or Phase II trials. The FDA has agreed that the primary end point in these trials, which are expected to involve a total of 300 patients, will be recurrence of uveitis within 12 months and that the Company can reference much of the data, including the clinical safety data, from the clinical trials for ILUVIEN for DME. Treatment of posterior uveitis with this micro-insert is being studied in an investigator-sponsored Phase II study. Target enrollment for the study was expanded following completion of initial enrollment. The Company did not license Alimera the rights to use this micro-insert for the treatment of uveitis.

The Company is also developing a bioerodible, injectable micro-insert delivering latanoprost (the “Latanoprost Product”) to treat glaucoma and ocular hypertension. An investigator-sponsored Phase I/II dose-escalation study is ongoing to assess the safety and efficacy of this micro-insert in patients with elevated intraocular pressure. Pfizer Inc. (“Pfizer”) has an option, under certain circumstances, to license the development and commercialization of the Latanoprost Product worldwide.

The Company’s two FDA-approved products, Retisert® for the treatment of posterior uveitis and Vitrasert® for the treatment of AIDS-related cytomegalovirus retinitis, are surgically implanted. They are both licensed to Bausch & Lomb Incorporated (“Bausch & Lomb”).

BioSilicon is the second key technology platform the Company is targeting for sustained drug delivery. The Company’s primary research focus is on Tethadur™, which seeks to use BioSilicon to deliver peptides, proteins and other large biologic molecules on a sustained basis. The BioSilicon technology can also be designed for smaller molecules. The Company’s research program with respect to Tethadur includes a feasibility study of ophthalmic applications under a technology evaluation agreement with a global biopharmaceutical company and pre-clinical testing by the Company of a sustained release peptide for systemic application.

The Company is subject to risks, including, but not limited to, Alimera’s ability to finance, achieve additional marketing approvals for, successfully complete pricing reimbursement discussions for, commercialize and achieve market acceptance of, and generate revenues to pSivida from, ILUVIEN for DME in the EU; Alimera’s resubmission of its NDA for ILUVIEN for DME and its ability to obtain regulatory approval for, and if approved, to finance, successfully commercialize and achieve market acceptance of, and generate revenues to pSivida from, ILUVIEN for DME in the U.S.; the Company’s ability, and that of its collaboration partners, to obtain adequate financing to fund its and their respective operations through collaborations, sales of securities or otherwise, to successfully advance research, pre-clinical and clinical development of, and obtain regulatory approvals for, product candidates utilizing the Company’s technologies and to successfully commercialize them, to protect proprietary technologies, to comply with FDA and other governmental regulations and approval requirements and to execute on business strategies; competitive products and new disease treatments; and dependence on key personnel.

The Company has a history of operating losses and has financed its operations in recent years primarily from license fees, research and development funding, royalties and contingent cash payments from its collaboration partners, and from sales of equity securities. The Company believes that its cash, cash equivalents and marketable securities of $15.7 million at December 31, 2012 should enable the Company to maintain its current and planned operations into the first quarter of calendar year 2014, including plans for Phase III clinical trials of the posterior uveitis micro-insert expected to commence during the year ending June 30, 2013 (“fiscal 2013”). The Company’s funding of its operations beyond then is expected to depend on the amount and timing of cash receipts pursuant to its existing collaboration agreements with Alimera, Bausch & Lomb and Pfizer, as well as any funding from any possible future collaborations and/or financing transactions.

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

Revenue related to the Alimera Agreement totaled $19,000 and $23,000 for the three months ended December 31, 2012 and 2011, respectively, as well as $38,000 and $54,000 for the six months ended December 31, 2012 and 2011, respectively.

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

The Company’s deliverables under the Restated Pfizer Agreement include conducting the research and development program for the Latanoprost Product through completion of Phase II clinical trials (the “R&D program”) and participation on a Joint Steering Committee (“JSC”). Having determined that the JSC does not have stand-alone value from the R&D program, the Company combined these deliverables into a single unit of accounting. The performance period is the expected period over which the services of the combined unit are performed.

The total arrangement consideration of the Restated Pfizer Agreement totaled $10.05 million, which consisted of $7.75 million of deferred revenue on the Company’s balance sheet at the effective date plus the $2.3 million upfront payment. The difference between the total arrangement consideration and the estimated selling price of the combined deliverables, or $3.3 million, was recognized as collaborative research and development revenue in the quarter ended June 30, 2011, the period of the modification. To determine the estimated selling price, the Company applied an estimated margin to its cost projections for the combined deliverable. The estimated selling price of $6.7 million is being recognized as collaborative research and development revenue over the expected performance period using the proportional performance method. During the quarter ended December 31, 2012, the Company increased its estimate of the performance period from 4 years to 5.5 years to provide for additional research under the agreement prior to commencement of Phase II clinical trials. As a result, the Company reclassified $1.5 million of deferred revenue from current to non-current liabilities at December 31, 2012. The Company recorded revenue of $101,000 and $251,000 for the three and six months ended December 31, 2012, respectively, as well as $182,000 and $470,000 for the three and six months ended December 31, 2011, respectively. At December 31, 2012 and June 30, 2012, the Company recorded deferred revenue of $5.7 million and $6.0 million, respectively, classified between current and non-current deferred revenue. Costs associated with conducting the R&D program are reflected in operating expenses in the period in which they are incurred.

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

Royalty income totaled $390,000 and $426,000 for the three months ended December 31, 2012 and 2011, respectively, as well as $774,000 and $624,000 for the six months ended December 31, 2012 and 2011, respectively. Accounts receivable from Bausch & Lomb totaled $390,000 and $442,000 at December 31, 2012 and June 30, 2012, respectively.

Intrinsiq

In July 2011, the Company consummated an asset purchase agreement, in which it acquired porous BioSilicon-related capital equipment assets of Intrinsiq Materials Cayman Limited (“Intrinsiq”) for $223,000, and employed four former Intrinsiq employees. The fair value of the tangible assets acquired approximated the total acquisition consideration. Coincident with the transaction, Intrinsiq terminated the agreements underlying its 2008 field-of-use license to develop and commercialize nutraceutical and food science applications of BioSilicon. The license termination resulted in the recognition of collaborative research and development revenue of $1.1 million in the three months ended September 30, 2011, representing the total Intrinsiq deferred revenue balance at June 30, 2011.

3.	Intangible Assets

The reconciliation of intangible assets for the six months ended December 31, 2012 and for the year ended June 30, 2012 was as follows:

	Six Months Ended December 31, 2012	Year Ended June 30, 2012
	(In thousands)

Patented technologies
Gross carrying amount at beginning of period	$39,556	$55,422
Asset impairment write-down	—	(14,830)
Foreign currency translation adjustments	812	(1,036)

Gross carrying amount at end of period	40,368	39,556

Accumulated amortization at beginning of period	(35,330)	(33,858)
Amortization expense	(386)	(2,037)
Foreign currency translation adjustments	(769)	565

Accumulated amortization at end of period	(36,485)	(35,330)

Net book value at end of period	$3,883	$4,226

The Company amortizes its intangible assets with finite lives on a straight-line basis over their respective estimated useful lives. Amortization of intangible assets totaled $194,000 and $819,000 for the three months ended December 31, 2012 and 2011, respectively, as well as $386,000 and $1.7 million for the six months ended December 31, 2012 and 2011, respectively. The carrying value of intangible assets at December 31, 2012 of $3.9 million will be amortized on a straight-line basis over the remaining estimated useful life of 5.0 years, or approximately $780,000 per year. Of the total net book value at December 31, 2012, approximately $2.7 million was attributable to the Durasert technology and $1.2 million was attributable to the BioSilicon technology.

In November 2011, the FDA issued the 2011 CRL and did not grant marketing approval for ILUVIEN for DME, and, as a result, the Company did not receive a $25.0 million milestone payment from Alimera and Alimera was unable to commence marketing ILUVIEN for DME in the U.S. Following the public announcement of the 2011 CRL, there was a significant decline in the Company’s market capitalization from $82.0 million immediately prior to the announcement to $23.1 million at December 31, 2011. The combination of the 2011 CRL and the decline in the Company’s market capitalization were determined to be impairment indicators of the Company’s finite-lived intangible assets, which resulted in a $14.8 million impairment write-down for the quarter ended December 31, 2011.

4.	Marketable Securities

The amortized cost, unrealized (loss) gain and fair value of the Company’s available-for-sale marketable securities at December 31, 2012 and June 30, 2012 were as follows:

	December 31, 2012
	Amortized Cost	Unrealized (Loss) Gain	Fair Value
	(In thousands)

Corporate bonds	$5,067	$(6)	$5,061
Commercial paper	1,249	1	1,250

Total marketable securities	$6,316	$(5)	$6,311

	June 30, 2012
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)

Corporate bonds	$5,958	$(8)	$5,950
Commercial paper	3,046	—	3,046
Certificates of deposit	950	—	950

Total marketable securities	$9,954	$(8)	$9,946

During the six months ended December 31, 2012, approximately $4.6 million of marketable securities were purchased and $8.1 million matured. At December 31, 2012, the marketable securities had maturities ranging between 3 days and 9.5 months, with a weighted average maturity of 3.0 months.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. At December 31, 2012 and June 30, 2012, substantially all of the Company’s interest-bearing cash equivalent balances were concentrated in one institutional money market fund that has investments consisting primarily of certificates of deposit, commercial paper, time deposits, U.S. government agencies, treasury bills and treasury repurchase agreements. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

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

The following table summarizes the Company’s assets carried at fair value measured on a recurring basis at December 31, 2012 and June 30, 2012 by valuation hierarchy:

	December 31, 2012
	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)

Assets:
Cash equivalents	$8,845	$8,393	$452	$—
Marketable securities
Corporate bonds	5,061	3,395	1,666	—
Commercial paper	1,250	—	1,250	—

	$15,156	$11,788	$3,368	$—

	June 30, 2012
	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)

Assets:
Cash equivalents	$4,292	$4,042	$250	$—
Marketable securities
Corporate bonds	5,950	3,684	2,266	—
Commercial paper	3,046	—	3,046	—
Certificates of deposit	950	—	950	—

	$14,238	$7,726	$6,512	$—

The Company’s derivative liabilities, which arose from investor warrants denominated in Australian dollars, were historically classified as Level 3 and were valued using the Black-Scholes model. The last of these warrants expired in July 2012 and the derivative liability balance was zero at December 31, 2012 and June 30, 2012.

The reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and six month periods ended December 2012 and 2011 was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(In thousands)

Balance at beginning of period	$—	$128	$—	$170
Change in fair value of derivative - other income	—	128	—	170

Balance at end of period	$—	$—	$—	$—

6.	Stockholders’ Equity

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

Warrants to Purchase Common Shares

The following table provides a reconciliation of all US$ warrants for the six months ended December 31, 2012 and 2011:

	Six Months Ended December 31,
	2012		2011
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Balance at beginning of period	2,064,710	$6.17	7,614,748	$7.35
Issued	623,605	2.50	—	—
Expired	(1,512,210)	6.60	(2,814,701)	8.76

Balance at end of period	1,176,105	$3.67	4,800,047	$6.53

Exercisable at end of period	552,500	$5.00	4,800,047	$6.53

At December 31, 2012, the remaining term of outstanding US$ warrants ranged from 3.1 to 4.6 years, representing a weighted average period of 3.9 years.

At December 31, 2011, the Company had 205,479 warrants outstanding denominated in A$ with an exercise price of A$7.68 ($7.81). These warrants expired unexercised in July 2012. During the six months ended December 31, 2012 and 2011, there were no A$-denominated warrants issued or exercised.

2008 Incentive Plan

The Company’s 2008 Incentive Plan (the “2008 Plan”) provides for the issuance of a maximum of 4,841,255 shares of common stock in satisfaction of stock-based awards to directors, executives, employees and consultants.

The following table provides a reconciliation of stock option activity under the 2008 Plan for the six months ended December 31, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)

Outstanding at July 1, 2012	3,053,355	$3.10
Granted	616,760	2.14

Outstanding at December 31, 2012	3,670,115	$2.94	7.37	$50

Outstanding at December 31, 2012 - vested or unvested and expected to vest	3,592,370	$2.93	7.35	$50

Exercisable at December 31, 2012	2,293,860	$2.78	6.62	$50

Option grants for the six months ended December 31, 2012 consisted of 411,760 options with ratable annual vesting over 4 years, 60,000 options to a non-executive director with ratable annual vesting over 3 years and

145,000 options to non-executive directors with 1-year cliff vesting. The weighted-average grant date fair value of these option grants was $1.29 per share. A total of 625,826 options vested during the six months ended December 31, 2012. All option grants have a 10-year contractual life.

In determining the grant date fair value of options, the Company uses the Black-Scholes option pricing model. The Company calculated the Black-Scholes value of options awarded during the six months ended December 31, 2012 based on the following key assumptions:

Expected term (in years)	5.50 - 6.25
Stock volatility	94.7% - 97.8%
Risk-free interest rate	0.81% - 0.98%
Expected dividends	0%

Employee Share Option Plan

The Company’s Employee Share Option Plan (the “Plan”) provided for the issuance of non-qualified stock options to eligible employees and directors. As of June 30, 2008, no further options could be granted under the Plan. Options outstanding under the Plan had vesting periods ranging from immediate vesting to 3-year graded vesting, a contractual life of five years and were denominated in A$.

During the three months ended September 30, 2012, the last remaining 112,500 options under the Plan expired unexercised.

Stock-Based Compensation Expense

The Company’s statements of operations included total compensation expense from stock-based payment awards for the six months ended December 31, 2012 and 2011, as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(In thousands)

Compensation expense included in:
Research and development	$127	$122	$306	$269
General and administrative	136	43	300	373

	$263	$165	$606	$642

At December 31, 2012, there was approximately $1.4 million of unrecognized compensation expense related to unvested options under the 2008 Plan, which is expected to be recognized as expense over a weighted average period of 1.7 years.

7.	Income Taxes

The Company recognizes deferred tax assets and liabilities for estimated future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. Because of its historical losses from operations, the Company established a valuation allowance for the net deferred tax assets. The Company recorded an income tax benefit of $37,000 and $70,000 for the three and six months ended December 31, 2012, respectively, as well as $44,000 and $99,000 for the three and six months ended December 31, 2011, respectively. These income tax benefits primarily related to earned foreign research and development tax credits.

For the three and six months ended December 31, 2012 and 2011, the Company had no significant unrecognized tax benefits. At December 31, 2012 and June 30, 2012, the Company had no accrued penalties or interest related to uncertain tax positions.

8.	Contingencies

The Company is subject to various routine legal proceedings and claims incidental to its business, which management believes will not have a material effect on the Company’s financial position, results of operations or cash flows.

9.	Loss Per Share

Basic net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share was computed by dividing the net loss by the sum of (i) the weighted average number of common shares outstanding and (ii) the weighted average number of common shares that would be issued on the exercise of all dilutive securities outstanding. Potentially dilutive shares were not included in the calculation of diluted net loss per share for any of the three and six-month periods ended December 31, 2012 and 2011 as their inclusion would be anti-dilutive.

Potentially dilutive shares at December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011

Options	3,670,115	3,165,855
Warrants	1,176,105	5,005,526

	4,846,220	8,171,381

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements: uncertainties with respect to: Alimera’s ability to finance, achieve additional marketing approvals, successfully complete pricing and reimbursement discussions for, commercialize and achieve market acceptance of, and generate revenues to pSivida from, ILUVIEN for DME in the EU; Alimera’s resubmission of its NDA for ILUVIEN for DME and its ability to obtain regulatory approval for, and if approved, to finance, successfully commercialize and achieve market acceptance of, and generate revenues to pSivida from, ILUVIEN for DME in the U.S.; financing and success of Phase III posterior uveitis trials, including efficacy, side effects and risk/benefit profile of the posterior uveitis micro-insert; initiation, financing and success of Latanoprost Product Phase II trials and exercise by Pfizer of its option; development of products using Tethadur and BioSilicon; initiation and completion of clinical trials and obtaining regulatory approval of product candidates; adverse side effects; ability to attain profitability; ability to obtain additional capital; further impairment of intangible assets; fluctuations in operating results; decline in royalty revenues; ability to, and to find partners to, develop and market products; termination of license agreements; competition and other developments affecting sales of products; market acceptance; protection of intellectual property and avoiding intellectual property infringement; retention of key personnel; product liability; consolidation in the pharmaceutical and biotechnology industries; compliance with environmental laws; manufacturing risks; risks and costs of international business operations; credit and financial market conditions; legislative or regulatory changes; volatility of stock price; possible dilution; possible influence by Pfizer; absence of dividends; and other factors described in our filings with the Securities and Exchange Commission. You should read and interpret any forward-looking statements together with these risks. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

Our forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes makes it clear that any projected results expressed or implied in such statements will not be realized.

Our Business

We develop tiny, sustained-release, drug delivery products designed to deliver drug at a controlled and steady rate for months or years. We are focused on treatment of chronic diseases of the back of the eye utilizing our core technology platforms, Durasert and BioSilicon. We currently have three approved products and two principal product candidates under development, which represent successive generations of our Durasert technology platform.

ILUVIEN. Our most recently approved product is an injectable, sustained-release micro-insert for the treatment of vision impairment associated with chronic diabetic macular edema considered insufficiently responsive to available therapies (“DME”). This product, to be marketed under the name ILUVIEN®, is being developed by our licensee, Alimera Sciences, Inc. (“Alimera”). ILUVIEN for DME has received marketing authorization in the U.K., Austria, France, Germany, Portugal and Spain, and has been recommended for marketing authorization in Italy. Alimera has announced its plans to launch the direct commercialization of ILUVIEN for DME in Germany, the U.K. and France in 2013 and its pursuit of pricing and reimbursement in those countries.

Alimera reported its intention to respond in the first quarter of 2013 to the second Complete Response Letter (“2011 CRL”) received from the U.S. Food and Drug Administration (“FDA”) in November 2011 with respect to the New Drug Application (“NDA”) for ILUVIEN for DME. Based on a June 2012 meeting with the FDA, Alimera reported that it plans to respond to the issues raised by the FDA in the 2011 CRL, including additional analysis of the benefits and risks of ILUVIEN, based on clinical data from its two previously completed pivotal Phase III clinical trials, and to focus on the population of patients with chronic DME considered insufficiently responsive to available therapies, the same indication for which regulatory approval was granted in various EU countries.

Durasert Product Development. We plan to develop the same micro-insert used in ILUVIEN for the treatment of chronic, non-infectious uveitis affecting the posterior segment of the eye (“posterior uveitis”). The FDA has cleared our IND, permitting us to move directly to two Phase III trials for this indication without the necessity of conducting Phase I or Phase II trials. The FDA has agreed that the primary end point in these trials, which are expected to involve a total of 300 patients, will be recurrence of uveitis within 12 months and that we can reference much of the data, including the clinical safety data, from the clinical trials for ILUVIEN for DME. Treatment of posterior uveitis with this micro-insert is being studied in an investigator-sponsored Phase II study. Target enrollment for the study was expanded following completion of initial enrollment. We did not license Alimera the rights to use this micro-insert for the treatment of uveitis.

We are also developing a bioerodible, injectable micro-insert delivering latanoprost (“Latanoprost Product”) to treat glaucoma and ocular hypertension. An investigator-sponsored Phase I/II dose-escalation study is ongoing to assess the safety and efficacy of the Latanoprost Product in patients with elevated intraocular pressure. Pfizer has an option, under certain circumstances, to license the development and commercialization of the Latanoprost Product worldwide.

We are also investigating the use of Durasert technology for the treatment of orthopedic diseases.

BioSilicon. BioSilicon is the second key technology platform we are targeting for sustained drug delivery. Our primary research focus is on Tethadur, which seeks to utilize BioSilicon to deliver peptides, proteins and other large biologic molecules on a sustained basis. Our BioSilicon technology can also be designed for smaller molecules. Our research program with respect to Tethadur includes a feasibility study of ophthalmic applications under a technology evaluation agreement with a global biopharmaceutical company and pre-clinical testing of a sustained release peptide for systemic application. We are also investigating the use of BioSilicon in our Latanoprost Product.

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

Results of Operations

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011:

	Three Months Ended
	December 31,		Change
	2012	2011	Amounts	%
	(In thousands except percentages)

Revenues	$585	$630	$(45)	(7)%

Operating expenses:
Research and development	1,575	1,992	(417)	(21)%
General and administrative	1,658	1,451	207	14%
Impairment of intangible assets	—	14,830	(14,830)	na

Total operating expenses	3,233	18,273	(15,040)	(82)%

Loss from operations	(2,648)	(17,643)	14,995	85%

Other income (expense):
Change in fair value of derivatives	—	128	(128)	(100)%
Interest income	4	11	(7)	(64)%
Other expense, net	(1)	—	(1)	na

Total other income	3	139	(136)	(98)%

Loss before income taxes	(2,645)	(17,504)	14,859	85%
Income tax benefit	37	44	(7)	(16)%

Net loss	$(2,608)	$(17,460)	$14,852	85%

Revenues

Revenues decreased by $45,000, or 7%, to $585,000 for the three months ended December 31, 2012 from $630,000 for the three months ended December 31, 2011. Collaborative research and development revenue decreased by $9,000 due to decreased revenue recognition from the Restated Pfizer Agreement as a result of increased estimated total costs of the research and development program over a longer estimated performance period, offset by other research and development revenue. Royalty income on sales of Retisert and Vitrasert by Bausch & Lomb decreased to $390,000 for the three months ended December 31, 2012 compared to $426,000 for the three months ended December 31, 2011.

Alimera reported that it expects to begin generating revenue from sales of ILUVIEN for DME in Germany during the first quarter of 2013 and in the U.K. and France later in 2013. Under the Alimera Agreement, we will be entitled to 20% of net profits, as defined, on a country-by-country basis from ILUVIEN for DME. We do not know when and if Alimera will achieve net profits in each EU country where it has marketing approval and intends to commercialize ILUVIEN directly. If ILUVIEN for DME were to be approved by the FDA following Alimera’s intended response to the 2011 CRL, we would be entitled to receive a $25.0 million milestone payment from Alimera within 30 days following any such FDA approval, although we do not know when or if that approval would occur.

Research and Development

Research and development decreased by $417,000, or 21%, to $1.6 million for the three months ended December 31, 2012 from $2.0 million for the three months ended December 31, 2011. This decrease was primarily attributable to reduced amortization of intangible assets resulting from a $14.8 million intangible asset impairment write-down at December 31, 2011. We may significantly increase our research and development expense during the remainder of fiscal year 2013, primarily dependent upon whether and when we initiate internally funded Phase III clinical trials of our sustained-release micro-insert to treat patients with posterior uveitis.

General and Administrative

General and administrative increased by $207,000, or 14%, to $1.7 million for the three months ended December 31, 2012 from $1.5 million for the three months ended December 31, 2011. This increase was primarily attributable to higher incentive compensation accruals.

Change in Fair Value of Derivatives

Change in fair value of derivatives was $0 for the three months ended December 31, 2012 compared to income of $128,000 for the prior year’s second quarter. This net decrease, determined using the Black-Scholes valuation model, was due to the expiration of the last of the A$-denominated warrants in July 2012.

Income Tax Benefit

Income tax benefit was $37,000 for the three months ended December 31, 2012 compared to $44,000 for the quarter a year earlier and consisted of refundable foreign research and development tax credits.

Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011:

	Six Months Ended
	December 31,		Change
	2012	2011	Amounts	%
	(In thousands except percentages)

Revenues	$1,138	$2,289	$(1,151)	(50)%

Operating expenses:
Research and development	3,098	4,121	(1,023)	(25)%
General and administrative	3,278	3,512	(234)	(7)%
Impairment of intangible assets	—	14,830	(14,830)	na

Total operating expenses	6,376	22,463	(16,087)	(72)%

Loss from operations	(5,238)	(20,174)	14,936	74%

Other income (expense):
Change in fair value of derivatives	—	170	(170)	(100)%
Interest income	11	20	(9)	(45)%
Other expense, net	(2)	(2)	—	0%

Total other income	9	188	(179)	(95)%

Loss before income taxes	(5,229)	(19,986)	14,757	74%
Income tax benefit	70	99	(29)	(29)%

Net loss	$(5,159)	$(19,887)	$14,728	74%

Revenues

Revenues decreased by $1.2 million, or 50%, to $1.1 million for the six months ended December 31, 2012 from $2.3 million for the six months ended December 31, 2011. Collaborative research and development revenue decreased principally as a result of $1.1 million recognized in the prior year period due to the July 2011 termination by Intrinsiq of its exclusive field-of-use license for nutraceutical and food science applications of BioSilicon and a decrease in revenue recognized under the Restated Pfizer Agreement, partially offset by other research and development revenue. Royalty income from Bausch & Lomb totaled $774,000 for the six months ended December 31, 2012 compared to $624,000 for the six months ended December 31, 2011 as a result of increased Retisert royalties.

Research and Development

Research and development decreased by $1.0 million, or 25%, to $3.1 million for the six months ended December 31, 2012 from $4.1 million for the six months ended December 31, 2011. This decrease was primarily attributable to a $1.3 million decrease in amortization of intangible assets resulting from a $14.8 million intangible asset impairment write-down at December 31, 2011, partially offset by increased personnel expenses.

General and Administrative

General and administrative decreased by $234,000, or 7%, to $3.3 million for the six months ended December 31, 2012 from $3.5 million for the six months ended December 31, 2011. This decrease was primarily attributable to lower professional fees and stock-based compensation, partially offset by higher incentive compensation accruals.

Change in Fair Value of Derivatives

Change in fair value of derivatives was $0 for the six months ended December 31, 2012 compared to income of $170,000 for the prior year’s first six months. This net decrease, determined using the Black-Scholes valuation model, was due to the expiration of the last of the A$-denominated warrants in July 2012.

Income Tax Benefit

Income tax benefit was $70,000 for the six months ended December 31, 2012 compared to $99,000 for the six month period of the prior year. The net change was attributable to a $13,000 net reduction of deferred tax liabilities in the prior year period and lower refundable foreign research and development tax credits.

Liquidity and Capital Resources

During the past three fiscal years, we have financed our operations primarily from license fees, research and development funding, royalties and payment of a contingent note from our collaboration partners, and registered direct offerings of our common stock and warrants in January 2011 and August 2012. At December 31, 2012, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities totaling $15.7 million. Our cash equivalents are predominantly invested in one institutional money market fund and our marketable securities are primarily invested in investment-grade corporate debt and commercial paper with maturities at December 31, 2012 ranging from 3 days to 9.5 months.

With the exception of fiscal year 2010, we have incurred operating losses each year since inception and, at December 31, 2012, we had a total accumulated deficit of $256.9 million. We generally expect negative cash flows from operations on a quarterly basis at least until such time as we receive sufficient revenues from ILUVIEN for DME in the EU or one or more of our product candidates achieves regulatory approval and provides us sufficient revenues. We believe that our capital resources of $15.7 million at December 31, 2012 and expected royalty income from Bausch & Lomb should enable us to fund our operations as currently planned into the first quarter of calendar year 2014, including plans for Phase III clinical trials of the posterior uveitis micro-insert expected to commence during fiscal 2013. Whether we will require, or desire, to raise additional capital will be influenced by many factors, including, but not limited to:

•	whether, when and to what extent we receive revenues from Alimera with respect to ILUVIEN for DME, including from commercialization in the EU or upon any approval or commercialization in the U.S.;

•	whether and when we are able to enter into strategic arrangements for our product candidates and the nature of those arrangements;

•	when and if we initiate, how we conduct, and whether and the extent to which we internally fund product development and programs, including clinical trials and other research and development;

•	whether and when Pfizer exercises its option with respect to the Latanoprost Product;

•	timely and successful development, regulatory approval and commercialization of our products and product candidates;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims; and

•	changes in our operating plan resulting in increases or decreases in our need for capital.

Absent adequate levels of funding from new and existing collaboration agreements and/or financing transactions, management currently believes that our cash position beyond early calendar year 2014 depends significantly on possible revenues from the successful commercialization by Alimera of ILUVIEN for DME in the EU and if ILUVIEN for DME were to be approved by the FDA and successfully commercialized in the U.S. However, there is no assurance that the FDA or other regulatory authorities will approve ILUVIEN for DME, that it will achieve market acceptance in any market or that we will receive significant, if any, revenues from ILUVIEN for DME. Exercise by Pfizer of its option for the Latanoprost Product would also enhance our cash position, although there is no assurance when the option will become exercisable or if Pfizer will exercise it.

We enhanced our capital resources in August 2012, raising net proceeds of $4.7 million through a registered direct offering of common stock and warrants. If we determine that it is desirable or necessary to raise additional capital in the future, we do not know if it will be available when needed or on terms favorable to us or our stockholders. The state of the economy and the financial and credit markets at the time we seek additional financing may make it more difficult and more expensive to obtain. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and potential dilutive equity, and funding through collaboration agreements may be on unfavorable terms, including requiring us to relinquish rights to certain of our technologies or products. If adequate financing is not available if and when needed, we may be required to delay, reduce the scope of or eliminate research or development programs, postpone or cancel the pursuit of product candidates, including pre-clinical and clinical trials and new business opportunities, reduce staff and operating costs or otherwise significantly curtail our operations to reduce our cash requirements and extend our capital.

Our consolidated statements of historical cash flows are summarized as follows:

	Six Months Ended
	December 31,
	2012	2011	Change
	(In thousands)

Net loss:	$(5,159)	$(19,887)	$14,728
Changes in operating assets and liabilities	568	(2,303)	2,871
Other adjustments to reconcile net loss to cash flows from operating activities	1,188	17,170	(15,982)

Net cash used in operating activities	$(3,403)	$(5,020)	$1,617

Net cash provided by investing activities	$3,517	$407	$3,110

Net cash provided by financing activities	$4,669	$114	$4,555

Net cash used in operating activities decreased by $1.6 million to $3.4 million for the six months ended December 31, 2012 compared to $5.0 million for the six months ended December 31, 2011. The net decrease consisted of a $650,000 increase of collaborative research and development and royalty cash inflows and a net $950,000 decrease in operating cash outflows. Lower cash outflows consisted primarily of the absence of cash incentive compensation related to fiscal year 2012, the payment of which is subject to future conditions, and lower professional fees, partially offset by increased headcount.

Net cash provided by investing activities consisted principally of $3.5 million of maturities, net of purchases, of marketable securities during the six months ended December 31, 2012 compared to $787,000 of maturities and sales, net of purchases, of marketable securities during the six months ended December 31, 2011. Purchases of property and equipment totaled $36,000 for the six months ended December 31, 2012 compared to $380,000 for the six months ended December 31, 2011, which was attributable to the July 2011 asset purchase agreement with Intrinsiq and leasehold improvements to our Malvern, U.K. laboratory and office space.

We had no borrowings or line of credit facilities as of December 31, 2012.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2012 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to foreign currency exchange rates.

Foreign Currency Exchange Rates

We conduct operations in two principal currencies, the U.S. dollar and the Pound Sterling (£). The U.S. dollar is the functional currency for our U.S. operations, and the Pound Sterling is the functional currency for our U.K. operations. Changes in the foreign exchange rate of the U.S. dollar and Pound Sterling impact the net operating expenses of our U.K. operations. The minimal weakening of the U.S. dollar during the three months ended December 31, 2012 compared to the prior year’s quarter resulted in a net increase in research and development expenses of approximately $11,000. All cash and cash equivalents, and most other asset and liability balances, are denominated in each entity’s functional currency and, accordingly, we do not consider our statement of operations exposure to realized and unrealized foreign currency gains and losses to be significant.

Changes in the foreign exchange rate of the U.S. dollar and Pound Sterling also impacted total stockholders’ equity. As reported in the statement of operations and comprehensive loss, the weakening of the U.S. dollar in relation to the Pound Sterling at December 31, 2012 compared to June 30, 2012 resulted in a net increase of $56,000 in stockholders’ equity due to the translation of approximately £1.0 million of net assets of our U.K. operations, predominantly the BioSilicon technology intangible asset, into U.S. dollars. For every incremental 5% strengthening or weakening of the U.S. dollar at December 31, 2012 in relation to the Pound Sterling, our stockholders’ equity at December 31, 2012 would have decreased or increased, respectively, by approximately $84,000.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from pSivida Corp.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

pSivida Corp.

Date: February 8, 2013	By:	/s/ Paul Ashton
	Name:	Paul Ashton
	Title:	President and Chief Executive Officer