Form 10-Q
period 2013-03-31
pSivida Corp.
filed 2013-05-14
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

There were 23,297,011 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 10, 2013.

PSIVIDA CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	March 31, 2013	June 30, 2012

Assets
Current assets:
Cash and cash equivalents	$7,998	$4,625
Marketable securities	5,699	9,946
Accounts and other receivables	1,035	967
Prepaid expenses and other current assets	473	421

Total current assets	15,205	15,959
Property and equipment, net	223	335
Intangible assets, net	3,619	4,226
Other assets	73	77

Total assets	$19,120	$20,597

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$355	$394
Accrued expenses	1,437	608
Deferred revenue	893	2,176

Total current liabilities	2,685	3,178
Deferred revenue	5,194	3,783

Total liabilities	7,879	6,961

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 60,000,000 shares authorized, 23,297,011 and 20,802,592 shares issued and outstanding at March 31, 2013 and June 30, 2012, respectively	23	21
Additional paid-in capital	270,015	264,431
Accumulated deficit	(259,711)	(251,758)
Accumulated other comprehensive income	914	942

Total stockholders’ equity	11,241	13,636

Total liabilities and stockholders’ equity	$19,120	$20,597

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Revenues:
Collaborative research and development	$239	$158	$603	$1,823
Royalty income	274	380	1,048	1,004

Total revenues	513	538	1,651	2,827

Operating expenses:
Research and development	1,587	1,508	4,685	5,629
General and administrative	1,738	1,757	5,016	5,269
Impairment of intangible assets	—	—	—	14,830

Total operating expenses	3,325	3,265	9,701	25,728

Loss from operations	(2,812)	(2,727)	(8,050)	(22,901)

Other income:
Change in fair value of derivatives	—	—	—	170
Interest income	3	10	14	30
Other income (expense), net	—	1	(2)	(1)

Total other income	3	11	12	199

Loss before income taxes	(2,809)	(2,716)	(8,038)	(22,702)
Income tax benefit	15	30	85	129

Net loss	$(2,794)	$(2,686)	$(7,953)	$(22,573)

Net loss per common share - basic and diluted	$(0.12)	$(0.13)	$(0.35)	$(1.09)

Weighted average common shares - basic and diluted	23,297	20,803	22,960	20,787

Net loss	$(2,794)	$(2,686)	$(7,953)	$(22,573)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(87)	65	(31)	(449)
Net unrealized gain on marketable securities	—	4	3	9

Other comprehensive (loss) income	(87)	69	(28)	(440)

Comprehensive loss	$(2,881)	$(2,617)	$(7,981)	$(23,013)

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value Amount

Balance at July 1, 2012	20,802,592	$21	$264,431	$(251,758)	$942	$13,636

Net loss	—	—	—	(7,953)	—	(7,953)
Other comprehensive loss	—	—	—	—	(28)	(28)
Issuance of stock, net of issue costs	2,494,419	2	4,666	—	—	4,668
Stock-based compensation	—	—	918	—	—	918

Balance at March 31, 2013	23,297,011	$23	$270,015	$(259,711)	$914	$11,241

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(7,953)	$(22,573)

Adjustments to reconcile net loss to cash flows from operating activities:
Impairment of intangible assets	—	14,830
Amortization of intangible assets	578	1,844
Depreciation of property and equipment	168	112
Change in fair value of derivatives	—	(170)
Stock-based compensation expense	918	1,021
Amortization of bond premium on marketable securities	123	223
Deferred tax benefit	—	(13)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(122)	(212)
Accounts payable and accrued expenses	785	(525)
Deferred revenue	138	(1,700)

Net cash used in operating activities	(5,365)	(7,163)

Cash flows from investing activities:
Purchases of marketable securities	(7,758)	(12,238)
Maturities of marketable securities	11,884	12,049
Proceeds from sales of marketable securities	—	1,103
Purchases of property and equipment	(49)	(399)

Net cash provided by investing activities	4,077	515

Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	4,669	—
Exercise of stock options	—	114

Net cash provided by financing activities	4,669	114

Effect of foreign exchange rate changes on cash and cash equivalents	(8)	(3)

Net increase (decrease) in cash and cash equivalents	3,373	(6,537)
Cash and cash equivalents at beginning of period	4,625	12,912

Cash and cash equivalents at end of period	$7,998	$6,375

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment	$14	$—

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Operations and Basis of Presentation

The accompanying condensed consolidated financial statements of pSivida Corp. and subsidiaries (the “Company”) as of March 31, 2013 and for the three and nine months ended March 31, 2013 and 2012 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2012. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended June 30, 2012, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods indicated. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year or any future period.

The Company develops tiny, sustained release, drug delivery products designed to deliver drug at a controlled and steady rate for months or years. The Company is focused on the treatment of chronic diseases of the back of the eye utilizing its core technology systems, Durasert™ and BioSilicon™. The Company has developed three approved products and has two principal product candidates under development using successive generations of the Durasert technology system.

The Company’s most recently approved product is an injectable, sustained-release micro-insert for the treatment of vision impairment associated with chronic diabetic macular edema (“DME”) considered insufficiently responsive to available therapies. This product, to be marketed under the name ILUVIEN®, is being developed by the Company’s licensee, Alimera Sciences, Inc. (“Alimera”). ILUVIEN for DME has received marketing authorization in each of the United Kingdom (“U.K.”), Austria, France, Germany, Portugal and Spain, and has been recommended for marketing authorization in Italy. Alimera has reported that ILUVIEN for DME is now available in Germany as well as for private pay and privately insured patients in the U.K., it expects to launch the direct commercialization of ILUVIEN for DME in France later in 2013 and it is pursuing pricing and reimbursement.

In the first quarter of 2013, Alimera resubmitted its New Drug Application (“NDA”) for ILUVIEN for DME in response to the second Complete Response Letter (“2011 CRL”) received from the U.S. Food and Drug Administration (“FDA”) in November 2011. Alimera reported that the response was submitted based on a June 2012 meeting with the FDA and that, using clinical data available from its two previously completed pivotal Phase III clinical trials (the “FAME™ Study”), the response focused on the safety aspects of ILUVIEN and the subgroup population of patients with chronic DME considered insufficiently responsive to available therapies, the same subgroup for which marketing approval for ILUVIEN has been granted in six countries in the EU. Alimera also reported that data was submitted from the completed physician utilization study for the ILUVIEN applicator and from a special reading center assessment of photographs of the fundus, or interior surface of the eye, which were collected during the FAME Study. The FDA has set a Prescription Drug User Fee Act (“PDUFA”) goal date of October 17, 2013 for its decision on Alimera’s resubmission.

The Company plans to develop the same micro-insert used in ILUVIEN for the treatment of chronic, non-infectious uveitis affecting the posterior segment of the eye (“posterior uveitis”). The FDA has cleared the Company’s Investigational New Drug (“IND”) application, permitting it to move directly to two Phase III clinical trials for this indication without the necessity of conducting Phase I or Phase II trials. The FDA has agreed that the primary end point in these trials, which are expected to involve a total of 300 patients, will be recurrence of uveitis within 12 months and that the Company can reference much of the data, including the clinical safety data, from the clinical trials for ILUVIEN for DME. Treatment of posterior uveitis with this micro-insert is also being studied in an investigator-sponsored Phase II study. The Company did not license Alimera the rights to use this micro-insert for the treatment of uveitis.

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

The Company’s FDA-approved product, Retisert® for the treatment of posterior uveitis, is licensed to Bausch & Lomb Incorporated (“Bausch & Lomb”). The Company also developed Vitrasert® for the treatment of AIDS-related cytomegalovirus retinitis, which was approved by the FDA in 1996 and licensed to and sold by Bausch & Lomb.

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

The Company has a history of operating losses and has financed its operations in recent years primarily from license fees, research and development funding, royalties and contingent cash payments from its collaboration partners, and from sales of its equity securities. The Company believes that its cash, cash equivalents and marketable securities of $13.7 million at March 31, 2013, together with expected Retisert royalty income and other expected cash inflows under existing collaboration and evaluation agreements, will enable the Company to maintain its current and planned operations into the fourth quarter of fiscal year ending June 30, 2014. This includes planned Phase III clinical trials of the posterior uveitis micro-insert expected to commence during the fourth quarter of the year ending June 30, 2013 (“fiscal 2013”), but excludes any potential milestone or net profits receipts under the Alimera collaboration agreement. The Company’s funding of its operations beyond then is expected to depend on the amount and timing of cash receipts under existing collaboration agreements, as well as any future collaboration or other agreements and/or financing transactions.

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

Revenue related to the Alimera Agreement totaled $5,000 and $19,000 for the three months ended March 31, 2013 and 2012, respectively, as well as $44,000 and $73,000 for the nine months ended March 31, 2013 and 2012, respectively.

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

The total arrangement consideration of the Restated Pfizer Agreement totaled $10.05 million, which consisted of $7.75 million of deferred revenue on the Company’s balance sheet at the effective date plus the $2.3 million upfront payment. The difference between the total arrangement consideration and the estimated selling price of the combined deliverables, or $3.3 million, was recognized as collaborative research and development revenue in the quarter ended June 30, 2011, the period of the modification. To determine the estimated selling price, the Company applied an estimated margin to its cost projections for the combined deliverable. The estimated selling price of $6.7 million is being recognized as collaborative research and development revenue over the expected performance period using the proportional performance method. During the quarter ended December 31, 2012, the Company increased its estimate of the performance period from 4 years to 5.5 years to provide for additional research under the agreement prior to commencement of Phase II clinical trials. As a result, the Company reclassified $1.5 million of deferred revenue from current to non-current liabilities at December 31, 2012. The Company recorded revenue of $85,000 and $336,000 for the three and nine months ended March 31, 2013, respectively, as well as $89,000 and $559,000 for the three and nine months ended March 31, 2012, respectively. At March 31, 2013 and June 30, 2012, the Company recorded deferred revenue of $5.6 million and $6.0 million, respectively, classified between current and non-current deferred revenue. Costs associated with conducting the R&D program are reflected in operating expenses in the period in which they are incurred.

If any subsequent payments are received from Pfizer, including option exercise, milestone and sales-based royalty consideration, which would occur after completion of the Company’s performance period under the Restated Pfizer Agreement, such payments would be recognized as revenue when all the revenue criteria are met.

Bausch & Lomb

The Company’s Retisert product is commercialized under a licensing and development agreement with Bausch & Lomb. Pursuant to the agreement, as amended, Bausch & Lomb has a worldwide exclusive license to make and sell the Company’s first-generation products (as defined in the agreement, including Retisert) in return for sales-based royalties. Historically, Bausch & Lomb also sold Vitrasert, approved by the FDA in 1996, under this agreement; however, royalty payments on Vitrasert sales have ceased in the quarter ended March 31, 2013.

Royalty income totaled $274,000 and $380,000 for the three months ended March 31, 2013 and 2012, respectively, as well as $1.0 million for each of the nine month periods ended March 31, 2013 and 2012. Accounts receivable from Bausch & Lomb totaled $331,000 and $442,000 at March 31, 2013 and June 30, 2012, respectively.

Enigma Therapeutics

In December 2012, as further amended and restated in March 2013, the Company entered into an exclusive, worldwide royalty-bearing license agreement with Enigma Therapeutics Limited (“Enigma”) for the development of BrachySil, a BioSilicon product candidate for the treatment of pancreatic and other types of cancer. The Company received an upfront fee of $100,000, included in collaborative research and development revenue, and is entitled to an 8% sales-based royalty, 20% of sublicense consideration and milestones based on aggregate product sales. Enigma is obligated to pay an annual license maintenance fee of $100,000, creditable during the ensuing twelve months against reimbursable patent maintenance costs and sales-based royalties. The Company has no consequential performance obligations under the Enigma license agreement and, accordingly, all arrangement proceeds will be recognized as revenue upon receipt or at such earlier date, if applicable, on which any such amount is both fixed and determinable and reasonably assured of collectibility. There are no amounts of deferred revenue recorded at March 31, 2013.

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

3.	Intangible Assets

The reconciliation of intangible assets for the nine months ended March 31, 2013 and for the year ended June 30, 2012 was as follows:

	Nine Months Ended March 31, 2013	Year Ended June 30, 2012
	(In thousands)

Patented technologies
Gross carrying amount at beginning of period	$39,556	$55,422
Asset impairment write-down	—	(14,830)
Foreign currency translation adjustments	(643)	(1,036)

Gross carrying amount at end of period	38,913	39,556

Accumulated amortization at beginning of period	(35,330)	(33,858)
Amortization expense	(578)	(2,037)
Foreign currency translation adjustments	614	565

Accumulated amortization at end of period	(35,294)	(35,330)

Net book value at end of period	$3,619	$4,226

The Company amortizes its intangible assets with finite lives on a straight-line basis over their respective estimated useful lives. Amortization of intangible assets totaled $192,000 for each of the three month periods ended March 31, 2013 and 2012, as well as $578,000 and $1.8 million for the nine months ended March 31, 2013 and 2012, respectively. The carrying value of intangible assets at March 31, 2013 of $3.6 million ($2.5 million attributable to the Durasert technology and $1.1 million attributable to the BioSilicon technology) is expected to be amortized on a straight-line basis over the remaining estimated useful life of 4.75 years, or approximately $760,000 per year.

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

The amortized cost, unrealized loss and fair value of the Company’s available-for-sale marketable securities at March 31, 2013 and June 30, 2012 were as follows:

	March 31, 2013
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)

Corporate bonds	$4,705	$(5)	$4,700
Commercial paper	999	—	999

Total marketable securities	$5,704	$(5)	$5,699

	June 30, 2012
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)

Corporate bonds	$5,958	$(8)	$5,950
Commercial paper	3,046	—	3,046
Certificates of deposit	950	—	950

Total marketable securities	$9,954	$(8)	$9,946

During the nine months ended March 31, 2013, approximately $7.8 million of marketable securities were purchased and $11.9 million matured. At March 31, 2013, the marketable securities had maturities ranging between 15 days and 10 months, with a weighted average maturity of 4.6 months.

5.	Fair Value Measurements

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1 – Inputs are quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. At March 31, 2013 and June 30, 2012, substantially all of the Company’s interest-bearing cash equivalent balances were concentrated in one institutional money market fund that has investments consisting primarily of certificates of deposit, commercial paper, time deposits, U.S. government agencies, treasury bills and treasury repurchase agreements. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

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

The following table summarizes the Company’s assets carried at fair value measured on a recurring basis at March 31, 2013 and June 30, 2012 by valuation hierarchy:

	March 31, 2013
	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Cash equivalents	$7,472	$7,472	$—	$—
Marketable securities
Corporate bonds	4,700	2,925	1,775	—
Commercial paper	999	—	999	—

	$13,171	$10,397	$2,774	$—

	June 30, 2012
	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Cash equivalents	$4,292	$4,042	$250	$—
Marketable securities
Corporate bonds	5,950	3,684	2,266	—
Commercial paper	3,046	—	3,046	—
Certificates of deposit	950	—	950	—

	$14,238	$7,726	$6,512	$—

The Company’s derivative liabilities, which arose from investor warrants denominated in Australian dollars, were historically classified as Level 3 and were valued using the Black-Scholes model. The last of these warrants expired in July 2012, and the derivative liability balance was zero at March 31, 2013 and June 30, 2012.

The reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and nine month periods ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$—	$—	$—	$170
Change in fair value of derivative - other income	—	—	—	170

Balance at end of period	$—	$—	$—	$—

6.	Stockholders’ Equity

In August 2012, the Company completed a registered direct offering of 2,494,419 shares of its common stock and 5-year warrants to purchase 623,605 shares of its common stock at $2.50 per share to institutional investors for gross proceeds of $5.4 million. The shares and warrants were sold in units, each unit consisting of one share together with 0.25 of one warrant, at a negotiated price of $2.15 per unit. Placement agent fees and other share issue costs totaled $694,000. The warrants became exercisable during the quarter ended March 31, 2013.

Warrants to Purchase Common Shares

The following table provides a reconciliation of all US$ warrants for the nine months ended March 31, 2013 and 2012:

	Nine Months Ended March 31,
	2013		2012
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Balance at beginning of period	2,064,710	$6.17	7,614,748	$7.35
Issued	623,605	2.50	—	—
Expired	(1,512,210)	6.60	(2,814,701)	8.76

Balance and exercisable at end of period	1,176,105	$3.67	4,800,047	$6.53

At March 31, 2013, the remaining term of outstanding US$ warrants ranged from 2.8 to 4.4 years, representing a weighted average period of 3.6 years.

At March 31, 2012, the Company had 205,479 warrants outstanding denominated in A$ with an exercise price of A$7.68 ($7.98). These warrants expired unexercised in July 2012. During the nine months ended March 31, 2013 and 2012, there were no A$-denominated warrants issued or exercised.

2008 Incentive Plan

The Company’s 2008 Incentive Plan (the “2008 Plan”) provides for the issuance of a maximum of 4,841,255 shares of common stock in satisfaction of stock-based awards to directors, executives, employees and consultants.

The following table provides a reconciliation of stock option activity under the 2008 Plan for the nine months ended March 31, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)

Outstanding at July 1, 2012	3,053,355	$3.10
Granted	616,760	2.14

Outstanding at March 31, 2013	3,670,115	$2.94	7.13	$990

Outstanding at March 31, 2013 - vested or unvested and expected to vest	3,592,370	$2.93	7.10	$981

Exercisable at March 31, 2013	2,313,860	$2.78	6.40	$850

Option grants for the nine months ended March 31, 2013 consisted of 411,760 options with ratable annual vesting over 4 years, 60,000 options to a non-executive director with ratable annual vesting over 3 years and 145,000 options to non-executive directors with 1-year cliff vesting. The weighted-average grant date fair value of these option grants was $1.29 per share. A total of 645,826 options vested during the nine months ended March 31, 2013. All option grants have a 10-year contractual life.

In determining the grant date fair value of options, the Company uses the Black-Scholes option pricing model. The Company calculated the Black-Scholes value of options awarded during the nine months ended March 31, 2013 based on the following key assumptions:

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

Stock-Based Compensation Expense

The Company’s statements of operations included total compensation expense from stock-based payment awards for the nine months ended March 31, 2013 and 2012, as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(In thousands)

Compensation expense included in:
Research and development	$116	$160	$422	$429
General and administrative	196	219	496	592

	$312	$379	$918	$1,021

At March 31, 2013, there was approximately $1.0 million of unrecognized compensation expense related to unvested options under the 2008 Plan, which is expected to be recognized as expense over a weighted average period of 1.6 years.

7.	Income Taxes

The Company recognizes deferred tax assets and liabilities for estimated future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. Because of its historical losses from operations, the Company established a valuation allowance for the net deferred tax assets. The Company recorded an income tax benefit of $15,000 and $85,000 for the three and nine months ended March 31, 2013, respectively, as well as $30,000 and $129,000 for the three and nine months ended March 31, 2012, respectively. These income tax benefits primarily related to earned foreign research and development tax credits.

For the three and nine months ended March 31, 2013 and 2012, the Company had no significant unrecognized tax benefits. At March 31, 2013 and June 30, 2012, the Company had no accrued penalties or interest related to uncertain tax positions.

8.	Contingencies

The Company is subject to various routine legal proceedings and claims incidental to its business, which management believes will not have a material effect on the Company’s financial position, results of operations or cash flows.

9.	Loss Per Share

Basic net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share was computed by dividing the net loss by the sum of (i) the weighted average number of common shares outstanding and (ii) the weighted average number of common shares that would be issued on the exercise of all dilutive securities outstanding. Potentially dilutive shares were not included in the calculation of diluted net loss per share for any of the three and nine-month periods ended March 31, 2013 and 2012 as their inclusion would be anti-dilutive.

Potentially dilutive shares at March 31, 2013 and 2012 were as follows:

	March 31,
	2013	2012
Options	3,670,115	3,165,855
Warrants	1,176,105	5,005,526

	4,846,220	8,171,381

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements: uncertainties with respect to: Alimera’s ability to finance, achieve additional marketing approvals, successfully complete pricing and reimbursement discussions for, commercialize and achieve market acceptance of, and generate revenues to pSivida from, ILUVIEN for DME in the EU; Alimera’s ability to obtain regulatory approval for, and if approved, to finance, successfully commercialize and achieve market acceptance of, and generate revenues to pSivida from, ILUVIEN for DME in the U.S.; financing and success of planned Phase III posterior uveitis trials, including efficacy, side effects and risk/benefit profile of the posterior uveitis micro-insert; initiation, financing and success of Latanoprost Product Phase II trials and exercise by Pfizer of its option; development of products using Tethadur and BioSilicon and potential collaborations for those products; initiation and completion of clinical trials and obtaining regulatory approval of product candidates; continued sales of Retisert; adverse side effects; ability to attain profitability; ability to obtain additional capital; further impairment of intangible assets; fluctuations in operating results; decline in royalty revenues; ability to, and to find partners to, develop and market products; termination of license agreements; competition and other developments affecting sales of products; market acceptance; protection of intellectual property and avoiding intellectual property infringement; retention of key personnel; product liability; consolidation in the pharmaceutical and biotechnology industries; compliance with environmental laws; manufacturing risks; risks and costs of international business operations; credit and financial market conditions; legislative or regulatory changes; volatility of stock price; possible dilution; possible influence by Pfizer; absence of dividends; and other factors described in our filings with the Securities and Exchange Commission. You should read and interpret any forward-looking statements together with these risks. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

Our forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes makes it clear that any projected results expressed or implied in such statements will not be realized.

Our Business

We develop tiny, sustained-release, drug delivery products designed to deliver drug at a controlled and steady rate for months or years. We are focused on treatment of chronic diseases of the back of the eye utilizing our core technology platforms, Durasert and BioSilicon. We have developed three approved products and have two principal product candidates under development using successive generations of our Durasert technology system.

ILUVIEN. Our most recently approved product is an injectable, sustained-release micro-insert for the treatment of vision impairment associated with chronic diabetic macular edema (“DME”) considered insufficiently responsive to available therapies. This product, to be marketed under the name ILUVIEN®, is being developed by our licensee, Alimera Sciences, Inc. (“Alimera”). ILUVIEN for DME has received marketing authorization in the U.K., Austria, France, Germany, Portugal and Spain, and has been recommended for marketing authorization in Italy. Alimera has reported that ILUVIEN for DME is now available in Germany as well as for private pay and privately insured patients in the U.K., it expects to launch the direct commercialization of ILUVIEN for DME in France later in 2013 and it is pursuing pricing and reimbursement.

In the first quarter of 2013, Alimera resubmitted its New Drug Application (“NDA”) for ILUVIEN for DME in response to the second Complete Response Letter (“2011 CRL”) received from the U.S. Food and Drug Administration (“FDA”) in November 2011. Alimera reported that the response was submitted based on a June 2012 meeting with the FDA and that, using clinical data available from its two previously completed pivotal Phase III clinical trials (the “FAME™ Study”), the response focused on the safety aspects of ILUVIEN and the subgroup population of patients with chronic DME considered insufficiently responsive to available therapies, the same subgroup for which marketing approval for ILUVIEN has been granted in six countries in the EU. Alimera also reported that data was submitted from the completed physician utilization study for the ILUVIEN applicator and from a special reading center assessment of photographs of the fundus, or interior surface of the eye, which were collected during the FAME Study. The FDA has set a Prescription Drug User Fee Act (“PDUFA”) goal date of October 17, 2013 for its decision on Alimera’s resubmission.

Durasert Product Development. We plan to develop the same micro-insert used in ILUVIEN for the treatment of chronic, non-infectious uveitis affecting the posterior segment of the eye (“posterior uveitis”). The FDA has cleared our IND, permitting us to move directly to two Phase III trials for this indication without the necessity of conducting Phase I or Phase II trials. The FDA has agreed that the primary end point in these trials, which are expected to involve a total of 300 patients, will be recurrence of uveitis within 12 months and that we can reference much of the data, including the clinical safety data, from the clinical trials for ILUVIEN for DME. Treatment of posterior uveitis with this micro-insert is also being studied in an investigator-sponsored Phase II study. We did not license Alimera the rights to use this micro-insert for the treatment of uveitis.

We are also developing a bioerodible, injectable micro-insert delivering latanoprost (the “Latanoprost Product”) to treat glaucoma and ocular hypertension. An investigator-sponsored Phase I/II dose-escalation study is ongoing to assess the safety and efficacy of this micro-insert in patients with elevated intraocular pressure. Pfizer has an option, under certain circumstances, to license the development and commercialization of the Latanoprost Product worldwide.

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

FDA Approved Products. Our FDA-approved product, Retisert for the treatment of posterior uveitis, is licensed to and sold by Bausch & Lomb. We also developed Vitrasert for the treatment of AIDS-related cytomegalovirus retinitis, which was approved by the FDA in 1996 and was licensed to and sold by Bausch & Lomb.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012:

	Three Months Ended
	March 31,		Change
	2013	2012	Amounts	%
	(In thousands except percentages)

Revenues	$513	$538	$(25)	(5)%

Operating expenses:
Research and development	1,587	1,508	79	5%
General and administrative	1,738	1,757	(19)	(1)%

Total operating expenses	3,325	3,265	60	2%

Loss from operations	(2,812)	(2,727)	(85)	(3)%

Other income:
Interest income	3	10	(7)	(70)%
Other income	—	1	(1)	na

Total other income	3	11	(8)	(73)%

Loss before income taxes	(2,809)	(2,716)	(93)	(3)%
Income tax benefit	15	30	(15)	(50)%

Net loss	$(2,794)	$(2,686)	$(108)	(4)%

Revenues

Revenues decreased by $25,000, or 5%, to $513,000 for the three months ended March 31, 2013 from $538,000 for the three months ended March 31, 2012. Collaborative research and development revenue increased by $81,000, primarily attributable to the upfront fee under the Enigma license agreement. Royalty income from Bausch & Lomb decreased to $274,000 for the three months ended March 31, 2013 compared to $380,000 for the three months ended March 31, 2012 due to lower Retisert sales and the cessation of royalty payments with respect to Vitrasert.

Alimera reported that ILUVIEN for DME is now available in Germany, as well as for the treatment of private pay and privately insured patients in the U.K., and it expects to launch ILUVIEN for DME in France later in 2013. Under the Alimera Agreement, we will be entitled to 20% of net profits, as defined, on a country-by-country basis from sales by Alimera of ILUVIEN for DME. We do not know when and if Alimera will achieve net profits in each EU country where ILUVIEN has marketing approval and Alimera intends to commercialize ILUVIEN directly. Alimera resubmitted its NDA for ILUVIEN for DME to the FDA in the first quarter of 2013 in response to the 2011 CRL, and the FDA has set a PDUFA goal date of October 17, 2013 for its decision. If ILUVIEN for DME were approved by the FDA, we would be entitled to receive a $25.0 million milestone payment from Alimera within 30 days following such FDA approval and 20% of the net profits from sales by Alimera of ILUVIEN for DME in the U.S.

Research and Development

Research and development increased by $79,000, or 5%, to $1.6 million for the three months ended March 31, 2013 from $1.5 million for the three months ended March 31, 2012. This increase was primarily attributable to increases in clinical and pre-clinical costs and incentive compensation accruals, partially offset by lower stock-based compensation. We expect to incur additional research and development expense during the remainder of fiscal year 2013 with respect to commencement of an internally funded Phase III clinical trial of our sustained-release micro-insert to treat patients with posterior uveitis.

General and Administrative

General and administrative decreased by $19,000, or 1%, to $1.7 million for the three months ended March 31, 2013 from $1.8 million for the three months ended March 31, 2012. The decrease was primarily attributable to lower professional fees, partially offset by higher incentive compensation accruals.

Income Tax Benefit

Income tax benefit was $15,000 for the three months ended March 31, 2013 compared to $30,000 for the quarter a year earlier, reflecting a smaller amount of refundable foreign research and development tax credits.

Nine Months Ended March 31, 2013 Compared to Nine Months Ended March 31, 2012:

	Nine Months Ended
	March 31,		Change
	2013	2012	Amounts	%
	(In thousands except percentages)

Revenues	$1,651	$2,827	$(1,176)	(42)%

Operating expenses:
Research and development	4,685	5,629	(944)	(17)%
General and administrative	5,016	5,269	(253)	(5)%
Impairment of intangible assets	—	14,830	(14,830)	na

Total operating expenses	9,701	25,728	(16,027)	(62)%

Loss from operations	(8,050)	(22,901)	14,851	65%

Other income (expense):
Change in fair value of derivatives	—	170	(170)	(100)%
Interest income	14	30	(16)	(53)%
Other expense, net	(2)	(1)	(1)	(100)%

Total other income	12	199	(187)	(94)%

Loss before income taxes	(8,038)	(22,702)	14,664	65%
Income tax benefit	85	129	(44)	(34)%

Net loss	$(7,953)	$(22,573)	$14,620	65%

Revenues

Revenues decreased by approximately $1.2 million, or 42%, to $1.7 million for the nine months ended March 31, 2013 from $2.8 million for the nine months ended March 31, 2012. Collaborative research and development revenue decreased by $1.2 million principally as a result of $1.1 million recognized in the prior year period due to the July 2011 termination by Intrinsiq of its exclusive field-of-use license for nutraceutical and food science applications of BioSilicon and a $222,000 decrease in revenue recognized under the Restated Pfizer Agreement, partially offset by $100,000 of upfront fees under the Enigma license agreement and increased research and development revenue from feasibility study agreements. Royalty income from Bausch & Lomb totaled approximately $1.0 million for each of the nine month periods ended March 31, 2013 and 2012. Increased Retisert royalty income was offset by decreased Vitrasert royalty income due to the cessation of royalty payments with respect to Vitrasert.

Research and Development

Research and development decreased by $944,000, or 17%, to $4.7 million for the nine months ended March 31, 2013 from $5.6 million for the nine months ended March 31, 2012. This decrease was primarily attributable to a $1.3 million decrease in amortization of intangible assets resulting from a $14.8 million intangible asset impairment write-down at December 31, 2011, partially offset by increased personnel expenses and incentive compensation accruals.

General and Administrative

General and administrative decreased by $253,000, or 5%, to $5.0 million for the nine months ended March 31, 2013 from $5.3 million for the nine months ended March 31, 2012. This decrease was primarily attributable to lower professional fees and stock-based compensation, partially offset by higher incentive compensation accruals.

Other Income

Other income decreased by $187,000, or 94%, to $12,000 for the nine months ended March 31, 2013 from $199,000 for the nine months ended March 31, 2012. Other income for the nine months ended March 31, 2012 consisted primarily of the change in fair value of derivatives of $170,000. This income, which reduced the derivative liability balance to zero, was determined using the Black-Scholes valuation model. The last of the A$-denominated warrants expired in July 2012.

Income Tax Benefit

Income tax benefit was $85,000 for the nine months ended March 31, 2013 compared to $129,000 for the nine month period of the prior year. The net change was attributable to a $13,000 net reduction of deferred tax liabilities in the prior year period and lower refundable foreign research and development tax credits.

Liquidity and Capital Resources

During the past three fiscal years, we have financed our operations primarily from license fees, research and development funding, royalties and payment of a contingent note from our collaboration partners, and registered direct offerings of our common stock and warrants in January 2011 and August 2012. At March 31, 2013, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities totaling $13.7 million. Our cash equivalents are predominantly invested in one institutional money market fund, and our marketable securities are primarily invested in investment-grade corporate debt and commercial paper with maturities at March 31, 2013 ranging from 15 days to 10 months.

With the exception of fiscal year 2010, we have incurred operating losses each year since inception and, at March 31, 2013, we had a total accumulated deficit of $259.7 million. We generally expect negative cash flows from operations on a quarterly basis at least until such time as we receive sufficient revenues from ILUVIEN for DME in the EU or one or more of our product candidates achieves regulatory approval and provides us sufficient revenues. We believe that our capital resources of $13.7 million at March 31, 2013, together with expected Retisert royalty income from Bausch & Lomb and other expected cash inflows under existing collaboration and evaluation agreements, will enable us to fund our operations as currently planned into the fourth quarter of fiscal year ending June 30, 2014. This includes planned Phase III clinical trials of the posterior uveitis micro-insert expected to commence during the fourth quarter of fiscal 2013, but excludes any potential milestone or net profits receipts under the Alimera collaboration agreement. Whether we will require, or desire, to raise additional capital will be influenced by many factors, including, but not limited to:

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

Absent adequate levels of funding from existing and potential future collaboration or other agreements and/or financing transactions, management currently believes that our cash position beyond the fourth quarter of fiscal year 2014 depends significantly on possible revenues from the successful commercialization by Alimera of ILUVIEN for DME in the EU and, if approved by the FDA, in the U.S. However, there is no assurance that the FDA or other regulatory authorities will approve ILUVIEN for DME, that it will achieve market acceptance in any market or that we will receive significant, if any, revenues from ILUVIEN for DME. Exercise by Pfizer of its option for the Latanoprost Product would also enhance our cash position, although there is no assurance when the option will become exercisable or if Pfizer will exercise it.

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

Our consolidated statements of historical cash flows are summarized as follows:

	Nine Months Ended March 31,
	2013	2012	Change
	(In thousands)
Net loss:	$(7,953)	$(22,573)	$14,620
Changes in operating assets and liabilities	801	(2,437)	3,238
Other adjustments to reconcile net loss to cash flows from operating activities	1,787	17,847	(16,060)

Net cash used in operating activities	$(5,365)	$(7,163)	$1,798

Net cash provided by investing activities	$4,077	$515	$3,562

Net cash provided by financing activities	$4,669	$114	$4,555

Net cash used in operating activities decreased by $1.8 million on a comparative basis, represented by a $614,000 increase of collaborative research and development and royalty cash inflows and a net $1.1 million decrease in operating cash outflows. Lower operating cash outflows consisted primarily of the absence in fiscal 2013 of cash incentive compensation related to fiscal year 2012, the payment of which is subject to future conditions, and lower professional fees, partially offset by increased headcount.

Net cash provided by investing activities consisted principally of $4.1 million of maturities, net of purchases, of marketable securities during the nine months ended March 31, 2013 compared to $914,000 of maturities and sales, net of purchases, of marketable securities during the nine months ended March 31, 2012. Purchases of property and equipment totaled $49,000 for the nine months ended March 31, 2013 compared to $399,000 for the nine months ended March 31, 2012, which was primarily attributable to the July 2011 asset purchase agreement with Intrinsiq and leasehold improvements to our Malvern, U.K. laboratory and office space.

We had no borrowings or line of credit facilities as of March 31, 2013.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2013 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to foreign currency exchange rates.

Foreign Currency Exchange Rates

We conduct operations in two principal currencies, the U.S. dollar and the Pound Sterling (£). The U.S. dollar is the functional currency for our U.S. operations, and the Pound Sterling is the functional currency for our U.K. operations. Changes in the foreign exchange rate of the U.S. dollar and Pound Sterling impact the net operating expenses of our U.K. operations. The strengthening of the U.S. dollar during the three months ended March 31, 2013 compared to the prior year’s quarter resulted in a net decrease in research and development expenses of approximately $6,000. All cash and cash equivalents, and most other asset and liability balances, are denominated in each entity’s functional currency and, accordingly, we do not consider our statement of operations exposure to realized and unrealized foreign currency gains and losses to be significant.

Changes in the foreign exchange rate of the U.S. dollar and Pound Sterling also impacted total stockholders’ equity. As reported in the statement of comprehensive loss, the strengthening of the U.S. dollar in relation to the Pound Sterling at March 31, 2013 compared to June 30, 2012 resulted in a net increase of $31,000 in other comprehensive loss due to the translation of £873,000 of net assets of our U.K. operations, predominantly the BioSilicon technology intangible asset, into U.S. dollars. For every incremental 5% strengthening or weakening of the U.S. dollar at March 31, 2013 in relation to the Pound Sterling, our stockholders’ equity at March 31, 2013 would have decreased or increased, respectively, by approximately $66,000.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from pSivida Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

pSivida Corp.

Date: May 14, 2013	By:	/s/ Paul Ashton
	Name:	Paul Ashton
	Title:	President and Chief Executive Officer