Form 10-K
period 2013-06-30
pSivida Corp.
filed 2013-09-27
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Nonaccelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock on the NASDAQ Global Market on December 31, 2012, the last trading day of the registrant’s most recently completed second fiscal quarter, was approximately $27,506,000.

There were 26,791,561 shares of the registrant’s common stock, $0.001 par value, outstanding as of September 23, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive proxy statement, to be filed in connection with the Annual Meeting of Stockholders to be held on December 18, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PSIVIDA CORP.

Form 10-K

For the Fiscal Year Ended June 30, 2013

PART I

Preliminary Note Regarding Forward-Looking Statements

This Form 10-K and our 2013 Annual Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements are inherently subject to risks, uncertainties and potentially inaccurate assumptions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. All statements other than statements of historical fact could be deemed forward-looking statements, including, without limitation, any expectations of revenue, expenses, cash flows, earnings or losses from operations, capital or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development and commercialization timelines; any statements of expectations or belief; and any statements of assumptions underlying any of the foregoing. We often, although not always, identify forward-looking statements by using words or phrases such as the following: “likely”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “project”, “forecast” and “outlook”.

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

Introduction

We develop tiny, sustained-release products designed to deliver drugs and biologics at a controlled and steady rate for weeks, months or years. Utilizing our core technology platforms, Durasert™ and BioSilicon™, we are focused on treatment of chronic diseases of the back of the eye and are also exploring applications outside ophthalmology. We have developed three of the four sustained-release products for treatment of retinal diseases currently approved in the U.S. or European Union (EU), and our lead product candidate began a Phase III clinical trial in June 2013. Our strategy includes developing products independently while continuing to leverage our technology platforms through collaboration and license agreements.

ILUVIEN®, our most recently approved product, is an injectable, sustained-release micro-insert that provides treatment of vision impairment associated with chronic diabetic macular edema (DME) considered insufficiently responsive to available therapies over a period of up to three years. ILUVIEN is licensed to and sold by Alimera Sciences, Inc. (Alimera), and we are entitled to a share of the net profits, as defined, from Alimera’s sales of ILUVIEN for DME. Alimera commenced the commercial launch of ILUVIEN for DME in the U.K. and Germany in the second quarter of 2013 and expects to launch in France in the first quarter of 2014. The International Diabetes Federation has estimated that approximately 19.0 million people have diabetes in the seven EU countries where ILUVIEN has received or been recommended for marketing authorization, of which Alimera has estimated that approximately 1.1 million people suffer from vision loss associated with DME. Alimera is also seeking marketing approval for ILUVIEN for DME in the U.S. In the second quarter of 2013, Alimera received a new Prescription Drug User Fee Act (PDUFA) goal date of October 17, 2013 after resubmitting its New Drug Application (NDA) for ILUVIEN for DME. The resubmission responded to a second Complete Response Letter (CRL) received from the U.S. Food and Drug Administration (FDA) in November 2011.

Medidur™, our lead development product, commenced the first of our two planned Phase III clinical trials for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye (posterior uveitis) in June 2013. Medidur uses the same Durasert micro-insert used in ILUVIEN and delivers a lower dose of the same drug as our FDA-approved Retisert® for posterior uveitis, which is licensed to Bausch & Lomb. We are developing Medidur independently.

We are also developing a bioerodible, injectable micro-insert delivering latanoprost (the Latanoprost Product) to treat glaucoma and ocular hypertension. Under an amended collaboration agreement, Pfizer Inc. has an option, under certain circumstances, to license the development and commercialization of the Latanoprost Product worldwide.

We are engaged in pre-clinical research with respect to both our BioSilicon and Durasert technology platforms. The primary focus of our BioSilicon technology research is the sustained delivery of peptides, proteins, antibodies and other large biologic molecules using our Tethadur™ technology in both ophthalmic and non-ophthalmic applications. Our research program also includes the use of Durasert technology in orthopedic applications and for systemic delivery of therapeutic agents.

Our FDA-approved Retisert provides sustained release treatment of posterior uveitis for approximately two and a half years and is licensed to and sold by Bausch & Lomb.

Durasert™, Medidur™, Tethadur™ and BioSilicon™ are our trademarks. Retisert® and Vitrasert® are Bausch & Lomb’s trademarks. ILUVIEN® and FAME® are Alimera’s trademarks. This Annual Report also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners.

Information with respect to ILUVIEN and its regulatory and marketing status reflects information reported by Alimera.

Fiscal 2013, fiscal 2012 and fiscal 2011 mean the years ended June 30, 2013, 2012 and 2011, respectively.

Strategy

Our strategy is to use our proprietary Durasert and BioSilicon drug delivery technology platforms to independently develop new drug delivery products for already-approved drugs and biologics to better treat diseases in the ophthalmic area and beyond, while continuing to leverage our technology platforms through collaborations and licenses with leading pharmaceutical and biopharmaceutical companies, institutions and others. We believe our technologies can provide sustained, targeted delivery of several already-approved drugs and biologics, resulting in improved effectiveness, better patient compliance and convenience, with reduced risk and cost of product development for us. We believe our proven track record of three approved products demonstrates the effectiveness of this strategy.

•

Develop Sustained Delivery of Off-Patent Drugs and Biologics. Many drugs and biologics either are or are soon to be off-patent. It is estimated over the next 8 years that patent coverage will end on products with world-wide sales aggregating over $50 billion annually. We plan to use our technology platforms to develop products using off-patent and generic drugs and biologics with a significant market opportunity where either less frequent dosing through sustained delivery and/or release at the treatment site through targeted delivery would provide a material improvement to the effectiveness or convenience of the original product. We are optimistic that our BioSilicon technology can provide sustained delivery of large biologic molecules, which currently cannot be effectively delivered by other sustained delivery technologies. By focusing on delivery of already-approved drugs and biologics, particularly those requiring shorter clinical trials, we believe we can minimize the risks and financial investments required for product approval.

•

Continue Partnering with Leading Biopharmaceutical and Pharmaceutical Companies. We intend to continue to partner with leading biopharmaceutical and pharmaceutical companies, institutions and others, where patent protection, development and regulatory costs, expertise or other factors make it desirable for us to have a partner. For example, many drugs and biologics that might be more effectively delivered by our platform technologies, whether as a result of less frequent dosing, targeted delivery or otherwise, have extended patent protection, which could make collaborations with the patent holders attractive. We might also partner the development of products, including off-patent drugs or biologics that could materially benefit from sustained delivery, but would require expensive clinical trials or are in treatment areas outside of our technical expertise. Our drug delivery technologies could also permit companies to extend the patent protection on drugs coming off-patent while offering an improved product.

•

Expand Beyond Ophthalmology. While we are continuing to focus on our core ophthalmic competency, we are studying treatment of diseases in other areas where we believe our technology platforms could provide a significant advantage. For example, we are studying the potential use of our technologies in orthopedics as well as in systemic release of therapeutic agents.

Market Overview

Delivery of Drugs and Biologics Generally

The therapeutic value of a therapeutic agent (small drug molecule or biologic) depends on its distribution to, and reaction with, the targeted tissue and other tissues in the body, duration of treatment, and clearance from the body. In an ideal treatment, the appropriate amount of drug or biologic is delivered to the intended tissue at an adequate concentration and maintained for a sufficient period of time without causing adverse effects to other tissues. Accordingly, the manner in which a drug or biologic is delivered can be an important element of the ultimate therapeutic value of the treatment.

Drugs are frequently administered systemically by oral dosing or by injection and subsequently dispersed throughout the body via the circulatory system. In the case of many drugs, systemic administration does not deliver them to the intended site at an adequate concentration for a sufficient period of time or delivers them in a concentration that disperses too quickly, thereby not achieving the maximum potential therapeutic benefit. Because systemically delivered drugs disperse throughout the body, they often are administered at higher dosage levels to achieve sufficient concentrations at the intended sites. Some areas of the body, such as the eyes, joints, brain and nervous system, have natural barriers that impede the movement of drugs to those areas, requiring the administration of higher doses of systemically delivered drugs. These dosage levels can cause harmful side effects when the drugs interact with other tissues. In some cases, drugs may be administered locally to the targeted site, typically by injection. While this may avoid the issues of systemic delivery, problems of sufficient concentrations over time at the targeted site remain. Timely and repeated administration of systemically and locally delivered drugs is often necessary to maintain therapeutic drug levels over an extended period of time.

The administration of biologics is typically more difficult than small drug molecules. Biologics generally cannot be administered orally, but instead are administered by injection or infusion. Due to the size and complexity of biologics, sustained release formulations are difficult to prepare and many biologics require repeated injections or infusions to maintain appropriate levels over the course of treatment.

Patients often do not get drugs or biologics on the schedule prescribed, or at all, because they do not self-administer the products correctly or do not go to medical professionals as required for administration. The risk of patient noncompliance increases due to various factors, such as requirements to receive multiple products, complex or painful dosing regimens, patient age, cognitive impairment or serious illness or length of treatment.

Repeated administration by injection or infusion can result in serious infections and other complications. Further, repeated administration by medical professionals is often expensive.

Due to the drawbacks of traditional drug and biologic delivery, the development of methods to deliver them to patients in a more precise, controlled fashion over sustained periods of time is a medical goal. Methods for sustained drug delivery include oral and injectable controlled-release products and skin patches that seek to improve the consistency of the dosage over time and extend the duration of delivery. However, most of these methods cannot provide constant, controlled dosage or deliver drugs for a sufficiently long duration for many indications, particularly diseases that are chronic or require precise dosing. There are currently very few approved sustained delivery products for biologics.

Ophthalmic Drug Delivery

Treating retinal diseases is a significant challenge. Due to the effectiveness of the blood/eye barrier, it is difficult for systemically administered drugs to reach the retina in sufficient quantities to have a beneficial effect without adverse side effects to other parts of the body. Injecting drugs or biologics in solution directly into the back of the eye can achieve effective, but often transient, dosage levels in the eye, requiring repeated injections. Examples include Macugen® (pegaptanib sodium), Lucentis® (ranibizumab) and EYLEA® (afilbercept), which are injected into the eye as frequently as approximately every four to eight weeks. Apart from inconvenience and cost, repeated intravitreal injections carry risks, including intraocular infection, perforated sclera, vitreous hemorrhage and cataract formation.

Technology Systems and Products

Our two core technology platforms, Durasert and BioSilicon, have the following attributes:

•

Extended Delivery. Our technology platforms can deliver therapeutics for predetermined periods of time ranging from days to years. We believe that uninterrupted, sustained delivery offers the opportunity to develop products that reduce the need for repeated applications, thereby reducing the risks of patient noncompliance and adverse effects from repeated administrations.

•

Controlled Release Rate. Our technology platforms can release therapeutics at a sustained, controlled rate. We believe that this feature allows us to develop products that deliver optimal concentrations of therapeutics and eliminate excessive variability in dosing over time.

•

Localized Delivery. Our technology platforms can deliver therapeutics directly at a target site. This administration can allow the natural barriers of the body to isolate and assist in maintaining appropriate concentrations at the target site in an effort to achieve the maximum therapeutic effect while minimizing unwanted systemic effects.

Durasert Technology System

The Durasert technology platform uses a drug core with one or more surrounding polymer layers to provide sustained delivery of drugs. Drug release is controlled by the permeability of the polymer layers. By changing elements of the design, we can alter both the rate and duration of release to meet different therapeutic needs. Our three approved products, as well as our two current product candidates in clinical trials, use different generations of this technology system.

The portfolio of our Durasert products and product candidates being developed by us alone or in partnership with others includes:

Product	Disease	Stage of Development	Licensee
Retisert	Posterior uveitis	FDA-approved; commercialized since 2005	Bausch & Lomb
ILUVIEN	Chronic DME	EU-approved (6 countries); NDA PDUFA date (October 17, 2013)	Alimera
Medidur	Posterior Uveitis	Phase III	None
ILUVIEN	Dry age-related macular degeneration (Dry AMD)	Phase II	Alimera
ILUVIEN	Retinal vein occlusion (RVO)	Phase II	Alimera
TBD	Glaucoma	Investigator-sponsored Phase I/II clinical trial	Option by Pfizer

ILUVIEN for Chronic DME

ILUVIEN is an injectable, sustained-release micro-insert delivering fluocinolone acetonide (FAc) over a period of up to 3 years for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies.

DME causes swelling in the macula, the most sensitive part of the retina, and is a leading cause of blindness in most developed countries in the working-age population. The International Diabetes Federation has estimated that approximately 19.0 million people have diabetes in the six EU countries where ILUVIEN has been approved, and Alimera estimates that approximately 1.1 million of those people suffer from vision loss associated with DME. There is currently no approved sustained release drug treatment for DME in the U.S. or (other than ILUVIEN) in the EU.

ILUVIEN is licensed to Alimera, which commenced the commercial launch of ILUVIEN for DME in the United Kingdom and Germany in the second quarter of 2013 and expects to launch in France in the first quarter of 2014. Alimera is also seeking marketing approval in the U.S. We are entitled to share in net profits, as defined, on sales of ILUVIEN for DME by Alimera on a country-by-country basis. See “Strategic Collaborations—Alimera” below. Alimera has completed two 36-month Phase III clinical trials (the FAME® Study), which involved 956 patients in sites in the U.S., Canada, Europe and India, to assess the efficacy and safety of ILUVIEN in the treatment of DME. Combined enrollment of the FAME Study was completed in October 2007, the 24-month clinical readout was received in December 2009, and 36-month follow-up was completed in October 2010. The status of marketing approvals in the EU and the U.S. for ILUVIEN for DME and its commercial launch are as follows:

European Union. Alimera has received marketing authorization for ILUVIEN for DME in the U.K., Germany, France, Austria, Portugal and Spain. These approvals followed a favorable determination of approvability under the EU’s Decentralized Procedure (DCP). Marketing authorization is pending in Italy, which participated in the DCP. As part of this approval process, Alimera has committed to conduct a five-year, post-authorization, open label registry study of ILUVIEN in patients with chronic DME.

In the second quarter of 2013, Alimera commercially launched ILUVIEN in Germany and the U.K. and expects to launch in France in the first quarter of 2014. Alimera does not currently plan to expand the commercialization of ILUVIEN for DME in the EU beyond those three countries until it achieves positive cash flows and sustainability in those countries. Alimera continues to pursue pricing and reimbursement in the EU countries and marketing authorization in Italy.

In Germany, the Federal Joint Committee indicated that the obligation to submit a dossier on ILUVIEN for DME, per the Arzneimittelmarkt-Neuordnungsgesetz law, would not be necessary, and that a benefit assessment would not be required, which allowed Alimera to launch ILUVIEN for DME in Germany without price restriction. Alimera is in the process of securing agreements for reimbursement with German statutory insurance funds so that German patients will not be required to submit individual funding requests for reimbursement.

In the U.K., ILUVIEN for DME is currently only available for private pay and privately insured patients as a result of final guidance from the U.K.’s National Institute for Health and Care Excellence (NICE). In April 2013, Alimera submitted a Patient Access Scheme (PAS) to NICE to assess the likely impact of the PAS and to determine whether an update to NICE’s previously issued final guidance was warranted. In June 2013, the NICE Appraisal Committee published draft guidance recommending ILUVIEN for the treatment of pseudophakic patients (those who have undergone prior cataract surgery) with chronic DME considered insufficiently responsive to available therapies. If NICE amends its guidance to adopt this recommendation, ILUVIEN will also become available to pseudophakic patients in the U.K, which typically constitute a large subgroup of chronic DME patients, with the anticipation that it would be funded in England and Wales through the National Health Service.

In France, the Transparency Commission (Commission de la Transparence or CT) of the French National Health Authority (Haute Autorite de Sante) has issued a favorable opinion for the reimbursement and hospital listing by the French National Health Insurance of ILUVIEN for chronic DME considered insufficiently responsive to available therapies and despite optimized management of diabetes. In France, patients will be reimbursed for 100% of the cost of ILUVIEN under Affection de Longue Duree, a program for severe chronic disease, such as diabetes. Alimera has reported that it will move forward with the next step in the process, which is to determine the price and any reimbursement conditions for ILUVIEN in France.

United States. Alimera received a new PDUFA goal date of October 17, 2013 following its second resubmission of the NDA for ILUVIEN for DME in March 2013. Using clinical data available from the previously completed FAME Study, this resubmission focused on the safety aspects of ILUVIEN and provided additional analyses as well as information to support that ILUVIEN is safe and effective in the treatment of the subgroup population of patients with chronic DME considered insufficiently responsive to available therapies, the same subgroup for which marketing authorization for ILUVIEN has been granted in six countries in the EU. Additionally, data was submitted from a completed physician utilization study for the ILUVIEN applicator and from a special reading center assessment of photographs of the fundus, or the interior surface of the eye, that were collected during the FAME study. If approved, Alimera intends to commercialize ILUVIEN directly to retina centers across the US.

Alimera has previously received two CRLs concluding that the NDA could not be approved in its then current form. Alimera originally submitted the NDA for ILUVIEN in June 2010, largely based on analyses of clinical data through month 24 of the Phase III trials. In December 2010, Alimera received its first CRL, in which the FDA asked for analyses of safety and efficacy data through month 36 of the Phase III trials. In May 2011, Alimera resubmitted the NDA in response to the 2010 CRL, including additional safety and efficacy data through month 36 and analyses of data for the subgroup of chronic DME patients.

In a second CRL received in November 2011, the FDA concluded that the resubmitted NDA did not provide sufficient data to support that ILUVIEN is safe and effective in the treatment of patients with DME. The FDA stated that the risks of adverse reactions shown for ILUVIEN in the Phase III trials were significant and were not offset by the benefits demonstrated by ILUVIEN in those trials. The FDA further indicated that Alimera would need to conduct two additional clinical trials to demonstrate that the product is safe and effective for the proposed indication. In June 2012, Alimera met with the FDA to gain a better understanding of the regulatory path for ILUVIEN in the U.S. Alimera’s March 2013 resubmission responded to this CRL using data from the FAME Study.

Other Diseases. Under our agreement with Alimera, ILUVIEN is also being studied in two Phase II clinical trials for the treatment of the dry form of age-related macular degeneration (AMD) and retinal vein occlusion (RVO). A Phase II trial studying ILUVIEN in the treatment of the wet form of AMD has been terminated based on an interim analysis, due to the determination that the endpoint of reducing the number of anti-VEGF injections may not be appropriate to assess the benefit of ILUVIEN in that disease.

Medidur for Posterior Uveitis

Medidur is our lead development product for the treatment of posterior uveitis, an autoimmune condition characterized by inflammation of the posterior of the eye that can cause sudden or gradual vision loss. This product uses the same micro-insert used in ILUVIEN for DME, but is administered with a different inserter than the commercial inserter for ILUVIEN for DME. Medidur delivers FAc, the same drug as our FDA-approved Retisert for posterior uveitis, but at a lower dose, and is expected to treat posterior uveitis on a sustained basis over a period of up to 3 years.

In June 2013, we initiated the first of two planned Phase III clinical trials of Medidur for the treatment of posterior uveitis. These trials are expected to include clinical sites in the U.S., Europe and Asia. The trials will have a primary end-point of recurrence of posterior uveitis at 12 months and are expected to enroll approximately 300 patients in total. If the results of the trials are positive, we plan to use the data to submit an NDA to the FDA. The FDA has permitted us to move directly to Phase III clinical trials and confirmed that we will be able to reference much of the data, including the clinical safety data, from Alimera’s FAME Study of ILUVIEN for DME. We are developing Medidur independently and have not licensed the rights to Medidur for posterior uveitis to Alimera or any other third party.

Because Medidur delivers FAc, the same drug as our FDA-approved Retisert product for posterior uveitis, although at a slower rate, we are optimistic that Medidur will show efficacy comparable to Retisert. Further, as Medidur uses the same micro-insert as ILUVIEN, we expect to observe a side-effect profile in posterior uveitis patients that is superior to that observed for Retisert for posterior uveitis and comparable to ILUVIEN for DME. As a result, we are optimistic that Medidur will be efficacious for posterior uveitis with a more favorable risk/benefit profile and fewer side effects than Retisert. Early interim data from an investigator-sponsored study is consistent with this hypothesis. Medidur is also easier to administer than Retisert because it is injected in an office visit, whereas Retisert is implanted in a surgical procedure.

In the U.S., posterior uveitis affects approximately 175,000 people and is responsible for approximately 30,000 cases of blindness, making it the third largest cause of blindness in the U.S.

Retisert for Posterior Uveitis

Retisert is approved in the U.S. for the treatment of posterior uveitis. Retisert is surgically implanted through a 3-4 mm incision and delivers sustained levels of FAc for approximately 30 months. Retisert was approved as an orphan drug in 2005, which provided for seven-year exclusive marketing rights. Retisert is licensed to Bausch & Lomb, which sells the product in the U.S. and pays sales-based royalties to us.

Vitrasert for CMV Retinitis

Vitrasert was our first product, approved in the U.S. and the EU for the treatment of CMV retinitis, a blinding eye disease that occurs in individuals with advanced AIDS. Vitrasert, which is surgically implanted through a 5-6 mm incision, provides sustained delivery of the anti-viral drug ganciclovir for six to eight months. Vitrasert was originally licensed to and sold by Chiron Corporation and subsequently by Bausch & Lomb. During fiscal 2013, Bausch & Lomb discontinued sales of Vitrasert following patent expiration.

Glaucoma Latanoprost Product Candidate

In connection with our amended Pfizer collaboration, we are developing an injectable, bioerodible drug delivery micro-insert for the treatment of glaucoma and ocular hypertension. The Latanoprost Product is designed to provide long-term, sustained delivery of latanoprost, currently the most commonly prescribed agent for the reduction of intraocular pressure (IOP) in patients with ocular hypertension and glaucoma worldwide. This product candidate is based on a fourth generation of our Durasert technology system, and is also anticipated to utilize our BioSilicon technology. The micro-insert is designed to be injected under the conjunctiva into the sclera by an eye care professional in a minimally invasive, outpatient procedure. This product is subject to an option by Pfizer described below under “Strategic Collaborations—Pfizer”.

BioSilicon Technology System

Our BioSilicon technology system utilizes a fully-erodible, “honeycomb” structure of nano-porous, elemental silicon to provide sustained delivery of therapeutics. BioSilicon is biocompatible and biodegradable. Our primary focus is on Tethadur™, an application of our BioSilicon technology designed to provide sustained delivery of large biologic molecules, including peptides, proteins and antibodies. In this application, the sizes of the pores in the BioSilicon material are manufactured using nanotechnology to accommodate specific protein, peptide or antibody molecules, which are then released on a sustained basis over time. Our BioSilicon technology can also be designed to deliver smaller molecules.

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

Alimera

In a February 2005 collaboration agreement, we granted Alimera an exclusive worldwide license to manufacture, develop, market and sell ILUVIEN for the treatment and prevention of human eye diseases other than uveitis. We also granted Alimera a worldwide non-exclusive license to manufacture, develop, market and sell certain additional Durasert-based products (1) to deliver a corticosteroid and no other active ingredient by a direct delivery method to the back of the eye solely for the treatment and prevention of eye diseases in humans other than uveitis or (2) to treat DME in humans by delivering a compound by a direct delivery method through an incision no smaller than that required for a 25-gauge or larger needle. The non-exclusive license is limited to those products that amongst other things (i) have a drug core within a polymer layer (with certain limitations regarding chemically bonded combinations of active agents), and (ii) are approved, or designed to be approved, to deliver a corticosteroid and no other active ingredient by a direct delivery to the posterior portion of the eye, or to treat DME by delivering a compound by a direct delivery through an incision required for a 25-gauge or larger needle. We are not permitted to use, or grant a license to any third party to use, the licensed technologies to make or sell any products that are or would be subject to the non-exclusive license granted to Alimera. Following a March 2008 amendment, Alimera assumed financial responsibility for the development of licensed products and regulatory submissions, which had previously been shared.

Alimera has agreed to pay us a $25.0 million milestone payment upon the first product to be approved by the FDA under the collaboration agreement and 20% of any net profits, as defined, on sales of ILUVIEN by Alimera on a country-by-country basis, subject to an offset of 20% of net losses, as defined, incurred by Alimera on a country-by-country basis. If Alimera sublicenses commercialization, we are entitled to receive 20% of royalties and 33% of non-royalty consideration received by Alimera, less certain permitted deductions.

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

In June 2011, we entered into an Amended and Restated Collaborative Research and License Agreement (the Restated Pfizer Agreement) to focus solely on the development of a sustained release bioerodible implant designed to deliver latanoprost by subconjunctival injection. Under the Restated Pfizer Agreement, we granted Pfizer an exclusive option, under various circumstances, to license the development and commercialization of the Latanoprost Product worldwide for human ophthalmic disease or conditions other than uveitis. If Pfizer were to exercise such option, we would be eligible to receive future consideration of up to $166.5 million plus royalties. In addition, we regained all rights to our intellectual property in ophthalmic applications previously included in the Original Pfizer Agreement other than pursuant to the Restated Pfizer Agreement and we have rights to develop and commercialize the Latanoprost Product if Pfizer does not exercise its option.

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

Either Pfizer or we may terminate the Restated Pfizer Agreement for various reasons, including in the event of a material breach of this agreement that is not cured within the applicable cure period or if the other party enters into bankruptcy or similar proceedings. Pfizer may terminate this agreement at its sole discretion on 60 days’ notice. In the event Pfizer so terminates, or if we terminate for Pfizer’s material breach, we have the right to develop and commercialize the Latanoprost Product.

The Restated Pfizer Agreement replaces all of the rights and obligations under the Original Pfizer Agreement, except for confidentiality and indemnification provisions.

Pfizer owned approximately 7.0% of our outstanding stock as of August 31, 2013.

Bausch & Lomb

Under a 2003 amended licensing agreement, Bausch & Lomb has a worldwide exclusive license to make and sell our first-generation products (which, as defined in the agreement, includes Retisert) as well as Vitrasert in return for royalties based on sales. We agreed with Bausch & Lomb not to develop, license or commercialize a product designed to receive regulatory approval to treat uveitis, but only for so long as Bausch & Lomb is actively commercializing a product the net sales of which bear the base royalty payable to us that is not subject to any royalty reduction or offset and Bausch & Lomb has not developed or commercialized a uveitis product that does not bear such royalties. Bausch & Lomb can terminate its agreement with us without penalty at any time upon 90 days’ written notice.

Intrinsiq

In January 2008, we granted an exclusive field-of-use license to Intrinsiq Materials Cayman Limited (Intrinsiq) for the development and commercialization of nutraceutical and food science applications of BioSilicon, under which we received aggregate license fee and minimum royalty payments of $1.7 million through June 2011. In February 2009, we entered into a 2-year supply agreement with Intrinsiq under which we leased certain equipment to Intrinsiq used in manufacturing BioSilicon material for total payments of $122,000. In July 2011, Intrinsiq terminated its field-of-use license agreement, we purchased the BioSilicon-related capital equipment and intellectual property assets of Intrinsiq for $223,000 and assumed four Intrinsiq employees.

Enigma Therapeutics

Under a December 2012 license agreement, amended and restated in March 2013, Enigma Therapeutics Limited (Enigma) acquired an exclusive, worldwide, royalty-bearing license for the development of BrachySil, a BioSilicon product candidate for the treatment of pancreatic and other types of cancer. We received an upfront fee of $100,000, included in collaborative research and development revenue in fiscal 2013, and are entitled to an 8% sales-based royalty, 20% of sublicense consideration and milestones based on aggregate product sales. Enigma is obligated to pay an annual license maintenance fee of $100,000, creditable during each ensuing twelve month period against reimbursable patent maintenance costs and sales-based royalties. Enigma has the right to terminate its license upon 60 days prior written notice.

Research and Development

Our clinical and pre-clinical research programs primarily consist of ophthalmic applications of our technology systems. Our research and development expenses totaled $7.0 million in fiscal 2013, $7.0 million in fiscal 2012 and $6.9 million in fiscal 2011. Of these amounts, $5.4 million in fiscal 2013, $4.2 million in fiscal 2012 and $3.2 million in fiscal 2011 were incurred for costs of research and development personnel, clinical and pre-clinical studies, contract services, testing and laboratory facilities. Fiscal 2011 costs were reduced by a one-time IRS grant award of $208,000. All such costs were charged to operations as incurred. The remaining expense of $1.6 million in fiscal 2013, $2.8 million in fiscal 2012 and $3.7 million in fiscal 2011 consisted of non-cash charges for amortization of intangible assets, depreciation of property, plant and equipment and stock-based compensation expense specifically allocated to research and development personnel. In addition, during fiscal 2012 we recorded a $14.8 million intangible asset impairment write-down, which is classified as a separate category of operating expenses in the consolidated statements of comprehensive loss.

Intellectual Property

Our intellectual property rights are crucial to our business. We hold or are licensed patents relating to our core technology systems in the United States and international markets. The following table provides general details relating to our owned and licensed patents (including both patents that have been issued and applications that have been accepted for issuance) and patent applications as of August 31, 2013:

Technology	United States Patents	United States Applications	Foreign Patents	Foreign Applications	Patent Families
Durasert	8	9	77	52	19
Tethadur	6	6	9	23	6
Other BioSilicon	13	4	70	4	21
Other	6	8	23	5	14

Total	33	27	179	84	60

Employees

We had 25 employees as of August 31, 2013. None of our employees is covered by a collective bargaining agreement.

Sales and Marketing

We have no marketing or sales staff. We currently depend on collaborative partners to market our products. Significant additional expenditures would be required for us to develop an independent sales and marketing organization.

Reimbursement

The extent to which reimbursement of the cost of the products and the related administration procedures is and will be available from government health administration authorities, private health insurers and other organizations, and the timing of those reimbursements, is important to the successful commercialization of those products. The Centers for Medicare and Medicaid Services designated Retisert as eligible for Medicare reimbursement at the rate of $19,345, with associated surgical fees reimbursed separately. Alimera has been engaged in regulatory proceedings and negotiations with respect to pricing and reimbursement of ILUVIEN for DME in various EU countries where it has or expects to receive marketing authorizations.

Competition

The market for products treating back-of-the-eye diseases is highly competitive and is characterized by extensive research efforts and rapid technological progress. We face substantial competition for our products and product candidates. Pharmaceutical, drug delivery and biotechnology companies, as well as research organizations, governmental entities, universities, hospitals, other nonprofit organizations and individual scientists, have developed and are seeking to develop drugs, therapies and novel delivery methods to treat our targeted diseases. Most of our competitors and potential competitors are larger, better established and more experienced and have substantially more resources than us or our partners. Competitors may reach the market earlier than us or our partners, may have obtained or could obtain patent protection that dominates or adversely affects our products and potential products, and may offer products with greater efficacy, lesser side effects and/or other competitive advantages. We believe that competition for treatments of back-of-the-eye diseases is based upon the effectiveness of the treatment, side effects, time to market, reimbursement and price, reliability, availability, patent position, and other factors.

Many companies have or are pursuing products to treat back-of-the-eye diseases that are or would be competitive with our products and product candidates. Some of these include the following:

•

DME, AMD, RVO, etc. Genentech Inc.’s products Lucentis (ranibizumab) and Avastin® (bevacizumab) block isoforms of vascular endothelial growth factor (VEGF). Both products are injected directly into the vitreous on a recurring basis. Lucentis is currently approved in the U.S. and the EU for the treatment of DME, neovascular wet AMD and macular edema following RVO. The relatively low-cost Avastin is approved to treat various cancers, but is used off-label for treatment of wet AMD and diabetic retinopathy. Studies are ongoing on the use of Avastin in back-of-the-eye diseases. Genentech is a wholly-owned member of the Roche Group. Novartis has the right to market and sell Lucentis outside of the U.S. Regeneron Pharmaceuticals, Inc.’s product EYLEA (aflibercept) is approved in the U.S., EU and Australia for the treatment of neovascular wet AMD, marketing applications have been submitted in other countries and a Phase III clinical study for wet AMD is ongoing in China. EYLEA, like Lucentis and Avastin, is injected directly into the vitreous on a regular basis. Phase III clinical trials of EYLEA for DME are underway, and Regeneron has announced that it plans to file for approval in DME by the end of 2013. Regeneron maintains exclusive rights to EYLEA in the U.S., and Bayer HealthCare owns the exclusive marketing rights outside the U.S. Allergan, Inc. has announced that it has submitted marketing applications in the U.S. and Europe for Ozurdex® (dexamethasone intraveal implant), its approved product for posterior uveitis and RVO, in DME patients. Other companies, including Genentech, are working on the development of product candidates and extended delivery devices for the potential treatment of DME, wet AMD and RVO, including those that act by blocking VEGF and VEGF receptors, as well as use of small interfering ribonucleic acids (siRNAs) that modulate gene expression. For example, in January 2012, Genentech submitted an IND for an extended delivery device to deliver Lucentis. Eyetech, Inc.’s product Macugen (pegaptanib sodium injection) is an anti-VEGF aptamer against VEGF 165. It has been approved in the U.S. for treatment of all subtypes of choroidal neovascularization in patients with AMD.

•

Posterior Uveitis. Periocular steroid injections and systemic delivery of corticosteroids are used to treat posterior uveitis. Allergan, Inc.’s product Ozurdex is a bioerodible, extended release intravitreal implant that delivers the corticosteroid dexamethasone. Ozurdex is approved in the U.S. and EU for posterior uveitis and macular edema following branch or central RVO, and has a duration of therapy of three to five months. In addition, Allergan’s product Trivaris™ (triamcinolone acetonide injectable suspension) is approved for uveitis and other inflammatory conditions unresponsive to topical corticosteroids. Many companies have ongoing trials of posterior uveitis treatments, including Abbott Laboratories’ Humera® (adalimumab), Santen Pharmaceutical Co. Ltd.’s sirolimus drug DE-109, Novartis’ AIN457, XOMA Ltd.’s Gevokizumab™ and Genetech’s Lucentis.

•

Glaucoma and Elevated IOP. Topical eye medications such as Allergan Inc.’s LUMIGAN® (bimatoprost), Pfizer’s Xalatan® (latanoprost), and Merck & Co.’s ZIOPTAN® (tafluprost) and Cosopt® (dorzolamide/timolol) are daily eye drops used to treat glaucoma and elevated ocular pressure.

Many other companies, including GlaxoSmithKline plc, Thrombogenics NV and Novagali Pharma S.A., are seeking to develop drug therapies or sustained delivery platforms for the treatment of ocular diseases.

Revenues

We operate in one segment. The following table summarizes our revenues by type and by geographical location. Revenue is allocated geographically by the location of the subsidiary that earns the revenue. For more detailed information regarding our operations, see our Consolidated Financial Statements commencing on page F-1.

	Year Ended June 30,
	2013			2012			2011
	U.S.	U. K.	Total	U.S.	U. K.	Total	U.S.	U. K.	Total
	(In thousands)
Revenue:
Collaborative research and development	$510	$270	$780	$939	$1,141	$2,080	$3,529	$83	$3,612
Royalty income	1,363	—	1,363	1,446	—	1,446	1,353	—	1,353

	$1,873	$270	$2,143	$2,385	$1,141	$3,526	$4,882	$83	$4,965

Government Regulation

Federal Food, Drug, and Cosmetic Act and Comparable Foreign Laws. The FDA and comparable regulatory agencies in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies regulate, among other things, the research, development, testing, manufacture, quality control, labeling, storage, record-keeping, approval, distribution, advertising and promotion of drug products. The process required by the FDA under the new drug provisions of the Federal Food, Drug, and Cosmetic Act before our products may be marketed in the United States generally involves the following:

•	pre-clinical laboratory and animal tests;

•	submission to the FDA of an Investigational New Drug (IND) application, which must become effective before human clinical trials may begin;

•	adequate and well-controlled studies to establish the safety and efficacy of the proposed pharmaceutical for its intended use;

•	submission to the FDA of an NDA to obtain marketing approval; and

•	FDA review and approval of the NDA.

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

•	Phase III: These trials are undertaken to further evaluate clinical efficacy and to further test for safety in an expanded patient population, often at geographically dispersed clinical study sites.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a Risk Evaluation Mitigation Strategy (REMS) program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, product recalls, or complete withdrawal of the product from the market;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

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

Once issued, the FDA or foreign regulatory authorities may withdraw product approval for non-compliance with regulatory requirements or if safety or efficacy problems occur or are demonstrated in subsequent studies after the product reaches the market. Any product manufactured or distributed under FDA or foreign regulatory approval is subject to pervasive and continuing regulation. All manufacturers must comply with regulations related to requirements for record-keeping and reporting adverse experiences with the product, and the FDA may also require surveillance programs to monitor approved products that have been commercialized. The FDA has the power to require changes in product labeling or to prevent further marketing of a product based on the results of these post-marketing programs. Even after initial FDA or other foreign regulatory approval has been obtained, we or our collaborative partners could be required to conduct further studies to provide additional data on safety or efficacy or, should we desire, to gain approval for the use of a product as a treatment for additional clinical indications. In addition, use of a product during testing and after marketing approval has been obtained could reveal side effects which, if serious, could limit uses, or in the most serious cases, result in a market withdrawal of the product or expose us to product liability claims. For certain drugs that the FDA determines pose risks that outweigh the benefits, FDA approval may be subject to the manufacturers’ continued adherence to a REMS program. REMS, which are tailored to specifically address the risks of a given drug, may contain elements that restrict distribution of the drug to certain physicians, pharmacists and patients, or that require the use of communication tools such as letters to healthcare providers and patients detailing the risks associated with the drug. Foreign regulatory authorities also regulate post-approval activities.

Commercial drug manufacturers and their subcontractors are required to register with the FDA and state agencies. Drug manufacturers and their subcontractors are also subject to periodic unannounced inspections by the FDA and state agencies for compliance with good manufacturing practices (cGMP), which impose procedural and documentation requirements upon us and our third-party manufacturers.

Healthcare Law and Regulation. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations in the U.S. and other countries and jurisdictions. Such restrictions under applicable U.S. federal and state healthcare laws and regulations include the following:

•

the federal healthcare Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•

the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of, or payment for, healthcare benefits, items or services; and

•

the federal transparency requirements under the Health Care Reform Law will require manufacturers of drugs, devices, drugs and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests.

Analogous state and foreign laws and regulations, such as anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Other Laws. We are also subject to numerous other federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

Foreign Laws. We and our collaborative partners are also subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products sold in their countries. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely by country. Whether or not FDA approval is obtained, we or our collaborative partners must obtain approval of a product by the comparable regulatory authorities of foreign countries before manufacturing or marketing the product in those countries. The approval process varies from country to country, and the time required for these approvals may differ substantially from that required for FDA approval. There is no assurance that clinical trials conducted in one country will be accepted by other countries, or that approval in one country will result in approval in any other country. For clinical trials conducted outside the U.S., the clinical stages generally are comparable to the phases of clinical development established by the FDA.

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

Information with respect to ILUVIEN for DME has been derived from public disclosures by Alimera.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR COMPANY AND OUR BUSINESS

We have a history of losses and expect to continue to incur losses for the foreseeable future.

With the exception of net income in fiscal 2010 resulting from a non-recurring event, we have incurred operating losses since our inception in 2000. We do not currently have any assured sources of revenues. Although Alimera launched ILUVIEN commercially in the U.K. and Germany in the second quarter of 2013 and announced its intention to launch in France in the first quarter of 2014, we do not know the timing and extent of any revenues we may receive from ILUVIEN for DME. Unless Alimera receives FDA approval of ILUVIEN for DME, we will not be entitled to receive the $25.0 million milestone payment that would be due on such an approval, and Alimera will not be able to sell, nor will we earn any revenues from sales of, ILUVIEN for DME in the U.S. We will not receive any funding under our Restated Pfizer Agreement unless Pfizer exercises its option with respect to the Latanoprost Product, which becomes exercisable only if we complete Phase II clinical trials, which have not yet been initiated, or if we cease development of the Latanoprost Product prior to completion of those trials. There is no assurance that Pfizer will exercise its option. Our Retisert royalty income from Bausch & Lomb is not expected to increase to a level sufficient to sustain our operations and may decline. Further, we expect to significantly increase our research and development expense as a result of our independent development of Medidur for posterior uveitis. Our ability to achieve profitability is expected to depend, among other things, upon Alimera’s ability to achieve FDA approval of and to successfully commercialize ILUVIEN for DME and our or any other licensees’ ability to achieve regulatory approval and sufficient revenues from commercialization of one or more products.

We expect to need additional capital resources to fund our operations, and our ability to obtain them is uncertain.

We expect to continue to generate negative cash flows from operations unless and until ILUVIEN for DME achieves sufficient revenues from commercialization or one or more of our product candidates achieves regulatory approval and sufficient revenues from commercialization. During the past three fiscal years, we have financed our operations primarily from the proceeds of offerings of our common stock and warrants and consideration received from our collaborative partners, including license fees and research and development funding. We currently have no committed funding from collaborative partners. We believe that our cash, cash equivalents and marketable securities of $10.3 million at June 30, 2013 together with the $9.9 million of net proceeds from our July 2013 underwritten public offering of common stock, expected Retisert royalty income and other expected cash inflows under existing collaboration and technology evaluation agreements, will enable us to fund our current and planned operations through calendar year 2014. This includes expected costs through that date of Phase III clinical trials of Medidur for posterior uveitis, but does not include any potential milestone or net profits receipts under the Alimera collaboration agreement. Our capital resources would be enhanced if Alimera successfully commercializes ILUVIEN for DME in the EU and if ILUVIEN for DME were approved and successfully commercialized in the U.S., although even so, the amount and timing of any such receipts is uncertain. Accordingly, we expect to need additional resources to fund our planned Phase III trials of Medidur for posterior uveitis and other research and development and operations. Our need for additional capital resources will be influenced by the following factors, among others:

•	whether, when and to what extent we receive revenues from Alimera with respect to ILUVIEN for DME, including from commercialization in the EU or upon any approval or commercialization in the U.S.;

•	the timing and cost of development of Medidur for posterior uveitis;

•	whether and when we initiate and complete Phase II clinical trials for the Latanoprost Product and Pfizer exercises its option;

•	whether and the extent to which we internally fund, when we initiate, and how we conduct product development and programs, including with respect to our BioSilicon and Tethadur technology;

•	whether and when we are able to enter into strategic arrangements for products and the nature of those arrangements;

•	timely and successful development, regulatory approval and commercialization of our products and product candidates;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims; and

•	changes in our operating plan, resulting in increases or decreases in our need for capital.

We may seek additional capital resources through possible sales of equity or debt securities or new collaborative or licensing agreements and/or possible other agreements and transactions. Many factors relating to our company, such as the status of FDA approval of ILUVIEN for DME, the status of commercialization of ILUVIEN for DME in the EU, and the status of development of our product candidates, as well as the state of the economy and the financial and credit markets, may make our ability to secure additional capital resources more difficult to obtain or result in less favorable terms. If available, funding through collaboration, licensing or other agreements may be on unfavorable terms, including requiring us to relinquish rights to certain of our technologies or products, additional equity financing may be dilutive to stockholders, and debt financing may involve restrictive covenants or other unfavorable terms and potential dilutive equity. If adequate financing is not available if and when needed, we may be required to delay, reduce the scope of or eliminate research or development programs, postpone or cancel the pursuit of product candidates, including pre-clinical and clinical trials and new business opportunities, reduce staff and operating costs or otherwise significantly curtail our operations to reduce our cash requirements and extend our capital.

If the recorded value of our intangible assets under GAAP is further impaired, our financial results could be materially adversely affected.

We recorded significant amounts of intangible assets in connection with earlier acquisitions. We took impairment charges of $3.1 million with respect to the value of our Durasert intangible asset and $11.7 million with respect to the value of our BioSilicon intangible asset as of December 31, 2011. We had $3.4 million of intangible assets on our balance sheet as of June 30, 2013, of which $2.4 million related to our Durasert technology and $1.0 million related to our BioSilicon technology. We will continue to conduct impairment analyses of our intangible assets as required, and we would be required to take additional impairment charges in the future if any recoverability assessments of those assets reflect fair market values that are less than our recorded values, and such charges could be significant. The carrying values of our Durasert and BioSilicon technology systems could be impaired if there is a future triggering event, including, without limitation, adverse events with respect to clinical development, regulatory approval and success of commercialization of products using those technologies, and significant changes in our market capitalization. Further impairment charges on our intangible assets could have a material adverse effect on our results of operations.

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

Due to fluctuations in our operating results, quarterly comparisons of our financial results may not necessarily be meaningful, and investors should not rely upon such results as an indication of future performance. In addition, investors may react adversely if our reported operating results are less favorable than in a prior period or are less favorable than those anticipated by investors in the financial community, which may result in decreases in our stock price.

Our royalty income from Bausch & Lomb may decline.

We do not expect that our Retisert royalty income from Bausch & Lomb will grow materially, if at all, and it may decline. There is no assurance that Bausch & Lomb will continue to market Retisert, which received marketing approval in 2005. Bausch & Lomb no longer markets Vitrasert.

RISKS RELATED TO THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS AND PRODUCT CANDIDATES

If the FDA does not approve ILUVIEN for DME, Alimera will be unable to commercialize the product in the U.S., and we will not receive payments to which we would be entitled upon such approval and from successful commercialization, which could materially impair our financial prospects.

Alimera received a 2010 CRL from the FDA with respect to its NDA for ILUVIEN for DME and the 2011 CRL in response to its first resubmission of the NDA. In both the 2010 and 2011 CRLs, the FDA stated that it was unable to approve the then current NDA. Although Alimera resubmitted the NDA a second time and received a new PDUFA goal date of October 17, 2013, there is no assurance that Alimera’s resubmission will demonstrate to the FDA that the benefits of ILUVIEN for DME outweigh its risks, that additional clinical trials will not be required, that the subgroup of patients with chronic DME considered insufficiently responsive to available therapies will be acceptable to the FDA or that Alimera will be able to obtain regulatory approval for ILUVIEN for DME in the U.S. Accordingly, ILUVIEN for DME may never be approved and marketed in the U.S., in which case we would not receive the milestone payment to which we would be entitled on FDA approval or any revenues from commercialization, which would be materially adverse to our business. Further, we do not know whether Alimera will continue to seek to develop, or receive approval from the FDA or other regulatory agencies for, ILUVIEN for the treatment of other eye conditions currently being studied under Alimera’s agreement with us.

Sales of ILUVIEN for DME in the EU may be materially adversely affected by pricing and reimbursement decisions of regulatory bodies, insurers and others.

Prices, coverage and reimbursement in EU countries are regulated, with prices generally lower and access to drugs more limited than in the U.S., which could continue to affect the amount of revenues from the commercialization of ILUVIEN for DME in the EU. Alimera has been engaged in regulatory proceedings and negotiations with respect to pricing and reimbursement. There is no assurance as to what level of governmental pricing and reimbursement will be permitted, particularly in light of the ongoing budget crises faced by a number of countries in the EU. For example, there is no assurance that the patient population in the U.K. will expand beyond privately insured and private pay patients or what the level of permitted reimbursement will be. There can be no assurance that NICE will accept the recommendation of the Appraisal Committee and amend its final guidance to provide ILUVIEN for the treatment of pseudophakic patients or that such patients will be reimbursed by the National Health Service. Similarly, there is no assurance that Alimera will achieve satisfactory agreements with statutory insurers in Germany to avoid individual reimbursement submissions. Alimera has reported its belief that sales of ILUVIEN for DME in Germany and the U.K. have been adversely affected, and future sales in those and other EU countries may be adversely affected, by pricing and reimbursement decisions, and such affects may be material.

We do not know if and when we will receive revenues from any commercialization of ILUVIEN for DME in the EU and the extent of those revenues.

There is no assurance if and when, and to what extent, we will receive revenues from the commercialization of ILUVIEN for DME in the EU. Although Alimera commercially launched ILUVIEN in the U.K. and Germany during the quarter ended June 2013, there were limited sales in that quarter. Alimera has announced its intention to launch in France in the first quarter of 2014, but has not announced commercialization plans for the other EU countries where it has marketing approval. Alimera has no prior experience in commercializing products. There is no assurance that Alimera will be able to build and manage a successful commercial operation in the EU or that it will have sufficient capital to do so. Further, because we are entitled to a net profit participation on sales of ILUVIEN wherever Alimera markets ILUVIEN directly and a percentage of royalties and non-royalty consideration wherever Alimera sublicenses the marketing of ILUVIEN, the amount and timing of any revenues we receive will be affected by the manner in which Alimera determines to market ILUVIEN in other countries. Although Alimera has reported that it intends to seek marketing approval of ILUVIEN for DME in additional EU countries, there is no assurance that Alimera will apply for or obtain any such additional approvals. Further, we cannot project what the demand will be for ILUVIEN for DME in the EU countries where ILUVIEN is marketed.

Both ILUVIEN and Medidur for posterior uveitis deliver FAc, a corticosteroid that has demonstrated undesirable side effects in the eye, which may affect the approvability and success of these micro-inserts for DME, posterior uveitis and other eye diseases.

Both ILUVIEN and Medidur for posterior uveitis deliver the non-proprietary corticosteroid FAc, which is associated with undesirable side effects in the eye, such as cataract formation and elevated intraocular pressure, which may increase the risk of glaucoma and related surgery to manage those side effects. In the 2011 CRL, the FDA stated that the risks of adverse reactions shown for ILUVIEN for DME in the FAME Study were significant and were not offset by the benefits demonstrated by ILUVIEN for DME in those clinical trials. These side effects may affect the approvability of ILUVIEN for DME and the other eye conditions for which it is being studied. Although FDA-approved Retisert and our product candidate Medidur both deliver FAc to treat posterior uveitis, there is no assurance that Medidur will be safe and efficacious for the treatment of posterior uveitis in light of its expected side effects from FAc. Even if these product candidates are approved, these side effects may adversely affect their successful marketing.

There is no assurance that Pfizer will exercise its option with respect to the Latanoprost Product or that we will receive any further financial consideration under the Restated Pfizer Agreement.

In June 2011, we amended our Collaborative Research and License Agreement with Pfizer to focus solely on the development of the Latanoprost Product. Development of this product through Phase II clinical trials is at our own expense. Pfizer has an option for an exclusive, worldwide license to develop and commercialize the Latanoprost Product upon our completion of Phase II clinical trials or if we cease development of the Latanoprost Product prior to completion of those trials. There is no assurance that we will commence or complete Phase II clinical trials for the Latanoprost Product; that if completed, the trials will be successful; that Pfizer will, in any event, exercise its option; that if exercised, Pfizer will commence Phase III clinical trials; or that the Latanoprost Product will achieve successful Phase III trial results, regulatory approvals or commercial success. As a result, there is no assurance that we will receive any further licensing, milestone or royalty payments under the Restated Pfizer Agreement.

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

ILUVIEN for DME has completed pivotal clinical trials, which were conducted pursuant to our Alimera collaboration agreement, and Medidur for posterior uveitis has commenced the first of two pivotal Phase III clinical trials. All of our other product development is at earlier stages. An investigator-sponsored Phase I/II study of the Latanoprost Product is ongoing, but we have not commenced Phase II clinical trials, and BioSilicon and Tethadur product candidates are all in the pre-clinical stage. Product development at all stages involves a high degree of risk, and only a small proportion of research and development programs result in product candidates that advance to pivotal clinical trials or to approved products. There is no assurance that evaluation agreements we have with third parties will result in any product candidates or licenses, or that we or our licensees will commence or continue clinical trials for any of our product candidates. If clinical trials conducted by or for us or our licensees for any of our product candidates do not provide the necessary evidence of safety and efficacy, those product candidates cannot be manufactured and sold, and will not generate revenues. Initial or subsequent clinical trials may not be initiated by or for us or our licensees for product candidates or may be delayed or fail due to many factors, including the following:

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

•

failure to comply with current good laboratory practices (GLP), good clinical practices (GCP) or good manufacturing practices or similar foreign regulatory requirements that affect the conduct of pre-clinical and clinical studies and the manufacturing of products;

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

Our strategy includes independently developing products, but we have limited product development capability and no marketing or sales staff. Developing products and achieving market acceptance for them can require extensive and substantial efforts by experienced personnel as well as expenditure of significant funds. We may not be able to establish or fund sufficient capabilities necessary to develop products and achieve market penetration ourselves.

Our business strategy also includes entering into collaborative and licensing arrangements for the development and commercialization of our product candidates, where appropriate, and we currently have collaboration and/or licensing arrangements with Alimera, Pfizer, Bausch & Lomb and Enigma. The curtailment or termination of any of these arrangements could adversely affect our business, our ability to develop and commercialize our products, product candidates and proposed products and our ability to fund operations.

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

To the extent that we seek to independently manufacture, market and sell products or are unable to enter into future license agreements with marketing and sales partners where we deem appropriate, we would experience increased capital requirements to develop the ability to manufacture, market and sell future products. There can be no assurance that we will be able to manufacture, market or sell our products or future products independently.

Our current licensees may terminate their agreements with us at any time, and if they do, we will lose the benefits of those agreements and may not be able to develop and sell products currently licensed to them.

Our licensees have rights of termination under our agreements with them. Exercise of termination rights by one or more of our licensees may leave us without the financial benefits and development, marketing or sales resources provided under the terminated agreement, which may have an adverse effect on our business, financial condition and results of operations. Additionally, our interests may not continue to coincide with those of our partners, and our partners may develop, independently or with third parties, products or technologies that could compete with our products. Further, we may disagree with our partners over the rights and obligations under those agreements, including ownership of technologies or other proprietary interests, noncompetition, payments or other issues, which could result in breach of the agreements, including related damages or injunctive relief or termination.

For example, Pfizer may terminate the Restated Pfizer Agreement with respect to the Latanoprost Product without penalty at any time and for any reason upon 60 days’ written notice, Bausch & Lomb may terminate its license agreement with respect to Retisert without penalty at any time upon 90 days’ written notice and Alimera may abandon the development and commercialization of any licensed product, including ILUVIEN for DME, at any time.

Any of our licensees may decide not to continue to develop, exercise options or commercialize products under their respective agreements, change strategic focus, or pursue alternative technologies instead of our technologies or develop competing products. While Pfizer and Bausch & Lomb have significant experience in the ophthalmic field and have substantial resources, there is no assurance whether, and to what extent, that experience and those resources will be devoted to our technologies. Alimera has limited experience and limited financial resources, and ILUVIEN for DME is Alimera’s first commercial product. Actions, including breaches or termination of these agreements by our licensees, could delay, impair or stop the development or commercialization of any of the products or product candidates licensed to them or require significant additional capital investment by us, which we may not have the resources to fund.

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

Many of these competitors have greater experience in developing products, conducting clinical trials, obtaining regulatory approvals or clearances and manufacturing and marketing products than we do.

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

Our success is dependent on whether we can obtain patents, defend our existing patents and operate without infringing on the proprietary rights of third parties. As of August 31, 2013, we had 212 patents and 111 pending patent applications, including patents and pending applications covering our Durasert, BioSilicon (including Tethadur) and other technologies. Intellectual property protection of our technologies is uncertain. We expect to seek to patent and protect our proprietary technologies. However, there is no assurance that any additional patents will be issued to us as a result of our pending or future patent applications or that any of our patents will withstand challenges by others. In addition, we may not have sufficient funds to patent and protect our proprietary technologies to the extent that we would desire, or at all. If we were determined to be infringing any third-party patent, we could be required to pay damages, alter our products or processes, obtain licenses, pay royalties or cease certain operations. We may not be able to obtain any required licenses on commercially favorable terms, if at all. In addition, many foreign country laws may treat the protection of proprietary rights differently from, and may not protect our proprietary rights to the same extent as, laws in the United States and Patent Co-operation Treaty countries.

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

We are dependent upon the principal members of our management and scientific staff. In addition, we believe that our future success in developing our products and achieving a competitive position may depend on whether we can attract and retain additional qualified management and scientific personnel. There is strong competition for management and scientific personnel within the industry in which we operate, and we may not be able to attract and retain such personnel. As we have a small number of employees and we believe our products are unique and highly specialized, the loss of the services of one or more of the principal members of our management or scientific staff, or the inability to attract and retain additional personnel and develop expertise as needed, could have a material adverse effect on our results of operations and financial condition.

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

We manufacture supplies in connection with pre-clinical or clinical studies conducted by us or our licensees. Our licensees have the exclusive rights to manufacture commercial quantities of products, once approved for marketing. Our and our licensees’ reliance on third-party manufacturers entails risks, including:

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

Changes in the regulatory approval policy during the development period, changes in or the enactment of additional regulations or statutes, or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. For example, the July 9, 2012 reauthorization of the PDUFA extended by two months the period in which the FDA is expected to review and approve certain NDAs. Although the FDA has recently stated that it expects to meet PDUFA’s updated timing goals, it has in the past provided its managers discretion to miss them due to heightened agency workload or understaffing in the review divisions. Accordingly, it remains unclear whether and to what extent the FDA will adhere to PDUFA timing goals in the future, which could delay approval and commercialization of our product candidates.

RISKS RELATED TO OUR COMMON STOCK

The price of our common stock may be volatile.

The price of our common stock (including common stock represented by CHESS Depositary Interests (CDIs)) may be affected by developments directly affecting our business as well as by developments out of our control or not specific to us. The price of our common stock dropped significantly when the FDA issued its 2011 CRL with respect to ILUVIEN for DME. The biotechnology sector, in particular, and the stock market generally, are vulnerable to abrupt changes in investor sentiment. Prices of securities and trading volume of companies in the biotechnology industry, including ours, can swing dramatically in ways unrelated to, or that bear a disproportionate relationship to, our performance. The price of our common stock (and CDIs) and their trading volumes may fluctuate based on a number of factors including, but not limited to:

•	clinical trials and their results and other product and technological developments and innovations;

•	FDA and other domestic and international governmental regulatory actions, receipt and timing of approvals of our product candidates, and any denials and withdrawal of approvals;

•	competitive factors, including the commercialization of new products in our markets by our competitors;

•	advancements with respect to treatment of the diseases targeted by our product candidates;

•	developments relating to and actions by our collaborative partners, including execution, amendment and termination of agreements, achievement of milestones and receipt of payments;

•	the success of our collaborative partners in marketing any approved products and the amount and timing of payments to us;

•	availability and cost of capital and our financial and operating results;

•	actions with respect to pricing, reimbursement and coverage, and changes in reimbursement policies or other practices relating to our products or the pharmaceutical industry generally;

•	meeting, exceeding or failing to meet analysts’ or investors’ expectations, and changes in evaluations and recommendations by securities analysts;

•	economic, industry and market conditions, changes or trends; and

•	other factors unrelated to us or the biotechnology industry.

In addition, low trading volume in our common stock or our CDIs may increase their price volatility. Holders of our common stock and CDIs may not be able to liquidate their positions at the desired time or price. Finally, we will need to continue to meet the listing requirements of the NASDAQ Global Market, including the minimum stock price, and the Australian Securities Exchange (ASX) for our stock and CDIs to continue to be traded on those exchanges, respectively.

If the holders of our outstanding warrants and stock options exercise their warrants and options, ownership of our common stock holders may be diluted, and our stock price may decline.

As of August 31, 2013, we had outstanding warrants and options to acquire approximately 5.1 million shares of our common stock, or approximately 16.1% of our shares on a fully diluted basis. The issuance of shares of our common stock upon exercise of these warrants and stock options could result in dilution to the interests of other holders of our common stock and could adversely affect our stock price. The overhang of outstanding warrants and options may adversely affect our stock price.

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

•	526 square feet of laboratory space in Malvern, United Kingdom under a lease agreement that expires in June 2015, subject to our right at any time to terminate upon six months advance written notice.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

Our common stock is traded on the NASDAQ Global Market under the trading symbol “PSDV”. The following table sets forth the high and low prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated:

	High	Low
Fiscal year ended June 30, 2013:
First Quarter	$3.50	$1.45
Second Quarter	1.69	1.17
Third Quarter	2.58	1.18
Fourth Quarter	4.03	2.09
Fiscal year ended June 30, 2012:
First Quarter	$5.23	$4.00
Second Quarter	4.81	1.02
Third Quarter	2.85	1.11
Fourth Quarter	2.80	1.47

On September 23, 2013, the last reported sale price of our common stock on the NASDAQ Global Market was $4.03. As of that date, we had approximately 26 holders of record of our common stock and, according to our estimates, approximately 3,750 beneficial owners of our common stock. In addition, as of that date, there were approximately 2,250 beneficial owners of our CDIs.

We have never paid cash dividends, and we do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of June 30, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column a) (c)
Equity Compensation plans approved by security holders	3,554,549	$2.92	1,056,459
Equity Compensation plans not approved by security holders	—	—	—

Total	3,554,549	$2.92	1,056,459

On the first day of each fiscal year until July 1, 2017, the number of shares reserved for issuance under the Company’s 2008 Incentive Plan will be increased by the least of (i) 750,000 shares; (ii) 4% of the then outstanding shares of common stock; and (iii) any such lesser number of shares as is determined by the Compensation Committee of the Board of Directors. On July 1, 2013, the number of shares issuable under the 2008 Incentive Plan was increased by 750,000 shares.

Issuer Repurchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical financial data set forth below as of June 30, 2013, 2012, 2011, 2010 and 2009 and for each of the years then ended have been derived from our audited consolidated financial statements, of which the financial statements as of June 30, 2013 and 2012 and for the years ended June 30, 2013, 2012 and 2011 are included elsewhere in this Annual Report on Form 10-K.

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

	Year Ended June 30,
	2013	2012	2011	2010	2009
	(In thousands except per share data)
Consolidated Statements of Operations Data:
Revenues:
Collaborative research and development (1)	$780	$2,080	$3,612	$22,570	$12,002
Royalty income	1,363	1,446	1,353	483	160

Total revenues	2,143	3,526	4,965	23,053	12,162

Operating expenses:
Research and development	7,005	7,039	6,864	6,994	8,007
General and administrative	7,169	6,868	8,104	6,968	8,791
Impairment of intangible assets (2)	—	14,830	—	—	—

Total operating expenses	14,174	28,737	14,968	13,962	16,798

Operating (loss) income	(12,031)	(25,211)	(10,003)	9,091	(4,636)

Other income (expense):
Change in fair value of derivatives	—	170	1,140	(339)	959
Interest income	16	38	30	27	162
Other (expense) income, net	(2)	(1)	(13)	(3)	53

Total other income (expense)	14	207	1,157	(315)	1,174

(Loss) income before income taxes	(12,017)	(25,004)	(8,846)	8,776	(3,462)
Income tax benefit (expense)	117	169	218	(23)	951

Net (loss) income	$(11,900)	$(24,835)	$(8,628)	$8,753	$(2,511)

Net (loss) income per share:
Basic	$(0.52)	$(1.19)	$(0.44)	$0.48	$(0.14)

Diluted	$(0.52)	$(1.19)	$(0.44)	$0.46	$(0.14)

Weighted average common shares outstanding:
Basic	23,044	20,791	19,489	18,405	18,263

Diluted	23,044	20,791	19,489	18,895	18,263

	As of June 30,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,899	$4,625	$12,912	$15,514	$6,899
Marketable securities	3,374	9,946	11,216	2,051	—
Total assets	16,249	20,597	47,113	43,014	37,104
Total deferred revenue—current and long-term	5,984	5,959	7,847	6,896	10,534
Total stockholders’ equity	7,700	13,636	37,433	33,041	23,541

(1)	Amounts recognized include $368,000 in fiscal 2013, $754,000 in fiscal 2012 and $3.3 million in fiscal 2011 from our Restated Pfizer Agreement; $67,000 in fiscal 2013, $111,000 in fiscal 2012, $192,000 in fiscal 2011, $22.3 million in fiscal 2010 and $11.8 million in fiscal 2009 from our collaboration agreement with Alimera; and $1.1 million in fiscal 2012 in connection with the termination of our field-of-use license agreement with Intrinsiq. See Note 3 to the accompanying consolidated financial statements for additional information.

(2)	At December 31, 2011, we recorded a $14.8 million impairment charge related to our BioSilicon and Durasert intangible assets as discussed in Notes 4 and 7 to the accompanying consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We develop tiny, sustained-release products designed to deliver drugs and biologics at a controlled and steady rate for weeks, months or years. Utilizing our core technology platforms, Durasert™ and BioSilicon™, we are focused on treatment of chronic diseases of the back of the eye and are also exploring applications outside ophthalmology. We have developed three of the four sustained-release products for treatment of retinal diseases currently approved in the U.S. or European Union (EU), and our lead product candidate began a Phase III clinical trial in June 2013. Our strategy includes developing products independently while continuing to leverage our technology platforms through collaboration and license agreements.

ILUVIEN®, our most recently approved product, is an injectable, sustained-release micro-insert that provides treatment of vision impairment associated with chronic diabetic macular edema (DME) considered insufficiently responsive to available therapies over a period of up to three years. ILUVIEN is licensed to and sold by Alimera Sciences, Inc. (Alimera), and we are entitled to a share of the net profits, as defined, from Alimera’s sales of ILUVIEN for DME. Alimera commenced the commercial launch of ILUVIEN for DME in the U.K. and Germany in the second quarter of 2013 and expects to launch in France in the first quarter of 2014. The International Diabetes Federation has estimated that approximately 19.0 million people have diabetes in the seven EU countries where ILUVIEN has received or been recommended for marketing authorization, of which Alimera has estimated that approximately 1.1 million people suffer from vision loss associated with DME. Alimera is also seeking marketing approval for ILUVIEN for DME in the U.S. In the second quarter of 2013, Alimera received a new Prescription Drug User Fee Act (PDUFA) goal date of October 17, 2013 after resubmitting its New Drug Application (NDA) for ILUVIEN for DME. The resubmission responded to a second Complete Response Letter (CRL) received from the U.S. Food and Drug Administration (FDA) in November 2011.

Medidur™, our lead development product, commenced the first of our two planned Phase III clinical trials for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye (posterior uveitis) in June 2013. Medidur uses the same Durasert micro-insert used in ILUVIEN and delivers a lower dose of the same drug as our FDA-approved Retisert® for posterior uveitis, which is licensed to Bausch & Lomb. We are developing Medidur independently.

We are also developing a bioerodible, injectable micro-insert delivering latanoprost (the Latanoprost Product) to treat glaucoma and ocular hypertension. Under an amended collaboration agreement, Pfizer has an option, under certain circumstances, to license the development and commercialization of the Latanoprost Product worldwide.

We are engaged in pre-clinical research with respect to both our BioSilicon and Durasert technology platforms. The primary focus of our BioSilicon technology research is the sustained delivery of peptides, proteins, antibodies and other large biologic molecules using our Tethadur™ technology in both ophthalmic and non-ophthalmic applications. Our research program also includes the use of Durasert technology in orthopedic applications and for systemic delivery of therapeutic agents.

Our FDA-approved Retisert provides sustained release treatment of posterior uveitis for approximately two and a half years and is licensed to and sold by Bausch & Lomb.

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

Revenue Recognition

Our business strategy includes entering into collaborative license and development agreements for the development and commercialization of product candidates utilizing our technology systems. The terms of these arrangements typically include multiple deliverables by us (for example, granting of license rights, providing research and development services and manufacturing of clinical materials, participating on joint research committees) in exchange for consideration to us of some combination of non-refundable license fees, funding of research and development activities, payments based upon achievement of clinical development, regulatory and sales milestones and royalties in the form of a designated percentage of product sales or profits.

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

For the year ended June 30, 2013, we reported $780,000 of collaborative research and development revenue. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured.

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

We concluded that our deliverables under the Restated Pfizer Agreement are conducting the research and development program for the Latanoprost Product through completion of Phase II (the “R&D program”) and participation on a Joint Steering Committee (JSC). We treat these as a single deliverable, having concluded that the JSC does not have standalone value separate from the R&D program. We concluded that the Pfizer exercise option for the worldwide exclusive license is not a deliverable of the arrangement, due to it being a substantive option and not being priced at a significant and incremental discount.

The total arrangement consideration of the Restated Pfizer Agreement totaled $10.05 million, which consisted of the $7.75 million of deferred revenue on our balance sheet at the effective date plus the $2.3 million upfront payment. The difference between the total arrangement consideration and the estimated selling price of the combined deliverables, or $3.3 million, was recognized as collaborative research and development revenue in the quarter ended June 30, 2011, the period of the modification. The remaining balance is being recognized as revenue using the proportional performance method over the estimated period of our performance obligations under the R&D program.

To determine the estimated selling price of the combined deliverable, we applied an estimated margin to our cost projections for the combined deliverable. A change in the estimated margin or our cost projections would have directly impacted the amount of revenue recognized during fiscal 2011. An increase of 10% in our estimated selling price of the combined deliverables would have reduced revenue recognized in fiscal 2011 by $670,000 and would have increased the amount of deferred revenue recognized in each of fiscal 2012 and fiscal 2013 by 10%, or $75,000 and $37,000, respectively. Application of the proportional performance method in any fiscal period would result in an increase or decrease in revenue recognized to the extent that the aggregate projected costs to conduct the R&D program decreases or increases, respectively, compared to the previous period.

Valuation of Intangible Assets

At December 31, 2011, we recorded a $11.7 million impairment of our BioSilicon intangible and a $3.1 million impairment of our Durasert intangible. The combination of the 2011 CRL and the subsequent significant decline in the Company’s market capitalization were determined to be impairment indicators of the Company’s finite-lived intangible assets. To assess the recoverability of the these assets (which had a carrying value of $19.4 million at December 31, 2011), we used both market-based and income-based valuation methodologies, and allocated the resulting fair value of the combined intangible assets to the individual assets based on values determined under the income-based approach.

We amortize our intangible assets using the straight-line method over their estimated economic lives, which currently extend through calendar year 2017 and is expected to result in a charge to operations of approximately $760,000 per year. We believe that the carrying value of our intangible assets will be recouped primarily through expected net cash flows from our existing or future collaboration agreements or through our own product development and commercialization.

We will continue to review our intangible assets for impairment whenever events or changes in business circumstances indicate that the asset carrying values may not be fully recoverable or that the useful lives of assets are no longer appropriate. Factors that could trigger an impairment review include the following:

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

Results of Operations

Years Ended June 30, 2013 and 2012

	Year ended June 30,		Change
	2013	2012	Amounts	%
	(In thousands except percentages)
Revenues	$2,143	$3,526	$(1,383)	(39)%

Operating expenses:
Research and development	7,005	7,039	(34)	(0)%
General and administrative	7,169	6,868	301	4%
Impairment of intangible assets	—	14,830	(14,830)	(100)%

Total operating expenses	14,174	28,737	(14,563)	(51)%

Operating loss	(12,031)	(25,211)	13,180	52%

Other income (expense):
Change in fair value of derivatives	—	170	(170)	(100)%
Interest income	16	38	(22)	(58)%
Other expense, net	(2)	(1)	(1)	(100)%

Total other income	14	207	(193)	(93)%

Loss before income taxes	(12,017)	(25,004)	12,987	52%
Income tax benefit	117	169	(52)	(31)%

Net loss	$(11,900)	$(24,835)	$12,935	52%

Revenues

We recognized total revenue of $2.1 million for fiscal 2013 as compared to $3.5 million for fiscal 2012.

Collaborative research and development revenue declined to $780,000 in fiscal 2013, a 63% decrease from $2.1 million in fiscal 2012, primarily due to non-recurring revenue of $1.1 million in fiscal 2012, which was recognized upon the termination of a field-of-use license. Approximately half of our collaborative research and development revenue was recognition of deferred revenue from collaboration agreements in fiscal 2013 compared to substantially all in the prior year. $738,000 of the remaining deferred revenue balance of $6.0 million at June 30, 2013 is expected to be recognized as revenue during fiscal 2014.

Our Retisert royalty income in fiscal 2013 increased to $1.4 million, a 3.6% increase over the prior year. Substantially all of the royalty income in both years was derived from sales of Retisert by Bausch & Lomb. During fiscal 2013, Bausch & Lomb discontinued sales of Vitrasert. We do not expect Retisert royalty income to increase significantly in the future, and it may decline.

Research and Development

Research and development totaled $7.0 million in each of fiscal 2013 and fiscal 2012. Periodic amortization of intangible assets decreased by $1.3 million in fiscal 2013 compared to fiscal 2012, which resulted from a $14.8 million intangible asset impairment write-down at December 31, 2011. This decrease was substantially offset in fiscal 2013 by approximately $700,000 of initial costs incurred for the first of two planned pivotal Phase III clinical trials of Medidur for posterior uveitis, which commenced in the quarter ended June 30, 2013, and an approximate $600,000 increase in personnel costs, which consisted primarily of additional headcount and cash incentive compensation accruals. We expect to significantly increase our research and development expense in fiscal 2014 in connection with patient enrollment for the Phase III clinical trial of Medidur.

General and Administrative

General and administrative costs increased by $301,000, or 4%, to $7.2 million for fiscal 2013 from $6.9 million for fiscal 2012, primarily attributable to $630,000 of cash incentive compensation accruals, which compared to zero in the prior year. This was partially offset by an approximate $430,000 decrease in professional fees.

Other Income

Other income decreased by $193,000, or 93%, to $14,000 for fiscal 2013 from $207,000 for fiscal 2012. Other income for fiscal 2012 consisted primarily of the change in fair value of derivatives of $170,000. This income, which reduced the derivative liability balance to zero, was determined using the Black-Scholes valuation model, and resulted from the July 2012 expiration of the remaining warrants denominated in Australian dollars (A$), which were recorded as derivative liabilities at issuance and revalued at subsequent period reporting dates. Interest income, net, decreased by $23,000 from fiscal 2012 to fiscal 2013 as a result of lower levels of marketable securities investments and further decreases in yields for investment grade corporate bonds and commercial paper of short maturities.

Income Tax Benefit

Income tax benefit, which consisted of foreign research and development tax credits, decreased by $52,000, or 31%, to $117,000 in fiscal 2013 from $169,000 in fiscal 2012, primarily attributable to the impact of third party funding of certain qualified research and development costs.

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

We restated the Pfizer Agreement in fiscal 2011, for which we received $2.3 million in upfront consideration, resulting in an aggregate $10.0 million balance of deferred revenue associated with that agreement. In fiscal 2011, we recognized $3.3 million of deferred revenue from that agreement, and the remainder is being recognized as revenue using the proportional performance method over the estimated period of our performance obligations under the Latanoprost Product research program.

Collaborative research and development revenue for fiscal 2012 of $2.1 million consisted primarily of deferred revenue recognition of $754,000 related to the Restated Pfizer Agreement and $1.1 million resulting from the termination of a field-of-use license. This compares to $3.6 million of collaborative research and development revenue for fiscal 2011, which was predominantly associated with the Restated Pfizer Agreement.

Substantially all of our royalty income in fiscal 2012 and fiscal 2011 was from sales of Retisert. Our total royalty income increased by $92,000, or 6.8%, in fiscal 2012 compared to fiscal 2011, and approximated $1.4 million in each year. Our remaining royalty income was from Vitrasert sales.

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

General and Administrative

General and administrative costs decreased by $1.2 million, or 15%, to $6.9 million for fiscal 2012 from $8.1 million for fiscal 2011, primarily attributable to decreased stock-based compensation (including performance stock option forfeitures), professional fees and the absence in fiscal 2012 of cash incentive compensation, payment of which was subject to future conditions.

Change in Fair Value of Derivatives

Change in fair value of derivatives represented income of $170,000 for fiscal 2012 compared to income of $1.1 million for fiscal 2011. Warrants denominated in A$ were recorded as derivative liabilities, subject to revaluation at subsequent reporting dates. Fiscal 2011 income from the change in fair value of derivatives was predominantly due to the expiration of approximately 3.7 million, or 95%, of the A$-denominated warrants during that year. The derivative liabilities balance was reduced to zero during fiscal 2012 in connection with the July 2012 expiration of our last remaining A$-denominated warrants, with the result that we will not recognize income or loss relating to the change in the fair value of derivatives from these warrants in the future.

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

Liquidity and Capital Resources

During fiscal 2011 through fiscal 2013, we financed our operations primarily from registered direct offerings of our equity securities in January 2011 and August 2012, as well as operating cash flows from license fees and research and development funding from collaborations. At June 30, 2013, our principal source of liquidity consisted of cash, cash equivalents and marketable securities totaling $10.3 million. In July 2013, we enhanced our cash resources through the sale, in an underwritten public offering, of 3,494,550 shares of common stock for net proceeds of $9.9 million. Our cash equivalents are invested in institutional money market funds, and our marketable securities are invested in investment-grade corporate debt and commercial paper with maturities at June 30, 2013 ranging from one to seven months.

With the exception of net income in fiscal 2010 resulting from a non-recurring event, we have incurred operating losses since inception and, at June 30, 2013, we had a total accumulated deficit of $263.7 million. We do not currently have any assured sources of revenue and we generally expect negative cash flows from operations on a quarterly basis unless and until such time as we receive sufficient revenues from ILUVIEN for DME or one or more of our other product candidates achieve regulatory approval and provide us sufficient revenues. We believe that our capital resources of $10.3 million at June 30, 2013, together with the $9.9 million of net proceeds from our July 2013 share offering, expected Retisert royalty income and other expected cash inflows under existing collaboration and evaluation agreements will enable us to fund our operations as currently planned through calendar year 2014. This includes expected costs through that date of Phase III clinical trials of Medidur for posterior uveitis, but does not include any potential milestone or net profit receipts under the Alimera collaboration agreement. Our capital resources would be enhanced if Alimera successfully commercializes ILUVIEN for DME in the EU and if ILUVIEN for DME were approved and successfully commercialized in the U.S., although even so, the amount and timing of any such receipts is uncertain. Accordingly, we expect to need additional resources to fund our planned Phase III trials for Medidur for posterior uveitis, as well as other research and development and operations. Whether we will require, or desire, to raise additional capital will be influenced by many factors, including, but not limited to:

•	whether, when and to what extent we receive revenues from Alimera with respect to ILUVIEN for DME, including from commercialization in the EU or upon any approval or commercialization in the U.S.;

•	the timing and cost of development of Medidur for posterior uveitis;

•	whether and when we initiate Phase II clinical trials for the Latanoprost Product and Pfizer exercises its option;

•	whether and the extent to which we internally fund, when we initiate, and how we conduct product development and programs, including with respect to BioSilicon and Tethadur applications;

•	whether and when we are able to enter into strategic arrangements for products and the nature of those arrangements;

•	timely and successful development, regulatory approval and commercialization of our products and product candidates;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims; and

•	changes in our operating plan, resulting in increases or decreases in our need for capital.

Absent adequate levels of funding from existing and potential future collaboration or other agreements and/or financing transactions, management currently believes that our cash position beyond calendar year 2014 depends significantly on possible revenues from the successful commercialization by Alimera of ILUVIEN for DME in the EU and, if approved by the FDA, in the U.S. However, there is no assurance that the FDA or other additional regulatory authorities will approve ILUVIEN for DME, that it will achieve market acceptance in any market or that we will receive significant, if any, revenues from ILUVIEN for DME. Exercise by Pfizer of its option for the Latanoprost Product would also enhance our cash position, although there is no assurance when the option will become exercisable or if Pfizer will exercise it.

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

Our consolidated statements of historical cash flows are summarized as follows:

	Year Ended June 30,
	2013	2012	2011
	(In thousands)
Net loss:	$(11,900)	$(24,835)	$(8,628)
Changes in operating assets and liabilities	692	(2,715)	1,211
Other adjustments to reconcile net loss to cash flows from operating activities	2,463	18,549	4,247

Cash flows used in operating activities	$(8,745)	$(9,001)	$(3,170)

Cash flows provided by (used in) investing activities	$6,358	$606	$(9,498)

Cash flows provided by financing activities	$4,669	$114	$10,060

Sources and uses of operating cash flows for the years ended June 30, 2013, 2012 and 2011 are summarized as follows:

	Year Ended June 30,
	2013	2012	2011
	(In thousands)
Operating cash inflows:
License and collaboration agreements	$854	$187	$4,665
Royalty income	1,477	1,277	1,360
Foreign R&D tax credits	152	93	142
Federal R&D grants	—	—	208
Investment interest received, net	215	372	129

	2,698	1,929	6,504

Operating cash outflows:
Personnel costs	(4,539)	(4,906)	(3,926)
Professional fees	(2,729)	(3,330)	(3,061)
Clinical development and third-party R&D	(2,153)	(690)	(848)
All other operating cash outflows, net	(2,022)	(2,004)	(1,839)

	(11,443)	(10,930)	(9,674)

Cash flows used in operating activities	$(8,745)	$(9,001)	$(3,170)

Operating cash inflows for each year consisted primarily of payments received pursuant to license and collaboration agreements. As a percentage of total license and collaboration cash inflows, amounts attributable to Pfizer represented 92.2% in fiscal 2011, amounts attributable to Alimera represented 8.4% in fiscal 2013, 57.2% in fiscal 2012 and 5.3% in fiscal 2011, amounts attributable to Enigma represented 11.7% in fiscal 2013 and amounts attributable to various technology evaluation agreements represented 73.2% in fiscal 2013 and 26.7% in fiscal 2012.

Operating cash outflows increased by $513,000, or 4.7%, from fiscal 2012 to fiscal 2013, primarily as a result of $1.6 million of payments with respect to the first Phase III trial of Medidur for posterior uveitis, partially offset by the absence in fiscal 2013 of approximately $600,000 of fiscal 2011 cash incentive compensation paid in fiscal 2012 and an approximate $600,000 decrease in professional fees. Operating cash outflows increased by $1.3 million, or 13.0%, from fiscal 2011 to fiscal 2012, primarily as a result of increased personnel costs and professional fees.

Cash flows from investing activities were primarily attributable to maturities and sales of marketable securities, net of purchases, of $6.4 million for fiscal 2013 and $1.0 million for fiscal 2012, and to purchases of marketable securities, net of maturities, totaling $9.4 million for fiscal 2011. Purchases of property and equipment totaled $68,000 in fiscal 2013, $405,000 in fiscal 2012 and $133,000 in fiscal 2011.

Cash flows from financing activities in fiscal 2013 were attributable to $5.4 million of gross proceeds from the August 2012 registered direct offering of shares and warrants, net of approximately $700,000 of share issuance costs. Net cash inflows from financing activities in fiscal 2011 were predominantly attributable to $11.0 million of gross proceeds from the January 2011 registered direct offering of shares and warrants, net of $1.0 million of share issuance costs. In addition, cash flows from financing activities included proceeds from the exercise of stock options totaling $114,000 in fiscal 2012 and $17,000 in fiscal 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Tabular Disclosure of Contractual Obligations

The following table summarizes our minimum contractual obligations as of June 30, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating Lease Obligations	$456	$363	$93	$—	$—
Purchase Obligations	48	48	—	—	—

Total	$504	$411	$93	$—	$—

Our operating lease obligations consist predominantly of office and lab space in Watertown, Massachusetts and Malvern, U.K. Our purchase obligations consist of non-cancellable purchase orders for supplies and services.

We also have an agreement with a contract research organization (CRO) to conduct the first of two planned Phase III clinical trials of Medidur for posterior uveitis. We were contractually obligated for up to approximately $11.0 million for services under this agreement as of June 30, 2013. The timing of actual amounts owed under the agreement will depend on various factors, including patient enrollment and other progress of the clinical trial. We can terminate the agreement at any time, and if terminated, we would not be liable for the full amount of the contract, but rather for services through the termination date plus non-cancellable CRO obligations to third parties.

We also have employment agreements with our three executive officers that would require us to make severance payments to them if we terminate their employment without cause or the executives resign for good cause.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

We conduct operations in two principal currencies, the U.S. dollar and the Pound Sterling (£). The U.S. dollar is the functional currency for our U.S. operations, and the Pound Sterling is the functional currency for our U.K. operations. Changes in the foreign exchange rate of the Pound Sterling to the U.S. dollar impact the net operating expenses of our U.K. operations. The minimal strengthening of the U.S. dollar in fiscal 2013 compared to fiscal 2012 resulted in a net decrease in research and development expense of approximately $22,000. For every incremental 5% strengthening or weakening of the weighted average exchange rate of the U.S. dollar in relation to the Pound Sterling, our research and development expense in fiscal 2013 would have decreased or increased by $109,000, respectively. All cash and cash equivalents, and most other asset and liability balances, are denominated in each entity’s functional currency and, accordingly, we do not consider our statement of comprehensive loss exposure to realized and unrealized foreign currency gains and losses to be significant.

Changes in the foreign exchange rate of the Pound Sterling to the U.S. dollar also impacted total stockholders’ equity. As reported in the statement of comprehensive loss, the relative strengthening of the U.S. dollar in relation to the Pound Sterling at June 30, 2013 compared to June 30, 2012 resulted in a net increase of $29,000 in other comprehensive loss due to the translation of £731,000 of net assets of our U.K. operations, predominantly the BioSilicon technology intangible asset, into U.S. dollars. For every incremental 5% strengthening or weakening of the U.S. dollar at June 30, 2013 in relation to the Pound Sterling, our stockholders’ equity at June 30, 2013 would have decreased or increased, respectively, by approximately $56,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item may be found on pages F-1 through F-26 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(a)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S., and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, our management concluded that, as of such date, our internal control over financial reporting was effective based on those criteria.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company, as a smaller reporting company, to provide only management’s report in this Annual Report.

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

Paul Ashton, 52

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

Lori Freedman, 46

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

Leonard S. Ross, 63

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

Corporate Governance

We have adopted a written Code of Conduct that applies to all of our employees, officers and directors. This Code of Conduct is designed to ensure that our business is conducted with integrity and in compliance with SEC regulations and NASDAQ and ASX listing standards. The Code of Conduct covers adherence to laws and regulations as well as professional conduct, including employment policies, conflicts of interest and the protection of confidential information. The Code of Conduct is available on the “Corporate Governance” section of our website at www.psivida.com.

We intend to disclose any future amendments to, or waivers from, the Code of Conduct that affect our directors or senior financial and executive officers within four business days of the amendment or waiver by filing with the SEC a Current Report on Form 8-K.

Other Information

The other information required to be disclosed in Item 10 is hereby incorporated by reference to our 2013 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required to be disclosed in Item 11 is hereby incorporated by reference to our 2013 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed in Item 12 is hereby incorporated by reference to our 2013 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed in Item 13 is hereby incorporated by reference to our 2013 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be disclosed in Item 14 is hereby incorporated by reference to our 2013 Proxy Statement.

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

(a)(3)    Exhibits.

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.
	Articles of Incorporation and By-Laws

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1
3.2	By-Laws of pSivida Corp.	8-K12G3	06/19/08	3.2

	Instruments Defining the Rights of Security Holders

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1
4.2 +	Form of Warrant to Purchase Common Shares, dated January 24, 2011	8-K	01/19/11	99.3
4.3 +	Form of Warrant to Purchase Common Shares, dated August 7, 2012	8-K	08/02/12	4.1

	Material Contracts—Management Contracts and Compensatory Plans (*)

10.1	Employment Agreement, between pSivida Limited and Paul Ashton, dated January 1, 2006	20-F	12/08/06	4.35
10.2	Non-Competition Agreement, between pSivida Limited and Paul Ashton, dated October 3, 2005	20-F	01/18/06	4.35
10.3	Employment Agreement, between pSivida Limited and Lori Freedman, dated as of May 16, 2006	6-K	05/23/06	99.3
10.4	Employment Agreement, between pSivida Corp and Leonard S. Ross, dated December 17, 2010	8-K	12/21/10	10.1
10.5	Option Amendment Agreement, between pSivida Corp and Leonard S. Ross, dated December 17, 2010	8-K	12/21/10	10.2
10.6	Rules of the pSivida Corp. Employee Share Option Plan	8-K	06/20/08	10.40
10.7	2008 Equity Incentive Plan	8-K	08/01/12	10.1
10.8 +	Form of Stock Option Certificate for grants to executive officers under the pSivida Corp. 2008 Incentive Plan	8-K	09/10/08	10.1
10.9 +	Form of pSivida Corp. Nonstatutory Stock Options granted to Lori Freedman on September 4, 2008 and September 10, 2008	10-K	09/26/08	10.36

	Material Contracts—Leases

10.10	Commercial Sublease, between Exergen Corporation and Control Delivery Systems, Inc., dated as of April 6, 2005	20-F	01/18/06	4.19
10.11	Lease Renewal Agreement between pSivida Inc. and Exergen Corporation dated October 18, 2007	10-Q	02/11/08	10.1

	Material Contracts—License and Collaboration Agreements

10.12 #	Amended and Restated License Agreement between Control Delivery Systems, Inc. and Bausch & Lomb Incorporated dated December 9, 2003, as amended on June 28, 2005	20-F	01/18/06	4.12
10.13 #	Second Amendment to Amended and Restated License Agreement between pSivda US, Inc. and Bausch & Lomb dated August 1, 2009	10-K	09/25/09	10.13

Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.
10.14 #	Amended and Restated Collaborative Research and License Agreement, dated as of June 14, 2011, by and among pSivida Corp, pSivida US, Inc., pSiMedica Limited and Pfizer, Inc.	10-K/A	12/27/11	10.13
10.15 #	Amended and Restated Collaboration Agreement by and between pSivida Inc. and Alimera Sciences, Inc. dated March 14, 2008	8-K	04/26/10	10.01

Other Exhibits
21.1(a)	Subsidiaries of pSivida Corp.
23.1(a)	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP
31.1(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2(a)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1(a)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(a)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101(b)	The following materials from pSivida Corp.’s Annual Report on Form 10-K for the year ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Loss for the years ended June 30, 2013, 2012 and 2011; (iii) Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2013, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2013, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.

#	Confidential treatment has been granted for portions of this exhibit

+	The final versions of documents denoted as “form of” have been omitted pursuant to Rule 12b-31. Such final versions are substantially identical in all material respects to the filed versions of such documents, provided that the name of the investor, and the investor’s and/or the Company’s signatures are included in the final versions.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this annual report.

(a)	Filed herewith

(b)	Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSIVIDA CORP.

By:	/S/ PAUL ASHTON
Paul Ashton,
President and Chief Executive Officer

Date:	September 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/S/ DAVID J. MAZZO David J. Mazzo	Chairman of the Board of Directors	September 27, 2013

/s/ PAUL ASHTON Paul Ashton	President, Chief Executive Officer and Director (Principal Executive Officer)	September 27, 2013

/s/ LEONARD S. ROSS Leonard S. Ross	Vice President, Finance (Principal Financial and Accounting Officer)	September 27, 2013

/s/ DOUGLAS GODSHALL Douglas Godshall	Director	September 27, 2013

/s/ PAUL A. HOPPER Paul Hopper	Director	September 27, 2013

/s/ MICHAEL ROGERS Michael Rogers	Director	September 27, 2013

/s/ PETER SAVAS Peter Savas	Director	September 27, 2013

PSIVIDA CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of pSivida Corp.

Watertown, Massachusetts

We have audited the accompanying consolidated balance sheets of pSivida Corp. and subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of pSivida Corp. and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

September 27, 2013

PSIVIDA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

	June 30,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$6,899	$4,625
Marketable securities	3,374	9,946
Accounts and other receivables	597	967
Prepaid expenses and other current assets	1,594	421

Total current assets	12,464	15,959
Property and equipment, net	179	335
Intangible assets, net	3,430	4,226
Other assets	176	77

Total assets	$16,249	$20,597

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$671	$394
Accrued expenses	1,894	608
Deferred revenue	738	2,176

Total current liabilities	3,303	3,178
Deferred revenue	5,246	3,783

Total liabilities	8,549	6,961

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 60,000,000 shares authorized, 23,297,011 and 20,802,592 shares issued and outstanding at June 30, 2013 and 2012, respectively	23	21
Additional paid-in capital	270,415	264,431
Accumulated deficit	(263,658)	(251,758)
Accumulated other comprehensive income	920	942

Total stockholders’ equity	7,700	13,636

Total liabilities and stockholders’ equity	$16,249	$20,597

See notes to consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands except per share data)

	Year Ended June 30,
	2013	2012	2011
Revenues:
Collaborative research and development	$780	$2,080	$3,612
Royalty income	1,363	1,446	1,353

Total revenues	2,143	3,526	4,965

Operating expenses:
Research and development	7,005	7,039	6,864
General and administrative	7,169	6,868	8,104
Impairment of intangible assets	—	14,830	—

Total operating expenses	14,174	28,737	14,968

Operating loss	(12,031)	(25,211)	(10,003)

Other income (expense):
Change in fair value of derivatives	—	170	1,140
Interest income, net	16	38	30
Other expense, net	(2)	(1)	(13)

Total other income	14	207	1,157

Loss before income taxes	(12,017)	(25,004)	(8,846)
Income tax benefit	117	169	218

Net loss	$(11,900)	$(24,835)	$(8,628)

Net loss per share:
Basic and diluted	$(0.52)	$(1.19)	$(0.44)

Weighted average common shares outstanding:
Basic and diluted	23,044	20,791	19,489

Net loss	$(11,900)	$(24,835)	$(8,628)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(29)	(492)	919
Net unrealized gain (loss) on marketable securities	7	5	(11)

Other comprehensive (loss) income	(22)	(487)	908

Comprehensive loss	$(11,922)	$(25,322)	$(7,720)

See notes to consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value Amount
Balance at July 1, 2010	18,531,392	$19	$250,796	$(218,295)	$521	$33,041
Net loss	—	—	—	(8,628)	—	(8,628)
Other comprehensive income	—	—	—	—	908	908
Issuance of stock, net of issue costs	2,210,000	2	10,041	—	—	10,043
Exercise of stock options	7,250	—	17	—	—	17
Stock-based compensation	—	—	2,052	—	—	2,052

Balance at June 30, 2011	20,748,642	21	262,906	(226,923)	1,429	37,433
Net loss	—	—	—	(24,835)	—	(24,835)
Other comprehensive loss	—	—	—	—	(487)	(487)
Exercise of stock options	53,950	—	114	—	—	114
Stock-based compensation	—	—	1,411	—	—	1,411

Balance at June 30, 2012	20,802,592	21	264,431	(251,758)	942	13,636
Net loss	—	—	—	(11,900)	—	(11,900)
Other comprehensive loss	—	—	—	—	(22)	(22)
Issuance of stock, net of issue costs	2,494,419	2	4,667	—	—	4,669
Stock-based compensation	—	—	1,317	—	—	1,317

Balance at June 30, 2013	23,297,011	$23	$270,415	$(263,658)	$920	$7,700

See notes to consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended June 30,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(11,900)	$(24,835)	$(8,628)
Adjustments to reconcile net loss to cash flows from operating activities:
Impairment of intangible assets	—	14,830	—
Amortization of intangible assets	769	2,037	3,302
Depreciation of property and equipment	225	190	53
Change in fair value of derivatives	—	(170)	(1,140)
Amortization of bond premium on marketable securities	152	264	189
Stock-based compensation	1,317	1,411	2,052
Deferred income tax benefit	—	(13)	(209)
Changes in operating assets and liabilities:
Accounts and other receivables	364	(128)	285
Prepaid expenses and other current assets	(1,272)	(44)	(36)
Accounts payable	277	64	(64)
Accrued expenses	1,288	(712)	146
Deferred revenue	35	(1,895)	880

Net cash used in operating activities	(8,745)	(9,001)	(3,170)

Cash flows from investing activities:
Purchases of marketable securities	(7,758)	(15,392)	(15,963)
Maturities of marketable securities	14,184	15,299	6,598
Proceeds from sales of marketable securities	—	1,104	—
Purchases of property and equipment	(68)	(405)	(133)

Net cash provided by (used in) investing activities	6,358	606	(9,498)

Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	4,669	—	10,043
Proceeds from exercise of stock options	—	114	17

Net cash provided by financing activities	4,669	114	10,060

Effect of foreign exchange rate changes on cash and cash equivalents	(8)	(6)	6

Net increase (decrease) in cash and cash equivalents	2,274	(8,287)	(2,602)
Cash and cash equivalents at beginning of year	4,625	12,912	15,514

Cash and cash equivalents at end of year	$6,899	$4,625	$12,912

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—	$56

See notes to consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Operations

pSivida Corp. (together with its subsidiaries, the “Company”), incorporated in Delaware, develops tiny, sustained-release products designed to deliver drugs and biologics at a controlled and steady rate for weeks, months or years. Using its core technology platforms, Durasert™ and BioSilicon™, the Company is focused on treatment of chronic diseases of the back of the eye and is also exploring applications outside ophthalmology. The Company has developed three of the four sustained-release products for treatment of retinal diseases currently approved in the U.S. or European Union (“EU”), and its lead product candidate began a Phase III clinical trial in the fiscal 2013 fourth quarter. The Company’s strategy includes developing products independently while continuing to leverage its technology platforms through collaboration and license agreements.

ILUVIEN®, the Company’s most recently approved product, is an injectable, sustained-release micro-insert that provides treatment of vision impairment associated with chronic diabetic macular edema (“DME”) considered insufficiently responsive to available therapies over a period of up to three years. ILUVIEN is licensed to and sold by Alimera Sciences, Inc. (“Alimera”), and the Company is entitled to a share of the net profits, as defined, from Alimera’s sales of ILUVIEN for DME. Alimera commenced the commercial launch of ILUVIEN for DME in the United Kingdom and Germany in the second quarter of 2013 and expects to launch in France in the first quarter of 2014. Alimera is also seeking marketing approval for ILUVIEN for DME in the U.S. In the second quarter of 2013, Alimera received a new Prescription Drug User Fee Act (“PDUFA”) goal date of October 17, 2013 after resubmitting its New Drug Application (“NDA”) for ILUVIEN for DME. The resubmission responded to a second Complete Response Letter (“CRL”) received from the U.S. Food and Drug Administration (“FDA”) in November 2011.

Medidur™, the Company’s lead development product, commenced the first of two planned pivotal Phase III clinical trials for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye (“posterior uveitis”) in June 2013. Medidur uses the same Durasert micro-insert used in ILUVIEN and delivers a lower dose of the same drug as the Company’s FDA-approved Retisert® for posterior uveitis. The Company is developing Medidur independently.

The Company is also developing a bioerodible, injectable micro-insert delivering latanoprost (the “Latanoprost Product”) to treat glaucoma and ocular hypertension. Under an amended collaboration agreement, Pfizer has an option, under certain circumstances, to license the development and commercialization of the Latanoprost Product worldwide.

The Company is engaged in pre-clinical research with respect to both its BioSilicon and Durasert technology platforms. The primary focus of the BioSilicon technology research is the sustained delivery, using Tethadur™, of peptides, proteins, antibodies and other large biologic molecules in both ophthalmic and non-ophthalmic applications. The Company’s research program also includes the use of Durasert technology in orthopedic applications and for systemic delivery of therapeutic agents.

The Company’s FDA-approved product Retisert® provides sustained release treatment of posterior uveitis for approximately two and a half years and is licensed to and sold by Bausch & Lomb.

The Company has a history of operating losses and has financed its operations primarily from the proceeds of sales of its equity securities and the receipt of license fees, research and development funding, royalties and contingent cash payments from its collaboration partners. The Company believes that its cash, cash equivalents and marketable securities of $10.3 million at June 30, 2013, together with $9.9 million of net proceeds received from an underwritten public offering of common shares in July 2013 and expected Retisert royalty income and other expected cash inflows under existing collaboration agreements, will enable the Company to maintain its current and planned operations through calendar year 2014. This includes expected costs through that date of Phase III clinical trials of the posterior uveitis micro-insert, but excludes any potential milestone or net profit receipts under the Alimera collaboration agreement. The Company’s financial resources could be significantly improved if ILUVIEN for DME is approved by the FDA, which would entitle the Company to a $25.0 million milestone payment, or if Alimera successfully commercializes ILUVIEN for DME in the EU or, if approved, in the U.S. The Company’s ability to fund its planned operations beyond 2014, including completion of planned Phase III trials of the posterior uveitis micro-insert, is expected to depend on the amount and timing of cash receipts under existing collaboration agreements, as well as any future collaboration or other agreements and/or financing transactions.

2.	Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are presented in U.S. dollars in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the accounts of pSivida Corp. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company’s fiscal year ends on June 30 of each year. The years ended June 30, 2013, 2012 and 2011 may be referred to herein as fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Throughout these financial statements, references to “US$” and “$” are to U.S. dollars and references to “A$” are to Australian dollars.

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

Assets and liabilities of the Company’s foreign subsidiary are translated at period-end exchange rates. Amounts included in the statements of comprehensive loss and cash flows are translated at the weighted average exchange rates for the period. Gains and losses from currency translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity in the consolidated balance sheets. The balance of accumulated other comprehensive income attributable to foreign currency translation was $921,000 at June 30, 2013 and $950,000 at June 30, 2012. Foreign currency gains or losses arising from transactions denominated in foreign currencies, whether realized or unrealized, are recorded in other income, net in the consolidated statements of comprehensive loss and were not significant for all periods presented.

Cash Equivalents

Cash equivalents represent highly liquid investments with maturities of three months or less at the date of purchase, principally consisting of institutional money market funds.

Marketable Securities

Marketable securities consist of investments with an original or remaining maturity of greater than ninety days at the date of purchase. The Company has classified its marketable securities as available-for-sale. Accordingly, the Company records these investments at fair value, with unrealized gains and temporary losses excluded from earnings and reported, net of tax, in accumulated other comprehensive income, which is a component of stockholders’ equity. If the Company determines that a decline of any investment is other-than-temporary, the investment is written down to fair value. As of June 30, 2013 and 2012, there were no investments in a significant unrealized loss position. The fair value of marketable securities is determined based on quoted market prices at the balance sheet dates of the same or similar instruments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts through to the earlier of sale or maturity. Such amortization and accretion amounts are included in interest income, net in the consolidated statements of comprehensive loss. The cost of marketable securities sold is determined by the specific identification method.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. At June 30, 2013, all of the Company’s interest-bearing cash equivalent balances, aggregating $6.3 million, were concentrated in one institutional money market fund that has investments consisting primarily of certificates of deposit, commercial paper, time deposits, U.S. government agency securities, treasury bills and treasury repurchase agreements. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. Marketable securities at June 30, 2013 consist of investment-grade corporate bonds and commercial paper. The Company’s investment policy, approved by the Board of Directors, includes guidelines relative to diversification and maturities designed to preserve principal and liquidity.

Pfizer accounted for $368,000, or 17%, of total revenues in fiscal 2013, $754,000, or 21%, of total revenues in fiscal 2012 and $3.3 million, or 67%, of total revenues in fiscal 2011. Bausch & Lomb accounted for $1.4 million, or 64%, of total revenues in fiscal 2013, $1.4 million, or 41%, of total revenues in fiscal 2012 and $1.4 million, or 27%, of total revenues in fiscal 2011.

Bausch & Lomb accounted for $316,000, or 53%, of total accounts receivable at June 30, 2013 and $442,000, or 46%, of total accounts receivable at June 30, 2012.

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term maturity.

Accounts and Other Receivables

Receivables consist primarily of (i) quarterly royalties earned; (ii) U.K. research and development tax credits; and (iii) accrued interest on marketable securities.

Debt and Equity Instruments

Debt and equity instruments are classified as either liabilities or equity in accordance with the substance of the contractual arrangement. Warrants issued in connection with share issues that were denominated in a currency (A$) other than the Company’s functional currency (US$), the last of which expired in July 2012, were treated as derivative liabilities, reflecting the variable amount of functional currency to be received upon potential exercise. After initial recognition, subsequent changes in the fair value of the derivative liabilities were recorded in the consolidated statements of comprehensive loss in each reporting period. Fair value was determined using a Black-Scholes valuation model.

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

Impairment of Intangible Assets

The Company’s finite life intangible assets include its acquired Durasert and BioSilicon patented technologies, which are being amortized on a straight-line basis over twelve years. The intangible asset lives were determined based upon the anticipated period that the Company will derive future cash flows from the intangible assets, considering the effects of legal, regulatory, contractual, competitive and other economic factors. The Company continually monitors whether events or circumstances have occurred that indicate that the remaining estimated useful life of its intangible assets may warrant revision. The Company assesses potential impairments to its intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the future undiscounted net cash flows expected to result from the use of an asset are less than its carrying value. If the Company considers an asset to be impaired, the impairment charge to be recognized is measured by the amount by which the carrying value of the asset exceeds its estimated fair value. During the quarter ended December 31, 2011, the Company recorded a $14.8 million intangible asset impairment charge related to its Durasert and BioSilicon technologies (see Note 4).

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

Royalties

Royalty income is recognized upon the sale of the related products, provided that the royalty amounts are fixed or determinable, collection of the related receivable is reasonably assured and the Company has no remaining performance obligations under the arrangement. Such revenues are included as royalty income.

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

Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by adding to the weighted-average number of common shares outstanding the average number of dilutive common equivalent shares using the treasury stock method, unless the effect is anti-dilutive.

The following potentially dilutive securities outstanding, prior to the application of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding for the years ended June 30, 2013, 2012 and 2011, as they would be anti-dilutive:

	June 30,
	2013	2012	2011
Options	3,554,549	3,165,855	2,740,895
Warrants	1,176,105	2,270,189	7,820,227

	4,730,654	5,436,044	10,561,122

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

In June 2011, the FASB issued ASU 2011-5 Comprehensive Income (Topic 220) – Presentation of Comprehensive Income, which provides new guidance on the presentation of comprehensive income. This guidance requires a company to present components of net income (loss) and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. There are no changes to the components that are recognized in net income (loss) or other comprehensive income under current GAAP. The Company adopted this guidance for the quarter ended September 30, 2012 and has presented the required information in one continuous statement of operations and comprehensive loss on a comparative basis. Other than a change in presentation, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

3.	License and Collaboration Agreements

Alimera

Under a collaboration agreement with Alimera, as amended in March 2008, (the “Alimera Agreement”), the Company licensed to Alimera the rights to develop, market and sell certain product candidates, including ILUVIEN. Alimera agreed to pay a $25.0 million milestone payment upon FDA approval of ILUVIEN for DME and assumed all financial responsibility for the development of licensed products under the Alimera Agreement. In addition, the Company is entitled to a 20% share of any future net profits, as defined, on sales of ILUVIEN by Alimera, measured quarterly on a country-by-country basis, subject to an offset of 20% of net losses, as defined, previously incurred by Alimera on a country-by-country basis. In the event that Alimera sublicenses commercialization, the Company is entitled to 20% of royalties and 33% of non-royalty consideration received by Alimera, less certain permitted deductions.

The terms of the Alimera Agreement defined the end period of the Company’s performance obligations as December 31, 2009. Accordingly, amounts received thereafter are recognized as revenue upon receipt or at such earlier date, if applicable, on which any such amount is both fixed and determinable and reasonably assured of collectability.

Revenue related to the Alimera Agreement totaled $67,000 for fiscal 2013, $111,000 for fiscal 2012 and $192,000 for fiscal 2011 and consisted of reimbursements for licensed patent and development costs.

Pfizer

In June 2011, the Company and Pfizer entered into an Amended and Restated Collaborative Research and License agreement (the “Restated Pfizer Agreement”) to focus solely on the development of a sustained-release bioerodible micro-insert designed to deliver latanoprost for human ophthalmic disease or conditions other than uveitis. The original Pfizer agreement was effectively terminated, including the cessation of Pfizer’s $500,000 quarterly funding of the research program. Upon execution of the Restated Pfizer Agreement, Pfizer made an upfront payment of $2.3 million and the Company agreed to use commercially reasonable efforts to fund development of the Latanoprost Product, with technical assistance from Pfizer, for at least one year and, thereafter, at the Company’s option, through completion of Phase II clinical trials, designated as Proof-of-Concept (“POC”). An investigator-sponsored Phase I/II dose-escalation study is ongoing to assess the safety and efficacy of this insert for patients with ocular hypertension and glaucoma. Within 90 days following receipt of the Company’s final report demonstrating POC, Pfizer may exercise its option for an exclusive, worldwide license to develop and commercialize the Latanoprost Product in return for a $20.0 million payment, double-digit sales-based royalties and additional development, regulatory and sales performance milestone payments of up to $146.5 million. If the Company elects to cease development of the Latanoprost Product prior to completion of Phase II clinical trials, Pfizer would still have the right to exercise an option for an exclusive worldwide license to develop and commercialize the Latanoprost Product upon payment of a lesser option fee, with comparable reductions in future sales-based royalties and other designated milestones. If Pfizer does not exercise its option, the Restated Pfizer Agreement will automatically terminate provided, however, that the Company will retain the right to develop and commercialize the Latanoprost Product on its own or with a partner.

Based upon the significant changes to the terms of the original Pfizer agreement, the Company considered the June 2011 Restated Pfizer Agreement a material modification and applied the guidance of ASU 2009-13 to this arrangement. The Company’s deliverables under the Restated Pfizer Agreement include conducting the research and development program for the Latanoprost Product through completion of Phase II (the “R&D program”) and participation on a Joint Steering Committee (“JSC”). Having determined that the JSC does not have standalone value from the R&D program, the Company combined these deliverables into a single unit of accounting. The performance period is the expected period over which the services of the combined unit are performed. The Company concluded that the Pfizer exercise option for the worldwide exclusive license is not a deliverable of the arrangement, because it is a substantive option and is not priced at a significant and incremental discount.

The total arrangement consideration of the Restated Pfizer Agreement totaled $10.05 million, which consisted of the $7.75 million of deferred revenue on the Company’s balance sheet at the effective date plus the $2.3 million upfront payment. The difference between the total arrangement consideration and the estimated selling price of the combined deliverables, or $3.3 million, was recognized as collaborative research and development revenue in the quarter ended June 30, 2011, the period of the modification. To determine the estimated selling price of the combined deliverable, the Company applied an estimated margin to its cost projections for the combined deliverable. The estimated selling price of $6.7 million is being recognized as collaborative research and development revenue over the expected performance period using the proportional performance method. During fiscal 2013, the Company increased its estimate of the cumulative performance period from 4 to 6 years to provide for additional research under the agreement prior to commencement of Phase II clinical trials. As a result, the current portion of deferred revenue has been reduced to $371,000 at June 30, 2013 compared to $2.2 million at June 30, 2012. Total deferred revenue was $5.6 million at June 30, 2013 and $6.0 million at June 30, 2012. The Company recorded collaborative research and development revenue related to the Restated Pfizer Agreement of $368,000 in fiscal 2013, $754,000 in fiscal 2012 and $3.3 million in fiscal 2011. Costs associated with conducting the R&D program are reflected in operating expenses in the period in which they are incurred.

If any subsequent payments are received from Pfizer, including exercise option, milestone and sales-based royalty consideration, which would occur after completion of the Company’s performance period under the Restated Pfizer Agreement, such payments would be recognized as revenue when all the revenue criteria are met.

Pfizer owned approximately 8.0% of the Company’s outstanding shares at June 30, 2013.

Bausch & Lomb

Pursuant to a licensing and development agreement, as amended, Bausch & Lomb has a worldwide exclusive license to make and sell the Company’s Retisert and Vitrasert products in return for royalties based on sales. Bausch & Lomb discontinued sales of Vitrasert in the second quarter of fiscal 2013.

Royalty income totaled approximately $1.4 million in each of the three years in the period ended June 30, 2013. Accounts receivable from Bausch & Lomb totaled $316,000 at June 30, 2013 and $442,000 at June 30, 2012.

Enigma Therapeutics

The Company entered into an exclusive, worldwide royalty-bearing license agreement in December 2012, amended and restated in March 2013, with Enigma Therapeutics Limited (“Enigma”) for the development of BrachySil, a BioSilicon product candidate for the treatment of pancreatic and other types of cancer. The Company received an upfront fee of $100,000, included in collaborative research and development revenue, and is entitled to an 8% sales-based royalty, 20% of sublicense consideration and milestones based on aggregate product sales. Enigma is obligated to pay an annual license maintenance fee of $100,000, creditable during the ensuing twelve months against reimbursable patent maintenance costs and sales-based royalties. The Company has no consequential performance obligations under the Enigma license agreement and, accordingly, any amounts to which the Company is entitled under the agreement will be recognized as revenue when the revenue recognition criteria are met. There was no balance of deferred revenue with respect to this agreement at June 30, 2013.

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

In July 2011, Intrinsiq terminated the license agreement, and the Company acquired the BioSilicon-related capital equipment assets of Intrinsiq for $223,000, and employed four former Intrinsiq employees. The fair value of the tangible assets acquired approximated the total acquisition consideration. The license termination resulted in the recognition of collaborative research and development revenue of $1.1 million in the quarter ended September 30, 2011, representing the total Intrinsiq deferred revenue balance at June 30, 2011. The Company recognized collaborative research and development revenue under the license agreement of $83,000 in fiscal 2011.

4.	Intangible Assets

The reconciliation of intangible assets for the years ended June 30, 2013 and 2012 was as follows (in thousands):

	June 30,
	2013	2012
Patented technologies
Gross carrying amount at beginning of year	$39,556	$55,422
Asset impairment write-down	—	(14,830)
Foreign currency translation adjustments	(615)	(1,036)

Gross carrying amount at end of year	38,941	39,556

Accumulated amortization at beginning of year	(35,330)	(33,858)
Amortization expense	(769)	(2,037)
Foreign currency translation adjustments	588	565

Accumulated amortization at end of year	(35,511)	(35,330)

Net book value at end of year	$3,430	$4,226

In the 2011 CRL, the FDA did not grant marketing approval for ILUVIEN for DME and, as a result, the Company did not receive a $25.0 million milestone payment from Alimera and Alimera was unable to market ILUVIEN for DME in the U.S. Following the public announcement of the 2011 CRL, there was a significant decline in the Company’s market capitalization from $82.0 million immediately prior to the announcement to $23.1 million at December 31, 2011. The Company determined that the combination of the 2011 CRL and the decline in the Company’s market capitalization were impairment indicators of the Company’s finite-lived intangible assets.

As of December 31, 2011, the forecasted probability-weighted undiscounted cash flows for the intangible assets were not expected to be sufficient to recover the aggregate carrying value of $19.4 million, which consisted of $6.3 million for the Durasert technology and $13.1 million for the BioSilicon technology. To assess the recoverability of the combined intangible assets, management used a combination of market-based and income-based valuation methodologies. Using the market-based approach as the primary indicator of fair value, an enterprise value of $4.4 million (market capitalization less existing capital resources) was adjusted for an estimated control premium and for other working capital items to derive an implied fair value of the intangible assets of $4.6 million. Under the income-based approach, the forecasted cash flows expected for the intangible assets were discounted using after-tax cost of capital rates taking into account Company-specific risks. The resulting fair value under this approach supported the fair value determined under the market-based approach. Based on the above analyses, the fair value of the combined intangible assets was allocated to each intangible based on the values determined under the income-based approach, as follows (in thousands):

	Pre-impairment Carrying Value at December 31, 2011	Impairment Charge	Post-impairment Carrying Value at December 31, 2011
Durasert	$6,318	$(3,141)	$3,177
BioSilicon	13,108	(11,689)	1,419

	$19,426	$(14,830)	$4,596

The net book value of the Company’s intangible assets at June 30, 2013 and 2012 is summarized as follows (in thousands):

	June 30,		Estimated Remaining Useful Life at June 30, 2013
	2013	2012	(Years)
Patented technologies
Durasert	$2,383	$2,912	4.5
BioSilicon	1,047	1,314	4.5

	$3,430	$4,226

The Company amortizes its intangible assets with finite lives on a straight-line basis over their respective estimated useful lives. Amortization expense for intangible assets totaled $769,000 in fiscal 2013, $2.0 million in fiscal 2012 and $3.3 million in fiscal 2011. The carrying value of intangible assets at June 30, 2013 of $3.4 million is expected to be amortized on a straight-line basis of approximately $760,000 per year.

5. Marketable Securities

The amortized cost, unrealized loss and fair value of the Company’s available-for-sale marketable securities at June 30, 2013 and 2012 were as follows (in thousands):

	June 30, 2013
	Amortized Cost	Unrealized Loss	Fair Value
Corporate bonds	$2,376	$(1)	$2,375
Commercial paper	999	—	999

Total marketable securities	$3,375	$(1)	$3,374

	June 30, 2012
	Amortized Cost	Unrealized Loss	Fair Value
Corporate bonds	$5,958	$(8)	$5,950
Commercial paper	3,046	—	3,046
Certificates of deposit	950	—	950

Total marketable securities	$9,954	$(8)	$9,946

During fiscal 2013, $7.8 million of marketable securities were purchased and $14.2 million matured. At June 30, 2013, the marketable securities had maturities ranging between one and seven months, with a weighted average maturity of 3.65 months.

6.	Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	June 30,
	2013	2012
Property and equipment	$1,908	$1,937
Leasehold improvements	317	321

Gross property and equipment	2,225	2,258
Accumulated depreciation and amortization	(2,046)	(1,923)

	$179	$335

Depreciation expense was $225,000 for fiscal 2013, $190,000 for fiscal 2012 and $53,000 for fiscal 2011.

7.	Fair Value Measurements

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1—Inputs are quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities.

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

The Company’s cash equivalents and marketable securities are classified within Level 1 or Level 2 on the basis of valuations using quoted market prices or alternative pricing sources and models utilizing market observable inputs, respectively. Certain of the Company’s corporate debt securities were valued based on quoted prices for the specific securities in an active market and were therefore classified as Level 1. The remaining marketable securities have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and ask prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security, and have been classified as Level 2. The Company’s A$ warrants, which expired during fiscal 2013, were derivative liabilities, classified as Level 3 and valued using the Black-Scholes model.

The following table summarizes the Company’s assets carried at fair value measured on a recurring basis at June 30, 2013 and 2012 by valuation hierarchy (in thousands):

	June 30, 2013
Description	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$6,330	$6,330	$—	$—
Marketable securities:
Corporate bonds	2,375	1,619	756	—
Commercial paper	999	—	999	—

	$9,704	$7,949	$1,755	$—

	June 30, 2012
Description	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$4,292	$4,042	$250	$—
Marketable securities:
Corporate bonds	5,950	3,684	2,266	—
Commercial paper	3,046	—	3,046	—
Certificates of deposit	950	—	950	—

	$14,238	$7,726	$6,512	$—

The Company’s derivative liabilities were classified as Level 3 and valued using the Black-Scholes model. At June 30, 2012, the fair values were derived by applying the following assumptions:

June 30, 2012
Expected term (in years)	0.05
Stock volatility	90%
Risk-free interest rate	0.03%
Expected dividends	0%

The reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

	June 30,
	2013	2012
Balance at beginning of year	$—	$170
Change in fair value of derivatives—other income	—	170

Balance at end of year	$—	$—

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

The following table summarizes the Company’s assets carried at fair value measured on a non-recurring basis at December 31, 2011 and the losses recorded for the six month period then ended (in thousands):

	December 31, 2011
	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Losses
Finite-lived intangible assets	$4,596	$—	$—	$4,596	$14,830

There was no fair value measurement on a non-recurring basis at June 30, 2013 or at June 30, 2012.

8.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,
	2013	2012
Personnel costs	$1,252	$149
Professional fees	288	262
Clinical	353	181
Other	1	16

	$1,894	$608

9.	Stockholders’ Equity

Sales of Common Stock and Warrants

In July 2013, the Company sold 3,494,550 shares of its common stock in an underwritten public offering at a price of $3.10 per share for gross proceeds of $10.8 million. Underwriter commissions and other share issue costs approximated $890,000.

In August 2012, the Company sold 2,494,419 shares of its common stock and warrants to purchase 623,605 shares of its common stock in a registered direct offering to institutional investors for gross proceeds of $5.4 million. The shares and warrants were sold in units, each unit consisting of one share together with 0.25 of one warrant, at a negotiated price of $2.15 per unit. Each whole warrant has an exercise price of $2.50 per share and a five-year term, and became exercisable in February 2013. Placement agent fees and other share issue costs approximated $700,000.

In January 2011, the Company sold 2,210,000 shares of its common stock and warrants to purchase 552,500 shares of its common stock in a registered direct offering to institutional investors for gross proceeds of $11.05 million. The shares and warrants were sold in units, each unit consisting of one share together with 0.25 of one warrant, at a negotiated price of $5.00 per unit. Each whole warrant has an exercise price of $5.00 per share and a five-year term. Placement agent fees and other share issue costs totaled $1.0 million.

Warrants to Purchase Common Shares

The following table provides a reconciliation of all US$ warrants for the years ended June 30, 2013 and 2012:

	Year Ended June 30,
	2013		2012
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	2,064,710	$6.17	7,614,748	$7.35
Issued	623,605	2.50	—	—
Expired	(1,512,210)	6.60	(5,550,038)	7.79

Balance and exercisable at end of year	1,176,105	$3.67	2,064,710	$6.17

At June 30, 2013, the remaining lives of these outstanding warrants ranged from 2.6 to 4.1 years, representing a weighted-average term of 3.4 years.

The following table provides a reconciliation of all A$ warrants for the years ended June 30, 2013 and 2012:

	Year Ended June 30,
	2013		2012
	Number of Warrants	Weighted Average Exercise Price A$	Number of Warrants	Weighted Average Exercise Price A$
Balance at beginning of year	205,479	7.68	205,479	7.68
Expired	(205,479)	7.68	—	—

Balance and exercisable at end of year	—	—	205,479	7.68

The weighted-average exercise price of these warrants translated to US$ was $7.80 at June 30, 2012. These A$ warrants expired on July 19, 2012.

Because the potential exercise of the A$-denominated warrants would have resulted in a variable amount of proceeds in the Company’s functional currency, the fair value of the warrants was recorded as a derivative liability, subject to revaluation of the liability on a recurring basis through the statement of comprehensive loss. As of June 30, 2012, the Company had no liability recorded.

10.	Stock-Based Compensation

2008 Incentive Plan

The pSivida Corp. 2008 Incentive Plan (the “2008 Plan”) permits the issuance of stock-based awards to directors, employees and consultants. Awards may include stock options, stock appreciation rights, restricted and unrestricted stock, deferred stock, performance awards, convertible securities and cash grants. At June 30, 2013, the number of shares reserved for issuance under the 2008 Plan was 4,841,255, of which 1,056,459 shares were available for new awards. The 2008 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2008 Plan. On the first day of each fiscal year until July 1, 2017, the number of shares reserved for issuance under the 2008 Plan will be increased by the least of (i) 750,000 shares; (ii) 4% of the then outstanding shares of common stock; and (iii) any such lesser amount of shares of common stock as is determined by the Compensation Committee of the Board of Directors. The number of shares reserved for issuance increased by 750,000 shares on July 1, 2013.

Options to purchase a total of 616,760 shares were granted during fiscal 2013 at exercise prices equal to the closing market price of the Company’s common stock on the NASDAQ Global Market (“NASDAQ”) on the respective option grant dates. Of this total, options to purchase 411,760 shares were issued to employees with ratable annual vesting over 4 years, options to purchase 60,000 shares were issued to a non-executive director with ratable annual vesting over 3 years and options to purchase 145,000 shares were issued to non-executive directors with 1-year cliff vesting. All options have a 10-year life.

The Company measures the fair value of options on their grant date using the Black-Scholes option-pricing model. Based upon limited option exercise history, the Company has generally used the “simplified” method outlined in SEC Staff Accounting Bulletin No. 107 to estimate the expected life of stock option grants. Management believes that the historical volatility of the Company’s stock price on NASDAQ, for which there has been trading history for approximately 8.5 years, best represents the expected volatility over the estimated life of the option. The risk-free interest rate is based upon published U.S. Treasury yield curve rates at the date of grant corresponding to the expected life of the stock option. An assumed dividend yield of zero reflects the fact that the Company has never paid cash dividends and has no intentions to pay dividends in the foreseeable future.

The key assumptions used to apply the option pricing model for options granted under the 2008 Plan during the years ended June 30, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Option life (in years)	5.50 - 6.25	3.50 - 6.25	3.50 - 6.25
Stock volatility	95% - 98%	88% - 97%	95%
Risk-free interest rate	0.81% - 0.98%	0.53% - 2.02%	1.13% - 2.35%
Expected dividends	0.0%	0.0%	0.0%

The Company recognizes compensation expense for only the portion of options that are expected to vest. Based on historical trends, the Company applies estimated forfeiture rates to determine the numbers of awards that are expected to vest. Additional expense is recorded if the actual forfeiture rate for each tranche of option grants is lower than estimated, and a recovery of prior expense is recorded if the actual forfeiture rate is higher than estimated. The Company assesses the forfeiture rate at the end of each reporting period. The Company begins to record stock-based compensation expense for performance-based options at the time it becomes probable that the respective performance conditions will be achieved. The Company continues to recognize the grant date fair value of performance-based options through the vesting date of the respective awards so long as it remains probable that the related performance conditions will be satisfied. In fiscal 2012, the Company reversed $121,000 of expense for performance-based options that were forfeited in that year.

The following table summarizes information about stock options for the years ended June 30, 2013, 2012 and 2011 (in thousands except per share amounts):

	2013	2012	2011
Weighted-average grant date fair value, per share	$1.29	$2.41	$3.24
Total cash received from exercise of stock options	—	114	17
Total intrinsic value of stock options exercised	—	119	12

At June 30, 2013, there was approximately $748,000 of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized as expense over a weighted average period of 1.65 years.

The following table provides a reconciliation of stock option activity under the 2008 Plan for fiscal 2013:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at July 1, 2012	3,053,355	$3.10
Granted	616,760	2.14
Forfeited	(115,566)	3.31

Outstanding at June 30, 2013	3,554,549	$2.92	6.67	$4,081

Outstanding at June 30, 2013—vested or unvested and expected to vest	3,498,054	$2.92	6.64	$4,036

Exercisable at June 30, 2013	2,400,610	$2.74	5.88	$3,051

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

The following table provides a reconciliation of stock option activity under the Plan for fiscal 2013:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		A$	(in years)	A$
Outstanding at July 1, 2012	112,500	5.50
Expired	(112,500)	5.50

Outstanding and exercisable at June 30, 2013	—	—	—	—

At June 30, 2012, the weighted-average exercise price of outstanding and exercisable options translated into US$ was $5.59.

Stock-Based Compensation Expense

The Company’s statements of comprehensive loss included total compensation expense from stock-based payment awards as follows (in thousands):

	Year Ended June 30,
	2013	2012	2011
Compensation expense included in:
Research and development	$632	$597	$400
General and administrative	685	814	1,652

	$1,317	$1,411	$2,052

11.	Retirement Plans

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

The Company contributed a total of $231,000 for fiscal 2013, $181,000 for fiscal 2012 and $160,000 for fiscal 2011 in connection with these retirement plans.

12.	Income Taxes

The components of income tax benefit are as follows (in thousands):

	Year Ended June 30,
	2013	2012	2011
U.S. operations:
Current income tax provision	$—	$—	$96
Deferred income tax benefit	—	(13)	(209)

	—	(13)	(113)

Non-U.S. operations:
Current income tax benefit	(117)	(156)	(105)
Deferred income tax benefit	—	—	—

	(117)	(156)	(105)

Income tax benefit	$(117)	$(169)	$(218)

The components of loss before income taxes are as follows (in thousands):

	Year Ended June 30,
	2013	2012	2011
U.S. operations	$(10,101)	$(11,215)	$(5,519)
Non-U.S. operations	(1,916)	(13,789)	(3,327)

Loss before income taxes	$(12,017)	$(25,004)	$(8,846)

The difference between Company’s expected income tax benefit, as computed by applying the statutory U.S. federal tax rate of 34% to loss before income taxes, and actual tax is reconciled in the following table (in thousands):

	Year Ended June 30,
	2013	2012	2011
Income tax benefit at statutory rate	$(4,086)	$(8,501)	$(3,008)
State income taxes, net of federal benefit	(569)	(599)	(350)
Non-U.S. income tax rate differential	145	1,163	228
Research and development tax credits	(134)	(156)	(106)
Changes in valuation allowance	2,939	7,500	3,045
Expiration of state net operating loss carryforwards	706	—	—
Other, net	882	424	(27)

Income tax benefit	$(117)	$(169)	$(218)

The components of deferred income taxes are as follows (in thousands):

	June 30,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$26,068	$24,021
Deferred revenue	2,196	2,341
Stock-based compensation	2,589	2,119
Provision for losses on note receivable	511	511
Other	843	572

Total deferred tax assets	32,207	29,564

Deferred tax liabilities:
Intangible assets	1,177	1,472

Deferred tax assets, net	31,030	28,092
Valuation allowance	31,030	28,092

Total deferred tax liability	$—	$—

The valuation allowances generally reflect limitations on the Company’s ability to use the tax attributes and reduce the value of such attributes to the more-likely-than-not realizable amount. The valuation allowance increased $2.9 million during fiscal 2013 and $7.5 million during fiscal 2012.

The Company has tax net operating loss and tax credit carry forwards in its individual tax jurisdictions. At June 30, 2013, the Company had U.S. federal net operating loss carry forwards of approximately $54.7 million which expire at various dates between calendar years 2023 and 2033. The utilization of certain of these loss and tax credit carry forwards may be limited by Sections 382 and 383 of the Internal Revenue Code as a result of historical or future changes in the Company’s ownership. At June 30, 2013, the Company had state net operating loss carry forwards of approximately $17.0 million, of which $3.1 million expires in 2013 and $13.9 million expires between 2031 and 2033. Additionally, at June 30, 2013 the Company had net operating loss carry forwards in the U.K. of £18.7 million (approximately $28.5 million). During fiscal 2013, the Company recognized a current income tax benefit of $117,000 related to foreign research and development tax credits earned by its U.K. subsidiary.

The Company’s U.S. federal income tax returns for calendar years 2002 through 2012 remain subject to examination by the Internal Revenue Service. The Company’s U.K. tax returns for fiscal years 2006 through

2012 remain subject to examination. The Australian tax returns for the former parent company for fiscal years 2004 through 2008 remain subject to examination.

Through June 30, 2013, the Company had no unrecognized tax benefits in its consolidated statements of comprehensive loss and no unrecognized tax benefits in its consolidated balance sheets as of June 30, 2013 or 2012.

As of June 30, 2013 and 2012, the Company had no accrued penalties or interest related to uncertain tax positions.

13.	Commitments and Contingencies

Operating Leases

The Company has leased its office and research laboratory space in Watertown, Massachusetts through April 6, 2014. In addition to base rent, the lease agreement requires the Company to pay for utilities, taxes, insurance, maintenance and other operating expenses. The Company leases laboratory and office space in Malvern, U.K. through August 2016, subject to a 6-month advance notice of cancellation at September 2014. The Company also leases certain office equipment under operating lease agreements that expire through calendar year 2016.

At June 30, 2013, the Company’s total future minimum lease payments under non-cancellable operating leases were as follows (in thousands):

Fiscal Year:
2014	$363
2015	75
2016	18

$456

Rent expense related to its real estate and other operating leases charged to operations was approximately $454,000 for fiscal 2013, $466,000 for fiscal 2012 and $449,000 for fiscal 2011.

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

(b)	Geographic Area Information

The following table summarizes the Company’s revenues and long-lived assets, net, by geographic area (in thousands):

	Revenues			Long-lived assets, net
	2013	2012	2011	2013	2012
U.S.	$1,873	$2,385	$4,882	$55	$57
U.K.	270	1,141	83	124	278

Consolidated	$2,143	$3,526	$4,965	$179	$335

15.	Quarterly Financial Data (unaudited)

The following table summarizes the quarterly results of operations for the years ended June 30, 2013 and 2012 (in thousands except per share amounts):

	Fiscal Year 2013
	First Quarter Ended September 30, 2012	Second Quarter Ended December 31, 2012	Third Quarter Ended March 31, 2013	Fourth Quarter Ended June 30, 2013	Year Ended June 30, 2013
Total revenues	$553	$585	$513	$492	$2,143
Operating loss	(2,590)	(2,648)	(2,812)	(3,981)	(12,031)
Net loss	(2,551)	(2,608)	(2,794)	(3,947)	(11,900)

Net loss per share—basic and diluted	$(0.11)	$(0.11)	$(0.12)	$(0.17)	$(0.52)

Weighted average common shares—basic and diluted	22,294	23,297	23,297	23,297	23,044

	Fiscal Year 2012
	First Quarter Ended September 30, 2011	Second Quarter Ended December 31, 2011	Third Quarter Ended March 31, 2012	Fourth Quarter Ended June 30, 2012	Year Ended June 30, 2012
	(1)	(2)			(1, 2)
Total revenues	$1,659	$630	$538	$699	$3,526
Operating loss	(2,531)	(17,643)	(2,727)	(2,310)	(25,211)
Net loss	(2,427)	(17,460)	(2,686)	(2,262)	(24,835)

Net loss per share—basic and diluted	$(0.12)	$(0.84)	$(0.13)	$(0.11)	$(1.19)

Weighted average common shares—basic and diluted	20,757	20,803	20,803	20,803	20,791

(1)	Results for the first quarter of fiscal 2012 included $1.1 million of revenue related to the termination of a field-of-use license by Intrinsiq (see Note 3).

(2)	Results for the second quarter of fiscal 2012 included a $14.8 million impairment write-down of finite-lived intangible assets (see Note 4).