Form 10-Q
period 2013-09-30
pSivida Corp.
filed 2013-11-13
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

There were 26,963,136 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 8, 2013.

PSIVIDA CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	September 30, 2013	June 30, 2013

Assets
Current assets:
Cash and cash equivalents	$14,546	$6,899
Marketable securities	1,908	3,374
Accounts and other receivables	1,112	597
Prepaid expenses and other current assets	1,546	1,594

Total current assets	19,112	12,464
Property and equipment, net	146	179
Intangible assets, net	3,300	3,430
Other assets	177	176

Total assets	$22,735	$16,249

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,082	$671
Accrued expenses	1,087	1,894
Deferred revenue	688	738

Total current liabilities	2,857	3,303
Deferred revenue	5,641	5,246

Total liabilities	8,498	8,549

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 60,000,000 shares authorized, 26,791,561 and 23,297,011 shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively	27	23
Additional paid-in capital	280,570	270,415
Accumulated deficit	(267,345)	(263,658)
Accumulated other comprehensive income	985	920

Total stockholders’ equity	14,237	7,700

Total liabilities and stockholders’ equity	$22,735	$16,249

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended September 30,
	2013	2012

Revenues:
Collaborative research and development	$173	$169
Royalty income	424	384

Total revenues	597	553

Operating expenses:
Research and development	2,504	1,523
General and administrative	1,811	1,620

Total operating expenses	4,315	3,143

Loss from operations	(3,718)	(2,590)

Other income (expense):
Interest income	1	7
Other expense, net	—	(1)

Total other income	1	6

Loss before income taxes	(3,717)	(2,584)
Income tax benefit	30	33

Net loss	$(3,687)	$(2,551)

Net loss per common share - basic and diluted	$(0.14)	$(0.11)

Weighted average common shares - basic and diluted	25,918	22,294

Net loss	$(3,687)	$(2,551)

Other comprehensive income:
Foreign currency translation adjustments	65	59
Net unrealized gain on marketable securities	—	8

Other comprehensive income	65	67

Comprehensive loss	$(3,622)	$(2,484)

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity

Balance at July 1, 2013	23,297,011	$23	$270,415	$(263,658)	$920	$7,700

Net loss	—	—	—	(3,687)	—	(3,687)
Other comprehensive income	—	—	—	—	65	65
Issuance of stock, net of issue costs	3,494,550	4	9,938	—	—	9,942
Stock-based compensation	—	—	217	—	—	217

Balance at September 30, 2013	26,791,561	$27	$280,570	$(267,345)	$985	$14,237

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(3,687)	$(2,551)

Adjustments to reconcile net loss to cash flows from operating activities:
Amortization of intangible assets	192	193
Depreciation of property and equipment	39	55
Stock-based compensation expense	217	343
Amortization of bond premium on marketable securities	17	44
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(457)	147
Accounts payable and accrued expenses	(438)	(2)
Deferred revenue	340	150

Net cash used in operating activities	(3,777)	(1,621)

Cash flows from investing activities:
Purchases of marketable securities	—	(2,799)
Maturities of marketable securities	1,450	3,450
Purchases of property and equipment	(8)	(4)

Net cash provided by investing activities	1,442	647

Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	9,981	4,735

Net cash provided by financing activities	9,981	4,735

Effect of foreign exchange rate changes on cash and cash equivalents	1	2

Net increase in cash and cash equivalents	7,647	3,763
Cash and cash equivalents at beginning of period	6,899	4,625

Cash and cash equivalents at end of period	$14,546	$8,388

Supplemental disclosure of non-cash financing activities:
Stock issuance costs	$39	$67

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Operations and Basis of Presentation

The accompanying condensed consolidated financial statements of pSivida Corp. and subsidiaries (the “Company”) as of September 30, 2013 and for the three months ended September 30, 2013 and 2012 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2013. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended June 30, 2013, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods indicated. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year or any future period.

The Company develops tiny, sustained-release products designed to deliver drugs and biologics at a controlled and steady rate for weeks, months or years. Using its core technology platforms, Durasert™ and BioSilicon™, the Company is focused on treatment of chronic diseases of the back of the eye and is also exploring applications outside ophthalmology. The Company has developed three of the four sustained-release products for treatment of retinal diseases currently approved in the U.S. or European Union (“EU”), and its lead product candidate began a Phase III clinical trial in the quarter ended June 2013. The Company’s strategy includes developing products independently while continuing to leverage its technology platforms through collaboration and licenses agreements.

ILUVIEN®, the Company’s most recently approved product, is an injectable, sustained-release micro-insert that provides treatment over a period of up to three years of vision impairment associated with chronic diabetic macular edema (“DME”) considered insufficiently responsive to available therapies. ILUVIEN is licensed to and sold by Alimera Sciences, Inc. (“Alimera”), and the Company is entitled to a share of the net profits less certain net losses (as defined) from Alimera’s sales of ILUVIEN for DME. Alimera commenced the commercial launch of ILUVIEN for DME in the U.K. and Germany in the second quarter of 2013 and expects to launch in France in 2014. ILUVIEN has also received marketing authorization in Austria, Portugal and Spain and has been recommended for authorization in Italy. In addition, Alimera has filed for ten additional EU country approvals. In October 2013, Alimera received its third Complete Response Letter (“CRL”) from the U.S. Food and Drug Administration (“FDA”) following resubmission of its New Drug Application (“NDA”) for ILUVIEN for DME. Identifying concerns regarding the benefit to risk and safety profiles of ILUVIEN, the FDA stated that the NDA could not be approved in its present form. To address the clinical and statistical deficiencies identified in the CRL, the FDA indicated that results from a new clinical trial would need to be submitted, together with at least 12 months of follow-up for all enrolled patients.

Medidur™, the Company’s lead development product, commenced the first of two planned pivotal Phase III clinical trials for the treatment of chronic non-infectious uveitis affecting the posterior of the eye (“posterior uveitis”) in June 2013. Medidur uses the same Durasert micro-insert used in ILUVIEN and delivers a lower dose of the same drug as the Company’s FDA-approved Retisert® for posterior uveitis. The Company is developing Medidur independently.

The Company is also developing a bioerodible, injectable micro-insert delivering latanoprost (the “Latanoprost Product”) to treat glaucoma and ocular hypertension. Under an amended collaboration agreement, Pfizer Inc. (“Pfizer”) has an option, under certain circumstances, to license the development and commercialization of the Latanoprost Product worldwide.

The Company is engaged in pre-clinical research with respect to both its BioSilicon and Durasert technology platforms. The primary focus of the BioSilicon technology research is the use of Tethadur™ for the sustained delivery of peptides, proteins, antibodies and other large biologic molecules in both ophthalmic and non-ophthalmic applications. The Company’s research program also includes the use of Durasert technology in orthopedic applications and for systemic delivery of therapeutic agents.

The Company’s FDA-approved product Retisert provides sustained release treatment of posterior uveitis for approximately two and a half years and is licensed to and sold by Bausch & Lomb.

The Company has a history of operating losses and has financed its operations primarily from the proceeds of sales of its equity securities and the receipt of license fees, research and development funding, royalties and contingent cash payments from its collaboration partners. The Company believes that its cash, cash equivalents and marketable securities of $16.5 million at September 30, 2013, together with expected Retisert royalty income and other expected cash inflows under existing collaboration agreements, will enable the Company to maintain its current and planned operations through calendar year 2014. This includes expected costs through that date of Phase III clinical trials of the posterior uveitis micro-insert, but excludes any potential milestone or net profits receipts under the Alimera collaboration agreement. The Company’s financial resources could be significantly improved if Alimera were to generate significant net profits distributable to the Company from sales of ILUVIEN for DME. The Company’s ability to fund its planned operations beyond 2014, including completion of Phase III trials of the posterior uveitis micro-insert, is expected to depend on the amount and timing of cash receipts under existing collaboration agreements, as well as any future collaboration or other agreements and/or financing transactions.

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

Alimera

Under a collaboration agreement with Alimera, as amended in March 2008 (the “Alimera Agreement”), the Company licensed to Alimera the rights to develop, market and sell certain product candidates, including ILUVIEN, and Alimera assumed all financial responsibility for the development of licensed products. The Company is entitled to a 20% share of any future net profits, as defined, on sales of ILUVIEN by Alimera, measured quarterly on a country-by-country basis, subject to an offset of 20% of net losses, as defined, previously incurred by Alimera on a country-by-country basis. In the event that Alimera sublicenses commercialization, the Company is entitled to 20% of royalties and 33% of non-royalty consideration received by Alimera, less certain permitted deductions. In addition, Alimera agreed to pay a $25.0 million milestone payment upon FDA approval of ILUVIEN for DME.

The terms of the Alimera Agreement defined the end period of the Company’s performance obligations as December 31, 2009. Accordingly, amounts received thereafter are recognized as revenue upon receipt or at such earlier date, if applicable, on which any such amount is both fixed and determinable and reasonably assured of collectability.

Revenue related to the Alimera Agreement totaled $13,000 and $19,000 for the three months ended September 30, 2013 and 2012, respectively, and consisted of patent fee reimbursements.

Pfizer

In June 2011, the Company and Pfizer entered into an Amended and Restated Collaborative Research and License Agreement (the “Restated Pfizer Agreement”) to focus solely on the development of a sustained-release bioerodible micro-insert designed to deliver latanoprost for human ophthalmic disease or conditions other than uveitis. The original Pfizer agreement was effectively terminated, including the cessation of Pfizer’s $500,000 quarterly funding of a research program. Upon execution of the Restated Pfizer Agreement, Pfizer made an upfront payment of $2.3 million and the Company agreed to use commercially reasonable efforts to fund development of the Latanoprost Product, with technical assistance from Pfizer, for at least one year and, thereafter, at the Company’s option, through completion of Phase II clinical trials, designated as Proof-of-Concept (“POC”). An investigator-sponsored

Phase I/II dose-escalation study is ongoing to assess the safety and efficacy of this insert for patients with ocular hypertension and glaucoma. Within 90 days following receipt of a final report from the Company demonstrating POC, Pfizer may exercise an option for an exclusive, worldwide license to develop and commercialize the Latanoprost Product in return for a $20.0 million payment, double-digit sales-based royalties and additional development, regulatory and sales performance milestone payments of up to $146.5 million. If the Company elects to cease development of the Latanoprost Product prior to completion of Phase II clinical trials, Pfizer would still have the right to exercise an option for an exclusive worldwide license to develop and commercialize the Latanoprost Product upon payment of a lesser option fee and lower levels of sales-based royalties and other designated milestones. If Pfizer does not exercise its option, the Restated Pfizer Agreement would automatically terminate, provided that the Company would retain the right to develop and commercialize the Latanoprost Product on its own or with a partner.

As a result of the material modification, the estimated selling price of the combined deliverables under the agreement of $6.7 million is being recognized as collaborative research and development revenue over the expected performance period using the proportional performance method. During fiscal 2013, the Company increased its estimate of the cumulative performance period from 4 to 6 years to provide for additional research under the agreement prior to commencement of potential Phase II clinical trials. The Company recorded revenue of $31,000 for the three months ended September 30, 2013 and $150,000 for the three months ended September 30, 2012. Total deferred revenue was $5.6 million at each of September 30, 2013 and June 30, 2013. Costs associated with conducting the R&D program are reflected in operating expenses in the period in which they are incurred.

If any subsequent payments are received from Pfizer, including exercise option, milestone and sales-based royalty consideration, which would occur after completion of the Company’s performance period under the Restated Pfizer Agreement, such payments would be recognized as revenue when all the revenue criteria are met.

Pfizer owned approximately 7.0% of the Company’s outstanding shares at September 30, 2013.

Bausch & Lomb

Pursuant to a licensing and development agreement, as amended, Bausch & Lomb has a worldwide exclusive license to make and sell the Company’s Retisert and Vitrasert products in return for royalties based on sales. Bausch & Lomb discontinued sales of Vitrasert in the second quarter of fiscal 2013.

Royalty income totaled $425,000 for the three months ended September 30, 2013 and $384,000 for the three months ended September 30, 2012. Accounts receivable from Bausch & Lomb totaled $425,000 at September 30, 2013 and $316,000 at June 30, 2013.

Enigma Therapeutics

The Company entered into an exclusive, worldwide royalty-bearing license agreement in December 2012, amended and restated in March 2013, with Enigma Therapeutics Limited (“Enigma”) for the development of BrachySil, a BioSilicon product candidate for the treatment of pancreatic and other types of cancer. The Company received an upfront fee of $100,000 and is entitled to an 8% sales-based royalty, 20% of sublicense consideration and milestones based on aggregate product sales. Enigma is obligated to pay an annual license maintenance fee of $100,000 by the end of each calendar year, which is creditable during the ensuing twelve months against reimbursable patent maintenance costs and sales-based royalties. The Company has no consequential performance obligations under the Enigma license agreement and, accordingly, any amounts to which the Company is entitled under the agreement are recognized as revenue when the revenue recognition criteria are met. As of September 30, 2013, no deferred revenue was recorded for this agreement.

3.	Intangible Assets

The reconciliation of intangible assets for the three months ended September 30, 2013 and for the year ended June 30, 2013 was as follows (in thousands):

	Three Months Ended September 30, 2013	Year Ended June 30, 2013

Patented technologies
Gross carrying amount at beginning of period	$38,941	$39,556
Foreign currency translation adjustments	1,401	(615)

Gross carrying amount at end of period	40,342	38,941

Accumulated amortization at beginning of period	(35,511)	(35,330)
Amortization expense	(192)	(769)
Foreign currency translation adjustments	(1,339)	588

Accumulated amortization at end of period	(37,042)	(35,511)

Net book value at end of period	$3,300	$3,430

The Company amortizes its intangible assets with finite lives on a straight-line basis over their respective estimated useful lives. Amortization of intangible assets totaled $192,000 and $193,000 for the three month periods ended September 30, 2013 and 2012, respectively. The carrying value of intangible assets at September 30, 2013 of $3.3 million (approximately $2.3 million attributable to the Durasert technology and $1.0 million attributable to the BioSilicon technology) is expected to be amortized on a straight-line basis over the remaining estimated useful life of 4.25 years, or approximately $775,000 per year.

4.	Marketable Securities

The amortized cost, unrealized loss and fair value of the Company’s available-for-sale marketable securities at September 30, 2013 and June 30, 2013 were as follows (in thousands):

	September 30, 2013
	Amortized Cost	Unrealized Loss	Fair Value

Corporate bonds	$1,409	$(1)	$1,408
Commercial paper	500	—	500

Total marketable securities	$1,909	$(1)	$1,908

	June 30, 2013
	Amortized Cost	Unrealized Loss	Fair Value

Corporate bonds	$2,376	$(1)	$2,375
Commercial paper	999	—	999

Total marketable securities	$3,375	$(1)	$3,374

During the three months ended September 30, 2013, no marketable securities were purchased and $1.5 million of such securities matured. At September 30, 2013, the marketable securities had maturities ranging between 15 days and 4.0 months, with a weighted average maturity of 2.0 months.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. At September 30, 2013 and June 30, 2013, substantially all of the Company’s interest-bearing cash equivalent balances were concentrated in one institutional money market fund that has investments consisting primarily of certificates of deposit, commercial paper, time deposits, U.S. government agencies, treasury bills and treasury repurchase agreements. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

The Company’s cash equivalents and marketable securities are classified within Level 1 or Level 2 on the basis of valuations using quoted market prices or alternative pricing sources and models utilizing market observable inputs, respectively. Certain of the Company’s corporate debt securities were valued based on quoted prices for the specific securities in an active market and were therefore classified as Level 1. The remaining marketable securities have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and ask prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security, and have been classified as Level 2. The following table summarizes the Company’s assets carried at fair value measured on a recurring basis at September 30, 2013 and June 30, 2013 by valuation hierarchy (in thousands):

	September 30, 2013
	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Cash equivalents	$13,809	$13,809	$—	$—
Marketable securities
Corporate bonds	1,408	1,157	251	—
Commercial paper	500	—	500	—

	$15,717	$14,966	$751	$—

	June 30, 2013
	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Cash equivalents	$6,330	$6,330	$—	$—
Marketable securities
Corporate bonds	2,375	1,619	756	—
Commercial paper	999	—	999	—

	$9,704	$7,949	$1,755	$—

6.	Stockholders’ Equity

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

Warrants to Purchase Common Shares

The following table provides a reconciliation of all US$ warrants for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013		2012
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Balance at beginning of period	1,176,105	$3.67	2,064,710	$6.17
Issued	—	—	623,605	2.50
Expired	—	—	(1,512,210)	6.60

Balance at end of period	1,176,105	$3.67	1,176,105	$3.67

Exercisable at end of period	1,176,105	$3.67	552,500	$5.00

At September 30, 2013, the remaining term of outstanding US$ warrants ranged from 2.3 to 3.9 years, representing a weighted average period of 3.1 years.

Warrants to purchase 205,479 shares denominated in A$ expired in July 2012.

Incentive Plans

The Company’s 2008 Incentive Plan (the “2008 Plan”) provides for the issuance of stock options and other stock awards to directors, employees and consultants. At September 30, 2013, up to 5,591,255 shares of common stock could be issued under the 2008 Plan. During the three months ended September 30, 2012, the last remaining 112,500 options outstanding under an earlier incentive plan expired unexercised. The following table provides a reconciliation of stock option activity under the 2008 Plan for the three months ended September 30, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)

Outstanding at July 1, 2013	3,554,549	$2.92
Granted	428,100	3.51
Forfeited	(22,950)	3.46

Outstanding at September 30, 2013	3,959,699	$2.98	6.65	$4,954

Outstanding at September 30, 2013 - vested or unvested and expected to vest	3,883,324	$2.97	6.61	$4,896

Exercisable at September 30, 2013	2,811,866	$2.79	5.83	$4,030

During the three months ended September 30, 2013, options to purchase 428,100 shares were granted with ratable annual vesting over 4 years, a ten-year term and a grant date fair value of $2.71 per share. A total of 411,256 options vested during this period. In determining the grant date fair value of options, the Company uses the Black-Scholes option pricing model. The Company calculated the Black-Scholes value of options awarded during the three months ended September 30, 2013 based on the following key assumptions:

Option life (in years)	6.25
Stock volatility	94%
Risk-free interest rate	1.70%
Expected dividends	0%

Stock-Based Compensation Expense

The Company’s statements of comprehensive loss included total compensation expense from stock-based payment awards for the three months ended September 30, 2013 and 2012, as follows (in thousands):

	Three Months Ended September 30,
	2013	2012

Compensation expense included in:
Research and development	$77	$179
General and administrative	140	164

	$217	$343

At September 30, 2013, there was approximately $1.5 million of unrecognized compensation expense related to unvested options under the 2008 Plan, which is expected to be recognized as expense over a weighted average period of approximately 2.0 years.

7.	Income Taxes

The Company recognizes deferred tax assets and liabilities for estimated future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. Because of its historical losses from operations, the Company established a valuation allowance for the net deferred tax assets. The Company recorded an income tax benefit of $30,000 for the three months ended September 30, 2013 and $33,000 for the three months ended September 30, 2012. These income tax benefits related to earned foreign research and development tax credits.

For the three months ended September 30, 2013 and 2012, the Company had no significant unrecognized tax benefits. At September 30, 2013 and June 30, 2013, the Company had no accrued penalties or interest related to uncertain tax positions.

8.	Contingencies

At September 30, 2013, the Company was subject to various routine legal proceedings and claims incidental to its business, which management believes will not have a material effect on the Company’s financial position, results of operations or cash flows.

9.	Loss Per Share

Basic net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share was computed by dividing the net loss by the sum of (i) the weighted average number of common shares outstanding and (ii) the weighted average number of common shares that would be issued on the exercise of all dilutive securities outstanding. Potentially dilutive shares were not included in the calculation of diluted net loss per share for each of the three months ended September 30, 2013 and 2012 as their inclusion would be anti-dilutive.

Potentially dilutive shares at September 30, 2013 and 2012 were as follows:

	September 30,
	2013	2012

Options	3,959,699	3,361,115
Warrants	1,176,105	1,176,105

	5,135,804	4,537,220

10.	Subsequent Event

On November 1, 2013, the Company executed a lease for approximately 13,650 square feet of combined office and laboratory space in Watertown, Massachusetts, with an expected commencement date of March 1, 2014, to replace the Company’s existing lease that expires on April 5, 2014. The Company has provided a cash-collateralized $150,000 irrevocable standby letter of credit for benefit of the landlord as security for its obligations under the lease. The initial lease term is for five years, with a five year renewal option at market rates.

Minimum lease payments during the initial lease term are as follows (in thousands):

Fiscal Year:

2014	$94
2015	379
2016	392
2017	406
2018	420
Thereafter	322

$2,013

In addition, the Company is obligated to pay its proportionate share of building operating expenses and real estate taxes in excess of base year amounts.

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

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements: uncertainties with respect to: Alimera’s ability to finance, achieve additional marketing approvals, obtain adequate pricing and reimbursement for, successfully commercialize and achieve market acceptance of, and generate revenues to pSivida from, ILUVIEN for DME in the EU; Alimera’s ability to obtain regulatory approval for, and if approved, to finance, successfully commercialize and achieve market acceptance of, and generate revenues to pSivida from, ILUVIEN for DME in the U.S.; the ability to finance, complete and achieve a successful outcome for Phase III trials for, and file and achieve marketing approvals for, Medidur for posterior uveitis, including achieving acceptable risk-to-benefit and safety profiles in light of the CRL for ILUVIEN; initiation, financing and success of Latanoprost Product Phase II trials and any exercise by Pfizer of its option; ability of Tethadur to successfully deliver proteins, peptides and other large biologic molecules; ability to develop product candidates and products and potential related collaborations; initiation and completion of clinical trials and obtaining regulatory approval of product candidates; continued sales of Retisert; adverse side effects; ability to attain profitability; ability to obtain additional capital; further impairment of intangible assets; fluctuations in operating results; decline in royalty income; ability to, and to find partners to, develop and market products; termination of license agreements; competition and other developments affecting sales of products; market acceptance; protection of intellectual property and avoiding intellectual property infringement; retention of key personnel; product liability; consolidation in the pharmaceutical and biotechnology industries; compliance with environmental laws; manufacturing risks; risks and costs of international business operations; credit and financial market conditions; legislative or regulatory changes; volatility of stock price; possible dilution; absence of dividends; and other factors described in our filings with the SEC. You should read and interpret any forward-looking statements together with these risks. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

Our forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes makes it clear that any projected results expressed or implied in such statements will not be realized.

Our Business

We develop tiny, sustained-release products designed to deliver drugs and biologics at a controlled and steady rate for weeks, months or years. Using our core technology platforms, Durasert and BioSilicon, we are focused on treatment of chronic diseases of the back of the eye and are also exploring applications outside ophthalmology. We have developed three of the four sustained-release products for treatment of retinal diseases currently approved in the U.S. or EU, and our lead product candidate began a Phase III clinical trial in the quarter ended June 2013. Our strategy includes developing products independently while continuing to leverage our technology platforms through collaborations and license agreements.

ILUVIEN, our most recently approved product, is an injectable, sustained-release micro-insert that provides treatment over a period of up to three years of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. ILUVIEN is licensed to and sold by Alimera, and we are entitled to a share of the net profits less certain net losses (as defined) from Alimera’s sales of ILUVIEN for DME. Alimera commenced the commercial launch of ILUVIEN for DME in the U.K. and Germany in the second quarter of 2013 and expects to launch in France in 2014. ILUVIEN has also received marketing authorization in Austria, Portugal and Spain, and has been recommended for marketing authorization in Italy. Alimera reported that it has filed with the Medicines and Healthcare products Regulatory Agency (“MHRA”) in the U.K., as the Reference Member State, for ten additional EU country approvals through the Mutual Recognition Procedure.

In October 2013, Alimera received its third CRL from the FDA, which followed resubmission of its NDA for ILUVIEN for DME. Identifying concerns regarding the benefit-to-risk and safety profiles of ILUVIEN, the FDA stated that the NDA could not be approved in its present form. To address the clinical and statistical deficiencies identified in the CRL, the FDA indicated that results from a new clinical trial would need to be submitted, together with at least 12 months of follow-up for all enrolled patients. The FDA suggested that a meeting with the Dermatologic and Ophthalmic Drugs Advisory Committee may be of assistance in addressing the deficiencies identified and providing advice whether a patient population can be identified in which the benefits of the drug product might outweigh the risks. Alimera was notified by the FDA that an Advisory Committee meeting would be convened on January 27, 2014. In the CRL, the FDA also referenced deficiencies in the methods and controls at the facility where ILUVIEN is manufactured. Alimera and its third-party manufacturer are in the process of resolving these deficiencies.

Medidur, our lead development product, commenced the first of two planned pivotal Phase III clinical trials for the treatment of posterior uveitis in June 2013. Medidur uses the same Durasert micro-insert used in ILUVIEN and delivers a lower dose of the same drug as our FDA-approved Retisert for posterior uveitis. We are developing Medidur independently.

We are also developing the Latanoprost Product to treat glaucoma and ocular hypertension. Under an amended collaboration agreement, Pfizer has an option, under certain circumstances, to license the development and commercialization of the Latanoprost Product worldwide.

The Company is engaged in pre-clinical research with respect to both its BioSilicon and Durasert technology platforms. The primary focus of the BioSilicon technology research is the use of Tethadur for the sustained delivery of peptides, proteins, antibodies and other large biologic molecules in both ophthalmic and non-ophthalmic applications. The Company’s research program also includes the use of Durasert technology in orthopedic applications and for systemic delivery of therapeutic agents.

Our FDA-approved product Retisert provides sustained release treatment of posterior uveitis for approximately two and a half years and is licensed to and sold by Bausch & Lomb.

Durasert™, Medidur™, BioSilicon™ and Tethadur™ are our trademarks, Retisert® is Bausch & Lomb’s trademark, and ILUVIEN® and FAME™ are Alimera’s trademarks.

Information in the Form 10-Q with respect to ILUVIEN, including its regulatory and marketing status, reflects information reported by Alimera.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires that we make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates, judgments and assumptions on historical experience, anticipated results and trends, and on various other factors that we believe are reasonable under the circumstances at the time. By their nature, these estimates, judgments and assumptions are subject to an inherent degree of uncertainty. Actual results may differ from our estimates under different assumptions or conditions. In our Annual Report on Form 10-K for the year ended June 30, 2013 (“fiscal year 2013”), we set forth our critical accounting policies and estimates, which included revenue recognition and valuation of our intangible assets. There have been no material changes to our critical accounting policies from the information provided in our Annual Report on Form 10-K for fiscal year 2013, with the exception of the following:

Recognition of Expense in Outsourced Clinical Trial Agreements

We recognize research and development expense with respect to outsourced agreements for clinical trials as the services are provided based on our assessment of the services performed. We have an agreement with a contract research organization (“CRO”) to conduct the first of two planned Phase III clinical trials of Medidur for posterior uveitis. We were contractually obligated for up to $10.4 million for services under this agreement as of September 30, 2013. The timing of actual amounts owed under the agreement will depend on various factors, including patient enrollment and other progress of the clinical trial. Differences between the amounts paid and our estimate of the work completed are recorded as a prepaid asset or accrued liability. We make our assessments of the services performed based on various factors, including evaluation by the third-party CRO and our own internal review of the work performed during the period, measurements of progress by us or by the third-party provider, data analysis with respect to work completed and our management’s judgment. During the quarter ended September 30, 2013, we recognized approximately $1.2 million of research and development expense attributable to the Medidur for posterior uveitis clinical trial. Changes in our estimates or differences between the actual level of services performed and our estimates may result in changes to our research and development expenses in future periods.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012:

	Three Months Ended September 30,		Change

	2013	2012	Amounts	%
	(In thousands except percentages)

Revenues	$597	$553	$44	8%

Operating expenses:
Research and development	2,504	1,523	981	64%
General and administrative	1,811	1,620	191	12%

Total operating expenses	4,315	3,143	1,172	37%

Loss from operations	(3,718)	(2,590)	(1,128)	(44)%

Other income (expense):
Interest income	1	7	(6)	(86)%
Other expense, net	—	(1)	1	100%

Total other income	1	6	(5)	(83)%

Loss before income taxes	(3,717)	(2,584)	(1,133)	(44)%
Income tax benefit	30	33	(3)	(9)%

Net loss	$(3,687)	$(2,551)	$(1,136)	(45)%

Revenues

Revenues increased by $44,000, or 8%, to $597,000 for the three months ended September 30, 2013 from $553,000 for the three months ended September 30, 2012, predominantly related to increased Retisert royalty income from Bausch & Lomb.

ILUVIEN for DME is now available in the U.K. and Germany, and Alimera expects to launch ILUVIEN for DME in France in 2014. Under the Alimera Agreement, we will be entitled to 20% of net profits less certain net losses (as defined), on a country-by-country basis from sales by Alimera of ILUVIEN for DME. We do not know when and if Alimera will achieve net profits payable to us in each EU country where Alimera is commercializing or plans to commercialize ILUVIEN.

Research and Development

Research and development increased by $981,000, or 64%, to $2.5 million for the three months ended September 30, 2013 from $1.5 million for the three months ended September 30, 2012. This increase was primarily attributable to approximately $1.2 million of outsourced contract research organization costs incurred for the first of two planned Phase III clinical trials of Medidur for posterior uveitis, which commenced in the quarter ended June 30, 2013, partially offset by lower personnel and stock-based compensation costs. We expect to continue to incur significant research and development expense during the remainder of fiscal year 2014 with respect to the Medidur Phase III clinical trial.

General and Administrative

General and administrative increased by $191,000, or 12%, to $1.8 million for the three months ended September 30, 2013 from $1.6 million for the three months ended September 30, 2012, primarily attributable to increased professional fees.

Income Tax Benefit

Income tax benefit was $30,000 for the three months ended September 30, 2013 compared to $33,000 for the quarter a year earlier, and consisted of refundable foreign research and development tax credits.

Liquidity and Capital Resources

During the past three fiscal years, we financed our operations primarily from sales of equity securities in January 2011 and August 2012, as well as operating cash flows from license fees, research and development funding and royalty income from our collaboration partners. We enhanced our capital resources in July 2013, raising $9.9 million through an underwritten public offering of common stock. At September 30, 2013, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities totaling $16.5 million.

With the exception of net income in fiscal year 2010 resulting from a non-recurring event, we have incurred operating losses each year since inception and at September 30, 2013, we had a total accumulated deficit of $267.3 million. We do not currently have any assured sources of revenue, and we generally expect negative cash flows from operations on a quarterly basis unless and until such time as we receive sufficient revenues from ILUVIEN for DME or one or more of our other product candidates achieve regulatory approval and provide us sufficient revenues. We believe that our capital resources of $16.5 million at September 30, 2013, together with expected Retisert royalty income and other expected cash inflows under existing collaboration and evaluation agreements, should enable us to fund our operations as currently planned through calendar year 2014. This includes expected costs through that date of Phase III clinical trials of Medidur for posterior uveitis, but does not include any potential receipts of milestone or net profits consideration under the Alimera collaboration agreement. Our capital resources would be enhanced if Alimera successfully commercializes ILUVIEN for DME in the EU, although even so, the amount and timing of any such receipts is uncertain. Accordingly, we expect to need additional resources to fund our planned Phase III trials for Medidur for posterior uveitis, as well as other research and development and operations. Whether we will require, or desire, to raise additional capital will be influenced by many factors, including, but not limited to:

•	whether, when and to what extent we receive revenues from Alimera with respect to ILUVIEN for DME, including from commercialization in the EU or upon any approval or commercialization in the U.S.;

•	the timing and cost of development of Medidur for posterior uveitis;

•	whether and when we initiate Phase II clinical trials for the Latanoprost Product and Pfizer exercises its option;

•	whether and to what extent we internally fund, when we initiate, and how we conduct product development and programs, including with respect to BioSilicon and Tethadur applications;

•	whether and when we are able to enter into strategic arrangements for our product candidates and the nature of those arrangements;

•	timely and successful development, regulatory approval and commercialization of our products and product candidates;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims; and

•	changes in our operating plan resulting in increases or decreases in our need for capital.

Absent adequate levels of funding from existing and potential future collaboration or other agreements and/or financing transactions, management currently believes that our cash position beyond calendar year 2014 depends significantly on possible revenues from the successful commercialization by Alimera of ILUVIEN for DME. However, there is no assurance that ILUVIEN for DME will achieve market acceptance in any country in the EU, that it will be approved by the FDA or that we will receive significant, if any, revenues from ILUVIEN for DME. Exercise by Pfizer of its option for the Latanoprost Product would also enhance our cash position, although there is no assurance when the option will become exercisable or if Pfizer will exercise it.

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

Our consolidated statements of historical cash flows are summarized as follows (in thousands):

	Three Months Ended
	September 30,
	2013	2012	Change

Net loss:	$(3,687)	$(2,551)	$(1,136)
Changes in operating assets and liabilities	(555)	295	(850)
Other adjustments to reconcile net loss to cash flows from operating activities	465	635	(170)

Net cash used in operating activities	$(3,777)	$(1,621)	$(2,156)

Net cash provided by investing activities	$1,442	$647	$795

Net cash provided by financing activities	$9,981	$4,735	$5,246

Net cash used in operating activities increased by $2.2 million on a comparative basis, represented by a $360,000 decrease of collaborative research and development and royalty cash inflows and a $1.9 million increase in operating cash outflows. Higher operating cash outflows consisted primarily of (i) approximately $1.1 million of incentive compensation awards, reflecting awards in fiscal 2013 for both fiscal 2013 and fiscal 2012 as a result of performance conditions achieved during fiscal 2013; and (ii) approximately $610,000 of CRO payments.

Net cash provided by investing activities consisted principally of $1.5 million of maturities of marketable securities during the three months ended September 30, 2013 compared to $651,000 of maturities, net of purchases, of marketable securities during the three months ended September 30, 2012.

We had no borrowings or line of credit facilities as of September 30, 2013.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2013 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rates

We conduct operations in two principal currencies, the U.S. dollar and the Pound Sterling (£). The U.S. dollar is the functional currency for our U.S. operations, and the Pound Sterling is the functional currency for our U.K. operations. Changes in the foreign exchange rate of the U.S. dollar and Pound Sterling impact the net operating expenses of our U.K. operations. The strengthening of the U.S. dollar during the three months ended September 30, 2013 compared to the prior year’s quarter resulted in a net decrease in research and development expenses of approximately $10,000. For every incremental 5% strengthening or weakening of the weighted average exchange rate of the U.S. dollar in relation to the Pound Sterling, our research and development expense for the three months ended September 30, 2013 would have decreased or increased by $27,000, respectively. All cash and cash equivalents, and most other asset and liability balances, are denominated in each entity’s functional currency and, accordingly, we do not consider our statement of comprehensive loss exposure to realized and unrealized foreign currency gains and losses to be significant.

Changes in the foreign exchange rate of the Pound Sterling to the U.S. dollar also impacted total stockholders’ equity. As reported in the statement of comprehensive loss, the relative weakening of the U.S. dollar in relation to the Pound Sterling at September 30, 2013 compared to June 30, 2013 resulted in $65,000 of other comprehensive income for the three months ended September 30, 2013 due to the translation of £746,000 of net assets of our U.K. operations, predominantly the BioSilicon technology intangible asset, into U.S. dollars. For every incremental 5% strengthening or weakening of the U.S. dollar at September 30, 2013 in relation to the Pound Sterling, our stockholders’ equity at September 30, 2013 would have decreased or increased, respectively, by approximately $60,000.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Item 6.	Exhibits

10.1	Lease Agreement between pSivida Corp. and Farley White Aetna Mills, LLC dated November 1, 2013

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from pSivida Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Loss; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

pSivida Corp.

Date: November 13, 2013	By:	/s/ Paul Ashton
	Name:	Paul Ashton
	Title:	President and Chief Executive Officer