Form 10-Q
period 2013-12-31
pSivida Corp.
filed 2014-02-12
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

There were 27,356,398 shares of the registrant’s common stock, $0.001 par value, outstanding as of February 7, 2014.

PSIVIDA CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	December 31,	June 30,
	2013	2013

Assets
Current assets:
Cash and cash equivalents	$15,219	$6,899
Marketable securities	502	3,374
Accounts and other receivables	636	597
Prepaid expenses and other current assets	875	1,594

Total current assets	17,232	12,464
Property and equipment, net	133	179
Intangible assets, net	3,127	3,430
Other assets	177	176
Restricted cash	150	—

Total assets	$20,819	$16,249

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$176	$671
Accrued expenses	1,204	1,894
Deferred revenue	771	738

Total current liabilities	2,151	3,303
Deferred revenue	6,069	5,246

Total liabilities	8,220	8,549

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 60,000,000 shares authorized, 27,298,628 and 23,297,011 shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively	27	23
Additional paid-in capital	282,416	270,415
Accumulated deficit	(270,859)	(263,658)
Accumulated other comprehensive income	1,015	920

Total stockholders’ equity	12,599	7,700

Total liabilities and stockholders’ equity	$20,819	$16,249

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Revenues:
Collaborative research and development	$300	$195	$473	$364
Royalty income	292	390	716	774

Total revenues	592	585	1,189	1,138

Operating expenses:
Research and development	2,494	1,575	4,998	3,098
General and administrative	1,711	1,658	3,522	3,278
Gain on sale of property and equipment	(72)	—	(72)	—

Total operating expenses	4,133	3,233	8,448	6,376

Loss from operations	(3,541)	(2,648)	(7,259)	(5,238)

Other income (expense):
Interest income	1	4	2	11
Other expense, net	—	(1)	—	(2)

Total other income	1	3	2	9

Loss before income taxes	(3,540)	(2,645)	(7,257)	(5,229)
Income tax benefit	26	37	56	70

Net loss	$(3,514)	$(2,608)	$(7,201)	$(5,159)

Net loss per common share - basic and diluted	$(0.13)	$(0.11)	$(0.27)	$(0.23)

Weighted average common shares - basic and diluted	26,953	23,297	26,435	22,795

Net loss	$(3,514)	$(2,608)	$(7,201)	$(5,159)

Other comprehensive income (loss):
Foreign currency translation adjustments	30	(3)	95	56
Net unrealized (loss) gain on marketable securities	—	(5)	—	3

Other comprehensive income (loss)	30	(8)	95	59

Comprehensive loss	$(3,484)	$(2,616)	$(7,106)	$(5,100)

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of	Par Value	Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance at July 1, 2013	23,297,011	$23	$270,415	$(263,658)	$920	$7,700

Net loss	—	—	—	(7,201)	—	(7,201)
Other comprehensive income	—	—	—	—	95	95
Issuance of stock, net of issue costs	3,818,342	4	11,022	—	—	11,026
Exercise of stock options	183,275	—	457	—	—	457
Stock-based compensation	—	—	522	—	—	522

Balance at December 31, 2013	27,298,628	$27	$282,416	$(270,859)	$1,015	$12,599

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	December 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(7,201)	$(5,159)

Adjustments to reconcile net loss to cash flows from operating activities:
Amortization of intangible assets	386	386
Depreciation of property and equipment	68	111
Stock-based compensation expense	522	606
Amortization of bond premium on marketable securities	24	85
Gain on sale of property and equipment	(72)	—
Changes in operating assets and liabilities:
Accounts receivable and other current assets	697	310
Accounts payable and accrued expenses	(1,308)	284
Deferred revenue	850	(26)

Net cash used in operating activities	(6,034)	(3,403)

Cash flows from investing activities:
Purchases of marketable securities	—	(4,585)
Maturities of marketable securities	2,850	8,138
Purchases of property and equipment	(21)	(36)
Proceeds from sale of property and equipment	72	—
Change in restricted cash	(150)	—

Net cash provided by investing activities	2,751	3,517

Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	11,144	4,669
Exercise of stock options	457	—

Net cash provided by financing activities	11,601	4,669

Effect of foreign exchange rate changes on cash and cash equivalents	2	1

Net increase in cash and cash equivalents	8,320	4,784
Cash and cash equivalents at beginning of period	6,899	4,625

Cash and cash equivalents at end of period	$15,219	$9,409

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment	$—	$14

Stock issuance costs	118	—

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Operations and Basis of Presentation

The accompanying condensed consolidated financial statements of pSivida Corp. and subsidiaries (the “Company”) as of December 31, 2013 and for the three and six months ended December 31, 2013 and 2012 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2013. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended June 30, 2013, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods indicated. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year or any future period.

The Company develops tiny, sustained-release products designed to deliver drugs and biologics at a controlled and steady rate for weeks, months or years. Using its core technology platforms, Durasert™ and BioSilicon™, the Company is focused on treatment of chronic diseases of the back of the eye and is also exploring applications outside ophthalmology. The Company has developed three of the four sustained-release products for treatment of retinal diseases that have been approved in the U.S. or European Union (“EU”), and its lead development product began a Phase III clinical trial in the quarter ended June 2013. The Company’s strategy includes developing products independently while continuing to leverage its technology platforms through collaborations and license agreements.

ILUVIEN®, the Company’s most recently approved product, is an injectable, sustained-release micro-insert that provides treatment over a period of up to three years of vision impairment associated with chronic diabetic macular edema (“DME”) considered insufficiently responsive to available therapies. ILUVIEN is licensed to Alimera Sciences, Inc. (“Alimera”), and the Company is entitled to a share of the net profits (as defined) from Alimera’s sales of ILUVIEN for DME. Alimera commenced the commercial launch of ILUVIEN for DME in the U.K. and Germany in 2013 and expects to launch in France in 2014. In November 2013, the U.K.’s National Institute for Health and Care Excellence (“NICE”) recommended ILUVIEN as a treatment option for pseudophakic patients (those who have had cataract surgery), subject to a patient access scheme, and in January 2014 Alimera commenced shipments of initial orders for ILUVIEN to U.K. National Health Service (“NHS”) facilities. ILUVIEN has also received marketing authorization in Austria, Portugal and Spain and has been recommended for authorization in Italy. In addition, Alimera has filed for ten additional EU country approvals.

In an October 2013 third Complete Response Letter (“CRL”), the U.S. Food and Drug Administration (“FDA”) identified concerns regarding the benefit to risk and safety profiles of ILUVIEN for DME and stated that the New Drug Application (“NDA”) could not be approved in its present form. In December 2013, Alimera announced that it had entered into labeling discussions with the FDA. Alimera plans to respond to the CRL in the first quarter of 2014 and provide a safety update on ILUVIEN, including data from ILUVIEN patients and from physician experience with the applicator in the U.K. and Germany. The FDA has indicated that new clinical trials will not be required in connection with the FDA’s review of ILUVIEN for DME prior to any approval. Alimera also intends to address concerns the FDA raised in the CRL regarding the facility at which ILUVIEN is manufactured. FDA approval of ILUVIEN for DME would entitle the Company to a $25.0 million milestone payment.

Medidur™, the Company’s lead development product, commenced the first of two planned pivotal Phase III clinical trials for the treatment of chronic non-infectious uveitis affecting the posterior of the eye (“posterior uveitis”) in the quarter ended June 2013. Medidur uses the same Durasert micro-insert used in ILUVIEN and delivers a lower dose of the same drug as the Company’s FDA-approved Retisert® for posterior uveitis. The Company is developing Medidur independently.

Retisert, which provides sustained release treatment of posterior uveitis for approximately two and a half years, is licensed to and sold by Bausch & Lomb.

The Company is engaged in pre-clinical research with respect to its BioSilicon and Durasert technology platforms. The primary focus of the BioSilicon technology research is the use of Tethadur™ for the sustained delivery of peptides, proteins, antibodies and other large biologic molecules in both ophthalmic and non-ophthalmic applications. The Company’s research program also includes the use of Durasert technology in orthopedic applications and for systemic delivery of therapeutic agents.

The Company is also developing a bioerodible, injectable micro-insert delivering latanoprost (the “Latanoprost Product”) to treat glaucoma and ocular hypertension. Under an amended collaboration agreement, Pfizer Inc. (“Pfizer”) has an option, under certain circumstances, to license the development and commercialization of the Latanoprost Product worldwide.

The Company has a history of operating losses and has financed its operations primarily from the proceeds of sales of its equity securities and the receipt of license fees, research and development funding, royalties and contingent cash payments from its collaboration partners. The Company believes that its cash, cash equivalents and marketable securities of $15.7 million at December 31, 2013, together with expected Retisert royalty income and other expected cash inflows under existing collaboration and technology evaluation agreements, will enable the Company to maintain its current and planned operations through the first quarter of calendar year 2015. This includes expected costs through that date of Phase III clinical trials of Medidur, but excludes any potential milestone or net profits receipts under the Alimera collaboration agreement. The Company’s ability to fund its planned operations beyond then, including completion of Phase III trials of Medidur, is expected to depend on the amount and timing of cash receipts under existing collaboration agreements, as well as any future collaboration or other agreements and/or financing transactions.

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

Alimera

Under the collaboration agreement with Alimera, as amended in March 2008 (the “Alimera Agreement”), the Company licensed to Alimera the rights to develop, market and sell certain product candidates, including ILUVIEN for DME, and Alimera assumed all financial responsibility for the development of licensed products. The Company is entitled to a 20% share of any future net profits (as defined) on sales of ILUVIEN for DME by Alimera, measured quarterly on a country-by-country basis, subject to an offset of 20% of net losses (as defined) previously incurred by Alimera on a country-by-country basis. Alimera’s offset of previously incurred and unapplied pre-profitability net losses shall be limited to 4% of each calendar quarter’s net profits then due and payable to the Company, such that a minimum of 16% of net profits on a country-by-country basis would be due to the Company. In the event that Alimera sublicenses commercialization in any country, the Company is entitled to 20% of royalties and 33% of non-royalty consideration received by Alimera, less certain permitted deductions. In addition, the Company is entitled to receive a $25.0 million milestone payment from Alimera upon FDA approval of ILUVIEN for DME.

Because the Company’s performance obligations ended on December 31, 2009, amounts received thereafter under the Alimera Agreement are recognized as revenue upon receipt or at such earlier date, if applicable, on which any such amounts are both fixed and determinable and reasonably assured of collectability.

Revenue related to the Alimera Agreement totaled $35,000 and $19,000 for the three months ended December 31, 2013 and 2012, respectively, and $48,000 and $38,000 for the six months ended December 31, 2013 and 2012, respectively, and consisted of patent fee reimbursements.

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

As a result of the material modification, the estimated selling price of the combined deliverables under the agreement of $6.7 million is being recognized as collaborative research and development revenue over the expected performance period of six years using the proportional performance method. The Company recorded revenue of $25,000 and $101,000 for the three months ended December 31, 2013 and 2012, respectively, and $56,000 and $251,000 for the six months ended December 31, 2013 and 2012, respectively. Total deferred revenue was $5.5 million and $5.6 million at December 31, 2013 and June 30, 2013, respectively. Costs associated with developing the Latanoprost Product are reflected in operating expenses in the period in which they are incurred.

Pfizer owned approximately 6.8% of the Company’s outstanding common stock at December 31, 2013.

Bausch & Lomb

Pursuant to a licensing and development agreement, as amended, Bausch & Lomb has a worldwide exclusive license to make and sell Retisert in return for royalties based on sales. Bausch & Lomb was also licensed to make and sell Vitrasert and discontinued sales in the second quarter of fiscal 2013.

Royalty income totaled $292,000 and $390,000 for the three months ended December 31, 2013 and 2012, respectively, and $716,000 and $774,000 for the six months ended December 31, 2013 and 2012, respectively. Accounts receivable from Bausch & Lomb totaled $292,000 at December 31, 2013 and $316,000 at June 30, 2013.

Enigma Therapeutics

The Company entered into an exclusive, worldwide royalty-bearing license agreement in December 2012, amended and restated in March 2013, with Enigma Therapeutics Limited (“Enigma”) for the development of BrachySil, the Company’s BioSilicon product candidate for the treatment of pancreatic and other types of cancer. The Company received an upfront fee of $100,000 and is entitled to 8% sales-based royalties, 20% of sublicense consideration and milestone payments based on aggregate product sales. Enigma is obligated to pay an annual license maintenance fee of $100,000 by the end of each calendar year, the first of which was received in January 2014. For each calendar year commencing with 2014, the Company is entitled to receive reimbursement of patent maintenance costs, sales-based royalties and sublicense consideration earned to the extent such amounts exceed $100,000 in the aggregate. The Company has no consequential performance obligations under the Enigma license agreement and, accordingly, any amounts to which the Company is entitled under the agreement are recognized as revenue on the earlier of receipt or when collectability is reasonably assured. Revenue related to the Enigma agreement totaled $102,000 for the three and six month periods ended December 31, 2013. There were no revenues for the three and six month periods ended December 31, 2012. As of December 31, 2013, no deferred revenue was recorded for this agreement.

3.	Intangible Assets

The reconciliation of intangible assets for the six months ended December 31, 2013 and for the year ended June 30, 2013 was as follows (in thousands):

	Six Months Ended	Year Ended
	December 31, 2013	June 30, 2013

Patented technologies
Gross carrying amount at beginning of period	$38,941	$39,556
Foreign currency translation adjustments	1,933	(615)

Gross carrying amount at end of period	40,874	38,941

Accumulated amortization at beginning of period	(35,511)	(35,330)
Amortization expense	(386)	(769)
Foreign currency translation adjustments	(1,850)	588

Accumulated amortization at end of period	(37,747)	(35,511)

Net book value at end of period	$3,127	$3,430

The Company amortizes its intangible assets with finite lives on a straight-line basis over their respective estimated useful lives. Amortization of intangible assets totaled $194,000 for each of the three month periods ended December 31, 2013 and 2012, as well as $386,000 for each of the six month periods ended December 31, 2013 and 2012. The carrying value of intangible assets at December 31, 2013 of $3.1 million (approximately $2.1 million attributable to the Durasert technology and $1.0 million attributable to the BioSilicon technology) is expected to be amortized on a straight-line basis over the remaining estimated useful life of 4.0 years, or approximately $782,000 per year.

4.	Marketable Securities

The amortized cost, unrealized loss and fair value of the Company’s available-for-sale marketable securities at December 31, 2013 and June 30, 2013 were as follows (in thousands):

	December 31, 2013
	Amortized	Unrealized
	Cost	Loss	Fair Value

Corporate bonds	$502	$—	$502

Total marketable securities	$502	$—	$502

	June 30, 2013
	Amortized	Unrealized
	Cost	Loss	Fair Value

Corporate bonds	$2,376	$(1)	$2,375
Commercial paper	999	—	999

Total marketable securities	$3,375	$(1)	$3,374

During the six months ended December 31, 2013, no marketable securities were purchased and $2.9 million of such securities matured. At December 31, 2013, the marketable securities had maturities ranging from 24 to 35 days, with a weighted average maturity of 1.0 month.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. At December 31, 2013 and June 30, 2013, substantially all of the Company’s interest-bearing cash equivalent balances were concentrated in one institutional money market fund that has investments consisting primarily of certificates of deposit, commercial paper, time deposits, U.S. government agencies, treasury bills and treasury repurchase agreements. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

The Company’s cash equivalents and marketable securities are classified within Level 1 or Level 2 on the basis of valuations using quoted market prices or alternative pricing sources and models utilizing market observable inputs, respectively. Certain of the Company’s corporate debt securities were valued based on quoted prices for the specific securities in an active market and were therefore classified as Level 1. The remaining marketable securities have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and ask prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security, and have been classified as Level 2. The following table summarizes the Company’s assets carried at fair value measured on a recurring basis at December 31, 2013 and June 30, 2013 by valuation hierarchy (in thousands):

	December 31, 2013
		Quoted prices in	Significant other	Significant
	Total carrying	active markets	observable inputs	unobservable inputs
	value	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$10,722	$10,722	$—	$—
Marketable securities
Corporate bonds	502	250	252	—

	$11,224	$10,972	$252	$—

	June 30, 2013
	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Cash equivalents	$6,330	$6,330	$—	$—
Marketable securities
Corporate bonds	2,375	1,619	756	—
Commercial paper	999	—	999	—

	$9,704	$7,949	$1,755	$—

6.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2013	June 30, 2013

Personnel costs	$475	$1,252
Professional fees	391	288
Clinical	320	353
Other	18	1

	$1,204	$1,894

7.	Stockholders’ Equity

In December 2013, the Company entered into an at-the-market (“ATM”) program pursuant to which the Company may, at its option, offer and sell shares of its common stock from time to time for an aggregate offering price of up to $19.2 million. The Company will pay the sales agent a commission of up to 3.0% of the gross proceeds from the sale of such shares. During the second quarter of fiscal 2014, the Company sold 323,792 common shares for net proceeds of approximately $1.25 million. During January 2014, an additional 57,770 common shares were sold, resulting in net proceeds of $224,000.

In July 2013, the Company sold 3,494,550 shares of its common stock in an underwritten public offering at a price of $3.10 per share for gross proceeds of $10.8 million. Underwriting commissions and other share issue costs approximated $890,000.

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

Warrants to Purchase Common Shares

The following table provides a reconciliation of US$ warrants to purchase common stock for the six months ended December 31, 2013 and 2012:

	Six Months Ended December 31,
	2013		2012
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Balance at beginning of period	1,176,105	$3.67	2,064,710	$6.17
Issued	—	—	623,605	2.50
Expired	—	—	(1,512,210)	6.60

Balance at end of period	1,176,105	$3.67	1,176,105	$3.67

Exercisable at end of period	1,176,105	$3.67	552,500	$5.00

At December 31, 2013, the remaining term of the warrants ranged from 2.1 to 3.6 years, representing a weighted average period of 2.9 years.

In addition, warrants to purchase 205,479 shares denominated in A$ expired unexercised in July 2012.

Incentive Plans

The Company’s 2008 Incentive Plan (the “2008 Plan”) provides for the issuance of stock options and other stock awards to directors, employees and consultants. At December 31, 2013, up to 5,591,255 shares of common stock could be issued under the 2008 Plan. The following table provides a reconciliation of stock option activity under the 2008 Plan for the six months ended December 31, 2013:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
			(in years)	(in thousands)

Outstanding at July 1, 2013	3,554,549	$2.92
Granted	778,500	3.51
Exercised	(183,275)	2.50
Forfeited	(37,825)	3.82

Outstanding at December 31, 2013	4,111,949	$3.05	6.94	$4,393

Outstanding at December 31, 2013 - vested or unvested and expected to vest	4,040,461	$3.04	6.91	$4,343

Exercisable at December 31, 2013	2,732,591	$2.86	5.93	$3,433

Option grants for the six months ended December 31, 2013 consisted of 613,500 options with ratable annual vesting over 4 years and 165,000 options to non-executive directors with 1-year cliff vesting. The weighted-average grant date fair value of these option grants was $2.48 per share. A total of 515,256 options vested during the six months ended December 31, 2013. All option grants have a 10-year contractual life. In determining the grant date fair value of options, the Company uses the Black-Scholes option pricing model. The Company calculated the Black-Scholes value of options awarded during the six months ended December 31, 2013 based on the following key assumptions:

Option life (in years)	5.50 - 6.25
Stock volatility	94% - 96%
Risk-free interest rate	1.70% - 1.99%
Expected dividends	0%

In addition, during the three months ended September 30, 2012, the last remaining 112,500 options outstanding under an earlier incentive plan expired unexercised.

Stock-Based Compensation Expense

The Company’s statements of comprehensive loss included total compensation expense from stock-based payment awards for the three and six months ended December 31, 2013 and 2012, as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Compensation expense included in:
Research and development	$154	$127	$231	$306
General and administrative	151	136	291	300

	$305	$263	$522	$606

At December 31, 2013, there was approximately $2.0 million of unrecognized compensation expense related to unvested options under the 2008 Plan, which is expected to be recognized as expense over a weighted average period of approximately 1.6 years.

8.	Income Taxes

The Company recognizes deferred tax assets and liabilities for estimated future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. Because of its historical losses from operations, the Company established a valuation allowance for the net deferred tax assets. The Company recorded an income tax benefit of $26,000 and $56,000 for the three and six months ended December 31, 2013, as well as $37,000 and $70,000 for the three and six months ended December 31, 2012. These income tax benefits related to earned foreign research and development tax credits.

For the three and six months ended December 31, 2013 and 2012, the Company had no significant unrecognized tax benefits. At December 31, 2013 and June 30, 2013, the Company had no accrued penalties or interest related to uncertain tax positions.

9.	Commitments and Contingencies

On November 1, 2013, the Company executed a lease for approximately 13,650 square feet of combined office and laboratory space in Watertown, Massachusetts, with an expected commencement date of March 1, 2014, to replace the Company’s existing lease that expires on April 5, 2014. The Company has provided a cash-collateralized $150,000 irrevocable standby letter of credit as security for the Company’s obligations under the lease. The initial lease term is for five years, with a five-year renewal option at market rates.

Minimum lease payments during the initial lease term are as follows (in thousands):

Fiscal Year:

2014	$94
2015	379
2016	392
2017	406
2018	420
Thereafter	322

$2,013

In addition, the Company is obligated to pay its proportionate share of building operating expenses and real estate taxes in excess of base year amounts.

At December 31, 2013, the Company was subject to various routine legal proceedings and claims incidental to its business, which management believes will not have a material effect on the Company’s financial position, results of operations or cash flows.

10.	Loss Per Share

Basic net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share was computed by dividing the net loss by the sum of (i) the weighted average number of common shares outstanding and (ii) the weighted average number of common shares that would be issued on the exercise of all dilutive securities outstanding. Potentially dilutive shares were not included in the calculation of diluted net loss per share for each of the three and six-month periods ended December 31, 2013 and 2012 as their inclusion would be anti-dilutive.

Potentially dilutive shares at December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012

Options	4,111,949	3,670,115
Warrants	1,176,105	1,176,105

	5,288,054	4,846,220

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. All statements other than statements of current or historical facts are forward-looking statements, including, without limitation, any expectations of revenues, expenses, cash flows, earnings or losses from operations, capital or other financial items; any statements of the plans, strategies and objectives of management for future operations; any plans or expectations with respect to product research, development and commercialization; any other statements of expectations, plans, intentions or beliefs; and any statements of assumptions underlying any of the foregoing. We often, although not always, identify forward-looking statements by using words or phrases such as “likely”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “project”, “forecast” and “outlook”.

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements: uncertainties with respect to: Alimera’s ability to finance, achieve additional marketing approvals, obtain adequate pricing and reimbursement for, successfully commercialize and achieve market acceptance of, and generate revenues to pSivida from, ILUVIEN for DME in the EU; Alimera’s ability to obtain regulatory approval for, and if approved, to finance, successfully commercialize and achieve market acceptance of, and generate revenues to pSivida from, ILUVIEN for DME in the U.S.; our ability to finance, complete and achieve a successful outcome for Phase III trials for, and file and achieve marketing approvals for, Medidur for posterior uveitis, including achieving acceptable risk-to-benefit and safety profiles in light of the CRL for ILUVIEN; initiation, financing and success of Latanoprost Product Phase II trials and any exercise by Pfizer of its option; ability of Tethadur to deliver proteins, peptides and other large biologic molecules successfully; ability to develop product candidates and products and potential related collaborations; initiation and completion of clinical trials and obtaining regulatory approval of product candidates; continued sales of Retisert; adverse side effects; ability to attain profitability; ability to obtain additional capital; further impairment of intangible assets; fluctuations in operating results; decline in royalty income; ability to, and to find partners to, develop and market products; termination of license agreements; competition and other developments affecting sales of products; market acceptance; protection of intellectual property and avoiding intellectual property infringement; retention of key personnel; product liability; consolidation in the pharmaceutical and biotechnology industries; compliance with environmental laws; manufacturing risks; risks and costs of international business operations; credit and financial market conditions; legislative or regulatory changes; volatility of stock price; possible dilution; absence of dividends; and other factors described in our filings with the SEC. You should read and interpret any forward-looking statements together with these risks. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

Our forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes makes it clear that any projected results expressed or implied in such statements will not be realized.

Our Business

We develop tiny, sustained-release products designed to deliver drugs and biologics at a controlled and steady rate for weeks, months or years. Using our core technology platforms, Durasert and BioSilicon, we are focused on treatment of chronic diseases of the back of the eye and are also exploring applications outside ophthalmology. We have developed three of the four sustained-release products for treatment of retinal diseases that have been approved in the U.S. or EU, and our lead development product began a Phase III clinical trial in the quarter ended June 2013. Our strategy includes developing products independently while continuing to leverage our technology platforms through collaborations and license agreements.

Medidur, our lead development product, is an injectable, sustained-release micro-insert designed to provide treatment of posterior uveitis over a period of up to three years. We commenced the first of two planned pivotal

Phase III clinical trials for Medidur in the quarter ended June 2013. Medidur uses the same Durasert micro-insert used in ILUVIEN and delivers a lower dose of the same drug as our FDA-approved Retisert for posterior uveitis. We are developing Medidur independently.

ILUVIEN, our lead licensed product, is an injectable, sustained-release micro-insert that provides treatment over a period of up to three years of vision impairment associated with chronic DME. ILUVIEN is licensed to Alimera, and we are entitled to a share of the net profits less certain net losses (as defined) from Alimera’s sales of ILUVIEN for DME on a country-by-country basis.

Alimera launched ILUVIEN for chronic DME considered insufficiently responsive to available therapies in the U.K. in April 2013 and in Germany in May 2013. Through the quarter ended September 30, 2013, Alimera reported that the majority of its sales of ILUVIEN were in Germany, where Alimera was permitted to sell without price restriction, but where it has continued to work with the statutory health insurance funds to streamline reimbursement for ILUVIEN.

In November 2013, the U.K.’s National Institute for Health and Care Excellence (“NICE”) recommended ILUVIEN as a treatment option for pseudophakic eyes (those that have had cataract surgery), subject to a patient access scheme, resulting in U.K. National Health Service (“NHS”) reimbursement for these patients, and in January 2014 Alimera commenced shipments of initial orders for ILUVIEN to U.K. NHS facilities. Previously, ILUVIEN for DME was available only for private pay and privately insured patients in the U.K.

Alimera intends to launch in France in 2014, where patients will be reimbursed for 100% of the cost of ILUVIEN under the Affection de Longue Duree, a specific program for severe chronic diseases such as diabetes.

ILUVIEN has also received marketing authorization in Austria, Portugal and Spain, and has been recommended for marketing authorization in Italy. In addition, Alimera has filed for ten additional EU country approvals through the Mutual Recognition Procedure.

In an October 2013 third Complete Response Letter (“CRL”), the U.S. Food and Drug Administration (“FDA”) identified concerns regarding the benefit to risk and safety profiles of ILUVIEN for DME and stated that the New Drug Application (“NDA”) could not be approved in its present form. In December 2013, Alimera announced that it had entered into labeling discussions with the FDA. Alimera plans to respond to the CRL in the first quarter of 2014 and provide a safety update on ILUVIEN, including data from ILUVIEN patients and from physician experience with the applicator in the U.K. and Germany. The FDA has indicated that new clinical trials will not be required in connection with the FDA’s review of ILUVIEN for DME prior to any approval. Alimera also intends to address concerns the FDA raised in the CRL regarding the facility at which ILUVIEN is manufactured. FDA approval of ILUVIEN for DME would entitle the Company to a $25.0 million milestone payment.

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

All information in this Form 10-Q with respect to ILUVIEN for DME, including regulatory and marketing information, and Alimera’s plans and intentions, reflects information reported by Alimera.

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

Recognition of Expense in Outsourced Clinical Trial Agreements

We recognize research and development expense with respect to outsourced agreements for clinical trials as the services are provided based on our assessment of the services performed. We have an agreement with two contract research organizations (“CRO”) to conduct the first of two planned Phase III clinical trials of Medidur for posterior uveitis. We were contractually obligated for up to approximately $9.9 million for services under these agreements as of December 31, 2013. The timing of actual amounts owed under the agreements will depend on various factors, including patient enrollment and other progress of the clinical trial. Differences between the amounts paid and our estimate of the work completed are recorded as a prepaid asset or accrued liability. We make our assessments of the services performed based on various factors, including evaluation by the third-party CRO and our own internal review of the work performed during the period, measurements of progress by us or by the third-party provider, data analysis with respect to work completed and our management’s judgment. During the three and six months ended December 31, 2013, we recognized approximately $1.1 million and $2.4 million, respectively, of research and development expense attributable to the Medidur for posterior uveitis clinical trial. Changes in our estimates or differences between the actual level of services performed and our estimates may result in changes to our research and development expenses in future periods.

Results of Operations

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012:

	Three Months Ended
	December 31,		Change
	2013	2012	Amounts	%
	(In thousands except percentages)

Revenues	$592	$585	$7	1%

Operating expenses:
Research and development	2,494	1,575	919	58%
General and administrative	1,711	1,658	53	3%
Gain on sale of property and equipment	(72)	—	(72)	na

Total operating expenses	4,133	3,233	900	28%

Loss from operations	(3,541)	(2,648)	(893)	(34)%

Other income (expense):
Interest income	1	4	(3)	(75)%
Other expense, net	—	(1)	1	na

Total other income	1	3	(2)	na

Loss before income taxes	(3,540)	(2,645)	(895)	(34)%
Income tax benefit	26	37	(11)	(30)%

Net loss	$(3,514)	$(2,608)	$(906)	(35)%

Revenues

Total revenues were substantially equivalent for each of the three months ended December 31, 2013 and December 31, 2012. Increased collaborative research and development revenue was offset by lower Retisert royalty income.

Alimera launched ILUVIEN for DME in the U.K. and Germany in April 2013 and May 2013, respectively, and Alimera expects to launch ILUVIEN for DME in France in 2014. Under the Alimera Agreement, we will be entitled to 20% of any net profits (as defined), on a country-by-country basis, from sales by Alimera of ILUVIEN for DME. We do not know when and if Alimera will achieve net profits payable to us in each EU country where Alimera is commercializing or plans to commercialize ILUVIEN.

Research and Development

Research and development increased by $919,000, or 58%, to $2.5 million for the three months ended December 31, 2013 from $1.6 million for the three months ended December 31, 2012. This increase was primarily attributable to approximately $1.1 million of outsourced CRO costs incurred for the first of two planned Phase III clinical trials of Medidur for posterior uveitis, which commenced in the quarter ended June 30, 2013, partially offset by lower personnel costs. We expect to continue to incur significant research and development expense for this trial during the remainder of fiscal year 2014.

General and Administrative

General and administrative approximated $1.7 million for each of the three months ended December 31, 2013 and December 31, 2012.

Gain on Sale of Property and Equipment

During the three months ended December 31, 2013, fully depreciated property and equipment no longer in use was sold for proceeds of $72,000 resulting in a gain.

Income Tax Benefit

Income tax benefit was $26,000 for the three months ended December 31, 2013 compared to $37,000 for the quarter a year earlier, and consisted of refundable foreign research and development tax credits.

Six Months Ended December 31, 2013 Compared to Six Months Ended December 31, 2012:

	Six Months Ended
	December 31,		Change
	2013	2012	Amounts	%
	(In thousands except percentages)

Revenues	$1,189	$1,138	$51	4%

Operating expenses:
Research and development	4,998	3,098	1,900	61%
General and administrative	3,522	3,278	244	7%
Gain on sale of property and equipment	(72)	—	(72)	na

Total operating expenses	8,448	6,376	2,072	32%

Loss from operations	(7,259)	(5,238)	(2,021)	(39)%

Other income (expense):
Interest income	2	11	(9)	(82)%
Other expense, net	—	(2)	2	na

Total other income	2	9	(7)	(78)%

Loss before income taxes	(7,257)	(5,229)	(2,028)	(39)%
Income tax benefit	56	70	(14)	(20)%

Net loss	$(7,201)	$(5,159)	$(2,042)	(40)%

Revenues

Revenues increased by $51,000, or 4%, to approximately $1.2 million for the six months ended December 31, 2013 from approximately $1.1 million for the six months ended December 31, 2012. Increased collaborative research and development revenues were largely offset by a $58,000 decrease in royalty income from Bausch & Lomb.

Research and Development

Research and development increased by $1.9 million, or 61%, to $5.0 million for the six months ended December 31, 2013 from $3.1 million for the six months ended December 31, 2012. A $2.2 million net increase in pre-clinical and clinical development costs, predominantly CRO costs incurred for the first of two planned Phase III clinical trials of Medidur for posterior uveitis, was partially offset by lower personnel and stock-based compensation costs.

General and Administrative

General and administrative increased by $244,000, or 7%, to $3.5 million for the six months ended December 31, 2013 from $3.3 million for the six months ended December 31, 2012, primarily attributable to higher professional fees.

Gain on Sale of Property and Equipment

During the six months ended December 31, 2013, fully depreciated property and equipment no longer in use was sold for $72,000 resulting in a gain.

Income Tax Benefit

Income tax benefit totaled $56,000 for the six months ended December 31, 2013 compared to $70,000 for the six months ended December 31, 2012, and consisted of refundable foreign research and development tax credits.

Liquidity and Capital Resources

During the past three fiscal years and the first two quarters of the current fiscal year, we financed our operations primarily from sales of equity securities, as well as operating cash flows from license fees, research and development funding and royalty income from our collaboration partners. At December 31, 2013, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities totaling $15.7 million.

With the exception of net income in fiscal year 2010 resulting from a non-recurring event, we have incurred operating losses each year since inception and at December 31, 2013, we had a total accumulated deficit of $270.9 million. We do not currently have any assured sources of revenue, and we generally expect negative cash flows from operations on a quarterly basis unless and until such time as we receive sufficient revenues from ILUVIEN for DME or one or more of our other product candidates achieve regulatory approval and provide us sufficient revenues. We believe that our capital resources of $15.7 million at December 31, 2013, together with expected Retisert royalty income and other expected cash inflows under existing collaboration and technology evaluation agreements, should enable us to fund our operations as currently planned through the first quarter of calendar year 2015. This includes expected costs through that date of Phase III clinical trials of Medidur for posterior uveitis, but excludes any potential milestone or net profits receipts under the Alimera collaboration agreement. Our capital resources would be enhanced if Alimera were to obtain FDA approval for ILUVIEN or generate net profits distributable to us from sales of ILUVIEN for DME in the EU and, if approved, in the U.S., although even so, the amount and timing of such receipts, if any, is uncertain. Accordingly, we expect to need additional resources to fund our planned Phase III trials for Medidur for posterior uveitis, as well as other research and development and operations. Whether we will require, or desire, to raise additional capital will be influenced by many factors, including, but not limited to:

•	whether, when and to what extent we receive revenues from Alimera with respect to ILUVIEN for DME, including from commercialization in the EU or upon any approval or commercialization in the U.S.;

•	the timing and cost of development of Medidur for posterior uveitis;

•	whether and when we initiate Phase II clinical trials for the Latanoprost Product and Pfizer exercises its option;

•	whether and to what extent we internally fund, when we initiate, and how we conduct product development programs, including with respect to BioSilicon and Tethadur applications;

•	whether and when we are able to enter into strategic arrangements for our product candidates and the nature of those arrangements;

•	timely and successful development, regulatory approval and commercialization of our products and product candidates;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims; and

•	changes in our operating plan resulting in increases or decreases in our need for capital.

Management currently believes that our cash position beyond the first quarter of calendar year 2015 depends significantly on possible cash flows from an FDA approval of ILUVIEN and the successful commercialization by Alimera of ILUVIEN for DME. However, there is no assurance that ILUVIEN for DME will be approved by the FDA, achieve market acceptance in any country in the EU, or if approved, in the U.S. or that we will receive significant, if any, revenues from ILUVIEN for DME.

If we determine that it is desirable or necessary to raise additional capital in the future, we do not know if it will be available when needed or on terms favorable to us or our stockholders. Although we may sell common shares having an aggregate offering price of up to $17.9 million under our ATM facility subsequent to December 31, 2013, we do not know whether and to what extent we will seek to sell shares pursuant to that program and, when and if we decide to sell shares, we do not know if we will be able to do so and on what terms. The state of the economy and the financial and credit markets at the time or times we seek additional financing may make it more difficult and more expensive to obtain. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and potential dilutive equity, and funding through collaboration agreements may be on unfavorable terms, including requiring us to relinquish rights to certain of our technologies or products. If adequate financing is not available if and when needed, we may be required to delay, reduce the scope of or eliminate research or development programs, postpone or cancel the pursuit of product candidates, including pre-clinical and clinical trials and new business opportunities, reduce staff and operating costs or otherwise significantly curtail our operations to reduce our cash requirements and extend our capital.

Our consolidated statements of historical cash flows are summarized as follows (in thousands):

	Six Months Ended December 31,
	2013	2012	Change

Net loss:	$(7,201)	$(5,159)	$(2,042)
Changes in operating assets and liabilities	239	568	(329)
Other adjustments to reconcile net loss to cash flows from operating activities	928	1,188	(260)

Net cash used in operating activities	$(6,034)	$(3,403)	$(2,631)

Net cash provided by investing activities	$2,751	$3,517	$(766)

Net cash provided by financing activities	$11,601	$4,669	$6,932

Net cash used in operating activities increased by $2.6 million on a comparative basis, represented by an approximate $3.4 million increase in operating cash outflows, partially offset by an $818,000 net increase of collaborative research and development and royalty cash inflows. Higher operating cash outflows consisted primarily of (i) approximately $2.0 million of CRO payments associated with the Medidur Phase III trial; (ii) approximately $1.1 million of incentive compensation awards, reflecting awards for fiscal 2013 and also for fiscal 2012 as a result of performance conditions achieved during fiscal 2013; and (iii) an approximate $350,000 increase in professional fees.

Net cash provided by investing activities consisted principally of $2.85 million of maturities of marketable securities during the six months ended December 30, 2013 compared to approximately $3.6 million of maturities, net of purchases, of marketable securities during the six months ended December 31, 2012.

Net cash provided by financing activities for the six months ended December 31, 2013 consisted of $9.9 million of net proceeds from a July 2013 underwritten public offering of common shares, $1.25 million of net proceeds from December 2013 sales of common shares under the ATM facility and $457,000 of proceeds from the exercise of stock options. This compared to $4.7 million of net proceeds from an August 2012 registered direct offering of common shares and warrants.

We had no borrowings or line of credit facilities as of December 31, 2013.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2013 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rates

We conduct operations in two principal currencies, the U.S. dollar and the Pound Sterling (£). The U.S. dollar is the functional currency for our U.S. operations, and the Pound Sterling is the functional currency for our U.K.

operations. Changes in the foreign exchange rate of the U.S. dollar and Pound Sterling impact the net operating expenses of our U.K. operations. The weakening of the U.S. dollar during the three months ended December 31, 2013 compared to the prior year’s quarter resulted in a net increase in research and development expenses of $3,000. For every incremental 5% strengthening or weakening of the weighted average exchange rate of the U.S. dollar in relation to the Pound Sterling, our research and development expense for the three months ended December 31, 2013 would have decreased or increased by $22,000, respectively. All cash and cash equivalents, and most other asset and liability balances, are denominated in each entity’s functional currency and, accordingly, we do not consider our statement of comprehensive loss exposure to realized and unrealized foreign currency gains and losses to be significant.

Changes in the foreign exchange rate of the Pound Sterling to the U.S. dollar also impacted total stockholders’ equity. As reported in the statement of comprehensive loss, the relative weakening of the U.S. dollar in relation to the Pound Sterling at December 31, 2013 compared to June 30, 2013 resulted in $95,000 of other comprehensive income for the six months ended December 31, 2013 due to the translation of £843,000 of net assets of our U.K. operations, predominantly the BioSilicon technology intangible asset, into U.S. dollars. For every incremental 5% strengthening or weakening of the U.S. dollar at December 31, 2013 in relation to the Pound Sterling, our stockholders’ equity at December 31, 2013 would have decreased or increased, respectively, by $69,000.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from pSivida Corp.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Loss; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

pSivida Corp.

Date: February 12, 2014	By:	/s/ Paul Ashton
	Name:	Paul Ashton
	Title:	President and Chief Executive Officer