Form 10-K
period 2014-06-30
pSivida Corp.
filed 2014-09-11
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒
Nonaccelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock on the NASDAQ Global Market on December 31, 2013, the last trading day of the registrant’s most recently completed second fiscal quarter, was approximately $106,135,000.

There were 29,337,595 shares of the registrant’s common stock, $0.001 par value, outstanding as of September 8, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive proxy statement, to be filed in connection with the Annual Meeting of Stockholders to be held on December 11, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PSIVIDA CORP.

Form 10-K

For the Fiscal Year Ended June 30, 2014

PART I

Preliminary Note Regarding Forward-Looking Statements

This Form 10-K and our 2014 Annual Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements are inherently subject to risks, uncertainties and potentially inaccurate assumptions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. All statements other than statements of historical fact could be deemed forward-looking statements, including, without limitation, any expectations of revenue, expenses, cash flows, earnings or losses from operations, capital or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development and commercialization timelines; any statements of expectations or belief; and any statements of assumptions underlying any of the foregoing. We often, although not always, identify forward-looking statements by using words or phrases such as the following: “likely”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “project”, “forecast” and “outlook”.

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

Introduction

We develop tiny, sustained-release products designed to deliver drugs and biologics at a controlled and steady rate for weeks, months or years. Our strategy is to use our Durasert™ and Tethadur™ drug delivery technologies to independently develop products that deliver proven drugs and biologics, while continuing to leverage these technologies through collaboration and license agreements. We are focused on treatment of chronic diseases of the back of the eye and are also exploring applications outside ophthalmology. Our lead product candidate Medidur™ is in a pivotal Phase III clinical trial, our lead licensed product ILUVIEN® has been approved in the European Union (EU) and is pending approval with the U.S. Food and Drug Administration (FDA), and our pipeline includes potential product candidates at earlier stages of development. Our Durasert technology is the basis of three of the four sustained-release products for treatment of retinal diseases currently approved in the U.S. or EU.

Medidur is an injectable, sustained-release micro-insert designed to treat chronic, non-infectious uveitis affecting the posterior segment of the eye (posterior uveitis) over a period up to three years. Medidur uses the same Durasert micro-insert used in ILUVIEN (same polymers, same drug and same dose) and delivers a lower dose of the same drug as our FDA-approved Retisert® for posterior uveitis, which is licensed to Bausch & Lomb. Although we originally planned to seek FDA approval of Medidur based on two Phase III clinical trials, we now expect to seek approval based on safety and efficacy data from our single ongoing Phase III trial, with supplemental clinical data from a planned study of the safety and usability of our proprietary inserter, if ILUVIEN® is approved by the FDA later this year. We plan to have a confirmatory meeting with the FDA with respect to our regulatory strategy. If the FDA does not approve this regulatory strategy, we may be required to complete a second Phase III trial for Medidur in order to submit for FDA approval, which would increase the development time and cost of Medidur. We are developing Medidur independently.

ILUVIEN, our lead licensed product, is an injectable, sustained-release micro-insert that provides treatment over a period of up to three years of vision impairment associated with diabetic macular edema (DME). ILUVIEN is licensed to and sold by Alimera Sciences, Inc. (Alimera), and we are entitled to a share of the net profits (as defined) from Alimera’s sales of ILUVIEN on a country-by-country basis. We are also entitled to a one-time $25.0 million milestone payment from Alimera if ILUVIEN is approved by the FDA.

ILUVIEN is commercially available in the United Kingdom (U.K.) and Germany for the treatment of chronic DME considered insufficiently responsive to available therapies, and Alimera expects to launch in France and Portugal in late 2014. ILUVIEN has marketing authorization in six other EU countries and is pending authorization in seven more EU countries.

Alimera is also seeking marketing approval of ILUVIEN for DME in the U.S. Alimera entered into labeling discussions with the FDA in December 2013 and refiled the New Drug Application (NDA) with the FDA in March 2014. The FDA set a Prescription Drug User Fee Act (PDUFA) goal date of September 26, 2014. The resubmission responded to issues raised in the FDA’s October 2013 Complete Response Letter (CRL).

Alimera also entered into an exclusive agreement with a third party for distribution, regulatory and reimbursement matters of ILUVIEN for DME in Australia and New Zealand.

Our pre-clinical research is primarily focused on our Tethadur and Durasert technology platforms. We are seeking to develop products using Tethadur, part of our BioSilicon™ technology, to provide sustained delivery of peptides, proteins, antibodies and other large biologic molecules. We are also researching the use of our Durasert technology, in some instances in combination with our BioSilicon technology, to provide sustained delivery of therapeutic agents to treat wet and dry Age-Related Macular Degeneration (AMD), osteoarthritis and glaucoma, as well as to provide systemic delivery of biologics.

Our FDA-approved Retisert provides sustained release treatment of posterior uveitis for approximately two and a half years and is licensed to and sold by Bausch & Lomb. We receive royalties from these sales.

Durasert™, Medidur™, Tethadur™ and BioSilicon™ are our trademarks. Retisert® and Vitrasert® are Bausch & Lomb’s trademarks. ILUVIEN® and FAME® are Alimera’s trademarks. This Annual Report also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners.

Information with respect to ILUVIEN reflects information publicly disclosed by Alimera.

Fiscal 2014, fiscal 2013 and fiscal 2012 mean the twelve months ended June 30, 2014, 2013 and 2012, respectively.

Strategy

Our strategy is to use our proprietary Durasert and Tethadur drug delivery technology platforms to independently develop new drug delivery products for already-approved drugs and biologics that will provide better treatment of diseases in the ophthalmic area and beyond, while continuing to leverage our technology platforms through collaborations and licenses with leading pharmaceutical and biopharmaceutical companies, institutions and others. We believe our technologies can provide sustained, targeted delivery of many already-approved drugs and biologics, resulting in improved therapeutic effectiveness and better patient compliance and convenience, with reduced product development risk and cost for us. We believe our proven track record of three approved products, all providing sustained release of previously approved drugs, demonstrates the effectiveness of this strategy.

•

Develop Sustained Delivery of Off-Patent Drugs and Biologics. Many drugs and biologics either are now or will soon be off-patent. It is estimated that over the next 7 years patent coverage will end on products with world-wide sales aggregating over $50 billion annually. We plan to use our technology platforms to develop products using off-patent and generic drugs and biologics with a significant market opportunity where less frequent dosing through sustained delivery and/or release at the treatment site through targeted delivery would materially improve the effectiveness or convenience of the original drugs or biologics. We are optimistic that our Tethadur technology can provide sustained delivery of large biologic molecules, which currently cannot be effectively delivered by other sustained delivery technologies. By focusing on delivery of already-approved drugs and biologics, particularly those requiring shorter clinical trials, we believe we can minimize the risks and financial investment required for product approval.

•

Continue Partnering with Leading Biopharmaceutical and Pharmaceutical Companies. We intend to continue to partner with leading biopharmaceutical and pharmaceutical companies, institutions and others, where patent protection, development and regulatory costs, expertise or other factors make it desirable for us to have a partner. For example, many drugs and biologics that might be more effectively delivered by our platform technologies, whether as a result of less frequent dosing, targeted delivery or otherwise, have extended patent protection, which could make collaborations with the patent holders attractive. We might also partner the development of products, including off-patent drugs and biologics, that could materially benefit from sustained delivery, but would require expensive clinical trials or are in treatment areas outside of our technical expertise. We may also partner with companies where our drug delivery technologies could offer an improved product and effectively extend the patent protection on drugs coming off-patent.

•

Expand Beyond Ophthalmology. While we continue to focus on our core ophthalmic competency, we are also studying treatment of diseases in other areas where we believe our technology platforms could provide a significant advantage. For example, we are studying the potential use of our technologies in orthopedics, as well as in systemic release of therapeutic agents.

Market Opportunity for Delivery of Drugs and Biologics

We have developed and continue to develop products that address issues inherent in the delivery of drugs and biologics. The efficacy of a therapeutic agent (small drug molecule or biologic) depends on its distribution to, and reaction with, the targeted tissue and other tissues in the body, duration of treatment and clearance from the body. In an ideal treatment, the appropriate amount of drug or biologic is delivered to the intended tissue at an adequate concentration and maintained in the location, and with an appropriate concentration, for a sufficient period of time without causing adverse effects to other tissues. Accordingly, the manner in which a drug or biologic is delivered can be an important element of the ultimate therapeutic value of the treatment.

Drugs are frequently administered systemically by oral dosing, infusion or injection and subsequently dispersed throughout the body via the circulatory system. In the case of many drugs, systemic administration does not deliver them to the intended site with an appropriate concentration for a sufficient period of time or delivers them in a concentration that disperses too quickly, thereby not achieving the maximum potential therapeutic benefit. Because systemically delivered drugs disperse throughout the body, they often are administered at higher dosage levels to achieve sufficient concentrations at the intended sites. Some areas of the body, such as the eyes, joints, brain and nervous system, have natural barriers that impede the movement of drugs to those areas, requiring the administration of higher doses of systemically delivered drugs. These dosage levels can cause harmful side effects when the drugs interact with other tissues. To avoid issues of systemic delivery, drugs may be administered locally to the targeted site, typically by injection. However, maintaining a sufficient concentration at the targeted site over time typically requires timely and repeated administration of systemically and locally delivered drugs.

Biologics generally cannot be administered orally, but instead are administered by injection or infusion and require repeated injections or infusions to maintain appropriate levels over the course of treatment. Due to their size and complexity, it has been difficult to develop sustained-release formulations for biologics.

Patients often do not receive drugs or biologics on the schedule prescribed, or at all, because they do not self-administer them or do not go to medical professionals for administration as required. The risk of patient noncompliance increases due to various factors, such as treatment with multiple products, complex or painful dosing regimens, patient age, cognitive impairment or serious illness, and length and expense of treatment. Repeated administration by injection or infusion can result in serious infections and other complications.

Treating retinal diseases is a significant challenge for drug delivery. Due to the effectiveness of the blood/eye barrier, it is difficult for systemically administered drugs to reach the retina in sufficient quantities to have a beneficial effect without causing adverse side effects to other parts of the body. Injecting drugs or biologics in solution directly into the back of the eye can achieve effective, but often transient, dosage levels in the eye, requiring repeated injections. Significant ophthalmic biologics, such as Macugen® (pegaptanib sodium), Lucentis® (ranibizumab) and EYLEA® (afilbercept), are injected into the eye as frequently as every four weeks. In addition to the issues of inconvenience, cost and noncompliance, repeated intravitreal injections have medical risks, including intraocular infection, perforated sclera, vitreous hemorrhage and cataract formation.

Due to the drawbacks of traditional drug and biologic delivery, the development of methods to deliver drugs and biologics to patients in a more precise, controlled fashion over sustained periods of time is a medical goal. Methods for sustained drug delivery include oral and injectable controlled-release products and skin patches that seek to improve the consistency of the dosage over time and extend the duration of delivery. However, most of these methods cannot provide constant, controlled dosage or sufficient duration of delivery, particularly in diseases that are chronic or require precise dosing. Moreover, skin patches and oral products still have issues of systemic delivery. There are currently very few approved sustained-delivery products for biologics.

Our Technology Systems and Products

Our two core technology platforms, Durasert and Tethadur, have attributes that can address the issues of sustained delivery for ophthalmic and other product candidates:

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

Durasert Technology System

Our three approved products, as well as Medidur, use different generations of our Durasert technology platform to provide sustained, localized delivery of drugs to the back of the eye. In our Durasert products, a drug core is surrounded with one or more polymer layers, and the permeability of those layers and other aspects of the design of the product control the rate and duration of the drug release. By changing elements of the design, we can alter both the rate and duration of release to meet different therapeutic needs. Our later generation Durasert products and product candidates are injected at the target site, while early generations were surgically implanted.

The portfolio of our Durasert approved products and late-stage product candidates includes:

Product	Disease	Stage of Development	Partner
ILUVIEN	DME	EU-approved (10 countries) for chronic DME; U.S. – under FDA review (PDUFA date of September 26, 2014)	Alimera
Retisert	Posterior uveitis	FDA-approved; commercialized since 2005	Bausch & Lomb
Vitrasert	CMV Retinitis	FDA-approved; commercialized from 1996 through 2012 (patent expiration)	Bausch & Lomb
Medidur	Posterior Uveitis	Phase III	Developed by pSivida

Medidur for Posterior Uveitis

Medidur, our lead development product, is an injectable, sustained-release micro-insert designed to treat posterior uveitis over a period of up to three years. Posterior uveitis is an inflammatory disease of one of the linings in the posterior of the eye, which can cause sudden or gradual vision loss. The Medidur micro-insert delivers fluocinolone acetonide (FAc), a corticosteroid currently used in Retisert. Medidur uses the same micro-insert delivering the same drug at the same rate with the same polymers as the micro-insert used in ILUVIEN for DME. In contrast, Retisert delivers a higher dose of the same drug and must be surgically inserted into the eye. Medidur will also use a different inserter with a smaller needle than ILUVIEN. We are developing Medidur independently and have not licensed the rights to Medidur for posterior uveitis to Alimera or any other third party.

In June 2013, we initiated a pivotal Phase III clinical trial of Medidur for the treatment of posterior uveitis. This trial includes clinical sites in the U.S., Europe, Israel and India and is expected to enroll 120 patients. The primary end-point is recurrence of posterior uveitis at 12 months. We currently anticipate that enrollment will be completed in the first calendar quarter of 2015. The FDA has confirmed that we will be able to reference much of the data, including the clinical safety data, from Alimera’s Phase III trials of ILUVIEN for DME, which we are permitted to do under our agreement with Alimera. If the results of our trial are positive, and if the FDA approves ILUVIEN, we believe we will be able to seek FDA approval on the basis of this one Phase III trial together with additional clinical data from a planned study of the use of our proprietary inserter. While we believe the FDA will permit us to pursue this regulatory strategy, we plan to have a confirmatory meeting with the FDA after the PDUFA date for ILUVIEN. If the FDA does not approve our regulatory strategy, we may be required to complete a second Phase III trial for Medidur in order to submit for FDA approval. We may conduct additional clinical studies to support regulatory filings outside the U.S.

Because Medidur delivers the same drug as our FDA-approved Retisert product for posterior uveitis, although at a lower dose, we are optimistic that Medidur will show efficacy comparable to Retisert. Further, as Medidur uses the same micro-insert as ILUVIEN, we expect to observe a side-effect profile in posterior uveitis patients that is superior to that observed for Retisert and comparable to ILUVIEN for DME. As a result, although we cannot be certain, we are optimistic that Medidur will be efficacious for posterior uveitis with a more favorable risk/benefit profile and fewer side effects than Retisert.

Early interim data from an investigator-sponsored study of Medidur are consistent with this hypothesis. This three-year study is evaluating the safety and efficacy of Medidur in up to 12 patients with posterior uveitis. Interim results were measured on the twelve-month anniversary of the start of enrollment. Through this period, none of the eyes receiving Medidur experienced a recurrence of posterior uveitis, and inflammation was reduced in all of these eyes. In contrast, all control (untreated) eyes had either a recurrence of posterior uveitis or a worsening of inflammation. Furthermore, at the last follow-up visit reported in the interim results, best corrected visual acuity (on the Early Treatment Diabetic Retinopathy Study eye chart) improved by an average of more than nine letters in treated eyes, while untreated eyes declined by an average of one letter. Interim data showed that Medidur was well tolerated, and the observed safety profile was consistent with the short-term safety profile reported in clinical studies of ILUVIEN in DME eyes. Only one eye receiving Medidur experienced an increase in intraocular pressure (IOP) above the normal range; this eye ultimately required a surgical procedure to control elevated IOP.

Medidur is easier to administer than Retisert because it is injected in an office visit, while Retisert is implanted in a surgical procedure.

In the U.S., posterior uveitis has been estimated to affect approximately 175,000 people and be responsible for approximately 30,000 cases of blindness, making it the third largest cause of blindness in the U.S.

ILUVIEN for DME

ILUVIEN is an injectable, sustained-release micro-insert delivering FAc over a period of up to 3 years for the treatment of DME. DME is a disease of diabetics where leaking capillaries result in swelling in the macula, the most sensitive part of the retina, and it is a leading cause of blindness in most developed countries in the working-age population.

ILUVIEN is licensed to Alimera. ILUVIEN is currently commercially available from Alimera in the U.K. and Germany for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. Under our arrangement with Alimera, we are entitled to share in net profits (as defined) on sales of ILUVIEN by Alimera on a country-by-country basis. See “Strategic Collaborations—Alimera” below. Alimera completed two 36-month Phase III clinical trials (the FAME Study), which involved 956 patients in sites in the U.S., Canada, Europe and India, to assess the efficacy and safety of ILUVIEN in the treatment of DME. Combined enrollment of the FAME Study was completed in October 2007, the 24-month clinical readout was received in December 2009, and 36-month follow-up was completed in October 2010.

The status of marketing approvals and commercialization of ILUVIEN is as follows:

European Union. Alimera commenced commercial sales of ILUVIEN in the U.K. and Germany in the second quarter of 2013 and has reported plans to launch in France and Portugal in late 2014. ILUVIEN has marketing authorization in six additional EU countries: Austria, Italy, Spain, Norway, Denmark and Sweden. These marketing authorizations followed a favorable determination of approvability for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies under the EU’s Decentralized Procedure (DCP) and, as of June 2014, under the EU’s Mutual Recognition Procedure (MRP). ILUVIEN is awaiting marketing authorization in the national phase under the MRP in seven countries: Belgium, Czech Republic, Finland, Ireland, Luxembourg, Netherlands and Poland. As part of this approval process, Alimera committed to conduct a five-year, post-authorization, open label registry study of ILUVIEN in 800 patients with the labeled indication.

In November 2013, the National Institute for Health and Care Excellence (NICE) in the U.K. recommended ILUVIEN as a treatment option for patients with chronic DME considered insufficiently responsive to available therapies who have previously undergone cataract surgery, subject to a simple patient access scheme (PAS). As a result, ILUVIEN became available to these patients under the U.K.’s National Health Service (NHS). Further, in February 2014, the Scottish Medicines Consortium accepted ILUVIEN for use within the NHS Scotland for treatment of patients with chronic DME considered insufficiently responsive to available therapies who have previously undergone cataract surgery and for certain retreatments, subject to a simple PAS.

In Germany, Alimera was able to launch ILUVIEN without price restrictions, but continues to work with Germany’s statutory health insurance funds to streamline reimbursement.

In France, the Transparency Commission (Commission de la Transparence or CT) of the French National Health Authority (Haute Autorité de Santé) issued a favorable opinion for the reimbursement and hospital listing by the French National Health Insurance of ILUVIEN for the treatment of chronic DME considered insufficiently responsive to available therapies and despite optimized management of diabetes. In France, once Alimera agrees on a price with the French authorities, patients will be reimbursed for 100% of the cost of ILUVIEN under Affection de Longue Durée, a program for severe chronic disease, such as diabetes.

United States. Alimera resubmitted the NDA for ILUVIEN for DME to the FDA in March 2014, and the FDA set a PDUFA goal date of September 26, 2014.

The NDA was originally filed in June 2010 and resubmitted with revisions in May 2011 and April 2013 to address matters raised in the FDA’s first two CRLs. The most recently resubmitted NDA responded to the October 2013 third CRL from the FDA, which stated that the NDA could not be approved in its then present form. The FDA identified clinical and statistical deficiencies and indicated that the benefits of ILUVIEN did not outweigh its risks. Further, the FDA indicated that results from a new clinical trial would need to be submitted, together with at least 12 months of follow-up data for all enrolled patients, to support certain indications previously discussed by Alimera with the FDA. In the third CRL, the FDA also referenced deficiencies in the methods and controls used for the drug product at the facility where ILUVIEN is manufactured.

In the third CRL, the FDA suggested that a meeting with the Dermatologic and Ophthalmic Drugs Advisory Committee, which was subsequently scheduled for January 2014, might be of assistance in addressing the deficiencies identified above and providing advice whether a patient population could be identified in which the benefits of the drug product might outweigh the risks. Alimera believes it clarified with the FDA that the purpose of the Advisory Committee meeting was to consider the benefits and risks of ILUVIEN based on existing data available from the completed FAME Study clinical trials. A meeting of Alimera and the FDA in preparation for the Advisory Committee meeting resulted in labeling discussions for ILUVIEN, and Alimera and the FDA agreed that the Advisory Committee meeting was no longer necessary.

Alimera’s March 2014 resubmission of the NDA for ILUVIEN included responses to questions raised in the third CRL, addressed deficiencies noted in the methods and controls used for the drug product at the facility where ILUVIEN is manufactured and provided a safety update, which included commercial experience with ILUVIEN in the EU. In April 2014, Alimera was notified by the FDA that the resubmission of its NDA qualified as a complete class 2 response to the third CRL. Alimera does not plan to conduct any new clinical trials in connection with the FDA’s review of this submission. FDA approval of ILUVIEN would entitle us to a one-time $25.0 million milestone payment from Alimera. In April 2014, Alimera entered into a $35.0 million term loan agreement with Hercules Technology Growth Capital (Hercules) under which Hercules will advance $25.0 million to fund the milestone payment obligation if the FDA approves ILUVIEN on or before October 31, 2014 and certain other conditions are satisfied.

Australia and New Zealand. In April 2014, Alimera entered into an exclusive agreement with Specialized Therapeutics Australia (STA) for the distribution of ILUVIEN in Australia and New Zealand. STA is responsible for regulatory and commercial matters, including marketing approval and reimbursement, in those countries. The agreement between Alimera and STA includes a milestone payment to Alimera upon achievement of a public reimbursement listing, and royalties based on net sales, which will increase if a sales target is met. We are entitled to 20% of any royalties and 33% of any other payments received by Alimera, including any milestone payment.

Other Diseases. Alimera is not currently studying the use of ILUVIEN to treat any ophthalmic diseases other than DME.

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

Vitrasert for CMV Retinitis

Vitrasert, our first product, was approved in the U.S. and the EU for the treatment of CMV retinitis, a blinding eye disease that occurs in individuals with advanced AIDS. Vitrasert, which is surgically implanted through a 5-6 mm incision, provides sustained delivery of the anti-viral drug ganciclovir for six to eight months. Vitrasert was originally licensed to and sold by Chiron Corporation and subsequently to and by Bausch & Lomb. During fiscal 2013, Bausch & Lomb discontinued sales of Vitrasert following patent expiration.

Tethadur Technology System

Our Tethadur technology system utilizes BioSilicon, a fully-erodible, nanostructured elemental silicon, designed to provide sustained delivery of large biologic molecules, including peptides, proteins and antibodies. The size of the pores and surface area of the BioSilicon is manufactured using nanotechnology to accommodate a specific protein, peptide or antibody molecule. A suspension of the specific biologic loaded into BioSilicon in solution is injected into the patient. Over a pre-determined period, the BioSilicon erodes and the biologic molecules are released from the pores on a sustained basis. We believe that by varying the pore size and surface area of Tethadur, the release rate of antibodies and other therapeutics loaded into Tethadur can be controlled, which could permit sustained delivery of antibodies and other therapeutics that currently must be delivered by frequent injections. The system is biocompatible and biodegradable. BioSilicon can also be designed to deliver smaller molecules.

Development Pipeline

Our pre-clinical research is focused on using our Tethadur and Durasert technology platforms, alone or in combination, to deliver therapeutic agents to treat wet and dry AMD, osteoarthritis and glaucoma, as well as to provide systemic delivery of biologics. A micro-insert delivering Latanoprost for the treatment of glaucoma and ocular hypertension is subject to an option by Pfizer.

Feasibility Study Agreements

We have entered into feasibility study agreements with various companies, some of which are funded, to evaluate our Durasert and Tethadur and other BioSilicon technology systems for the treatment of various ophthalmic and other diseases.

Strategic Collaborations

We have entered into a number of collaboration/license agreements to develop and commercialize our product candidates and technologies. In all of our collaboration agreements, we retain the right to use and develop the underlying technologies outside of the scope of the exclusive licenses granted.

Alimera

In a February 2005 collaboration agreement, as amended and restated in March 2008, we granted Alimera an exclusive worldwide license to manufacture, develop, market and sell ILUVIEN for the treatment and prevention of human eye diseases other than uveitis. We also granted Alimera a worldwide non-exclusive license to manufacture, develop, market and sell certain additional Durasert-based products (1) to deliver a corticosteroid and no other active ingredient by a direct delivery method to the back of the eye solely for the treatment and prevention of eye diseases in humans other than uveitis or (2) to treat DME in humans by delivering a compound by a direct delivery method through an incision no smaller than that required for a 25-gauge or larger needle. The non-exclusive license is limited to those products that among other things (i) have a drug core within a polymer layer (with certain limitations regarding chemically bonded combinations of active agents), and (ii) are approved, or designed to be approved, to deliver a corticosteroid and no other active ingredient by a direct delivery to the posterior portion of the eye, or to treat DME by delivering a compound by a direct delivery through an incision required for a 25-gauge or larger needle. We are not permitted to use, or grant a license to any third party to use, the licensed technologies to make or sell any products that are or would be subject to the non-exclusive license granted to Alimera.

Alimera has complete financial responsibility for the development of licensed products and regulatory submissions under the collaboration agreement.

Alimera has agreed to pay us a one-time $25.0 million milestone within 30 days following the first product to be approved by the FDA under the collaboration agreement. In addition, we are entitled to receive 20% of any net profits (as defined) on sales of each licensed product (including ILUVIEN) by Alimera, measured on a quarter-by-quarter and country-by-country basis. Alimera may recover 20% of previously incurred and unapplied net losses (as defined) for commercialization of each product in a country by offsetting up to 4% of the net profits earned in that country for that product each quarter, effectively reducing the Company’s profit share to not less than 16% until those net losses are recouped. If Alimera sublicenses commercialization in any country, we are entitled to 20% of royalties and 33% of non-royalty consideration received by Alimera, less certain permitted deductions.

Either party may terminate the collaboration agreement for the other party’s uncured material breach under various conditions and upon various bankruptcy events. We may terminate the collaboration agreement with respect to a particular product if Alimera notifies us that it is abandoning or has abandoned such product, in which case the agreement provides for specific, exclusive remedies.

Pfizer

Our June 2011 Amended and Restated Collaborative Research and License Agreement with Pfizer (the Restated Pfizer Agreement) provides Pfizer an exclusive option, under various circumstances, to license the development and commercialization of a sustained release bioerodible implant to deliver latanoprost by subconjunctival injection (the Latanprost Product) worldwide for human ophthalmic disease or conditions other than uveitis. Under the Restated Pfizer Agreement, at our discretion and expense, we can develop the Latanoprost Product through Phase II clinical trials. If we cease development, or if we commence and complete Phase II clinical trials, Pfizer may exercise its option at either juncture in exchange for payments of prescribed, but different levels of, license fee and potential future milestones plus royalties. If Pfizer does not exercise any such option, the Restated Pfizer Agreement will automatically be terminated.

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

The Restated Pfizer Agreement replaces all of the rights and obligations under a 2007 Research and License Agreement, except for confidentiality and indemnification provisions. We regained all rights to our intellectual property in ophthalmic applications previously included in the original Pfizer agreement other than pursuant to the Restated Pfizer Agreement.

Pfizer owned approximately 6.3% of our outstanding stock as of August 31, 2014.

Bausch & Lomb

Under a 2003 amended license agreement, Bausch & Lomb has a worldwide exclusive license to make and sell our first-generation products (which, as defined in the agreement, includes Retisert) in return for royalties based on sales. We agreed with Bausch & Lomb not to develop, license or commercialize a product designed to receive regulatory approval to treat uveitis, but only for so long as Bausch & Lomb is actively commercializing a product the net sales of which bear the base royalty payable to us that is not subject to any royalty reduction or offset and Bausch & Lomb has not developed or commercialized a uveitis product that does not bear such royalties. This agreement also covered Vitrasert prior to patent expiration. Bausch & Lomb can terminate its agreement with us without penalty at any time upon 90 days’ written notice.

Enigma Therapeutics

Under a December 2012 license agreement, amended and restated in March 2013, Enigma Therapeutics Limited (Enigma) acquired an exclusive, worldwide, royalty-bearing license for the development of BrachySil (now named OncoSil™), a BioSilicon product candidate for the treatment of pancreatic and other types of cancer. We received an upfront fee of $100,000 and are entitled to an 8% sales-based royalty, 20% of sublicense consideration and milestones based on aggregate product sales. Enigma is obligated to pay an annual license maintenance fee of $100,000, creditable during each ensuing twelve month period against reimbursable patent maintenance costs and sales-based royalties. The first annual license maintenance fee of $100,000 was paid in January 2014. Enigma has the right to terminate its license upon 60 days prior written notice.

Research and Development

Our clinical and pre-clinical research programs primarily consist of ophthalmic applications of our technology systems. Our research and development expenses totaled $9.6 million in fiscal 2014, $7.0 million in fiscal 2013 and $7.0 million in fiscal 2012. Of these amounts, $8.2 million in fiscal 2014, $5.4 million in fiscal 2013 and $4.2 million in fiscal 2012 were incurred for costs of research and development personnel, clinical and pre-clinical studies, contract services, testing and laboratory facilities. The remaining expense of $1.4 million in fiscal 2014, $1.6 million in fiscal 2013 and $2.8 million in fiscal 2012 consisted of non-cash charges for amortization of intangible assets, depreciation of property, plant and equipment and stock-based compensation expense specifically allocated to research and development personnel. In addition, during fiscal 2012 we recorded a $14.8 million intangible asset impairment write-down, which is classified as a separate category of operating expenses in the consolidated statements of comprehensive loss.

Intellectual Property

Our intellectual property rights are crucial to our business. We hold or are licensed patents relating to our core technology systems in the United States and other countries. The following table provides general details relating to our owned and licensed patents (including both patents that have been issued and applications that have been accepted for issuance) and patent applications as of August 31, 2014:

Technology	United States Patents	United States Applications	Foreign Patents	Foreign Applications	Patent Families
Durasert	11	8	87	40	12
Tethadur	7	6	9	22	6
Other BioSilicon	13	4	73	5	20
Other	9	6	22	30	16

Total	40	24	191	97	54

Employees

We had 24 employees as of August 31, 2014. None of our employees is covered by a collective bargaining agreement.

Sales and Marketing

We have no marketing or sales staff. We currently depend on collaborative partners to market our products. Significant additional expenditures would be required for us to develop an independent sales and marketing organization.

Third Party Reimbursement and Pricing Controls

Sales of pharmaceutical products are significantly dependent on the availability and extent of reimbursement to consumers of the cost of the products from third-party payors, such as government health administration authorities and plans, private health insurers and other organizations, as well as the timing and complexity of obtaining those reimbursements. The Centers for Medicare and Medicaid Services designated Retisert as eligible for Medicare reimbursement at the rate of $19,345, with associated surgical fees reimbursed separately. Alimera has been engaged in regulatory proceedings and negotiations with respect to the amount and/or process for reimbursement of ILUVIEN for chronic DME in various EU countries where it has received marketing authorization.

The passage of the Medicare Prescription Drug and Modernization Act of 2003 imposed requirements for the distribution and pricing of prescription drugs, which may affect the marketing of our products by us or our licensees. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, is expected to significantly change the way healthcare is financed by both governmental and private insurers. The ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of new products, and the rebates, discounts, taxes and other costs resulting from the ACA may have a significant effect on our profitability in the future. In addition, potential reductions of the per capita rate of growth in Medicare spending under the ACA could potentially limit access to certain treatments or mandate price controls for our products.

In many foreign markets, including countries in the EU, pricing of pharmaceutical products is subject to governmental control. In the U.S., there have been, and there will likely continue to be, federal and state proposals to implement similar governmental pricing control.

Competition

The market for products treating back-of-the-eye diseases is highly competitive and is characterized by extensive research efforts and rapid technological progress. We face substantial competition for our products and product candidates. Pharmaceutical, drug delivery and biotechnology companies, as well as research organizations, governmental entities, universities, hospitals, other nonprofit organizations and individual scientists, have developed and are seeking to develop drugs, therapies and novel delivery methods to treat our targeted diseases. Most of our competitors and potential competitors are larger, better established and more experienced and have substantially more resources than we or our partners have. Competitors may reach the market earlier, may have obtained or could obtain patent protection that dominates or adversely affects our products and potential products, and may offer products with greater efficacy, lesser side effects and/or other competitive advantages. We believe that competition for treatments of back-of-the-eye diseases is based upon the effectiveness of the treatment, side effects, time to market, reimbursement and price, reliability, availability, patent position, and other factors.

Many companies have or are pursuing products to treat back-of-the-eye diseases that are or would be competitive with our products and product candidates. Some of these include the following:

•

DME. Genentech USA Inc.’s products Lucentis (ranibizumab) and Regeneron Pharmaceutical’s EYLEA (afibercept) are approved in the U.S. and the EU for the treatment of DME. Roche’s lower-cost Avastin is approved to treat various cancers, but is used off-label for treatment of diabetic retinopathy. Studies are ongoing on the use of Avastin in back-of-the-eye diseases. Genentech is a wholly-owned member of the Roche Group. Novartis has the right to market and sell Lucentis outside of the U.S. Regeneron maintains exclusive rights to EYLEA in the U.S., and Bayer HealthCare owns the exclusive marketing rights outside the U.S. Lucentis, EYLEA and Avastin are all injected into the back of the eye on a regular basis. Allergan, Inc.’s Ozurdex® (dexamethasone intraveal implant), a bioerodible, extended release intravitreal implant, has been approved for the treatment of DME in eyes that have had, or are scheduled for, cataract surgery. It has a duration of therapy of several months. Other companies, including Genentech, are working on the development of product candidates and extended delivery devices for the potential treatment of DME, including those that act by blocking VEGF and VEGF receptors, as well as use of small interfering ribonucleic acids (siRNAs) that modulate gene expression.

•

Posterior Uveitis. Periocular steroid injections and systemic delivery of corticosteroids are used to treat posterior uveitis. Ozurdex is approved in the U.S. and EU for posterior uveitis. Many companies have ongoing trials of posterior uveitis treatments, including Abbvie’s Humera® (adalimumab), Santen Pharmaceutical Co. Ltd.’s sirolimus drug DE-109, Novartis’ AIN457 and XOMA Ltd.’s Gevokizumab™.

•

Dry AMD. There are no FDA-approved treatments for any form of dry AMD. Many companies have products in development, including Acucela Inc.’s Emixustat Hydrochloride, a visual cycle modulator administered orally, Roche/Genentech’s lampalizumab, an intravitreal injection therapy; GlaxoSmithKline’s GSK933776, an intravenously administered anti-amyloid immunotherapy drug; MacuCLEAR’s MC1101, an antihypertensive drug being developed as an eye drop; and several complement inhibitors.

•

Wet AMD. There are a variety of therapies used for the treatment of wet AMD, principally Lucentis, EYLEA and Avastin. Lucentis and EYLEA are approved in the U.S. and EU to treat the disease, and Avastin is used off- label.

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

	Year Ended June 30,
	2014			2013			2012
	U.S.	U. K.	Total	U.S.	U. K.	Total	U.S.	U. K.	Total
	(In thousands)
Revenue:
Collaborative research and development	$1,930	$225	$2,155	$510	$270	$780	$939	$1,141	$2,080
Royalty income	1,318	—	1,318	1,363	—	1,363	1,446	—	1,446

	$3,248	$225	$3,473	$1,873	$270	$2,143	$2,385	$1,141	$3,526

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

•	pre-clinical laboratory and animal tests;

•	submission to the FDA of an Investigational New Drug (IND) application, which must become effective before human clinical trials may begin;

•	adequate and well-controlled studies to establish the safety and efficacy of the proposed pharmaceutical product for its intended use;

•	submission to the FDA of an NDA to obtain marketing approval; and

•	FDA review and approval of the NDA.

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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and any efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board (IRB). The IRB will consider, among other things, ethical factors, safety of human subjects and possible liability of the institution. Some clinical trials, called “investigator-sponsored” clinical trials, are conducted by third-party investigators responsible for the regulatory obligations associated with sponsorship of a clinical trial. The results of these trials may be used as supporting data by a company in its application for FDA approval, provided that the company has contractual rights to use the results.

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

We or our collaborative partners may not successfully complete Phase I, Phase II or Phase III testing of our product candidates within any specific time period, if at all. Furthermore, we, our collaborative partners, the FDA, the IRB, foreign regulatory authorities or the sponsor, if any, may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Once a product approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a Risk Evaluation and Mitigation Strategy (REMS) program. Other potential consequences include, among other things:

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

Healthcare Law and Regulation. Healthcare providers, including physicians, and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with healthcare providers, third-party payors and other healthcare customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations in the U.S. and in other countries and jurisdictions. Within the U.S., these laws generally apply to pharmaceutical companies once the companies have marketed products or marketed products reimbursable by federal healthcare programs such as Medicare and Medicaid. For the laws with such applicability, we could be subject to the laws if any of our product candidates in the future receive marketing approval and/or coverage under federal healthcare programs. Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. Such U.S. federal healthcare laws and regulations include the following:

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

•

the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly engaging in certain activities, including presenting, or causing to be presented, to the federal government claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and

•

the federal transparency requirements under the Health Care Reform Law require manufacturers of drugs, devices and medical supplies to report to the federal government information related to certain payments and other transfers of value to physicians and teaching hospitals, as well as physician ownership and investment interests.

Within the U.S., analogous state laws and regulations, such as anti-kickback and false claims . laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by governmental as well as non-governmental third-party payors, including private insurers. Foreign laws may also seek to prevent fraud and abuse.

Laws and regulations have been enacted by various states to regulate the sales and marketing practices of pharmaceutical companies with marketed products. The laws and regulations generally limit financial interactions between manufacturers and health-care providers; require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government; and/or require disclosure to the government and public of financial interactions. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Given the lack of clarity in laws and their implementation, any future reporting (if we obtain approval and/or reimbursement from federal healthcare programs for our product candidates) could be subject to the penalty provisions of the pertinent laws and regulations.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, also imposes obligations on certain health care providers, health plans, and health care clearinghouses (which are entities that processor facilitate the processing of nonstandard data elements of health information into standard data elements, or vice versa) and certain of their contractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Foreign Laws. We and our collaborative partners are also subject to regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products sold in foreign countries. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely by country. Whether or not FDA approval is obtained, we or our collaborative partners must obtain approval of a product by the comparable regulatory authorities of foreign countries before manufacturing or marketing the product in those countries. The approval process varies from country to country, and the time required for these approvals may differ substantially from that required for FDA approval. There is no assurance that clinical trials conducted in one country will be accepted by other countries, or that approval in one country will result in approval in any other country. For clinical trials conducted outside the U.S., the clinical stages generally are comparable to the phases of clinical development established by the FDA.

Corporate Information

pSivida Corp. was organized as a Delaware corporation in March 2008. Its predecessor, pSivida Limited, was formed in December 2000 as an Australian company incorporated in Western Australia. Our principal executive office is located at 480 Pleasant Street, Suite B300, Watertown, Massachusetts 02472 and our telephone number is (617) 926-5000.

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

Information with respect to ILUVIEN has been derived from public disclosures by Alimera.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR COMPANY AND OUR BUSINESS

We have a history of losses and may continue to incur losses for the foreseeable future.

With the exception of net income in fiscal 2010 resulting from a non-recurring event, we have incurred operating losses since our inception in 2000. We do not currently have any assured sources of revenues. Although Alimera is selling ILUVIEN for chronic DME in the U.K. and Germany, with plans to launch in France and Portugal in late 2014, and also has marketing authorization in 6 other EU countries, we do not know the timing and extent of any revenues we may receive from sales of ILUVIEN for chronic DME in the EU, if any. We do not know whether we will receive the one-time $25.0 million milestone payment to which we would be entitled if the FDA approves ILUVIEN, nor the timing or extent of revenues we might receive from sales in the U.S., if any. We receive royalties from Bausch & Lomb’s sales of Retisert, but we do not expect those royalties to increase to a level sufficient to sustain our operations and they may decline. Our ability to achieve profitability is expected to depend, among other things, upon Alimera’s ability to achieve FDA approval of and to successfully commercialize ILUVIEN and our or any other licensees’ ability to achieve regulatory approval and sufficient revenues from commercialization of one or more other products.

We expect to need additional capital resources to fund our operations, and our ability to obtain them is uncertain.

With the exception of net income in fiscal year 2010 resulting from a non-recurring event, we have incurred operating losses each year since inception, and at June 30, 2014, we had a total accumulated deficit of $277.0 million. During the past three fiscal years, we financed our operations primarily from sales of equity, as well as operating cash flows from license fees, research and development funding and royalty income from our collaboration partners. We believe that our capital resources of $18.3 million at June 30, 2014, together with expected cash inflows under existing collaboration agreements, should enable us to fund our operations as currently planned through the third quarter of calendar year 2015. This does not include either the potential milestone or any net profits payments under the Alimera collaboration agreement. Our ability to fund our planned operations beyond that date, including completion of clinical development of Medidur, is expected to depend on the amount and timing of cash receipts under our Alimera collaboration agreement, as well as proceeds from any future collaboration or other agreements and/or financing transactions. If we receive the one-time $25.0 million milestone payment from Alimera that would be due if the FDA approves ILUVIEN, we believe our capital resources and other expected cash inflows will fund our operations as currently planned into calendar 2017.

Whether we will require, or desire, to raise additional capital will be influenced by many factors, including, but not limited to:

•	whether and when we receive the one-time $25.0 million milestone from Alimera to which we would be entitled if the FDA approves ILUVIEN;

•	whether, when and to what extent we receive other revenues from Alimera with respect to the commercialization of ILUVIEN;

•	the timing and cost of development of Medidur for posterior uveitis;

•	whether and to what extent we internally fund, when we initiate, and how we conduct other product development and programs, including Tethadur applications;

•	whether and when we initiate Phase II clinical trials for the Latanoprost Product and whether and when Pfizer exercises its option;

•	whether and when we enter into strategic arrangements for our product candidates and the nature of those arrangements;

•	timely and successful development, regulatory approval and commercialization of our products and product candidates;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims; and

•	changes in our operating plan, resulting in increases or decreases in our need for capital.

We believe that extending our cash position beyond the third quarter of calendar year 2015 depends significantly on receipt of the one-time $25.0 million milestone to which we would be entitled on an FDA approval of ILUVIEN and the successful commercialization by Alimera of ILUVIEN for DME that would provide us with our share of net profits receipts. There is no assurance that ILUVIEN for DME will be approved by the FDA in the U.S. or that Alimera will be able to make the milestone payment if ILUVIEN is approved. In April 2014, Alimera entered into a term loan agreement with Hercules Technology Growth Capital (Hercules) under which Hercules agreed to advance $25.0 million to Alimera to fund the milestone payment obligation if the FDA approves ILUVIEN on or before October 31, 2014 and certain other conditions are satisfied. Alimera has reported that due to the limited revenue generated by ILUVIEN to date, it may not be able to maintain compliance with certain covenants under its loan agreement. There is no assurance that Alimera will have the funds to pay the milestone payment when due. Further, there is no assurance that ILUVIEN for chronic DME will achieve market acceptance in any country in the EU, or, if ILUVIEN is approved in the U.S., Australia or New Zealand, or that we will receive significant, if any, revenues from ILUVIEN.

If we determine that it is desirable or necessary to raise additional capital in the future, we do not know if it will be available when needed or on terms favorable to us or our stockholders. The state of the economy and the financial and credit markets at the time or times we seek any additional financing may make it more difficult and more expensive to obtain. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and potential dilutive equity, and funding through collaboration agreements may be on unfavorable terms, including requiring us to relinquish rights to certain of our technologies or products. If adequate financing is not available if and when needed, we may be required to delay, reduce the scope of or eliminate research or development programs, postpone or cancel the pursuit of product candidates, including pre-clinical and clinical trials and new business opportunities, reduce staff and operating costs or otherwise significantly curtail our operations to reduce our cash requirements and extend our capital.

If the recorded value of our intangible assets under GAAP is further impaired, our financial results could be materially adversely affected.

We recorded significant amounts of intangible assets in connection with earlier acquisitions. We took impairment charges of $3.1 million with respect to the value of our Durasert intangible asset and $11.7 million with respect to the value of our BioSilicon intangible asset as of December 31, 2011. We had $2.8 million of intangible assets on our balance sheet as of June 30, 2014, of which $1.9 million related to our Durasert technology and $912,000 related to our BioSilicon technology. We will continue to conduct impairment analyses of our intangible assets as required, and we would be required to take additional impairment charges in the future if any recoverability assessments of those assets reflect fair market values that are less than our recorded values, and such charges could be significant. The carrying values of our Durasert and BioSilicon technology systems could be impaired if there is a future triggering event, including, without limitation, adverse events with respect to clinical development, regulatory approval and success of commercialization of products using those technologies, and significant changes in our market capitalization. Further impairment charges on our intangible assets could have a material adverse effect on our results of operations.

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

RISKS RELATED TO THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS AND PRODUCT CANDIDATES

If the FDA does not approve ILUVIEN for DME, Alimera will be unable to commercialize the product in the U.S., and we will not receive the payments to which we would be entitled upon such approval and from successful commercialization, which could materially impair our financial prospects.

Alimera has received three CRLs from the FDA with respect to its NDA for ILUVIEN for DME in which the FDA stated that it was unable to approve the NDA in each instance in its then current form. Although Alimera again refiled the NDA in March 2014 following labeling discussions with the FDA in December 2013 and the FDA has set a new PDUFA goal date of September 26, 2014, there is no assurance that Alimera’s resubmission will demonstrate to the FDA that the benefits of ILUVIEN for DME outweigh its risks, that additional clinical trials will not be required, or that Alimera will be able to obtain FDA approval for ILUVIEN for DME in the U.S. Accordingly, ILUVIEN for DME may never be approved and marketed in the U.S., in which case we would not receive the milestone payment to which we would be entitled on FDA approval or any revenues from U.S. commercialization, which would be materially adverse to our business. Further, studies of ILUVIEN for the treatment of three other eye diseases have been discontinued and we do not know whether Alimera will continue to seek to develop, or receive approval from the FDA or other regulatory agencies for, ILUVIEN for the treatment of other eye conditions included under Alimera’s agreement with us.

Sales of ILUVIEN for DME may be materially adversely affected by pricing and reimbursement decisions of regulatory bodies, insurers and others.

Prices, coverage and reimbursement to consumers of the price of ILUVIEN in EU countries are generally regulated by third-party payors, such as government health administration authorities and plans, private health insurers and other organizations. Consumers are also affected by the timing and complexity of those reimbursements. Prices are generally lower and coverage and access to drugs more limited than in the U.S., which has and is expected to continue to affect our potential revenues from the commercialization of ILUVIEN for chronic DME in the EU. There is no assurance as to what level of governmental pricing and reimbursement will be permitted in various EU countries. For example, in the U.K. and Scotland, NHS reimbursement is limited to the treatment of pseudophakic eyes. Similarly, there is no assurance that Alimera will achieve satisfactory agreements with statutory insurers in other countries to streamline reimbursement. We do not know what levels of pricing will be approved in other EU countries, or what restrictions will be placed on the use or reuse of ILUVIEN. Further, if ILUVIEN were approved in the U.S., we do not know what restrictions will be put on its use or what level of pricing will be reimbursed. Future sales of ILUVIEN may be adversely affected by pricing and reimbursement decisions, and such effects may be material.

Alimera’s expansion of its commercial infrastructure in the EU is a significant undertaking that requires substantial financial and managerial resources, and Alimera may not be successful in its efforts, or it may encounter unexpected delays in connection with its continued expansion, which may negatively impact its efforts to market and sell ILUVIEN. Alimera also could fail to successfully manage its international operations, which could materially harm our business, operating results and financial condition.

Our financial results depend heavily on Alimera’s ability to successfully commercialize ILUVIEN in the EU. ILUVIEN for chronic DME has marketing authorization in ten EU countries and is pending authorization in seven more EU countries. Alimera launched ILUVIEN in the United Kingdom and Germany in April and May of 2013, respectively, and currently plans to launch ILUVIEN in Portugal and France in late 2014, but has not announced commercialization plans for the other EU countries where it has or has sought marketing approval. A commercial launch of this size is a significant undertaking that requires substantial financial and managerial resources. Alimera may not be able to maintain and expand its commercial operation in a cost-effective manner or realize a positive return on its investments, which could negatively impact its ability to market and sell ILUVIEN. Factors that may inhibit Alimera’s efforts to commercialize ILUVIEN include:

•

Alimera’s inability to expand its sales and marketing infrastructure, to grow its organization or to manage its growth, including integrating any personnel hired through Quintiles Commercial or similar organizations;

•	Alimera’s inability to recruit and retain adequate numbers of effective personnel;

•	the inability of Alimera’s sales personnel to obtain access to or persuade adequate numbers of ophthalmologists to prescribe ILUVIEN;

•	the lack of complementary products to be offered by Alimera’s sales personnel, which may put Alimera at a competitive disadvantage relative to companies with more extensive product lines;

•	the inability of Alimera’s market access personnel to obtain sufficient levels of pricing and reimbursement in each jurisdiction; or

•	unforeseen costs and expenses associated with creating a commercial organization in the EU.

Additionally, Alimera may encounter unforeseen delays in expanding its commercial operations that delay the commercial launch in one or more EU countries in which ILUVIEN has received or been recommended for marketing authorization. These delays may increase the cost of and the resources required for successful commercialization of ILUVIEN in the EU. Alimera does not have experience in a commercial operation of this size in the EU or elsewhere. Alimera has limited international commercialization experience and international operations require significant management attention and financial resources. In addition, there are many risks inherent in international business activities, including, but not limited to:

•	extended collection timelines for accounts receivable and greater working capital requirements;

•	multiple legal systems and unexpected changes in legal requirements;

•	tariffs, export restrictions, trade barriers and other regulatory or contractual limitations on Alimera’s ability to sell or develop ILUVIEN in certain foreign markets;

•	trade laws and business practices favoring local competition;

•	potential tax issues, including restrictions on repatriating earnings, multiple and conflicting and complex tax laws and regulations;

•	weaker intellectual property protection in some countries;

•	political instability, including war and terrorism or the threat of war and terrorism; or

•	adverse economic conditions, including the stability and solvency of business financial markets, financial institutions and sovereign nations.

In addition, compliance with foreign and U.S. laws and regulations that are applicable to Alimera’s international operations is complex and may increase Alimera’s cost of doing business in international jurisdictions, and Alimera’s international operations could expose Alimera to fines and penalties if Alimera fails to comply with these laws and regulations. These laws and regulations include import and export requirements and anti-bribery laws. Any violations of these laws or regulations could subject Alimera to civil or criminal penalties, including substantial fines or prohibitions on Alimera’s ability to offer ILUVIEN in one or more countries, which could materially and adversely harm our business and financial condition.

If Alimera does not develop an effective marketing strategy, or if it is not successful in recruiting and retaining personnel or in expanding its sales and marketing infrastructure and entering into additional collaboration arrangements with third parties, or if it encounters delays or other difficulties in commercializing ILUVIEN, it would adversely affect our business, operating results and financial condition.

We do not know if and when we will receive revenues from any commercialization of ILUVIEN for DME and the extent of those revenues.

There is no assurance if and when, and to what extent, we will receive revenues from the commercialization of ILUVIEN for DME. Because we are entitled to a net profit participation on a country-by-country and quarter-by-quarter basis on sales of ILUVIEN where Alimera markets ILUVIEN directly and to a percentage of royalties and non-royalty consideration where Alimera sublicenses the marketing of ILUVIEN, the amount and timing of any revenues we receive will be affected by the manner in which Alimera determines to market ILUVIEN. We cannot project what the demand will be for ILUVIEN for DME or when, or if, it will achieve net profits in countries where Alimera markets it.

Alimera has announced its intention to market ILUVIEN directly in certain EU countries and, if approved by the FDA, in the U.S. Although Alimera commercially launched ILUVIEN for chronic DME in the U.K. and Germany during the quarter ended June 2013, Alimera has reported that it has not achieved net profits in either country. Alimera has announced its intention to launch ILUVIEN in France and Portugal in late 2014 and to launch in the U.S. in early 2015 if the FDA approves ILUVIEN, but has not announced commercialization plans for the other EU countries where it has or has sought marketing approval. Alimera has no prior experience in commercializing products. There is no assurance that Alimera will be able to build and manage a successful commercial operation in the EU or the U.S. or that it will have sufficient capital to do so.

Alimera has signed a distribution agreement with STA for ILUVIEN in Australia and New Zealand. We do not know when or if STA will achieve a public reimbursement listing for ILUVIEN entitling Alimera to a milestone in which we would share, or when or if there will be net sales entitling Alimera to royalties in which we would share.

The micro-insert for ILUVIEN and Medidur delivers FAc, a corticosteroid that has adverse side effects in the eye, which may affect the approvability and success of this micro-insert for treatment of DME, posterior uveitis and other eye diseases.

The micro-insert for both ILUVIEN and Medidur delivers the non-proprietary corticosteroid FAc, which is associated with adverse side effects in the eye, such as cataract formation and elevated IOP, which may increase the risk of glaucoma and related surgery to manage those side effects. In the 2011 and 2013 CRLs, the FDA stated that the risks of adverse reactions shown for ILUVIEN in the FAME Study were significant and were not offset by the benefits demonstrated in those clinical trials. These side effects may affect the approvability of ILUVIEN for DME in certain jurisdictions. Although FDA-approved Retisert and our product candidate Medidur both deliver FAc to treat posterior uveitis, there is no assurance that Medidur will be safe and efficacious for the treatment of posterior uveitis in light of its expected side effects from FAc. Even if ILUVIEN and Medidur are approved, these side effects may limit the population for which marketing authorization is granted or for which reimbursement is provided and/or adversely affect sales of the product. For example, NHS reimbursement for ILUVIEN for chronic DME in the U.K. and Scotland is limited to eyes that have undergone cataract surgery.

There is no assurance that we will be able to seek FDA approval of Medidur based on one Phase III trial together with a utilization study, and if we are required to conduct an additional Phase III trial, the time and expense required to obtain U.S. regulatory approval would increase.

If the results of our current Phase III trial are positive, and if the FDA approves ILUVIEN for DME, we plan to seek FDA approval on the basis of this single Phase III trial together with additional clinical data from a planned open label study on use of our proprietary inserter. However, we may need to complete two Phase III trials to obtain FDA approval, which would extend the time for filing an NDA and, accordingly, any regulatory approval of Medidur, and would also increase the cost of its development prior to approval.

There is no assurance that Medidur will be found to be safe and effective for the treatment of posterior uveitis

We are optimistic that Medidur will be as efficacious for posterior uveitis as Retisert is, but with a better side effect profile than Retisert, comparable to ILUVIEN. However, this is only a hypothesis, and there is no assurance that the ongoing Phase III program or investigator-sponsored study for Medidur will demonstrate these results. While early interim data from the investigator-sponsored study of Medidur are consistent with this hypothesis, that trial is not complete, involves only up to 12 patients and is not intended to be a clinical trial that can serve as the basis for approval of Medidur. Data from the Retisert and ILUVIEN trials and early data from this investigator-sponsored study may not accurately predict the results of our Medidur Phase III trial(s). There is no assurance that the clinical trial or trials for Medidur will provide the necessary evidence of safety and efficacy required for approval by the FDA and other regulatory authorities. Actions by the FDA and other regulatory authorities with respect to Retisert and ILUVIEN are not predictive of the FDA’s action with respect to Medidur.

There is no assurance that Pfizer will exercise its option with respect to the Latanoprost Product, in which case we will not receive any further financial consideration under the Restated Pfizer Agreement.

Development of the Latanoprost Product through at least Phase II clinical trials is at our own expense. Pfizer has an option for an exclusive, worldwide license to develop and commercialize the Latanoprost Product upon our completion of Phase II clinical trials or upon our cessation of development of the Latanoprost Product at any time prior to completion of those trials. There is no assurance that we will commence or complete Phase II clinical trials for the Latanoprost Product; that if completed, the trials will be successful; that Pfizer will, in any event, exercise its option; that if exercised, Pfizer will commence Phase III clinical trials; or that the Latanoprost Product will achieve successful Phase III trial results, regulatory approvals or commercial success. As a result, there is no assurance that we will receive any further licensing, milestone or royalty payments under the Restated Pfizer Agreement.

If we or our licensees are unable to or do not complete clinical trials for our product candidates or do not receive the necessary regulatory approvals, we or our licensees will be unable to commercialize our product candidates.

Marketing and manufacture of pharmaceutical products is subject to stringent regulation by applicable governmental authorities. Generally, in order to obtain marketing approval, pre-clinical studies and clinical trials must demonstrate that a product candidate is safe for human use and effective for its targeted disease or condition.

ILUVIEN for DME has completed pivotal clinical trials, which were conducted pursuant to our Alimera collaboration agreement, and a pivotal Phase III trial of Medidur for posterior uveitis is ongoing. All of our other product development is at earlier stages. Product development at all stages involves a high degree of risk, and only a small proportion of research and development programs result in product candidates that advance to pivotal clinical trials or to approved products. There is no assurance that any feasibility study agreements we have, or enter into, with third parties will result in any product candidates or licenses, or that we or our licensees will commence or continue clinical trials for any of our product candidates. If clinical trials conducted by or for us or our licensees for any of our product candidates do not provide the necessary evidence of safety and efficacy, those product candidates cannot be manufactured and sold, and will not generate revenues. Initial or subsequent clinical trials may not be initiated by or for us or our licensees for product candidates or may be delayed or fail due to many factors, including the following:

•	decisions by parties evaluating our technologies not to pursue development of products with us;

•	our (or our licensees’) lack of sufficient funding to pursue trials rapidly or at all;

•	our (or our licensees’) inability to attract clinical investigators for trials;

•	our (or our licensees’) inability to recruit patients in sufficient numbers or at the expected rate;

•	our inability to fund and undertake, or to find or reach agreement with licensees to fund and undertake, clinical trials;

•	decisions by licensees not to exercise options for products or not to pursue products licensed to them;

•	adverse side effects;

•	failure of trials to demonstrate a product candidate’s safety and efficacy;

•	our (or our licensees’) failure to meet FDA or other regulatory agency requirements for clinical trial design, or inadequate clinical trial design;

•	our (or our licensees’) inability to follow patients adequately after treatment;

•	changes in the design or manufacture of a product;

•

failures by, changes in our (or our licensees’) relationship with, or other issues at, contract research organizations, third-party vendors and investigators responsible for pre-clinical testing and clinical trials;

•	our (or our licensees’) inability to manufacture sufficient quantities of materials for use in clinical trials;

•	stability issues with clinical materials;

•

failure to comply with current good laboratory practices (GLP), good clinical practices (GCP), cGMP or similar foreign regulatory requirements that affect the conduct of pre-clinical and clinical studies and the manufacturing of products;

•	requests by regulatory authorities for additional data or clinical trials;

•

governmental or regulatory agency assessments of pre-clinical or clinical testing that differ from our (or our licensees’) interpretations or conclusions that product candidates meet quality standards for stability, quality, purity and potency;

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

The FDA or other relevant regulatory agencies may not approve our product candidates for manufacture and sale, and any approval by the FDA does not ensure approval by other regulatory agencies or vice versa (which could require us to comply with numerous and varying regulatory requirements, possibly including additional clinical testing). Any product approvals we or our licensees achieve could also be withdrawn for failure to comply with regulatory standards or due to unforeseen problems after the products’ marketing approval. In either case, marketing efforts with respect to the affected product would have to cease. In addition, the FDA or other regulatory agencies may impose limitations on the indicated uses for which a product may be marketed, which may reduce the size of, or otherwise limit the potential market for, the product.

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

We have a limited ability to develop and market products ourselves. If we are unable to find development or marketing partners, or our development or marketing partners do not successfully develop or market our products, we may be unable to effectively develop or market products on our own.

Our strategy includes independently developing products, but we have limited product development capability and no marketing or sales staff. Developing products and achieving market acceptance for them requires extensive and substantial efforts by experienced personnel as well as expenditure of significant funds. We may not be able to establish or fund sufficient capabilities necessary to develop products and achieve market penetration ourselves.

Our business strategy also includes entering into collaborative and licensing arrangements for the development and commercialization of our product candidates, where appropriate, and we currently have collaboration and/or licensing arrangements with various companies. The curtailment or termination of these arrangements with Alimera or Bausch & Lomb could adversely affect our business, our ability to develop and commercialize our products, product candidates and proposed products and our ability to fund operations.

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

Our current licensees may terminate their agreements with us at any time and, if they do, we will lose the benefits of those agreements and may not be able to develop and sell products currently licensed to them.

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

For example, Alimera may abandon the development and commercialization of any licensed product, including ILUVIEN for DME, and Bausch & Lomb may terminate its license agreement with respect to Retisert without penalty at any time upon 90 days’ written notice.

Any of our licensees may decide not to continue to develop, exercise options or commercialize products under their respective agreements, change strategic focus, or pursue alternatives to our technologies or develop competing products. While Bausch & Lomb has significant experience in the ophthalmic field and substantial resources, there is no assurance whether, and to what extent, that experience and those resources will be devoted to Retisert. Alimera has limited experience and limited financial resources, and ILUVIEN for DME is Alimera’s first and only commercial product. Actions, including breaches or termination of these agreements by our licensees, could delay, impair or stop the development or commercialization of any of the products or product candidates licensed to them or require significant additional capital investment by us, which we may not have the resources to fund.

If products of our competitors receive regulatory approval or reach the market earlier, are more effective, have fewer side effects, are more effectively marketed or cost less, our products or product candidates may not be approved, may not achieve the sales we anticipate and could be rendered obsolete.

We believe that pharmaceutical, drug delivery and biotechnology companies, research organizations, governmental entities, universities, hospitals, other nonprofit organizations and individual scientists are seeking to develop drugs, therapies, products, approaches or methods to treat our targeted diseases or their underlying causes. For our targeted diseases, competitors have alternate therapies that are already commercialized or are in various stages of development, ranging from discovery to advanced clinical trials. Any of these drugs, therapies, products, approaches or methods may receive government approval or gain market acceptance more rapidly than our products and product candidates, may offer therapeutic or cost advantages, or may more effectively treat our targeted diseases or their underlying causes, which could result in our product candidates not being approved, reduce demand for our products and product candidates or render them noncompetitive or obsolete.

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

In both domestic and foreign markets, the commercial success of our products and product candidates will require not only obtaining regulatory approvals, but also obtaining market acceptance by retinal specialists and other doctors, patients, government health administration authorities and other third-party payors. Whether and to what extent our products and product candidates achieve and maintain market acceptance will depend on a number of factors, including demonstrated safety and efficacy, cost-effectiveness, potential advantages over other therapies, our and our collaborative partners’ marketing and distribution efforts and the reimbursement policies of government and other third-party payors. In particular, if government and other third-party payors do not recommend our products and product candidates, limit the indications for which they are recommended, or do not provide adequate and timely coverage and reimbursement levels for our products, the market acceptance of our products and product candidates will be limited. Both government and other third-party payors attempt to contain healthcare costs by limiting coverage and the level of reimbursement for products and, accordingly, they may challenge the price and cost-effectiveness of our products, or refuse to provide coverage for our products. If our products and product candidates fail to achieve and maintain market acceptance, they may fail to generate significant revenues and our business may be significantly harmed.

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

Our success is dependent on whether we can obtain patents, defend our existing patents and operate without infringing on the proprietary rights of third parties. As of August 31, 2014, we had 229 patents and 115 pending patent applications, including patents and pending applications covering our Durasert, Tethadur and other technologies. Intellectual property protection of our technologies is uncertain. We expect to seek to patent and protect our proprietary technologies. However, there is no assurance that any additional patents will be issued to us as a result of our pending or future patent applications or that any of our patents will withstand challenges by others. In addition, we may not have sufficient funds to patent and protect our proprietary technologies to the extent that we would desire, or at all. If we were determined to be infringing any third-party patent, we could be required to pay damages, alter our products or processes, obtain licenses, pay royalties or cease certain operations. We may not be able to obtain any required licenses on commercially favorable terms, if at all. In addition, many foreign country laws may treat the protection of proprietary rights differently from, and may not protect our proprietary rights to the same extent as, laws in the United States and Patent Co-operation Treaty countries.

Prior art may reduce the scope or protection of, or invalidate, our patents. Previously conducted research or published discoveries may prevent our patents from being granted, invalidate issued patents or narrow the scope of any protection obtained. Reduction in scope of protection or invalidation of our licensed or owned patents, or our inability to obtain patents, may enable other companies to develop products that compete with our products and product candidates on the basis of the same or similar technology. As a result, our patents and those of our licensors may not provide any, or sufficient, protection against competitors. While we have not been, and are not currently, involved in any litigation over intellectual property, such litigation may be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of third party proprietary rights. We may also be sued by one or more third parties alleging that we infringe their intellectual property rights. Any intellectual property litigation would likely result in substantial costs to us and diversion of our efforts, and could prevent or delay our discovery or development of product candidates. If our competitors claim technology also claimed by us, and if they prepare and file patent applications in the U.S. or other jurisdictions, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office or the appropriate foreign patent office to determine priority of invention, which could result in substantial cost to us and diversion of our efforts. Any such litigation or interference proceedings, regardless of the outcome, could be expensive and time consuming. Litigation could subject us to significant liabilities to third parties, requiring disputed rights to be licensed from third parties and/or requiring us to cease using certain technologies.

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

The testing, manufacturing, and marketing and sale of the products utilizing our technologies involve risks that product liability claims may be asserted against us and/or our licensees. Our current clinical trial and product liability insurance may not be adequate to cover damages resulting from product liability claims. Regardless of their merit or eventual outcome, product liability claims could require us to spend significant time, money and other resources to defend such claims, could result in decreased demand for our products and product candidates, or result in reputational harm, and could result in the payment of a significant damage award. Our product liability insurance coverage is subject to deductibles and coverage limitations and may not be adequate in scope to protect us in the event of a successful product liability claim. Further, we may not be able to acquire sufficient clinical trial or product liability insurance in the future on reasonable commercial terms, if at all.

Consolidation in the pharmaceutical and biotechnology industries may adversely affect us.

There has been consolidation in the pharmaceutical and biotechnology industries. Consolidation could result in the remaining companies having greater financial resources and technological capabilities, thus intensifying competition, and fewer potential collaboration partners or licensees for our product candidates. In addition, if a consolidating company is already doing business with any of our competitors, we could lose existing or potential future licensees or collaboration partners as a result of such consolidation.

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

There are a limited number of manufacturers that operate under cGMP and other foreign regulations that are both capable of manufacturing our products and product candidates and are willing to do so. Alimera has contracted with individual third-party manufacturers for the manufacture for each of (i) the ILUVIEN implant; (ii) the ILUVIEN applicator; (iii) ILUVIEN’s active pharmaceutical ingredient; and (iv) the quality release testing of ILUVIEN in the EU. If any of Alimera’s third-party manufacturers breach their agreements or are unable or unwilling to perform for any reason, Alimera may not be able to locate alternative acceptable manufacturers, enter into favorable agreements with them or get them approved by the applicable regulatory authorities in a timely manner. Furthermore, all of these manufacturers rely on additional third parties for the manufacture of component parts. Any inability to acquire sufficient quantities of ILUVIEN implants, the ILUVIEN applicator or the active pharmaceutical ingredient in a timely manner from these third parties could delay commercial production of, and impact Alimera’s ability to fulfil any demand for, ILUVIEN, which, in turn, would impact our ability to receive our contractual share of net profits from the sales of ILUVIEN on a country-by-country basis.

Failure by us, our collaborative partners, or our or their third-party manufacturers, to comply with applicable manufacturing requirements could result in sanctions being imposed on us or our collaborative partners, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions. In addition, we or our collaborative partners may not be able to manufacture our product candidates successfully or have a third party manufacture them in a cost-effective manner. If we or our collaborative partners are unable to develop our own manufacturing facilities or to obtain or retain third-party manufacturing on acceptable terms, we may not be able to conduct certain future pre-clinical and clinical testing or to supply commercial quantities of our products. In the 2013 CRL, the FDA cited deficiencies at the facility where ILUVIEN is manufactured. Although Alimera has responded to the FDA and reported that it does not believe those deficiencies will affect its European commercial supply, there is no assurance that the FDA will be satisfied.

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

We currently maintain offices and research and development facilities in the U.S. and the U.K., and our goal is to develop products for sale by us and our licensees in most major world healthcare markets. Manufacturing of pharmaceutical products requires us or our licensees to comply with regulations regarding safety and quality and to obtain country and jurisdiction-specific regulatory approvals and clearances. We or our licensees may not be able to comply with such regulations or obtain or maintain needed regulatory approvals and clearances, or may be required to incur significant costs in doing so. In addition, our operations and future revenues may be subject to a number of risks associated with foreign commerce, including the following:

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

U.S. federal and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (PPACA) represents one of the most significant health care reform measures in decades. The PPACA is intended to expand U.S. healthcare coverage primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. Several provisions of the PPACA could significantly reduce payments from Medicare and Medicaid for any product candidates that obtain marketing approval in the future. Federal and state legislatures within the U.S. and foreign governments will likely continue to consider changes in existing health care legislation. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect the demand for any products for which we may obtain regulatory approval; our ability to set a price that we believe is fair for our products; our ability to obtain coverage and reimbursement approval for a product; our ability to generate revenues and achieve or maintain profitability; or the level of taxes that we are required to pay.

In addition, other legislative changes have been proposed and adopted since PPACA. The Budget Control Act (BCA) of 2011 includes provisions to reduce the federal deficit. The BCA, as amended, resulted in the imposition of 2% reductions in Medicare payments to providers beginning in 2013. More recent legislation extends reductions through 2024. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented, and/or any significant taxes or fees that may be imposed on us, as part of any broader deficit reduction effort or legislative replacement to the BCA, could have an adverse impact on our anticipated product revenues.

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

Changes in the regulatory approval policy during the development period, changes in or the enactment of additional regulations or statutes, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For example, the July 9, 2012 reauthorization of the

PDUFA extended by two months the period in which the FDA is expected to review and approve certain NDAs. Although the FDA has recently stated that it expects to meet PDUFA’s updated timing goals, it has in the past provided its managers discretion to miss them due to heightened agency workload or understaffing in the review divisions. Accordingly, it remains unclear whether and to what extent the FDA will adhere to PDUFA timing goals in the future, which could delay approval and commercialization of our product candidates.

RISKS RELATED TO OUR COMMON STOCK

The price of our common stock may be volatile.

The price of our common stock (including common stock represented by CHESS Depositary Interests (CDIs)) may be affected by developments directly affecting our business, as well as by developments out of our control or not specific to us. The price of our common stock dropped significantly when the FDA issued each of the 2011 CRL and the 2013 CRL with respect to ILUVIEN for DME. The biotechnology sector, in particular, and the stock market generally, are vulnerable to abrupt changes in investor sentiment. Prices of securities and trading volumes of companies in the biotechnology industry, including ours, can swing dramatically in ways unrelated to, or that bear a disproportionate relationship to, our performance. The price of our common stock (and CDIs) and their trading volumes may fluctuate based on a number of factors including, but not limited to:

•	clinical trials and their results, and other product and technological developments and innovations;

•	FDA and other domestic and international governmental regulatory actions, receipt and timing of approvals of our product candidates, and any denials and withdrawal of approvals;

•	competitive factors, including the commercialization of new products in our markets by our competitors;

•	advancements with respect to treatment of the diseases targeted by our product candidates;

•	developments relating to, and actions by, our collaborative partners, including execution, amendment and termination of agreements, achievement of milestones and receipt of payments;

•	the success of our collaborative partners in marketing any approved products and the amount and timing of payments to us;

•	availability and cost of capital and our financial and operating results;

•	actions with respect to pricing, reimbursement and coverage, and changes in reimbursement policies or other practices relating to our products or the pharmaceutical industry generally;

•	meeting, exceeding or failing to meet analysts’ or investors’ expectations, and changes in evaluations and recommendations by securities analysts;

•	economic, industry and market conditions, changes or trends; and

•	other factors unrelated to us or the biotechnology industry.

In addition, low trading volume in our common stock or our CDIs may increase their price volatility. Holders of our common stock and CDIs may not be able to liquidate their positions at the desired time or price. Finally, we will need to continue to meet the listing requirements of the NASDAQ Global Market, including the minimum stock price, and the Australian Securities Exchange (ASX), for our stock and CDIs to continue to be traded on those exchanges, respectively.

If the holders of our outstanding warrants and stock options exercise their warrants and options, ownership of our common stock holders may be diluted, and our stock price may decline.

As of August 31, 2014, we had outstanding warrants and options to acquire approximately 5.4 million shares of our common stock, or approximately 15.5% of our shares on a fully diluted basis. The issuance of shares of our common stock upon exercise of these warrants and stock options could result in dilution to the interests of other holders of our common stock and could adversely affect our stock price. The overhang of outstanding warrants and options may adversely affect our stock price.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real property. We lease the following:

•	1,750 square feet of laboratory space, 1,000 square feet of clean room space and 10,900 square feet of office space in Watertown, Massachusetts under a lease agreement that expires in April 2019;

•	1,250 square feet of laboratory space and 1,665 square feet of office space in Malvern, United Kingdom under a lease agreement that expires in August 2016; and

•	526 square feet of laboratory space in Malvern, United Kingdom under a lease agreement that expires in June 2015, subject to our right at any time to terminate upon six months advance written notice.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

Our common stock is traded on the NASDAQ Global Market under the trading symbol “PSDV”. The following table sets forth the high and low prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated:

	High	Low
Fiscal year ended June 30, 2014:
First Quarter	$4.28	$3.10
Second Quarter	5.60	2.28
Third Quarter	5.45	3.85
Fourth Quarter	4.36	3.26
Fiscal year ended June 30, 2013:
First Quarter	$3.50	$1.45
Second Quarter	1.69	1.17
Third Quarter	2.58	1.18
Fourth Quarter	4.03	2.09

On September 8, 2014, the last reported sale price of our common stock on the NASDAQ Global Market was $4.77. As of that date, we had approximately 20 holders of record of our common stock and, according to our estimates, approximately 5,700 beneficial owners of our common stock. In addition, as of that date, there were approximately 2,140 beneficial owners of our CDIs.

We have never paid cash dividends, and we do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of June 30, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column a) (c)
Equity Compensation plans approved by security holders	3,791,001	$3.08	1,144,572
Equity Compensation plans not approved by security holders	—	—	—

Total	3,791,001	$3.08	1,144,572

On the first day of each fiscal year until July 1, 2017, the number of shares reserved for issuance under the Company’s 2008 Incentive Plan will be increased by the least of (i) 750,000 shares; (ii) 4% of the then outstanding shares of common stock; and (iii) any such lesser number of shares as is determined by the Compensation Committee of the Board of Directors. On July 1, 2014, the number of shares issuable under the 2008 Incentive Plan was increased by 750,000 shares.

Issuer Repurchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical financial data set forth below as of June 30, 2014, 2013, 2012, 2011 and 2010 and for each of the years then ended have been derived from our audited consolidated financial statements, of which the financial statements as of June 30, 2014 and 2013 and for the years ended June 30, 2014, 2013 and 2012 are included elsewhere in this Annual Report on Form 10-K.

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

	Year Ended June 30,
	2014	2013	2012	2011	2010
	(In thousands except per share data)
Consolidated Statements of Operations Data:
Revenues:
Collaborative research and development (1)	$2,155	$780	$2,080	$3,612	$22,570
Royalty income	1,318	1,363	1,446	1,353	483

Total revenues	3,473	2,143	3,526	4,965	23,053

Operating expenses:
Research and development	9,573	7,005	7,039	6,864	6,994
General and administrative	7,468	7,169	6,868	8,104	6,968
Gain on sale of property and equipment	(78)	—	—	—	—
Impairment of intangible assets (2)	—	—	14,830	—	—

Total operating expenses	16,963	14,174	28,737	14,968	13,962

Operating (loss) income	(13,490)	(12,031)	(25,211)	(10,003)	9,091

Other income (expense):
Change in fair value of derivatives	—	—	170	1,140	(339)
Interest income	6	16	38	30	27
Other expense, net	(1)	(2)	(1)	(13)	(3)

Total other income (expense)	5	14	207	1,157	(315)

(Loss) income before income taxes	(13,485)	(12,017)	(25,004)	(8,846)	8,776
Income tax benefit (expense)	130	117	169	218	(23)

Net (loss) income	$(13,355)	$(11,900)	$(24,835)	$(8,628)	$8,753

Net (loss) income per share:
Basic	$(0.49)	$(0.52)	$(1.19)	$(0.44)	$0.48

Diluted	$(0.49)	$(0.52)	$(1.19)	$(0.44)	$0.46

Weighted average common shares outstanding:
Basic	27,444	23,044	20,791	19,489	18,405

Diluted	27,444	23,044	20,791	19,489	18,895

	As of June 30,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$15,334	$6,899	$4,625	$12,912	$15,514
Marketable securities	2,944	3,374	9,946	11,216	2,051
Total assets	22,671	16,249	20,597	47,113	43,014
Total deferred revenue—current and long-term	5,722	5,984	5,959	7,847	6,896
Total stockholders’ equity	14,924	7,700	13,636	37,433	33,041

(1)	Amounts recognized were inconsequential in fiscal 2014, and included $368,000 in fiscal 2013, $754,000 in fiscal 2012 and $3.3 million in fiscal 2011 from our Restated Pfizer Agreement; included $114,000 in fiscal 2014, $67,000 in fiscal 2013, $111,000 in fiscal 2012, $192,000 in fiscal 2011 and $22.3 million in fiscal 2010 from our collaboration agreement with Alimera; included $1.9 million in fiscal 2014 and $245,000 in fiscal 2013 in connection with feasibility study agreements; and included $1.1 million in fiscal 2012 in connection with the termination of our field-of-use license agreement with Intrinsiq. See Note 3 to the accompanying consolidated financial statements for additional information.

(2)	At December 31, 2011, we recorded a $14.8 million impairment charge related to our BioSilicon and Durasert intangible assets as discussed in Notes 4 and 7 to the accompanying consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We develop tiny, sustained-release products designed to deliver drugs and biologics at a controlled and steady rate for weeks, months or years. Our strategy is to use our Durasert™ and Tethadur™ drug delivery technologies to independently develop products that deliver proven drugs and biologics, while continuing to leverage these technologies through collaboration and license agreements. We are focused on treatment of chronic diseases of the back of the eye and are also exploring applications outside ophthalmology. Our lead product candidate Medidur is in a pivotal Phase III clinical trial, our lead licensed product ILUVIEN® has been approved in the European Union (EU) and is pending approval with the U.S. Food and Drug Administration (FDA), and our pipeline includes potential product candidates at earlier stages of development. Our Durasert technology is the basis of three of the four sustained-release products for treatment of retinal diseases currently approved in the U.S. or EU.

Medidur™ is an injectable, sustained-release micro-insert designed to treat chronic, non-infectious uveitis affecting the posterior segment of the eye (posterior uveitis) over a period up to three years. Medidur uses the same Durasert micro-insert used in ILUVIEN (same polymers, same drug and same dose) and delivers a lower dose of the same drug as our FDA-approved Retisert® for posterior uveitis, which is licensed to Bausch & Lomb. Although we originally planned to seek FDA approval of Medidur based on two Phase III clinical trials, we now expect to seek approval based on safety and efficacy data from our single ongoing Phase III trial, with supplemental clinical data from a planned study of the safety and usability of our proprietary inserter, if ILUVIEN is approved by the FDA later this year. We plan to have a confirmatory meeting with the FDA with respect to this regulatory strategy. If the FDA does not approve this regulatory strategy, we may be required to complete a second Phase III trial for Medidur in order to submit for FDA approval, which would increase the development time and cost of Medidur.

ILUVIEN, our lead licensed product, is an injectable, sustained-release micro-insert that provides treatment over a period of up to three years of vision impairment associated with diabetic macular edema (DME). ILUVIEN is licensed to and sold by Alimera Sciences, Inc. (Alimera), and we are entitled to a share of the net profits (as defined) from Alimera’s sales of ILUVIEN on a country-by-country basis and a $25.0 million milestone payment from Alimera if ILUVIEN is approved by the FDA.

ILUVIEN is commercially available in the United Kingdom (U.K.) and Germany for the treatment of chronic DME considered insufficiently responsive to available therapies, and Alimera expects to launch in France and Portugal in late 2014. ILUVIEN has marketing authorization in six other EU countries and is pending authorization in seven more EU countries.

Alimera is also seeking marketing approval of ILUVIEN for DME in the U.S. Alimera entered into labeling discussions with the FDA in December 2013 and refiled the New Drug Application (NDA) with the FDA in March 2014. The FDA set a Prescription Drug User Fee Act (PDUFA) goal date of September 26, 2014. The resubmission responded to issues raised in the FDA’s October 2013 Complete Response Letter (CRL).

Alimera also entered into an exclusive agreement with a third party for distribution, regulatory and reimbursement matters of ILUVIEN for DME in Australia and New Zealand.

Our pre-clinical research is primarily focused on our Tethadur and Durasert technology platforms. We are seeking to develop products using Tethadur, part of our BioSilicon™ technology, to provide sustained delivery of peptides, proteins, antibodies and other large biologic molecules. We are also researching the use of our Durasert technology, in some instances in combination with our BioSilicon technology, to provide sustained delivery of therapeutic agents to treat wet and dry Age-Related Macular Degeneration, osteoarthritis and glaucoma, as well as to provide systemic delivery of biologics.

Our FDA-approved Retisert provides sustained release treatment of posterior uveitis for approximately two and a half years and is licensed to and sold by Bausch & Lomb. We receive royalties from these sales.

Summary of Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires that we make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience, anticipated results and trends and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. By their nature, these estimates, judgments and assumptions are subject to an inherent degree of uncertainty and management evaluates them on an ongoing basis for changes in facts and circumstances. Changes in estimates are recorded in the period in which they become known. Actual results may differ from our estimates under different assumptions or conditions.

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

Revenue arrangements with multiple deliverables are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and based on the selling price of the deliverables. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price method using management’s best estimate of the standalone selling price of deliverables when vendor-specific objective evidence or third-party evidence of selling price is not available. Allocated consideration is recognized as revenue upon application of the appropriate revenue recognition principles to each unit.

The assessment of multiple deliverable arrangements requires judgment in order to determine the appropriate units of accounting, the estimated selling price of each unit of accounting, and the points in time that, or periods over which, revenue should be recognized.

For the year ended June 30, 2014, we reported $2.2 million of collaborative research and development revenue. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured.

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

The total arrangement consideration of the Restated Pfizer Agreement totaled $10.05 million, which consisted of $7.75 million of deferred revenue on our balance sheet at the effective date plus the $2.3 million upfront payment. The difference between the total arrangement consideration and the estimated selling price of the combined deliverables, or $3.3 million, was recognized as collaborative research and development revenue in the quarter ended June 30, 2011, the period of the modification. The remaining balance is being recognized as revenue using the proportional performance method over the estimated period of our performance obligations under the R&D program.

To determine the estimated selling price of the combined deliverable, we applied an estimated margin to our cost projections for the combined deliverable. A change in the estimated margin or our cost projections would have directly impacted the amount of revenue recognized during fiscal 2011. An increase of 10% in our estimated selling price of the combined deliverables would have reduced revenue recognized in fiscal 2011 by $670,000 and would have increased the amount of deferred revenue recognized in each of fiscal 2012, fiscal 2013 and fiscal 2014 by 10%, or approximately $75,000, $37,000 and $1,000, respectively. Application of the proportional performance method in any fiscal period would result in an increase or decrease in revenue recognized to the extent that the aggregate projected costs to conduct the R&D program decreases or increases, respectively, compared to the previous period.

Recognition of Expense in Outsourced Clinical Trial Agreements

We recognize research and development expense with respect to outsourced agreements for clinical trials to contract research organizations (“CROs”) as the services are provided, based on our assessment of the services performed. We make our assessments of the services performed based on various factors, including evaluation by the third-party CROs and our own internal review of the work performed during the period, measurements of progress by us or by the third-party providers, data analysis with respect to work completed and our management’s judgment. We have agreements with two CROs to conduct the Phase III clinical trial program for Medidur for posterior uveitis. Our financial obligations under the agreements are determined by the services that we request from time to time under the agreements. The actual amounts owed under the agreements and the timing of those obligations will depend on various factors, including the number of, and protocols for, the trials conducted, the number of patients and rate of patient enrollment and other factors relating to the clinical trials. We can change the protocol and/or services requested and thereby increase or decrease our obligations under the agreements from time to time. As of June 30, 2014, our CRO agreements provided for two Phase III clinical trials at an aggregate remaining cost of approximately $16.2 million. As we refine our clinical trial strategy for Medidur for posterior uveitis through continued dialogue with regulatory authorities, we expect to adjust the services under the CRO agreements accordingly. We can terminate the agreements at any time without penalty, and if terminated, we would be liable only for services through the termination date plus non-cancellable CRO obligations to third parties.

During fiscal 2014, we recognized approximately $4.1 million of research and development expense attributable to the initial Medidur Phase III clinical trial for posterior uveitis. Changes in our estimates or differences between the actual level of services performed and our estimates may result in changes to our research and development expenses in future periods.

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

We amortize our intangible assets using the straight-line method over their estimated economic lives, which currently extend through calendar year 2017 and is expected to result in a charge to operations of approximately $790,000 per year. We believe that the carrying value of our intangible assets will be recouped primarily through expected net cash flows from our existing or future collaboration agreements or through our own product development and commercialization.

We will continue to review our intangible assets for impairment whenever events or changes in business circumstances indicate that the asset carrying values may not be fully recoverable or that the useful lives of assets are no longer appropriate. Factors that could trigger an impairment review include the following:

•	Change relative to historical or projected future operating results;

•	Modification or termination of our existing collaboration agreements;

•	Factors affecting the development of products utilizing the intangible assets;

•	Changes in the expected use of the intangible assets or the strategy for the overall business; and

•	Industry or economic trends and developments.

If an impairment trigger is identified, we determine recoverability of an intangible asset by comparing projected undiscounted net cash flows to be generated by the asset to its carrying value. If the carrying value is not recoverable, an impairment charge is recorded equal to the excess of the asset’s carrying value over its fair value, and the carrying value is adjusted. Estimated future undiscounted cash flows, which relate to existing contractual agreements as well as projected cash flows from future research and development collaboration agreements utilizing the underlying technology systems, require management’s judgment regarding future events and probabilities. Actual results could vary from these estimates. Future adverse changes or other unforeseeable factors could result in an impairment charge with respect to some or all of the carrying value of our intangible assets. Such an impairment charge could materially impact our future results of operations and financial position in the reporting period identified.

A significant change in the estimation of the projected undiscounted net cash flows for the products and product candidates utilizing the Durasert or BioSilicon technology systems, among other things, could result in the further impairment of the carrying value of the respective assets.

Results of Operations

Years Ended June 30, 2014 and 2013

	Year Ended June 30,		Change
	2014	2013	Amounts	%
	(In thousands except percentages)
Revenues:
Collaborative research and development	$2,155	$780	$1,375	176%
Royalty income	1,318	1,363	(45)	(3)%

Total revenues	3,473	2,143	1,330	62%

Operating expenses:
Research and development	9,573	7,005	2,568	37%
General and administrative	7,468	7,169	299	4%
Gain on sale of property and equipment	(78)	—	(78)	na

Total operating expenses	16,963	14,174	2,789	20%

Operating loss	(13,490)	(12,031)	(1,459)	(12)%

Other income (expense):
Interest income	6	16	(10)	(63)%
Other expense, net	(1)	(2)	1	50%

Total other income	5	14	(9)	(64)%

Loss before income taxes	(13,485)	(12,017)	(1,468)	(12)%
Income tax benefit	130	117	13	11%

Net loss	$(13,355)	$(11,900)	$(1,455)	(12)%

Revenues

Collaborative research and development revenue increased to $2.2 million in fiscal 2014, a 176% increase from $780,000 in fiscal 2013, primarily due to recognition of $1.5 million of arrangement consideration upon resolution of a contingency associated with completion of a feasibility study agreement. Of the remaining deferred revenue balance of $5.7 million at June 30, 2014, $138,000 related to an ongoing feasibility study is expected to be recognized as revenue during fiscal 2015.

Royalty income, predominantly related to Retisert, decreased by $45,000, or 3%, to $1.3 million in fiscal 2014 compared to $1.4 million in fiscal 2013. We do not expect Retisert royalty income to increase significantly in the next fiscal year, and it may decline.

We are entitled to share in net profits, on a country-by-country basis, from sales by Alimera of ILUVIEN. Alimera launched ILUVIEN in the U.K. and Germany in the second quarter of calendar year 2013, and has reported plans to launch in France and Portugal in late calendar year 2014 and in the U.S. during the first quarter of calendar year 2015 if ILUVIEN is approved by the FDA. We do not know when and if we will receive net profit payments with respect to any country where Alimera sells ILUVIEN or payments with respect to countries where another entity sells ILUVIEN. We will be entitled to a milestone payment of $25.0 million from Alimera if the FDA approves ILUVIEN in the U.S. The PDUFA goal date for ILUVIEN is September 26, 2014.

Research and Development

Research and development totaled $9.6 million in fiscal 2014, an increase of $2.6 million, or 37%, compared to $7.0 million in fiscal 2013. A $3.3 million increase in CRO costs for the Medidur Phase III clinical trial was partially offset by a $665,000 decrease in personnel costs, including stock-based compensation. If we are required to conduct an additional Phase III clinical trial for Medidur in order to submit for FDA approval, we expect our research and development expense could increase significantly in fiscal 2015.

General and Administrative

General and administrative increased by $300,000, or 4%, to $7.5 million for fiscal 2014 from $7.2 million for fiscal 2013, primarily attributable to increased stock-based compensation and professional fees.

Other Income

Other income totaled $5,000 in fiscal 2014 compared to $14,000 in fiscal 2013 due to lower average balances of marketable securities investments.

Income Tax Benefit

Income tax benefit, which consisted of foreign research and development tax credits, increased by $13,000, or 11%, to $130,000 in fiscal 2014 from $117,000 in fiscal 2013.

Years Ended June 30, 2013 and 2012

	Year Ended June 30,		Change
	2013	2012	Amounts	%
	(In thousands except percentages)
Revenues:
Collaborative research and development	$780	$2,080	$(1,300)	(63)%
Royalty income	1,363	1,446	(83)	(6)%

Total revenues	2,143	3,526	(1,383)	(39)%

Operating expenses:
Research and development	7,005	7,039	(34)	(0)%
General and administrative	7,169	6,868	301	4%
Impairment of intangible assets	—	14,830	(14,830)	(100)%

Total operating expenses	14,174	28,737	(14,563)	(51)%

Operating loss	(12,031)	(25,211)	13,180	52%

Other income (expense):
Change in fair value of derivatives	—	170	(170)	(100)%
Interest income	16	38	(22)	(58)%
Other expense, net	(2)	(1)	(1)	(100)%

Total other income	14	207	(193)	(93)%

Loss before income taxes	(12,017)	(25,004)	12,987	52%
Income tax benefit	117	169	(52)	(31)%

Net loss	$(11,900)	$(24,835)	$12,935	52%

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

Research and Development

Research and development totaled $7.0 million in each of fiscal 2013 and fiscal 2012. Periodic amortization of intangible assets decreased by $1.3 million in fiscal 2013 compared to fiscal 2012, which resulted from a $14.8 million intangible asset impairment write-down at December 31, 2011. This decrease was substantially offset in fiscal 2013 by approximately $700,000 of initial costs incurred for the Phase III clinical trial of Medidur for posterior uveitis, which commenced in the quarter ended June 30, 2013, and an approximate $600,000 increase in personnel costs, which consisted primarily of additional headcount and cash incentive compensation accruals.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP. ASU 2014-09 will become effective on July 1, 2017, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the impact this standard will have on our financial statements.

Liquidity and Capital Resources

During fiscal 2011 through fiscal 2014, we financed our operations primarily from registered direct offerings of our equity securities in January 2011, August 2012, July 2013 and March 2014, as well as the issuance of shares pursuant to our at-the-market (“ATM”) facility during fiscal 2014, and from operating cash inflows from license fees and research and development funding pursuant to collaboration arrangements. At June 30, 2014, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities totaling $18.3 million. Our cash equivalents are invested in an institutional money market fund, and our marketable securities are invested in investment-grade corporate debt and commercial paper with maturities at June 30, 2014 ranging from 3 to 8.5 months.

With the exception of net income in fiscal 2010 resulting from a non-recurring event, we have incurred operating losses since inception and, at June 30, 2014, we had a total accumulated deficit of $277.0 million. We do not currently have any assured sources of revenue and we generally expect negative cash flows from operations on a quarterly basis unless and until such time as we receive sufficient revenues from ILUVIEN for DME or one or more of our other product candidates achieve regulatory approval and provide us sufficient revenues. We believe that our capital resources of $18.3 million at June 30, 2014, together with expected cash inflows under existing collaboration agreements, will enable us to fund our operations as currently planned through the third quarter of calendar year 2015. This estimate includes expected costs of clinical development of Medidur for posterior uveitis, but excludes any potential milestone or net profit receipts under our Alimera collaboration agreement. Our ability to fund our planned operations beyond then, including completion of clinical development of Medidur, is expected to depend on the amount and timing of cash receipts under our Alimera collaboration agreement, as well as proceeds from any future collaboration or other agreements and/or financing transactions. Our capital resources would be enhanced if Alimera successfully commercializes ILUVIEN for chronic DME in the EU and if ILUVIEN for DME is approved and successfully commercialized in the U.S., although even so, the amount and timing of any such receipts is uncertain. Accordingly, we expect to need additional resources to fund our ongoing clinical development of Medidur for posterior uveitis, as well as other research and development programs and operations. Whether we will require, or desire, to raise additional capital will be influenced by many factors, including, but not limited to:

•	whether and when we receive the $25.0 million milestone payment from Alimera to which we would be entitled if the FDA approves ILUVIEN;

•	whether, when and to what extent we receive other revenues from Alimera with respect to the commercialization of ILUVIEN;

•	the timing and cost of development of Medidur for posterior uveitis;

•	whether and to what extent we internally fund, when we initiate, and how we conduct product development and programs, including Tethadur applications;

•	whether and when we initiate Phase II clinical trials for the Latanoprost Product and whether and when Pfizer exercises its option;

•	whether and when we are able to enter into strategic arrangements for our product candidates and the nature of those arrangements;

•	timely and successful development, regulatory approval and commercialization of our products and product candidates;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims; and

•	changes in our operating plan, resulting in increases or decreases in our need for capital.

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

If we determine that it is desirable or necessary to raise additional capital in the future, we do not know if it will be available when needed or on terms favorable to us or our stockholders. Although we may be able to sell common shares with an aggregate offering price of up to $10.7 million under our existing ATM facility as of June 30, 2014, we do not know whether and to what extent we will seek to sell shares pursuant to that program and, if we are able to do so, on what terms. The state of the economy and the financial and credit markets at the time or times we seek additional financing may make it more difficult and more expensive to obtain. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and potential dilutive equity, and funding through collaboration agreements may be on unfavorable terms, including requiring us to relinquish rights to certain of our technologies or products. If adequate financing is not available if and when needed, we may be required to delay, reduce the scope of, or eliminate research or development programs, postpone or cancel the pursuit of product candidates, including pre-clinical and clinical trials and new business opportunities, reduce staff and operating costs or otherwise significantly curtail our operations to reduce our cash requirements and extend our capital.

Our consolidated statements of historical cash flows are summarized as follows:

	Year Ended June 30,
	2014	2013	2012
	(In thousands)
Net loss:	$(13,355)	$(11,900)	$(24,835)
Changes in operating assets and liabilities	389	692	(2,715)
Other adjustments to reconcile net loss to cash flows from operating activities	2,295	2,463	18,549

Cash flows used in operating activities	$(10,671)	$(8,745)	$(9,001)

Cash flows provided by investing activities	$66	$6,358	$606

Cash flows provided by financing activities	$19,044	$4,669	$114

Sources and uses of operating cash flows for the years ended June 30, 2014, 2013 and 2012 are summarized as follows:

	Year Ended June 30,
	2014	2013	2012
	(In thousands)
Operating cash inflows:
License and collaboration agreements	$1,963	$854	$187
Royalty income	1,348	1,477	1,277
Foreign R&D tax credits	125	152	93
Investment interest received, net	45	215	372

	3,481	2,698	1,929

Operating cash outflows:
Personnel costs	(5,340)	(4,539)	(4,906)
Professional fees	(2,869)	(2,729)	(3,330)
Clinical development and third-party R&D	(3,834)	(2,153)	(690)
All other operating cash outflows, net	(2,109)	(2,022)	(2,004)

	(14,152)	(11,443)	(10,930)

Cash flows used in operating activities	$(10,671)	$(8,745)	$(9,001)

Operating cash inflows for each year consisted primarily of payments received pursuant to license and collaboration agreements. As a percentage of total license and collaboration cash inflows, amounts attributable to Alimera represented 5.8% in fiscal 2014, 8.4% in fiscal 2013 and 57.2% in fiscal 2012, amounts attributable to Enigma represented 6.9% in fiscal 2014 and 11.7% in fiscal 2013 and amounts attributable to various feasibility study agreements represented 86.6% in fiscal 2014, 73.2% in fiscal 2013 and 26.7% in fiscal 2012.

Operating cash outflows increased by $2.7 million, or 23.7%, from fiscal 2013 to fiscal 2014, primarily as a result of: (a) an increase of $1.4 million for Medidur clinical development; (b) $1.1 million of incentive compensation, which included awards for fiscal 2013 and awards for fiscal 2012 that were conditioned on events occurring in fiscal 2013; and (c) an increase of $205,000 of consulting services, partially offset by a $300,000 net reduction of other personnel costs. Operating cash outflows increased by $513,000, or 4.7%, from fiscal 2012 to fiscal 2013, primarily as a result of $1.6 million of initial payments with respect to the Phase III trial of Medidur for posterior uveitis, partially offset by the absence in fiscal 2013 of approximately $600,000 of cash incentive compensation paid in fiscal 2012 based on fiscal 2011 awards and an approximate $600,000 decrease in professional fees.

Cash flows from investing activities were primarily attributable to maturities of marketable securities, net of purchases, of $386,000 for fiscal 2014 and $6.4 million for fiscal 2013 and to maturities and sales of marketable securities, net of purchases, of $1.0 million for fiscal 2012. Purchases of property and equipment totaled $248,000 in fiscal 2014, $68,000 in fiscal 2013 and $405,000 in fiscal 2012.

Cash flows from financing activities in fiscal 2014 were primarily attributable to an underwritten public offering in July 2013, a registered direct offering in March 2014 and sale of shares pursuant to an ATM facility consummated in December 2013, resulting in aggregate gross proceeds of $19.3 million, net of $1.2 million of share issue costs. Cash flows from financing activities in fiscal 2013 were attributable to $5.4 million of gross proceeds from an August 2012 registered direct offering of shares and warrants, net of approximately $700,000 of share issue costs. In addition, cash flows from financing activities included proceeds from the exercise of stock options totaling $987,000 in fiscal 2014 and $114,000 in fiscal 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Tabular Disclosure of Contractual Obligations

The following table summarizes our minimum contractual obligations as of June 30, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating Lease Obligations	$2,152	$475	$1,319	$358	$—
Purchase Obligations	149	149	—	—	—

Total	$2,301	$624	$1,319	$358	$—

Our operating lease obligations consist predominantly of office and lab space in Watertown, Massachusetts and Malvern, U.K. Our purchase obligations consist of non-cancellable purchase orders for supplies and services.

We have agreements with two CROs to conduct the Phase III clinical development program for Medidur for posterior uveitis. Our financial obligations under the agreements are determined by the services that we request from time to time under the agreements. The actual amounts owed under the agreements and the timing of those obligations will depend on various factors, including the number of, and protocols for, the trials conducted, the number of patients and rate of patient enrollment and other factors relating to the clinical trials. We can change the services requested and thereby increase or decrease our obligations under the agreements from time to time. As of June 30, 2014, our CRO agreements provided for two Phase III clinical trials at an aggregate remaining cost of approximately $16.2 million. As we refine our clinical trial strategy for Medidur for posterior uveitis through continued dialogue with regulatory authorities, we expect to adjust the services under the CRO agreements accordingly. We can terminate the agreements at any time without penalty.

We also have employment agreements with our three executive officers that would require us to make severance payments to them if we terminate their employment without cause or the executives resign for good cause.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

We conduct operations in two principal currencies, the U.S. dollar and the Pound Sterling (£). The U.S. dollar is the functional currency for our U.S. operations, and the Pound Sterling is the functional currency for our U.K. operations. Changes in the foreign exchange rate of the Pound Sterling to the U.S. dollar impact the net operating expenses of our U.K. operations. The weakening of the U.S. dollar in fiscal 2014 compared to fiscal 2013 resulted in a net increase in research and development expense of approximately $70,000. For every incremental 5% strengthening or weakening of the weighted average exchange rate of the U.S. dollar in relation to the Pound Sterling, our research and development expense in fiscal 2014 would have decreased or increased by $100,000, respectively. All cash and cash equivalents, and most other asset and liability balances, are denominated in each entity’s functional currency and, accordingly, we do not consider our statement of comprehensive loss exposure to realized and unrealized foreign currency gains and losses to be significant.

Changes in the foreign exchange rate of the Pound Sterling to the U.S. dollar also impacted total stockholders’ equity. As reported in the statement of comprehensive loss, the relative weakening of the U.S.

dollar in relation to the Pound Sterling at June 30, 2014 compared to June 30, 2013 resulted in $124,000 of other comprehensive income due to the translation of £593,000 of net assets of our U.K. operations, predominantly the BioSilicon technology intangible asset, into U.S. dollars. For every incremental 5% strengthening or weakening of the U.S. dollar at June 30, 2014 in relation to the Pound Sterling, our stockholders’ equity at June 30, 2014 would have decreased or increased, respectively, by approximately $50,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item may be found on pages F-1 through F-25 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992). Based on this assessment, our management concluded that, as of such date, our internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting as of June 30, 2014, which is included below in this Item 9A of our Annual Report on Form 10-K.

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

Watertown, Massachusetts

We have audited the internal control over financial reporting of pSivida Corp. and subsidiaries (the “Company”) as of June 30, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2014 of the Company and our report dated September 11, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

September 11, 2014

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

Paul Ashton, 53

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

Lori Freedman, 47

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

Leonard S. Ross, 64

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

Other Information

The other information required to be disclosed in Item 10 is hereby incorporated by reference to our 2014 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required to be disclosed in Item 11 is hereby incorporated by reference to our 2014 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed in Item 12 is hereby incorporated by reference to our 2014 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed in Item 13 is hereby incorporated by reference to our 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be disclosed in Item 14 is hereby incorporated by reference to our 2014 Proxy Statement.

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

(a)(3)    Exhibits.

Exhibit No.	Exhibit Description	Incorporated by Reference to SEC Filing
		Form	SEC Filing Date	Exhibit No.

	Articles of Incorporation and By-Laws

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1
3.2	By-Laws of pSivida Corp.	8-K	07/19/12	3.1

	Instruments Defining the Rights of Security Holders

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1
4.2 +	Form of Warrant to Purchase Common Shares, dated January 24, 2011	8-K	01/19/11	99.3
4.3 +	Form of Warrant to Purchase Common Shares, dated August 7, 2012	8-K	08/02/12	4.1

	Material Contracts—Management Contracts and Compensatory Plans

10.1	Employment Agreement, between pSivida Limited and Paul Ashton, dated January 1, 2006	20-F	12/08/06	4.35
10.2	Non-Competition Agreement, between pSivida Limited and Paul Ashton, dated October 3, 2005	20-F	01/18/06	4.35
10.3	Employment Agreement, between pSivida Limited and Lori Freedman, dated as of May 16, 2006	6-K	05/23/06	99.3
10.4	Employment Agreement, between pSivida Corp and Leonard S. Ross, dated December 17, 2010	8-K	12/21/10	10.1
10.5	Option Amendment Agreement, between pSivida Corp and Leonard S. Ross, dated December 17, 2010	8-K	12/21/10	10.2
10.6	Rules of the pSivida Corp. Employee Share Option Plan	8-K	06/20/08	10.40
10.7	2008 Equity Incentive Plan	8-K	08/01/12	10.1
10.8 +	Form of Stock Option Certificate for grants to executive officers under the pSivida Corp. 2008 Incentive Plan	8-K	09/10/08	10.1
10.9 +	Form of pSivida Corp. Nonstatutory Stock Options granted to Lori Freedman on September 4, 2008 and September 10, 2008	10-K	09/26/08	10.36

	Material Contracts—Leases

10.10	Lease Agreement between pSivida Corp. and Farley White Aetna Mills, LLC dated November 1, 2013	10-Q	11/13/13	10.1

	Material Contracts—License and Collaboration Agreements

10.11#	Amended and Restated License Agreement between Control Delivery Systems, Inc. and Bausch & Lomb Incorporated dated December 9, 2003, as amended on June 28, 2005	20-F	01/18/06	4.12
10.12#	Second Amendment to Amended and Restated License Agreement between pSivda US, Inc. and Bausch & Lomb dated August 1, 2009	10-K	09/25/09	10.13
10.13#	Amended and Restated Collaborative Research and License Agreement, dated as of June 14, 2011, by and among pSivida Corp, pSivida US, Inc., pSiMedica Limited and Pfizer, Inc.	10-K/A	12/27/11	10.13

Exhibit No.	Exhibit Description	Incorporated by Reference to SEC Filing
		Form	SEC Filing Date	Exhibit No.

10.14#	Amended and Restated Collaboration Agreement by and between pSivida Inc. and Alimera Sciences, Inc. dated March 14, 2008	8-K	04/26/10	10.01

Other Exhibits
21.1(a)	Subsidiaries of pSivida Corp.

23.1(a)	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP

31.1(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2(a)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1(a)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(a)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from pSivida Corp.’s Annual Report on Form 10-K for the year ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Loss for the years ended June 30, 2014, 2013 and 2012; (iii) Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2014, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2014, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

#	Confidential treatment has been granted for portions of this exhibit

+	The final versions of documents denoted as “form of” have been omitted pursuant to Rule 12b-31. Such final versions are substantially identical in all material respects to the filed versions of such documents, provided that the name of the investor, and the investor’s and/or the Company’s signatures are included in the final versions.

(a)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSIVIDA CORP.

By:	/s/ PAUL ASHTON
Paul Ashton,
President and Chief Executive Officer

Date:	September 11, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ DAVID J. MAZZO David J. Mazzo	Chairman of the Board of Directors	September 11, 2014

/s/ PAUL ASHTON Paul Ashton	President, Chief Executive Officer and Director (Principal Executive Officer)	September 11, 2014

/s/ LEONARD S. ROSS Leonard S. Ross	Vice President, Finance (Principal Financial and Accounting Officer)	September 11, 2014

/s/ DOUGLAS GODSHALL Douglas Godshall	Director	September 11, 2014

/s/ MICHAEL ROGERS Michael Rogers	Director	September 11, 2014

/s/ PETER SAVAS Peter Savas	Director	September 11, 2014

/s/ JAMES BARRY James Barry	Director	September 11, 2014

PSIVIDA CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of pSivida Corp.

Watertown, Massachusetts

We have audited the accompanying consolidated balance sheets of pSivida Corp. and subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of pSivida Corp. and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

September 11, 2014

PSIVIDA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

	June 30,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$15,334	$6,899
Marketable securities	2,944	3,374
Accounts and other receivables	517	597
Prepaid expenses and other current assets	547	1,594

Total current assets	19,342	12,464
Property and equipment, net	297	179
Intangible assets, net	2,765	3,430
Other assets	117	176
Restricted cash	150	—

Total assets	$22,671	$16,249

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$464	$671
Accrued expenses	1,524	1,894
Deferred revenue	138	738

Total current liabilities	2,126	3,303
Deferred revenue, less current portion	5,584	5,246
Deferred rent	37	—

Total liabilities	7,747	8,549

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 60,000,000 shares authorized, 29,298,558 and 23,297,011 shares issued and outstanding at June 30, 2014 and 2013, respectively	29	23
Additional paid-in capital	290,864	270,415
Accumulated deficit	(277,013)	(263,658)
Accumulated other comprehensive income	1,044	920

Total stockholders’ equity	14,924	7,700

Total liabilities and stockholders’ equity	$22,671	$16,249

See notes to consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands except per share data)

	Year Ended June 30,
	2014	2013	2012
Revenues:
Collaborative research and development	$2,155	$780	$2,080
Royalty income	1,318	1,363	1,446

Total revenues	3,473	2,143	3,526

Operating expenses:
Research and development	9,573	7,005	7,039
General and administrative	7,468	7,169	6,868
Gain on sale of property and equipment	(78)	—	—
Impairment of intangible assets	—	—	14,830

Total operating expenses	16,963	14,174	28,737

Operating loss	(13,490)	(12,031)	(25,211)

Other income (expense):
Change in fair value of derivatives	—	—	170
Interest income, net	6	16	38
Other expense, net	(1)	(2)	(1)

Total other income	5	14	207

Loss before income taxes	(13,485)	(12,017)	(25,004)
Income tax benefit	130	117	169

Net loss	$(13,355)	$(11,900)	$(24,835)

Net loss per share:
Basic and diluted	$(0.49)	$(0.52)	$(1.19)

Weighted average common shares outstanding:
Basic and diluted	27,444	23,044	20,791

Net loss	$(13,355)	$(11,900)	$(24,835)

Other comprehensive income (loss):
Foreign currency translation adjustments	124	(29)	(492)
Net unrealized gain on marketable securities	—	7	5

Other comprehensive income (loss)	124	(22)	(487)

Comprehensive loss	$(13,231)	$(11,922)	$(25,322)

See notes to consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value Amount
Balance at July 1, 2011	20,748,642	$21	$262,906	$(226,923)	$1,429	$37,433
Net loss	—	—	—	(24,835)	—	(24,835)
Other comprehensive loss	—	—	—	—	(487)	(487)
Exercise of stock options	53,950	—	114	—	—	114
Stock-based compensation	—	—	1,411	—	—	1,411

Balance at June 30, 2012	20,802,592	21	264,431	(251,758)	942	13,636
Net loss	—	—	—	(11,900)	—	(11,900)
Other comprehensive loss	—	—	—	—	(22)	(22)
Issuance of stock, net of issue costs	2,494,419	2	4,667	—	—	4,669
Stock-based compensation	—	—	1,317	—	—	1,317

Balance at June 30, 2013	23,297,011	23	270,415	(263,658)	920	7,700
Net loss	—	—	—	(13,355)	—	(13,355)
Other comprehensive income	—	—	—	—	124	124
Issuance of stock, net of issue costs	5,576,112	6	18,051	—	—	18,057
Exercise of stock options	425,435	—	987	—	—	987
Stock-based compensation	—	—	1,411	—	—	1,411

Balance at June 30, 2014	29,298,558	$29	$290,864	$(277,013)	$1,044	$14,924

See notes to consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended June 30,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(13,355)	$(11,900)	$(24,835)
Adjustments to reconcile net loss to cash flows from operating activities:
Impairment of intangible assets	—	—	14,830
Amortization of intangible assets	778	769	2,037
Depreciation of property and equipment	139	225	190
Change in fair value of derivatives	—	—	(170)
Amortization of bond premium on marketable securities	45	152	264
Stock-based compensation	1,411	1,317	1,411
Gain on sale of property and equipment	(78)	—	—
Deferred income tax benefit	—	—	(13)
Changes in operating assets and liabilities:
Accounts and other receivables	103	364	(128)
Prepaid expenses and other current assets	1,110	(1,272)	(44)
Accounts payable	(213)	277	64
Accrued expenses	(381)	1,288	(712)
Deferred revenue	(267)	35	(1,895)
Deferred rent	37	—	—

Net cash used in operating activities	(10,671)	(8,745)	(9,001)

Cash flows from investing activities:
Purchases of marketable securities	(2,964)	(7,758)	(15,392)
Maturities of marketable securities	3,350	14,184	15,299
Proceeds from sales of marketable securities	—	—	1,104
Purchases of property and equipment	(248)	(68)	(405)
Proceeds from sale of property and equipment	78	—	—
Change in restricted cash	(150)	—	—

Net cash provided by investing activities	66	6,358	606

Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	18,057	4,669	—
Proceeds from exercise of stock options	987	—	114

Net cash provided by financing activities	19,044	4,669	114

Effect of foreign exchange rate changes on cash and cash equivalents	(4)	(8)	(6)

Net increase (decrease) in cash and cash equivalents	8,435	2,274	(8,287)
Cash and cash equivalents at beginning of year	6,899	4,625	12,912

Cash and cash equivalents at end of year	$15,334	$6,899	$4,625

See notes to consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Operations

pSivida Corp. (together with its subsidiaries, the “Company”), incorporated in Delaware, develops tiny, sustained-release products designed to deliver drugs and biologics at a controlled and steady rate for weeks, months or years. The Company’s strategy is to use its Durasert™ and Tethadur™ drug delivery technologies to independently develop products that deliver proven drugs and biologics, while continuing to leverage these technologies through collaboration and license agreements. The Company is focused on treatment of chronic diseases of the back of the eye and is also exploring applications outside ophthalmology. The Company’s lead product candidate Medidur™ is in a pivotal Phase III clinical trial, its lead licensed product ILUVIEN® has been approved in the European Union (“EU”) and is pending approval with the U.S. Food and Drug Administration (“FDA”), and the Company’s pipeline includes potential product candidates at earlier stages of development. Using different generations of the Durasert technology, the Company developed three of the four sustained-release products for treatment of retinal diseases approved in the U.S. or EU.

Medidur™ is an injectable, sustained-release micro-insert designed to treat chronic, non-infectious uveitis affecting the posterior of the eye (“posterior uveitis”) over a period of up to three years. Medidur uses the same Durasert micro-insert used in ILUVIEN and delivers a lower dose of the same drug as the Company’s FDA-approved Retisert® for posterior uveitis, which is licensed to Bausch & Lomb. Although the Company originally planned to seek FDA approval of Medidur based on two Phase III clinical trials, the Company now expects to seek approval based on safety and efficacy data from its single ongoing Phase III trial, with supplemental clinical data on the safety and usability of its proprietary inserter, if ILUVIEN is approved by the FDA later this year. The Company plans to have a confirmatory meeting with the FDA with respect to the Company’s regulatory strategy. If the FDA does not approve the Company’s regulatory strategy, the Company may be required to complete a second Phase III trial for Medidur in order to submit for FDA approval, which would increase the development time and cost of Medidur. The Company is developing Medidur independently.

ILUVIEN®, the Company’s lead licensed product, is an injectable, sustained-release micro-insert that provides treatment over a period of up to three years of vision impairment associated with diabetic macular edema (“DME”). ILUVIEN is licensed to and sold by Alimera Sciences, Inc. (“Alimera”), and the Company is entitled to 20% of the net profits (as defined) from Alimera’s sales of ILUVIEN on a country-by-country basis. The Company is also entitled to a one-time $25.0 million milestone payment from Alimera if ILUVIEN is approved by the FDA.

ILUVIEN is commercially available in the United Kingdom (“U.K.”) and Germany for the treatment of chronic DME considered insufficiently responsive to available therapies, and Alimera expects to launch in France and Portugal in late 2014. ILUVIEN has marketing authorization in six other EU countries and is pending authorization in seven more EU countries.

Alimera is also seeking marketing approval for ILUVIEN for DME in the U.S. Alimera entered into labeling discussions with the FDA in December 2013 and refiled its New Drug Application (“NDA”) with the FDA in March 2014. The FDA set a new Prescription Drug User Fee Act goal date of September 26, 2014. The NDA resubmission responded to issues raised in the FDA’s October 2013 Complete Response Letter (“CRL”).

The Company’s pre-clinical research is primarily focused on its Tethadur and Durasert technology platforms. The Company is seeking to develop products using Tethadur, part of its BioSilicon™ technology, to provide sustained delivery of peptides, proteins, antibodies and other large biologic molecules. The Company is also researching the use of its Durasert technology, in some instances in combination with its BioSilicon technology, to provide sustained delivery of therapeutic agents to treat wet and dry age-related macular degeneration (“AMD”), osteoarthritis and glaucoma, as well as to provide systemic delivery of biologics.

The Company has a history of operating losses and has financed its operations primarily from the proceeds of sales of its equity securities and the receipt of license fees, research and development funding and royalty income from its collaboration partners. The Company believes that its cash, cash equivalents and marketable securities of $18.3 million at June 30, 2014, together with expected cash inflows under existing collaboration agreements, will enable the Company to maintain its current and planned operations through the third quarter of calendar year 2015. This estimate includes expected costs of clinical development of Medidur, but excludes any potential milestone or net profits receipts under the Alimera collaboration agreement. The Company’s ability to fund its planned operations beyond then, including completion of clinical development of Medidur, is expected to depend on the amount and timing of cash receipts under the Alimera collaboration agreement, as well as proceeds from any future collaboration or other agreements and/or financing transactions.

2.	Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are presented in U.S. dollars in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the accounts of pSivida Corp. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company’s fiscal year ends on June 30 of each year. The years ended June 30, 2014, 2013 and 2012 may be referred to herein as fiscal 2014, fiscal 2013 and fiscal 2012, respectively. Throughout these financial statements, references to “US$” and “$” are to U.S. dollars and references to “A$” are to Australian dollars.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the consolidated financial statements and the reported amounts and disclosure of revenues and expenses during the reporting periods. Significant management estimates and assumptions include, among others, those related to revenue recognition for multiple-deliverable arrangements, recognition of expense in outsourced clinical trial agreements, recoverability of intangible assets, realization of deferred tax assets and the valuation of stock option awards. Actual results could differ from these estimates.

Foreign Currency

The functional currency of the Company and each of its subsidiaries is the currency of the primary economic environment in which that entity operates—the U.S. dollar or the Pound Sterling.

Assets and liabilities of the Company’s foreign subsidiary are translated at period-end exchange rates. Amounts included in the statements of comprehensive loss and cash flows are translated at the weighted average exchange rates for the period. Gains and losses from currency translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity in the consolidated balance sheets. The balance of accumulated other comprehensive income attributable to foreign currency translation was $1,045,000 at June 30, 2014 and $921,000 at June 30, 2013. Foreign currency gains or losses arising from transactions denominated in foreign currencies, whether realized or unrealized, are recorded in other expense, net in the consolidated statements of comprehensive loss and were not significant for all periods presented.

Cash Equivalents

Cash equivalents represent highly liquid investments with maturities of three months or less at the date of purchase, principally consisting of institutional money market funds.

Marketable Securities

Marketable securities consist of investments with an original or remaining maturity of greater than ninety days at the date of purchase. The Company has classified its marketable securities as available-for-sale. Accordingly, the Company records these investments at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, in accumulated other comprehensive income, which is a component of stockholders’ equity. If the Company determines that a decline of any investment is other-than-temporary, the investment is written down to fair value. As of June 30, 2014 and 2013, there were no investments in a significant unrealized loss position. The fair value of marketable securities is determined based on quoted market prices at the balance sheet date of the same or similar instruments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts through to the earlier of sale or maturity. Such amortization and accretion amounts are included in interest income, net in the consolidated statements of comprehensive loss. The cost of marketable securities sold is determined by the specific identification method.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. At June 30, 2014, all of the Company’s interest-bearing cash equivalent balances, aggregating $14.3 million, were concentrated in one institutional money market fund that has investments consisting primarily of certificates of deposit, commercial paper, time deposits and treasury repurchase agreements. Generally, these deposits may be redeemed upon demand and, therefore, the Company believes they bear minimal risk. Marketable securities at June 30, 2014 and 2013 consist of investment-grade corporate bonds and commercial paper. The Company’s investment policy, approved by the Board of Directors, includes guidelines relative to diversification and maturities designed to preserve principal and liquidity.

Pfizer revenues, which were inconsequential in fiscal 2014, accounted for $368,000, or 17%, of total revenues in fiscal 2013 and $754,000, or 21%, of total revenues in fiscal 2012. Bausch & Lomb accounted for $1.3 million, or 38% of total revenues in fiscal 2014, $1.4 million, or 64%, of total revenues in fiscal 2013 and $1.4 million, or 41%, of total revenues in fiscal 2012. A completed feasibility study agreement accounted for $1.7 million, or 49%, of total revenues in fiscal 2014.

Bausch & Lomb accounted for $302,000, or 58% of total accounts receivable at June 30, 2014 and $316,000, or 53% of total accounts receivable at June 30, 2013.

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term maturity.

Accounts and Other Receivables

Receivables consist primarily of: (i) quarterly royalties earned; (ii) U.K. research and development tax credits; and (iii) accrued interest on marketable securities.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives (generally three to five years) using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining non-cancellable lease term or their estimated useful lives. Repair and maintenance costs are expensed as incurred. When assets are retired or sold, the assets and accumulated depreciation are removed from the respective accounts and any gain or loss is recognized.

Leases

The Company leases real estate and office equipment under operating leases. Its primary real estate lease contains rent holiday and rent escalation clauses. The Company recognizes the rent holiday and scheduled rent increases on a straight-line basis over the lease term, with the excess of rent expense over cash payments recorded as a deferred rent liability.

Impairment of Intangible Assets

The Company’s finite life intangible assets include its acquired Durasert and BioSilicon (including Tethadur) patented technologies, which are being amortized on a straight-line basis over twelve years. The intangible asset lives were determined based upon the anticipated period that the Company will derive future cash flows from the intangible assets, considering the effects of legal, regulatory, contractual, competitive and other economic factors. The Company continually monitors whether events or circumstances have occurred that indicate that the remaining estimated useful life of its intangible assets may warrant revision. The Company assesses potential impairments to its intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the future undiscounted net cash flows expected to result from the use of an asset are less than its carrying value. If the Company considers an asset to be impaired, the impairment charge to be recognized is measured by the amount by which the carrying value of the asset exceeds its estimated fair value. During the quarter ended December 31, 2011, the Company recorded a $14.8 million intangible asset impairment charge related to its Durasert and BioSilicon technologies (see Note 4).

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

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. Multiple-deliverable arrangements, such as license and development agreements, are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price method using management’s best estimate of the standalone selling price of deliverables when vendor-specific objective evidence or third-party evidence of selling price is not available. Allocated consideration is recognized as revenue upon application of the appropriate revenue recognition principles to each unit. When the Company determines that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue will be recognized.

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

If royalties are received when the Company has remaining performance obligations, the royalty payments would be attributed to the services being provided under the arrangement and therefore revenue would be recognized as such performance obligations are performed. Any such revenues are included as collaborative research and development revenues.

Reimbursement of Costs

The Company may provide research and development services and incur maintenance costs of licensed patents under collaboration arrangements to assist in advancing the development of licensed products. The Company acts primarily as a principal in these transactions, and, accordingly, reimbursement amounts received are classified as a component of revenue to be recognized consistent with the revenue recognition policy summarized above. The Company records the expenses incurred and reimbursed on a gross basis.

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized within one year following the balance sheet date are classified as non-current deferred revenue.

Research and Development

Research and development costs are charged to operations as incurred. These costs include all direct costs, including cash compensation, stock-based compensation and benefits for research and development personnel, amortization of intangible assets, third-party costs and services for clinical trials, clinical materials, pre-clinical programs, regulatory affairs, external consultants, and other operational costs related to the Company’s research and development of its product candidates.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by adding to the weighted-average number of common shares outstanding the average number of dilutive common equivalent shares using the treasury stock method, unless the effect is anti-dilutive.

The following potentially dilutive securities outstanding, prior to the application of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding for the years ended June 30, 2014, 2013 and 2012, as they would be anti-dilutive:

	June 30,
	2014	2013	2012
Options	3,791,001	3,554,549	3,165,855
Warrants	1,176,105	1,176,105	2,270,189

	4,967,106	4,730,654	5,436,044

Comprehensive Loss

Comprehensive loss is comprised of net loss, foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities.

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

The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the uncertainty. The Company accounts for interest and penalties related to uncertain tax positions as part of its income tax benefit.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP. ASU 2014-09 will become effective on July 1, 2017, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the impact this standard will have on its financial statements.

3.	License and Collaboration Agreements

Alimera

Under the collaboration agreement with Alimera, as amended in March 2008, (the “Alimera Agreement”), the Company licensed to Alimera the rights to develop, market and sell certain product candidates, including ILUVIEN, and Alimera assumed all financial responsibility for the development of licensed products. The Company is entitled to receive a one-time $25.0 million milestone payment from Alimera within 30 days following an FDA approval of ILUVIEN. In addition, the Company is entitled to receive 20% of any net profits (as defined) on sales of each licensed product (including ILUVIEN) by Alimera, measured on a quarter-by-quarter and country-by-country basis. Alimera may recover 20% of previously incurred and unapplied net losses (as defined) for commercialization of each product in a country, but only by an offset of up to 4% of the net profits earned in that country each quarter, reducing the Company’s net profit share to 16% in each country until those net losses are recouped. In the event that Alimera sublicenses commercialization in any country, the Company is entitled to 20% of royalties and 33% of non-royalty consideration received by Alimera, less certain permitted deductions.

The Company’s performance obligations ended on December 31, 2009 and, accordingly, all amounts received thereafter under the Alimera Agreement are recognized as revenue upon receipt or at such earlier date, if applicable, on which any such amounts are both fixed and determinable and reasonably assured of collectability.

Revenue related to the Alimera Agreement totaled $114,000 for fiscal 2014, $67,000 for fiscal 2013 and $111,000 for fiscal 2012, and consisted of reimbursements for licensed patent costs.

Pfizer

In June 2011, the Company and Pfizer entered into an Amended and Restated Collaborative Research and License agreement (the “Restated Pfizer Agreement”) to focus solely on the development of a sustained-release bioerodible micro-insert designed to deliver latanoprost for human ophthalmic disease or conditions other than uveitis (the “Latanoprost Product”). Pfizer made an upfront payment of $2.3 million and the Company agreed to use commercially reasonable efforts to fund the development for at least one year, including assumption of an investigator-sponsored Phase I/II dose-escalation study that enrolled and followed six patients to treat ocular hypertension and glaucoma. The Company may, at its option, conduct Phase II clinical trials, which have not commenced, for the purpose of demonstrating Proof-of-Concept (“POC”). If the Company were to issue a final report demonstrating POC, Pfizer would have a 90-day exercise option for an exclusive, worldwide license to further develop and commercialize the Latanoprost Product in return for a $20.0 million payment to the Company and potential double-digit sales-based royalties and prescribed development, regulatory and sales performance milestone payments. If the Company elects to cease development of the Latanoprost Product prior to POC, Pfizer could exercise its option for the same worldwide license upon payment of a lesser option fee, with comparable reductions in any future milestones and royalties. If Pfizer does not exercise its option when available, the Restated Pfizer Agreement will automatically terminate, with any remaining deferred revenue balance recorded as revenue at that time, provided, however, that the Company would retain the right to develop and commercialize the Latanoprost Product.

The Company considered the Restated Pfizer Agreement a material modification and applied the guidance of ASU No. 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements, to this arrangement. The Company concluded that Pfizer’s exercise option is not a deliverable of the arrangement because it is a substantive option and not priced at a significant and incremental discount. Conducting the research and development program for the Latanoprost Product through completion of Phase II trials (the “R&D program”) was deemed to be the Company’s sole consequential deliverable and, accordingly, the arrangement was treated as a single unit of accounting. The performance period is the expected period over which the services are to be performed.

The arrangement consideration of the Restated Pfizer Agreement totaled $10.05 million, which consisted of $7.75 million of deferred revenue on the Company’s balance sheet at the effective date plus the $2.3 million upfront payment. The excess of the arrangement consideration over the $6.7 million estimated selling price of the Company’s deliverables, or $3.3 million, was recognized as collaborative research and development revenue in the period of the modification, with the remaining $6.7 million deferred and recognized as collaborative research and development revenue over the expected performance period using the lesser of straight-line amortization or the proportional performance method. As of June 30, 2014, the Company continues to evaluate the need for additional research prior to any commencement of Phase II clinical trials and, consequently, the Company cannot currently estimate the remaining performance period. As a result, the current portion of deferred revenue has been reduced to $0 at June 30, 2014 compared to $371,000 at June 30, 2013. Total deferred revenue was approximately $5.6 million at each of June 30, 2014 and 2013. Collaborative research and development revenue related to the Restated Pfizer Agreement was inconsequential in fiscal 2014, $368,000 in fiscal 2013 and $754,000 in fiscal 2012. Costs associated with conducting the R&D program are included in operating expenses as incurred.

Pfizer owned approximately 6.4% of the Company’s outstanding shares at June 30, 2014.

Bausch & Lomb

Pursuant to a licensing and development agreement, as amended, Bausch & Lomb has a worldwide exclusive license to make and sell Retisert in return for royalties based on sales. Bausch & Lomb was also licensed to make and sell Vitrasert, an implant for sustained release of CMV retinitis, pursuant to this agreement, but discontinued sales of Vitrasert in the second quarter of fiscal 2013 following patent expiration.

Royalty income totaled approximately $1.3 million in fiscal 2014 and approximately $1.4 million in each of fiscal 2013 and 2012. Accounts receivable from Bausch & Lomb totaled $302,000 at June 30, 2014 and $316,000 at June 30, 2013.

Enigma Therapeutics

The Company entered into an exclusive, worldwide royalty-bearing license agreement in December 2012, amended and restated in March 2013, with Enigma Therapeutics Limited (“Enigma”) for the development of BrachySil, the Company’s BioSilicon product candidate for the treatment of pancreatic and other types of cancer. The Company received an upfront fee of $100,000 and is entitled to 8% sales-based royalties, 20% of sublicense consideration and milestone payments based on aggregate product sales. Enigma is obligated to pay an annual license maintenance fee of $100,000 by the end of each calendar year, the first of which was received in January 2014. For each calendar year commencing with 2014, the Company is entitled to receive reimbursement of any patent maintenance costs, sales-based royalties and sub-licensee sales-based royalties earned to the extent such amounts, in the aggregate, exceed the $100,000 annual license maintenance fee. The Company has no consequential performance obligations under the Enigma license agreement and, accordingly, any amounts to which the Company is entitled under the agreement are recognized as revenue on the earlier of receipt or when collectability is reasonably assured. Revenue related to the Enigma agreement totaled $102,000 for fiscal 2014 and $100,000 for fiscal 2013. At June 30, 2014, no deferred revenue was recorded for this agreement.

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

Feasibility Study Agreements

The Company from time to time enters into funded agreements to evaluate the potential use of its technology systems for sustained release of third party drug candidates in the treatment of various diseases. Consideration received is generally recognized as revenue over the term of the feasibility study agreement. Revenue recognition for consideration, if any, related to a license option right is assessed based on the terms of any such future license agreement or is otherwise recognized at the completion of the feasibility study agreement. Revenues under feasibility study agreements totaled $1.9 million for fiscal 2014, $245,000 for fiscal 2013 and $75,000 for fiscal 2012.

4.	Intangible Assets

The reconciliation of intangible assets for the years ended June 30, 2014 and 2013 was as follows (in thousands):

	June 30,
	2014	2013
Patented technologies
Gross carrying amount at beginning of year	$38,941	$39,556
Foreign currency translation adjustments	2,748	(615)

Gross carrying amount at end of year	41,689	38,941

Accumulated amortization at beginning of year	(35,511)	(35,330)
Amortization expense	(778)	(769)
Foreign currency translation adjustments	(2,635)	588

Accumulated amortization at end of year	(38,924)	(35,511)

Net book value at end of year	$2,765	$3,430

In a second CRL issued in November 2011 with respect to an earlier NDA submission for ILUVIEN, the FDA did not grant marketing approval for ILUVIEN for DME and, as a result, the Company did not receive a one-time $25.0 million milestone payment from Alimera and Alimera was unable to commence marketing ILUVIEN for DME in the U.S. Following the public announcement of the 2011 CRL, there was a significant decline in the Company’s market capitalization from $82.0 million immediately prior to the announcement to $23.1 million at December 31, 2011. The Company determined that the combination of the 2011 CRL and the decline in the Company’s marketing capitalization were impairment indicators of the Company’s finite-lived intangible assets.

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

	Pre-impairment Carrying Value at December 31, 2011	Impairment Charge	Post-impairment Carrying Value at December 31, 2011
Durasert	$6,318	$(3,141)	$3,177
BioSilicon	13,108	(11,689)	1,419

	$19,426	$(14,830)	$4,596

The net book value of the Company’s intangible assets at June 30, 2014 and 2013 is summarized as follows (in thousands):

	June 30,		Estimated Remaining Useful Life at June 30, 2014
	2014	2013	(Years)
Patented technologies
Durasert	$1,853	$2,383	3.5
BioSilicon	912	1,047	3.5

	$2,765	$3,430

The Company amortizes its intangible assets with finite lives on a straight-line basis over their respective estimated useful lives. Amortization expense for intangible assets totaled $778,000 in fiscal 2014, $769,000 in fiscal 2013 and $2.0 million in fiscal 2012. The carrying value of intangible assets at June 30, 2014 of $2.8 million is expected to be amortized on a straight-line basis of approximately $790,000 per year.

5.	Marketable Securities

The amortized cost, unrealized loss and fair value of the Company’s available-for-sale marketable securities at June 30, 2014 and 2013 were as follows (in thousands):

	June 30, 2014
	Amortized Cost	Unrealized Loss	Fair Value
Corporate bonds	$2,446	$(1)	$2,445
Commercial paper	499	—	499

Total marketable securities	$2,945	$(1)	$2,944

	June 30, 2013
	Amortized Cost	Unrealized Loss	Fair Value
Corporate bonds	$2,376	$(1)	$2,375
Commercial paper	999	—	999

Total marketable securities	$3,375	$(1)	$3,374

During fiscal 2014, $3.0 million of marketable securities were purchased and $3.4 million matured. At June 30, 2014, the marketable securities had maturities ranging between 3 and 8.5 months, with a weighted average maturity of 7.3 months.

6.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,
	2014	2013
Property and equipment	$1,956	$1,908
Leasehold improvements	231	317

Gross property and equipment	2,187	2,225
Accumulated depreciation and amortization	(1,890)	(2,046)

	$297	$179

Depreciation expense was $139,000 for fiscal 2014, $225,000 for fiscal 2013 and $190,000 for fiscal 2012.

7.	Fair Value Measurements

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

The following table summarizes the Company’s assets carried at fair value measured on a recurring basis at June 30, 2014 and 2013 by valuation hierarchy (in thousands):

	June 30, 2014
Description	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$14,260	$14,260	$—	$—
Marketable securities:
Corporate bonds	2,444	1,936	508	—
Commercial paper	500	—	500	—

	$17,204	$16,196	$1,008	$—

	June 30, 2013
Description	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$6,330	$6,330	$—	$—
Marketable securities:
Corporate bonds	2,375	1,619	756	—
Commercial paper	999	—	999	—

	$9,704	$7,949	$1,755	$—

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

The following table summarizes the Company’s assets carried at fair value measured on a non-recurring basis at December 31, 2011 and the losses recorded for the six month period then ended (in thousands):

	December 31, 2011
	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Losses
Finite-lived intangible assets	$4,596	$—	$—	$4,596	$14,830

There was no fair value measurement on a non-recurring basis at June 30, 2014 or at June 30, 2013.

8.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,
	2014	2013
Personnel costs	$952	$1,252
Professional fees	249	288
Clinical	316	353
Other	7	1

	$1,524	$1,894

9.	Stockholders’ Equity

Sales of Common Stock and Warrants

In March 2014, the Company sold 1,700,000 shares of its common stock in a registered direct offering to a single institutional investor at a price of $4.11 per share for gross proceeds of $7.0 million. Placement agent fees and other share issue costs totaled $191,000.

In December 2013, the Company entered into an at-the-market (“ATM”) program pursuant to which the Company may, at its option, offer and sell shares of its common stock from time to time for an aggregate offering price of up to $19.2 million. In connection with execution of the ATM program, the Company incurred transaction costs of $153,000. In addition, the Company pays the sales agent a commission of up to 3.0% of the gross proceeds from the sale of such shares. During fiscal 2014, the Company sold 381,562 common shares for net proceeds of $1.5 million, reflecting a weighted-average gross selling price of $3.98 per share. At June 30, 2014, an aggregate registered amount of approximately $10.7 million of common stock remains available for sale under the Company’s existing shelf registration statement.

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

Warrants to Purchase Common Shares

The following table provides a reconciliation of all US$ warrants for the years ended June 30, 2014 and 2013:

	Year Ended June 30,
	2014		2013
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	1,176,105	$3.67	2,064,710	$6.17
Issued	—	—	623,605	2.50
Expired	—	—	(1,512,210)	6.60

Balance and exercisable at end of year	1,176,105	$3.67	1,176,105	$3.67

At June 30, 2014, the remaining lives of these outstanding warrants ranged from 1.6 to 3.1 years, representing a weighted-average term of 2.4 years.

The following table provides a reconciliation of all A$ warrants for the year ended June 30, 2013:

	Year Ended June 30, 2013
	Number of Warrants	Weighted Average Exercise Price A$
Balance at beginning of year	205,479	7.68
Expired	(205,479)	7.68

Balance and exercisable at end of year	—	—

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

2008 Incentive Plan

The pSivida Corp. 2008 Incentive Plan (the “2008 Plan”) provides for the issuance of stock options and other stock awards to directors, employees and consultants. Awards may include stock options, stock appreciation rights, restricted and unrestricted stock, deferred stock, performance awards, convertible securities and cash grants. At June 30, 2014, a total of 5,591,255 shares of common stock were authorized for issuance under the 2008 Plan, of which 1,144,572 shares were available for new awards. The 2008 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2008 Plan. On the first day of each fiscal year until July 1, 2017, the number of shares authorized for issuance under the 2008 Plan is increased by the least of: (i) 750,000 shares; (ii) 4% of the then outstanding shares of common stock; and (iii) any such lesser amount of shares of common stock as is determined by the Compensation Committee of the Board of Directors. The number of shares reserved for issuance increased by 750,000 shares on July 1, 2014.

Options to purchase a total of 778,500 shares were granted during fiscal 2014 at exercise prices equal to the closing market price of the Company’s common stock on the NASDAQ Global Market (“NASDAQ”) on the respective option grant dates. Of this total, options to purchase 613,500 shares were issued to employees with ratable annual vesting over 4 years and options to purchase 165,000 shares were issued to non-executive directors with 1-year cliff vesting. A total of 490,381 options vested during fiscal 2014. All options have a 10-year life.

The Company measures the fair value of options on their grant date using the Black-Scholes option-pricing model. Based upon limited option exercise history, the Company has generally used the “simplified” method outlined in SEC Staff Accounting Bulletin No. 107 to estimate the expected life of stock option grants. Management believes that the historical volatility of the Company’s stock price on NASDAQ best represents the expected volatility over the estimated life of the option. The risk-free interest rate is based upon published U.S. Treasury yield curve rates at the date of grant corresponding to the expected life of the stock option. An assumed dividend yield of zero reflects the fact that the Company has never paid cash dividends and has no intentions to pay dividends in the foreseeable future.

The key assumptions used to apply the option pricing model for options granted under the 2008 Plan during the years ended June 30, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Option life (in years)	5.50 - 6.25	5.50 - 6.25	3.50 - 6.25
Stock volatility	94% - 96%	95% - 98%	88% - 97%
Risk-free interest rate	1.70% - 1.99%	0.81% - 0.98%	0.53% - 2.02%
Expected dividends	0.0%	0.0%	0.0%

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

The following table summarizes information about stock options for the years ended June 30, 2014, 2013 and 2012 (in thousands except per share amounts):

	2014	2013	2012
Weighted-average grant date fair value, per share	$2.48	$1.29	$2.41
Total cash received from exercise of stock options	987	—	114
Total intrinsic value of stock options exercised	841	—	119

At June 30, 2014, there was approximately $1.1 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized as expense over a weighted average period of 1.7 years.

The following table provides a reconciliation of stock option activity under the 2008 Plan for fiscal 2014:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at July 1, 2013	3,554,549	$2.92
Granted	778,500	3.51
Exercised	(425,435)	2.32
Forfeited	(116,613)	3.97

Outstanding at June 30, 2014	3,791,001	$3.08	6.49	$5,120

Outstanding at June 30, 2014—vested or unvested and expected to vest	3,719,977	$3.07	6.46	$5,050

Exercisable at June 30, 2014	2,465,556	$2.88	5.49	$3,809

Stock-Based Compensation Expense

The Company’s statements of comprehensive loss included total compensation expense from stock-based payment awards as follows (in thousands):

	Year Ended June 30,
	2014	2013	2012
Compensation expense included in:
Research and development	$516	$632	$597
General and administrative	895	685	814

	$1,411	$1,317	$1,411

11.	Retirement Plans

The Company operates a defined contribution plan intended to qualify under Section 401(k) of the U.S. Internal Revenue Code. Participating U.S. employees may contribute a portion of their pre-tax compensation, as defined, subject to statutory maximums. The Company matches employee contributions up to 5% of eligible compensation, subject to a stated calendar year Internal Revenue Service maximum.

The Company operates a defined contribution pension plan for U.K. employees pursuant to which the Company makes contributions on behalf of employees plus a matching percentage of elective employee contributions.

The Company contributed a total of $189,000 for fiscal 2014, $231,000 for fiscal 2013 and $181,000 for fiscal 2012 in connection with these retirement plans.

12.	Income Taxes

The components of income tax benefit are as follows (in thousands):

	Year Ended June 30,
	2014	2013	2012
U.S. operations:
Current income tax provision	$—	$—	$—
Deferred income tax benefit	—	—	(13)

	—	—	(13)

Non-U.S. operations:
Current income tax benefit	(130)	(117)	(156)
Deferred income tax benefit	—	—	—

	(130)	(117)	(156)

Income tax benefit	$(130)	$(117)	$(169)

The components of loss before income taxes are as follows (in thousands):

	Year Ended June 30,
	2014	2013	2012
U.S. operations	$(11,712)	$(10,101)	$(11,215)
Non-U.S. operations	(1,773)	(1,916)	(13,789)

Loss before income taxes	$(13,485)	$(12,017)	$(25,004)

The difference between Company’s expected income tax benefit, as computed by applying the statutory U.S. federal tax rate of 34% to loss before income taxes, and actual tax is reconciled in the following table (in thousands):

	Year Ended June 30,
	2014	2013	2012
Income tax benefit at statutory rate	$(4,585)	$(4,086)	$(8,501)
State income taxes, net of federal benefit	(693)	(569)	(599)
Non-U.S. income tax rate differential	157	145	1,163
Research and development tax credits	(169)	(134)	(156)
Changes in valuation allowance	4,619	2,939	7,500
Expiration of state net operating loss carryforwards	161	706	—
Other, net	380	882	424

Income tax benefit	$(130)	$(117)	$(169)

The components of deferred income taxes are as follows (in thousands):

	June 30,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$30,123	$26,068
Deferred revenue	2,194	2,196
Stock-based compensation	3,079	2,589
Provision for losses on note receivable	511	511
Other	652	843

Total deferred tax assets	36,559	32,207

Deferred tax liabilities:
Intangible assets	910	1,177

Deferred tax assets, net	35,649	31,030
Valuation allowance	35,649	31,030

Total deferred tax liability	$—	$—

The valuation allowance generally reflects limitations on the Company’s ability to use the tax attributes and reduce the value of such attributes to the more-likely-than-not realizable amount. The valuation allowance increased $4.6 million during fiscal 2014 and $2.9 million during fiscal 2013.

The Company has tax net operating loss and tax credit carry forwards in its individual tax jurisdictions. At June 30, 2014, the Company had U.S. federal net operating loss carry forwards of approximately $65.4 million, which expire at various dates between calendar years 2023 and 2034. The utilization of certain of these loss and tax credit carry forwards may be limited by Sections 382 and 383 of the Internal Revenue Code as a result of historical or future changes in the Company’s ownership. At June 30, 2014, the Company had state net operating loss carry forwards of approximately $24.5 million, which expire between 2031 and 2034. Additionally, at June 30, 2014 the Company had net operating loss carry forwards in the U.K. of £19.2 million (approximately $32.8 million), which are not subject to any expiration dates. During fiscal 2014, the Company recognized a current income tax benefit of $130,000 related to foreign research and development tax credits earned by its U.K. subsidiary. In addition, at June 30, 2014, the Company had U.S. federal and state research and development tax credit carry forwards of approximately $600,000, which expire at various dates between calendar years 2016 and 2033.

The Company’s U.S. federal income tax returns for calendar years 2002 through 2013 remain subject to examination by the Internal Revenue Service. The Company’s U.K. tax returns for fiscal years 2006 through 2013 remain subject to examination. The Australian tax returns for the former parent company for fiscal years 2004 through 2008 remain subject to examination.

Through June 30, 2014, the Company had no unrecognized tax benefits in its consolidated statements of comprehensive loss and no unrecognized tax benefits in its consolidated balance sheets as of June 30, 2014 or 2013.

As of June 30, 2014 and 2013, the Company had no accrued penalties or interest related to uncertain tax positions.

13.	Commitments and Contingencies

Operating Leases

On March 21, 2014, the Company commenced a lease for approximately 13,650 square feet of combined office and laboratory space in Watertown, Massachusetts to replace the Company’s previous facilities lease that expired on April 5, 2014. The Company provided a cash-collateralized $150,000 irrevocable standby letter of credit as security for the Company’s obligations under the lease. The initial lease term extends through April 2019, with a five-year renewal option at market rates. In addition to base rent, the Company is obligated to pay its proportionate share of building operating expenses and real estate taxes in excess of base year amounts. In addition, the Company leases approximately 2,200 square feet of laboratory and office space in Malvern, U.K. through August 2016.

At June 30, 2014, the Company’s total future minimum lease payments under non-cancellable operating leases were as follows (in thousands):

Fiscal Year:
2015	$475
2016	475
2017	425
2018	419
2019	358

$2,152

Rent expense related to the Company’s real estate and other operating leases charged to operations was approximately $485,000 for fiscal 2014, $454,000 for fiscal 2013 and $466,000 for fiscal 2012.

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

(b)	Geographic Area Information

The following table summarizes the Company’s revenues and long-lived assets, net, by geographic area (in thousands):

	Revenues			Long-lived assets, net
	2014	2013	2012	2014	2013
U.S.	$3,248	$1,873	$2,385	$248	$55
U.K.	225	270	1,141	49	124

Consolidated	$3,473	$2,143	$3,526	$297	$179

15.	Quarterly Financial Data (unaudited)

The following table summarizes the quarterly results of operations for the years ended June 30, 2014 and 2013 (in thousands except per share amounts):

	Fiscal Year 2014
	First Quarter Ended September 30, 2013	Second Quarter Ended December 31, 2013	Third Quarter Ended March 31, 2014	Fourth Quarter Ended June 30, 2014	Year Ended June 30, 2014
			(1)
Total revenues	$597	$592	$1,992	$292	$3,473
Operating loss	(3,718)	(3,541)	(2,219)	(4,012)	(13,490)
Net loss	(3,687)	(3,514)	(2,187)	(3,967)	(13,355)

Net loss per share—basic and diluted	$(0.14)	$(0.13)	$(0.08)	$(0.14)	$(0.49)

Weighted average common shares—basic and diluted	25,918	26,953	27,672	29,256	27,444

	Fiscal Year 2013
	First Quarter Ended September 30, 2012	Second Quarter Ended December 31, 2012	Third Quarter Ended March 31, 2013	Fourth Quarter Ended June 30, 2013	Year Ended June 30, 2013
Total revenues	$553	$585	$513	$492	$2,143
Operating loss	(2,590)	(2,648)	(2,812)	(3,981)	(12,031)
Net loss	(2,551)	(2,608)	(2,794)	(3,947)	(11,900)

Net loss per share—basic and diluted	$(0.11)	$(0.11)	$(0.12)	$(0.17)	$(0.52)

Weighted average common shares—basic and diluted	22,294	23,297	23,297	23,297	23,044

(1)	Results for the third quarter of fiscal 2014 included $1.5 million of revenue for recognition of arrangement consideration upon resolution of a contingency associated with completion of a feasibility study agreement (see Note 3).