Form 10-Q
period 2015-03-31
pSivida Corp.
filed 2015-05-08
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

There were 29,412,365 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 6, 2015.

PSIVIDA CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	March 31, 2015	June 30, 2014

Assets
Current assets:
Cash and cash equivalents	$23,007	$15,334
Marketable securities	8,651	2,944
Accounts and other receivables	430	517
Prepaid expenses and other current assets	989	547

Total current assets	33,077	19,342
Property and equipment, net	280	297
Intangible assets, net	2,080	2,765
Other assets	115	117
Restricted cash	150	150

Total assets	$35,702	$22,671

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$812	$464
Accrued expenses	1,371	1,524
Deferred revenue	35	138

Total current liabilities	2,218	2,126
Deferred revenue	5,584	5,584
Deferred rent	53	37

Total liabilities	7,855	7,747

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 60,000,000 shares authorized, 29,412,365 and 29,298,558 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	29	29
Additional paid-in capital	292,439	290,864
Accumulated deficit	(265,520)	(277,013)
Accumulated other comprehensive income	899	1,044

Total stockholders’ equity	27,847	14,924

Total liabilities and stockholders’ equity	$35,702	$22,671

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Revenues:
Collaborative research and development	$110	$1,676	$25,355	$2,149
Royalty income	218	316	801	1,032

Total revenues	328	1,992	26,156	3,181

Operating expenses:
Research and development	3,339	2,269	8,890	7,267
General and administrative	2,041	1,946	5,645	5,468
Gain on sale of property and equipment	—	(4)	—	(76)

Total operating expenses	5,380	4,211	14,535	12,659

(Loss) income from operations	(5,052)	(2,219)	11,621	(9,478)

Other income:
Interest income	6	1	12	3
Other income, net	4	—	4	—

Total other income	10	1	16	3

(Loss) income before income taxes	(5,042)	(2,218)	11,637	(9,475)
Income tax benefit (expense)	44	31	(144)	87

Net (loss) income	$(4,998)	$(2,187)	$11,493	$(9,388)

Net (loss) income per common share:

Basic	$(0.17)	$(0.08)	$0.39	$(0.35)

Diluted	$(0.17)	$(0.08)	$0.38	$(0.35)

Weighted average common shares:

Basic	29,412	27,672	29,367	26,842

Diluted	29,412	27,672	30,612	26,842

Net (loss) income	$(4,998)	$(2,187)	$11,493	$(9,388)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(45)	5	(141)	100
Net unrealized gain (loss) on marketable securities	1	(1)	(4)	(1)

Other comprehensive (loss) income	(44)	4	(145)	99

Comprehensive (loss) income	$(5,042)	$(2,183)	$11,348	$(9,289)

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity

Balance at July 1, 2014	29,298,558	$29	$290,864	$(277,013)	$1,044	$14,924

Net income	—	—	—	11,493	—	11,493
Other comprehensive loss	—	—	—	—	(145)	(145)
Exercise of stock options	113,807	—	235	—	—	235
Stock-based compensation	—	—	1,340	—	—	1,340

Balance at March 31, 2015	29,412,365	$29	$292,439	$(265,520)	$899	$27,847

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$11,493	$(9,388)

Adjustments to reconcile net income (loss) to cash flows from operating activities:
Amortization of intangible assets	579	582
Depreciation of property and equipment	79	103
Stock-based compensation expense	1,340	963
Amortization of bond premium on marketable securities	66	26
Gain on sale of property and equipment	—	(76)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(388)	1,016
Accounts payable and accrued expenses	221	(833)
Deferred revenue	(103)	(290)
Deferred rent	16	11

Net cash provided by (used in) operating activities	13,303	(7,886)

Cash flows from investing activities:
Purchases of marketable securities	(8,677)	(2,714)
Maturities of marketable securities	2,900	3,350
Purchases of property and equipment	(71)	(75)
Proceeds from sale of property and equipment	—	76
Change in restricted cash	—	(150)

Net cash (used in) provided by investing activities	(5,848)	487

Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	—	18,149
Exercise of stock options	235	909

Net cash provided by financing activities	235	19,058

Effect of foreign exchange rate changes on cash and cash equivalents	(17)	(3)

Net increase in cash and cash equivalents	7,673	11,656
Cash and cash equivalents at beginning of period	15,334	6,899

Cash and cash equivalents at end of period	$23,007	$18,555

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$263	$—

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment	—	141

Stock issuance costs	—	86

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Operations and Basis of Presentation

The accompanying condensed consolidated financial statements of pSivida Corp. and subsidiaries (the “Company”) as of March 31, 2015 and for the three and nine months ended March 31, 2015 and 2014 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2014. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended June 30, 2014, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive (loss) income and cash flows for the periods indicated. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year or any future period.

The Company is a leader in the development of sustained-release pharmaceutical products for treating eye diseases. Its approved products deliver drugs at a controlled and steady rate for months or years. The Company has developed three of the four approved sustained-release products for treating retinal diseases. The Company’s lead product candidate Medidur™ for posterior uveitis is in pivotal clinical trials. Marketing of its lead licensed product ILUVIEN® for diabetic macular edema (“DME”) commenced in the U.S. in the fiscal 2015 third quarter. The Company’s pre-clinical development program is focused on developing products for chronic retinal diseases utilizing our core technology platforms. The Company’s strategy includes developing products independently while continuing to leverage our technology platforms through collaborations and license agreements.

Medidur, the Company’s lead development product, is an injectable, micro-insert designed to treat posterior uveitis, a blinding eye disease, on a sustained basis for 36 months. Medidur uses the same micro-insert used in ILUVIEN for DME (same design, same drug, same polymers, same release rate) and delivers a lower dose of the same drug as Retisert®, the Company’s approved implant for posterior uveitis. The Company is developing Medidur independently.

In recent meetings, the Company reached agreement with the U.S. Food and Drug Administration (“FDA”) on a regulatory path for Medidur that should allow a new drug application (“NDA”) to be filed in the first half of 2017. The FDA indicated that, pending clinical trial results, it would accept an NDA based on data from the ongoing Medidur Phase III trial (which has a 12-month primary endpoint), data from a second Phase III trial with a shorter six-month primary endpoint and data referenced from the already completed Phase III ILUVIEN trials. The ongoing Phase III trial for Medidur completed enrollment with 129 patients in the fiscal 2015 third quarter. The last 12-month follow-up visit is scheduled in March 2016, and the Company expects top-line data in the second calendar quarter of 2016. The Company has already initiated a second Phase III Medidur trial, which will recruit up to 150 patients in India. Both trials will follow participants for three years.

The Company had previously planned to file an NDA with data from only the first Phase III trial and data referenced from the ILUVIEN studies, subject to FDA confirmation. Because of the shorter six-month primary endpoint permitted for the second trial, the Company expects that the new regulatory path will allow it to file the Medidur NDA with only a several month delay from the time frame anticipated with one Phase III trial. The Company had budgeted for a second Phase III trial, pending FDA guidance, so the second trial does not affect the Company’s liquidity projections.

The Company plans to commercialize Medidur with a newly designed, proprietary inserter that uses a standard 27 gauge needle routinely used in intraocular injections. As a result of the new design, the Company will conduct a utilization study on the new inserter, with data to be submitted as part of the Medidur NDA. Data from this study is expected to be available before data from the other trials and should not delay the NDA submission.

ILUVIEN, the Company’s most recently approved product, is an injectable, sustained-release micro-insert that provides treatment of DME for three years from a single administration. ILUVIEN is licensed to and sold by Alimera Sciences, Inc. (“Alimera”), and the Company is entitled to a share of the net profits (as defined) from Alimera’s sales of ILUVIEN on a country-by-country basis. ILUVIEN was launched in the U.S. in late February 2015 and is now widely available to physicians in the U.S. It is indicated for the treatment of DME in patients previously treated with a course of corticosteroids without a clinically significant rise in intraocular pressure.

ILUVIEN was also launched in Portugal in January 2015, and has been commercially available in the United Kingdom and Germany since June 2013. ILUVIEN has marketing approvals in 17 EU countries for the treatment of chronic DME considered insufficiently responsive to available therapies.

Distribution, regulatory and reimbursement matters for ILUVIEN for DME in Australia and New Zealand have been sublicensed. The Company is entitled to 20% of any royalties and 33% of all other payments received by our licensee, including any milestone payments.

The Company’s pre-clinical research is primarily focused on developing pharmaceutical products to provide targeted and systemic sustained delivery of drugs and large biologic molecules for treatment of various conditions, and to provide sustained delivery of therapeutic agents to treat wet and dry age-related macular degeneration, glaucoma and osteoarthritis.

The Company has a history of operating losses and has financed its operations primarily from the receipt of license fees, milestone payments, research and development funding and royalty income from its collaboration partners and from proceeds of sales of its equity securities. The Company believes that its cash, cash equivalents and marketable securities of $31.7 million at March 31, 2015 will enable the Company to maintain its current and planned operations (including its two Medidur trials) into calendar year 2017. This estimate excludes any potential net profits receipts from sales of ILUVIEN.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP. In April 2015, the FASB tentatively deferred the effective date of ASU 2014-09, while also tentatively permitting early adoption. If such deferral is ratified, ASU 2014-09 will become effective on July 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the impact this standard will have on its financial statements.

2.	License and Collaboration Agreements

Alimera

Under the collaboration agreement with Alimera, as amended in March 2008 (the “Alimera Agreement”), the Company licensed to Alimera the rights to develop, market and sell certain product candidates, including ILUVIEN, and Alimera assumed all financial responsibility for the development of licensed products. In September 2014, the Company earned a $25.0 million milestone from Alimera as a result of the FDA approval of ILUVIEN, which was recorded as revenue in the quarter ended September 30, 2014 and received in October 2014. In addition, the Company is entitled to receive 20% of any net profits (as defined) on sales of each licensed product (including ILUVIEN) by Alimera, measured on a quarter-by-quarter and country-by-country basis. Alimera may recover 20% of previously incurred and unapplied net losses (as defined) for commercialization of each product in a country, but only by an offset of up to 4% of the net profits earned in that country each quarter, reducing the Company’s net profit share to 16% in each country until those net losses are recouped. In the event that Alimera sublicenses commercialization in any country, the Company is entitled to 20% of royalties and 33% of non-royalty consideration received by Alimera, less certain permitted deductions. The Company is also entitled to reimbursement of certain patent maintenance costs with respect to the patents licensed to Alimera.

The Company’s performance obligations ended on December 31, 2009 and, accordingly, all amounts received thereafter under the Alimera Agreement are recognized as revenue upon receipt or at such earlier date, if applicable, on which any such amounts are both fixed and determinable and reasonably assured of collectability.

Revenue under the Alimera Agreement totaled $70,000 and $47,000 for the three months ended March 31, 2015 and 2014, respectively, and $25.1 million and $95,000 for the nine months ended March 31, 2015 and 2014, respectively.

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

As a result of the material modification of the Pfizer arrangement, the estimated selling price of the combined deliverables under the Restated Pfizer Agreement of $6.7 million is being recognized as collaborative research and development revenue over the expected performance period using the proportional performance method. The Company recorded no revenue and $9,000 for the three months ended March 31, 2015 and 2014, respectively, and no revenue and $65,000 for the nine months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the Company continues to evaluate the Latanoprost Product and, consequently, the Company cannot currently estimate the remaining performance period. As a result, total deferred revenue of approximately $5.6 million at each of March 31, 2015 and June 30, 2014 was classified as noncurrent. Costs associated with developing the Latanoprost Product are reflected in operating expenses in the period in which they are incurred.

Pfizer owned approximately 6.3% of the Company’s outstanding common stock at March 31, 2015.

Bausch & Lomb

Pursuant to a licensing and development agreement, as amended, Bausch & Lomb has a worldwide exclusive license to make and sell Retisert in return for royalties based on sales. Bausch & Lomb was also licensed to make and sell Vitrasert, an implant for sustained treatment of CMV retinitis, but discontinued sales in the second quarter of fiscal 2013 following patent expiration.

Royalty income from Bausch & Lomb totaled $218,000 and $316,000 for the three months ended March 31, 2015 and 2014, respectively, and $801,000 and $1.0 million for the nine months ended March 31, 2015 and 2014, respectively. Accounts receivable from Bausch & Lomb totaled $223,000 at March 31, 2015 and $302,000 at June 30, 2014.

Enigma Therapeutics

The Company entered into an exclusive, worldwide royalty-bearing license agreement in December 2012, amended and restated in March 2013, with Enigma Therapeutics Limited (“Enigma”) for the development of BrachySil, the Company’s BioSilicon™ product candidate for the treatment of pancreatic and other types of cancer. The Company received an upfront fee of $100,000 and is entitled to 8% sales-based royalties, 20% of sublicense consideration and milestone payments based on aggregate product sales. Enigma is obligated to pay an annual license maintenance fee of $100,000 by the end of each calendar year. For each calendar year commencing with 2014, the Company is entitled to receive reimbursement of any patent maintenance costs, sales-based royalties and sublicensee sales-based royalties earned, but only to the extent such amounts, in the aggregate, exceed the $100,000 annual license maintenance fee. The Company has no consequential performance obligations under the Enigma license agreement and, accordingly, any amounts to which the Company is entitled under the agreement are recognized as revenue on the earlier of receipt or when collectability is reasonably assured. There was no revenue related to the Enigma agreement in the three month periods ended March 31, 2015 and 2014 and $100,000 and $102,000 of revenues for the nine month periods ended March 31, 2015 and 2014, respectively. As of March 31, 2015, no deferred revenue was recorded for this agreement.

Evaluation Agreements

The Company from time to time enters into funded agreements to evaluate the potential use of its technology systems for sustained release of third party drug candidates in the treatment of various diseases. Consideration received is generally recognized as revenue over the term of the feasibility study agreement. Revenue recognition for consideration, if any, related to a license option right is assessed based on the terms of any such future license agreement or is otherwise recognized at the completion of the evaluation agreement. Revenues under evaluation agreements totaled $35,000 and $1.6 million for the three months ended March 31, 2015 and 2014, respectively, and $104,000 and $1.9 million for the nine months ended March 31, 2015 and 2014, respectively.

3.	Intangible Assets

The reconciliation of intangible assets for the nine months ended March 31, 2015 and for the year ended June 30, 2014 was as follows (in thousands):

	Nine Months Ended March 31, 2015	Year Ended June 30, 2014

Patented technologies
Gross carrying amount at beginning of period	$41,689	$38,941
Foreign currency translation adjustments	(3,313)	2,748

Gross carrying amount at end of period	38,376	41,689

Accumulated amortization at beginning of period	(38,924)	(35,511)
Amortization expense	(579)	(778)
Foreign currency translation adjustments	3,207	(2,635)

Accumulated amortization at end of period	(36,296)	(38,924)

Net book value at end of period	$2,080	$2,765

The Company amortizes its intangible assets with finite lives on a straight-line basis over their respective estimated useful lives. Amortization of intangible assets totaled $190,000 and $196,000 for the three months ended March 31, 2015 and 2014, respectively, and $579,000 and $582,000 for the nine months ended March 31, 2015 and 2014, respectively. The carrying value of intangible assets at March 31, 2015 of $2.1 million (approximately $1.5 million attributable to the Durasert™ technology and $0.6 million attributable to the BioSilicon technology (including Tethadur™)) is expected to be amortized on a straight-line basis over the remaining estimated useful life of 2.75 years, or approximately $756,000 per year.

4.	Marketable Securities

The amortized cost, unrealized loss and fair value of the Company’s available-for-sale marketable securities at March 31, 2015 and June 30, 2014 were as follows (in thousands):

	March 31, 2015
	Amortized Cost	Unrealized Loss	Fair Value

Corporate bonds	$8,656	$(5)	$8,651

	June 30, 2014
	Amortized Cost	Unrealized Loss	Fair Value

Corporate bonds	$2,446	$(1)	$2,445
Commercial paper	499	—	499

Total marketable securities	$2,945	$(1)	$2,944

During the nine months ended March 31, 2015, $8.7 million of marketable securities were purchased and $2.9 million of such securities matured. At March 31, 2015, the marketable securities had maturities ranging from 38 days to 11 months, with a weighted average maturity of 7.1 months.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. At March 31, 2015 and June 30, 2014, substantially all of the Company’s interest-bearing cash equivalent balances were concentrated in one institutional money market fund that has investments consisting primarily of certificates of deposit, commercial paper, time deposits, U.S. government agencies, treasury bills and treasury repurchase agreements. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

The Company’s cash equivalents and marketable securities are classified within Level 1 or Level 2 on the basis of valuations using quoted market prices or alternative pricing sources and models utilizing market observable inputs, respectively. Certain of the Company’s corporate debt securities were valued based on quoted prices for the specific securities in an active market and were therefore classified as Level 1. The remaining marketable securities have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and ask prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security, and have been classified as Level 2. The following tables summarize the Company’s assets carried at fair value measured on a recurring basis at March 31, 2015 and June 30, 2014 by valuation hierarchy (in thousands):

	March 31, 2015
	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Cash equivalents	$17,205	$17,205	$—	$—
Marketable securities
Corporate bonds	8,651	8,651	—	—

	$25,856	$25,856	$—	$—

	June 30, 2014
	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Cash equivalents	$14,260	$14,260	$—	$—
Marketable securities
Corporate bonds	2,444	1,936	508	—
Commercial paper	500	—	500	—

	$17,204	$16,196	$1,008	$—

6.	Accrued Expenses

Accrued expenses consisted of the following at March 31, 2015 and June 30, 2014 (in thousands):

	March 31, 2015	June 30, 2014

Personnel costs	$618	$952
Professional fees	286	249
Clinical	418	316
Other	49	7

	$1,371	$1,524

7.	Stockholders’ Equity

In March 2014, the Company sold 1,700,000 shares of its common stock in a registered direct offering to a single institutional investor at a price of $4.11 per share for gross proceeds of $7.0 million. Placement agent fees and other share issue costs approximated $191,000.

In December 2013, the Company entered into an at-the-market (“ATM”) program pursuant to which the Company may, at its option, offer and sell shares of its common stock from time to time for an aggregate offering price of up to $19.2 million, representing the then remaining balance of the Company’s shelf registration statement. In connection with execution of the ATM program, the Company incurred transaction costs of $153,000. In addition, the Company pays the sales agent a commission of up to 3.0% of the gross proceeds from the sale of such shares. During the three and nine month periods ended March 31, 2015, the Company did not sell any shares under this program. During the three and nine months ended March 31, 2014, the Company sold 57,770 and 381,562 common shares, respectively, for net proceeds of $224,000 and $1.5 million, respectively, reflecting a weighted-average gross selling price of $3.98 per share.

In July 2013, the Company sold 3,494,550 shares of its common stock in an underwritten public offering at a price of $3.10 per share for gross proceeds of $10.8 million. Underwriting commissions and other share issue costs approximated $890,000.

Warrants to Purchase Common Shares

During each of the nine month periods ended March 31, 2015 and 2014, there were a total of 1,176,105 outstanding and exercisable warrants to purchase common shares at a weighted-average exercise price of $3.67. At March 31, 2015, the remaining term of these warrants ranged from 0.8 to 2.4 years, representing a weighted average period of 1.6 years.

Incentive Plan

The Company’s 2008 Incentive Plan (the “2008 Plan”) provides for the issuance of stock options and other stock awards to directors, employees and consultants. At March 31, 2015, a total of 6,341,255 shares of common stock were authorized for issuance under the 2008 Plan, of which 1,080,817 were available for grant of future awards. The total number of shares issuable under the 2008 Plan is subject to annual increases pursuant to the terms of the plan. The following table provides a reconciliation of stock option activity under the 2008 Plan for the nine months ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)

Outstanding at July 1, 2014	3,791,001	$3.08
Granted	831,200	4.48
Exercised	(113,807)	2.07
Forfeited	(17,445)	3.88

Outstanding at March 31, 2015	4,490,949	$3.36	6.43	$3,653

Outstanding at March 31, 2015 - vested or unvested and expected to vest	4,407,364	$3.35	6.39	$3,623

Exercisable at March 31, 2015	2,931,157	$3.04	5.28	$3,143

Option grants for the nine months ended March 31, 2015 consisted of 701,200 options to employees with ratable annual vesting over 4 years, 90,000 options to non-executive directors with 1-year cliff vesting and 40,000 options to a newly appointed non-executive director with ratable annual vesting over 3 years. All option grants have a 10-year contractual life. The weighted-average grant date fair value of these option grants was $3.33 per share. A total of 579,408 options vested during the nine months ended March 31, 2015. In determining the grant date fair value of options, the Company uses the Black-Scholes option pricing model. The Company calculated the Black-Scholes value of options awarded during the nine months ended March 31, 2015 based on the following key assumptions:

Option life (in years)	5.50 - 6.25
Stock volatility	79% - 93%
Risk-free interest rate	1.70% - 2.00%
Expected dividends	0%

Stock-Based Compensation Expense

The Company’s statements of comprehensive (loss) income included total compensation expense from stock-based payment awards for the three and nine months ended March 31, 2015 and 2014, as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Compensation expense included in:
Research and development	$182	$142	$492	$373
General and administrative	432	299	848	590

	$614	$441	$1,340	$963

At March 31, 2015, there was approximately $2.3 million of unrecognized compensation expense related to unvested options under the 2008 Plan, which is expected to be recognized as expense over a weighted-average period of approximately 1.8 years.

8.	Income Taxes

The Company recognizes deferred tax assets and liabilities for estimated future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. Because of its historical losses from operations, the Company established a valuation allowance for the net deferred tax assets. The Company recorded an income tax benefit of $44,000 for the three months ended March 31, 2015 and an income tax expense of $144,000 for the nine months ended March 31, 2015. The Company recorded an income tax benefit of $31,000 and $87,000 for the three and nine months ended March 31, 2014, respectively. The current year-to-date income tax expense predominantly reflects $263,000 of federal alternative minimum tax payments based upon taxable income for the tax year ended December 31, 2014, which was primarily attributable to receipt of the $25.0 million FDA approval milestone. The tax benefits in each period predominantly represented earned foreign research and development tax credits.

For the three and nine months ended March 31, 2015 and 2014, the Company had no significant unrecognized tax benefits. At March 31, 2015 and June 30, 2014, the Company had no accrued penalties or interest related to uncertain tax positions.

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

At March 31, 2015, the Company was subject to various routine legal proceedings and claims incidental to its business, which management believes will not have a material effect on the Company’s financial position, results of operations or cash flows.

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

The following table reconciles the number of shares used to compute basic and diluted net (loss) income per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Number of common shares - basic	29,412,365	27,672,327	29,366,919	26,841,623
Effect of dilutive securities:
Stock options	—	—	989,990	—
Warrants	—	—	255,301	—

Number of common shares - diluted	29,412,365	27,672,327	30,612,210	26,841,623

Potential common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Options outstanding	4,490,949	3,893,739	1,881,524	3,893,739
Warrants outstanding	1,176,105	1,176,105	552,500	1,176,105

	5,667,054	5,069,844	2,434,024	5,069,844

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements: uncertainties with respect to: ability to achieve profitable operations and access to capital; fluctuations in operating results; further impairment of intangible assets; decline in Retisert royalties; successful commercialization of, and receipt of revenues from, ILUVIEN for DME; effects of pricing and reimbursement decisions on sales of ILUVIEN for DME; consequences of fluocinolone acetonide side effects; safety and efficacy of Medidur; cost of clinical trials and data necessary to support an NDA for, timing of filing the NDA for, FDA acceptance of NDA for, and regulatory approval and successful commercialization of Medidur; development of the Latanoprost Product and any exercise by Pfizer of its option; ability of Tethadur to successfully deliver large biologic molecules and development of products; ability to successfully develop product candidates, complete clinical trials and receive regulatory approvals; ability to market and sell products; success of current and future license agreements; termination of license agreements; effects of competition and other developments affecting sales of products; market acceptance of products; effects of guidelines, recommendations and studies; protection of intellectual property and avoiding intellectual property infringement; retention of key personnel; product liability; industry consolidation; compliance with environmental laws; manufacturing risks; risks and costs of international business operations; legislative or regulatory changes; volatility of stock price; possible dilution; absence of dividends; and other factors described in this Quarterly Report on Form 10-Q, including the Risk Factors set forth in Part II, Item 1A of this Form 10-Q. You should read and interpret any forward-looking statements together with these risks. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

Our forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.

Our Business

We are a leader in the development of sustained-release pharmaceutical products for treating eye diseases. Our approved products deliver drugs at a controlled and steady rate for months or years. We have developed three of the four approved sustained-release products for treating retinal diseases. Our lead product candidate Medidur™ for posterior uveitis is in pivotal clinical trials. Marketing of our lead licensed product ILUVIEN® for diabetic macular edema (“DME”) commenced in the U.S. in the fiscal 2015 third quarter. Our pre-clinical development program is focused on developing products for chronic retinal diseases utilizing our core technology platforms. Our strategy includes developing products independently while continuing to leverage our technology platforms through collaborations and license agreements.

Medidur, our lead development product, is an injectable, micro-insert designed to treat posterior uveitis, a blinding eye disease, on a sustained basis for 36 months. Medidur uses the same micro-insert used in ILUVIEN for DME (same design, same drug, same polymers, same release rate) and delivers a lower dose of the same drug as Retisert®, our approved implant for posterior uveitis. We are developing Medidur independently.

In recent meetings, we reached agreement with the U.S. Food and Drug Administration (“FDA”) on a regulatory path for Medidur that should allow a new drug application (“NDA”) to be filed in the first half of 2017. The FDA indicated that, pending clinical trial results, it would accept an NDA based on data from the ongoing Medidur Phase III trial (which has a 12-month primary endpoint), data from a second Phase III trial with a shorter six-month primary endpoint and data referenced from the already completed Phase III ILUVIEN trials. The ongoing Phase III trial for Medidur completed enrollment with 129 patients in our fiscal 2015 third quarter. The last 12-month follow-up visit is scheduled in March 2016, and we expect top-line data in the second calendar quarter of 2016. We have already initiated a second Phase III Medidur trial, which will recruit up to 150 patients in India. Both trials will follow participants for three years.

We had previously planned to file an NDA with data from only the first Phase III trial and data referenced from the ILUVIEN studies, subject to FDA confirmation. Because of the shorter six-month primary endpoint permitted for the second trial, we expect that the new regulatory path will allow us to file the Medidur NDA with only a several month delay from the time frame we anticipated with one Phase III trial. We had budgeted for a second Phase III trial, pending FDA guidance, so the second trial does not affect our liquidity projections.

We plan to commercialize Medidur with a newly designed, proprietary inserter that uses a standard 27 gauge needle routinely used in intraocular injections. As a result of the new design, we will conduct a utilization study on the new inserter, with data to be submitted as part of the Medidur NDA. Data from this study is expected to be available before data from the other trials and should not delay the NDA submission.

ILUVIEN, our most recently approved product, is an injectable, sustained-release micro-insert that provides treatment of DME for three years from a single administration. ILUVIEN is licensed to and sold by Alimera Sciences, Inc. (“Alimera”), and we are entitled to a share of the net profits (as defined) from Alimera’s sales of ILUVIEN on a country-by-country basis. ILUVIEN was launched in the U.S. in late February 2015 and is now widely available to physicians in the U.S. It is indicated for the treatment of DME in patients previously treated with a course of corticosteroids without a clinically significant rise in intraocular pressure.

ILUVIEN was also launched in Portugal in January 2015, and has been commercially available in the United Kingdom and Germany since June 2013. ILUVIEN has marketing approvals in 17 EU countries for the treatment of chronic DME considered insufficiently responsive to available therapies.

Distribution, regulatory and reimbursement matters for ILUVIEN for DME in Australia and New Zealand have been sublicensed. We are entitled to 20% of any royalties and 33% of all other payments received by our licensee, including any milestone payments.

Our pre-clinical research is primarily focused on developing pharmaceutical products to provide targeted and systemic sustained delivery of drugs and large biologic molecules for treatment of various conditions, and to provide sustained delivery of therapeutic agents to treat wet and dry age-related macular degeneration, glaucoma and osteoarthritis.

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

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014:

	Three Months Ended March 31,		Change
	2015	2014	Amounts	%
	(In thousands except percentages)

Revenues
Collaborative research and development	$110	$1,676	$(1,566)	(93)%
Royalty income	218	316	(98)	(31)%

Total revenues	328	1,992	(1,664)	(84)%

Operating expenses:
Research and development	3,339	2,269	1,070	47%
General and administrative	2,041	1,946	95	5%
Gain on sale of property and equipment	—	(4)	4	na

Total operating expenses	5,380	4,211	1,169	28%

Loss from operations	(5,052)	(2,219)	(2,833)	(128)%

Other income:
Interest income	6	1	5	500%
Other income, net	4	—	4	na

Total other income	10	1	9	900%

Loss before income taxes	(5,042)	(2,218)	(2,824)	(127)%
Income tax benefit	44	31	13	42%

Net loss	$(4,998)	$(2,187)	$(2,811)	(129)%

Revenues

Collaborative research and development revenues totaled $110,000 for the three months ended March 31, 2015 compared to $1.7 million for the three months ended March 31, 2014. This decrease was primarily attributable to the prior year recognition of $1.5 million of contingent consideration under a completed feasibility study agreement.

We are entitled to share in net profits, on a quarter-by-quarter and country-by-country basis, from sales of ILUVIEN by our licensee. ILUVIEN for DME has been sold in the U.S. since late February 2015, in Portugal since January 2015 and in the U.K. and Germany since the quarter ended June 2013. We received $31,000 of net profits in the fiscal 2015 third quarter. We do not know when or if sales of ILUVIEN will result in any future net profits in countries where it is sold, entitling us to our net profits share, or how much we will be entitled to receive.

Royalty income decreased by $98,000, or 31%, to $218,000 for the three months ended March 31, 2015 compared to $316,000 for the three months ended March 31, 2014.

Research and Development

Research and development increased by $1.1 million, or 47%, to $3.3 million for the three months ended March 31, 2015 from $2.3 million for the same quarter a year earlier, primarily reflecting increased CRO costs for the clinical development of Medidur for posterior uveitis. We expect to continue to incur significant research and development expense for Medidur during the remainder of fiscal year 2015 and in future periods until completion of Medidur clinical development.

General and Administrative

General and administrative increased by $95,000, or 5%, to $2.0 million for the three months ended March 31, 2015 from $1.9 million for the same period in the prior year, primarily attributable to higher stock-based compensation expense.

Income Tax Benefit

Income tax benefit was $44,000 for the three months ended March 31, 2015 compared to $31,000 for the three months ended March 31, 2014, and consisted predominantly of refundable foreign research and development tax credits.

Nine Months Ended March 31, 2015 Compared to Nine Months Ended March 31, 2014:

	Nine Months Ended March 31,		Change
	2015	2014	Amounts	%
	(In thousands except percentages)

Revenues
Collaborative research and development	$25,355	$2,149	$23,206	**
Royalty income	801	1,032	(231)	(22)%

Total revenues	26,156	3,181	22,975	**

Operating expenses:
Research and development	8,890	7,267	1,623	22%
General and administrative	5,645	5,468	177	3%
Gain on sale of property and equipment	—	(76)	76	na

Total operating expenses	14,535	12,659	1,876	15%

Income (loss) from operations	11,621	(9,478)	21,099	223%

Other income:
Interest income	12	3	9	300%
Other income, net	4	—	4	na

Total other income	16	3	13	433%

Income (loss) before income taxes	11,637	(9,475)	21,112	223%
Income tax (expense) benefit	(144)	87	(231)	(266)%

Net income (loss)	$11,493	$(9,388)	$20,881	222%

**	percentages not meaningful due to the effect of the $25.0 million non-recurring revenue in the current year-to-date period

Revenues

Collaborative research and development revenues totaled $25.4 million for the nine months ended March 31, 2015 compared to $2.1 million for the nine months ended March 31, 2014. This increase was primarily attributable to recognition of the $25.0 million FDA approval milestone earned for ILUVIEN, partially offset by a $1.8 million reduction in revenues from funded technology evaluation agreements. We received $43,000 of ILUVIEN net profits during the nine months ended March 31, 2015.

Royalty income decreased by $231,000, or 22%, to $801,000 for the nine months ended March 31, 2015 compared to $1.0 million for the nine months ended March 31, 2014.

Research and Development

Research and development increased by approximately $1.6 million, or 22%, to $8.9 million for the nine months ended March 31, 2015 from $7.3 million for the prior year-to-date period, primarily reflecting a $1.3 million increase in CRO costs for the clinical development of Medidur for posterior uveitis, as well as higher personnel-related expenses and pre-clinical study costs.

General and Administrative

General and administrative increased by $177,000, or 3%, to $5.6 million for the nine months ended March 31, 2015 from $5.5 million for the same period in the prior year, primarily attributable to increased stock-based compensation, partially offset by lower facility costs.

Income Tax (Expense) Benefit

Income tax expense of $144,000 for the nine months ended March 31, 2015 primarily reflected payment of $263,000 of federal alternative minimum taxes based upon taxable income for the tax year ended December 31, 2014. In addition, refundable foreign research and development tax credits totaled $119,000 and $87,000 for the nine months ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

During the years ended June 30, 2014 and 2013 and the nine months ended March 31, 2015, we financed our operations from the receipt of license fees, milestone payments, research and development funding and royalty income from our collaboration partners and from proceeds of sales of equity securities. At March 31, 2015, our principal sources of liquidity were cash, cash equivalents and marketable securities that totaled $31.7 million.

We have a history of operating losses and, at March 31, 2015, we had a total accumulated deficit of $265.5 million. We do not currently have any assured sources of future revenue, and we expect negative cash flows from operations on a quarterly basis until such time as we receive sufficient revenues from commercialization of ILUVIEN or one or more of our other product candidates achieve regulatory approval and provide us sufficient revenues. We believe that our capital resources at March 31, 2015 will enable us to fund our current and planned operations (including our two Medidur trials) into calendar year 2017. This estimate excludes any potential receipts of net profits under our Alimera collaboration agreement. Our ability to fund our planned operations beyond then is expected to depend on cash receipts from ILUVIEN or other products and from any future collaboration or other agreements and/or any financing transactions. There is no assurance that we will receive significant, if any, revenues from sales of ILUVIEN or cash from any other sources.

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

If we determine that it is desirable or necessary to raise additional capital in the future, we do not know if it will be available when needed or on terms favorable to us or our stockholders. Our existing ATM facility permits us to sell shares of common stock with an aggregate offering price of up to $10.7 million at March 31, 2015, but we do not know whether and to what extent we will seek to sell shares pursuant to that program and, if we are able to do so, on what terms. The state of the economy and the financial and credit markets at the time or times we seek any additional financing may make it more difficult and more expensive to obtain. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and potential dilutive equity, and funding through collaboration agreements may be on unfavorable terms, including requiring us to relinquish rights to certain of our technologies or products.

Our consolidated statements of historical cash flows are summarized as follows (in thousands):

	Nine Months Ended March 31,
	2015	2014	Change

Net income (loss):	$11,493	$(9,388)	$20,881
Changes in operating assets and liabilities	(254)	(96)	(158)
Other adjustments to reconcile net income (loss) to cash flows from operating activities	2,064	1,598	466

Net cash provided by (used in) operating activities	$13,303	$(7,886)	$21,189

Net cash (used in) provided by investing activities	$(5,848)	$487	$(6,335)

Net cash provided by financing activities	$235	$19,058	$(18,823)

Net cash provided by operating activities was $13.3 million for the nine months ended March 31, 2015 compared to net cash used in operating activities of $7.9 million in the prior year period, representing a favorable net change of $21.2 million. Collaborative research and development and royalty income cash inflows increased by $23.2 million, primarily the result of the $25.0 million FDA milestone payment received in October 2014, partially offset by lower cash inflows from technology evaluation agreements and Retisert royalties. Operating cash outflows increased by approximately $2.0 million on a comparative basis and consisted primarily of an approximate $2.3 million increase in CRO payments associated with our Medidur clinical development program and $263,000 of federal alternative minimum taxes, partially offset by decreases of approximate $560,000 principally related to incentive compensation awards, professional fees and facility costs.

Net cash used by investing activities consisted principally of $5.8 million of purchases of marketable securities, net of maturities, during the nine months ended March 31, 2015. This compared to net cash provided by investing activities in the prior year period, which consisted primarily of $636,000 of maturities of marketable securities, net of purchases.

Net cash provided by financing activities for the nine months ended March 31, 2015 consisted of $235,000 of proceeds from the exercise of stock options. Net cash provided by financing activities for the nine months ended March 31, 2014 consisted of $16.7 million of aggregate net proceeds from a March 2014 registered direct offering and a July 2013 underwritten public offering of common shares, $1.5 million of net proceeds from sales of common shares under the ATM facility and $909,000 of proceeds from the exercise of stock options.

We had no borrowings or line of credit facilities as of March 31, 2015.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2015 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rates

We conduct operations in two principal currencies, the U.S. dollar and the Pound Sterling (£). The U.S. dollar is the functional currency for our U.S. operations, and the Pound Sterling is the functional currency for our U.K. operations. Changes in the foreign exchange rate of the U.S. dollar and Pound Sterling impact the net operating expenses of our U.K. operations. The strengthening of the U.S. dollar during the three months ended March 31, 2015 compared to the prior year’s quarter resulted in a net decrease in research and development expenses of $42,000. For every incremental 5% strengthening or weakening of the weighted average exchange rate of the U.S. dollar in relation to the Pound Sterling, our research and development expense for the three months ended March 31, 2015 would have decreased or increased by $23,000, respectively. All cash and cash equivalents, and most other asset and liability balances, are denominated in each entity’s functional currency and, accordingly, we do not consider our statement of comprehensive (loss) income exposure to realized and unrealized foreign currency gains and losses to be significant.

Changes in the foreign exchange rate of the Pound Sterling to the U.S. dollar also impacted total stockholders’ equity. As reported in the statement of comprehensive (loss) income, the relative strengthening of the U.S. dollar in relation to the Pound Sterling at March 31, 2015 compared to June 30, 2014 resulted in $141,000 of other comprehensive loss for the nine months ended March 31, 2015 due to the translation of £569,000 of net assets of our U.K. operations, predominantly the BioSilicon (including Tethadur) technology intangible asset, into U.S. dollars. For every incremental 5% strengthening or weakening of the U.S. dollar at March 31, 2015 in relation to the Pound Sterling, our stockholders’ equity at March 31, 2015 would have decreased or increased, respectively, by $42,000.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have a history of operating losses, and at March 31, 2015, we had a total accumulated deficit of $265.5 million. During the past three fiscal years, we financed our operations primarily from sales of equity, as well as license fees, research and development funding and royalty income from our collaboration partners. We do not currently have any assured sources of revenue and we expect negative cash flows from operations in subsequent quarters until we receive sufficient revenues from commercialization of ILUVIEN or one or more of our other product candidates achieve regulatory approval and provide us sufficient revenues. We believe that our capital resources of $31.7 million at March 31, 2015 should enable us to fund our operations as currently planned (including our two Medidur Phase III trials) into calendar year 2017. This estimate excludes any potential net profits receipts from sales of ILUVIEN. We expect our ability to fund our planned operations beyond then will depend on the amount and timing of those payments, as well as proceeds from any future collaboration or other agreements and/or financing transactions.

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

If we determine that it is desirable or necessary to raise additional capital in the future, we do not know if it will be available when needed or on terms favorable to us or our stockholders. Our existing ATM facility permits us to sell shares of common stock with an aggregate offering price of up to $10.7 million at March 31, 2015, but we do not know whether and to what extent we will seek to sell shares pursuant to that program and, if we are able to do so, on what terms. The state of the economy and the financial and credit markets at the time or times we seek any additional financing may make it more difficult or more expensive to obtain. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and potential dilutive equity, and funding through collaboration agreements may be on unfavorable terms, including requiring us to relinquish rights to certain of our technologies or products.

If the recorded value of our intangible assets under GAAP is further impaired, our financial results could be materially adversely affected.

At March 31, 2015, we had $2.1 million of intangible assets relating to our Durasert and BioSilicon (including Tethadur) technologies on our balance sheet following impairment charges of $14.8 million as of December 31, 2011. We conduct impairment analyses of our intangible assets as required under GAAP and could take additional impairment charges in the future if the recorded values for our intangible assets were to exceed our assessment of the recoverability of the fair market value of those assets. Adverse events relating to the clinical development, regulatory approval and success of commercialization of products using those technologies and significant changes in our market capitalization could result in impairment charges. Further impairment charges on our intangible assets could have a material adverse effect on our results of operations in the quarter of the impairment.

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

The commercialization of ILUVIEN is a significant undertaking by Alimera, and ILUVIEN for DME is its first and only product. We do not know whether Alimera will be successful in financing, achieving additional marketing approvals for, obtaining adequate pricing and reimbursement for, successfully commercializing and achieving market acceptance of, and generating revenues to pSivida from, ILUVIEN for DME. Marketing in the U.S. and in additional countries in the EU will require further expansion of Alimera’s commercial infrastructure. Alimera’s efforts to commercialize ILUVIEN successfully will be affected, among other things, by:

•	Alimera’s ability to recruit, manage and retain personnel, expand its sales, marketing and other infrastructure, and manage its growth;

•	Alimera’s ability to effectively market ILUVIEN, including accessing and persuading adequate numbers of ophthalmologists to prescribe ILUVIEN;

•	the lack of other products to be offered by Alimera’s sales personnel, which may put Alimera at a competitive disadvantage relative to companies with more extensive product lines;

•	Alimera’s ability to obtain regulatory approvals to market ILUVIEN and appropriate labeling, and to expand its marketing into countries where it has obtained approvals;

•	Alimera’s ability to obtain desirable pricing, insurance coverage and reimbursement for ILUVIEN;

•	potential delays in the commercial launch in one or more countries;

•	manufacturing or supply issues;

•	risks related to operating in international jurisdictions; and

•	Alimera’s ability to generate adequate financial resources.

If Alimera is not successful in commercializing ILUVIEN for DME and generating payments to us, it would adversely affect our business, operating results and financial condition.

Sales of ILUVIEN for DME may be materially adversely affected by pricing and reimbursement decisions of regulatory bodies, insurers and others.

Prices, coverage and reimbursement to consumers of ILUVIEN for DME, like other drugs, are generally regulated by third-party payors, such as government health administration authorities and plans, private health insurers and other organizations and affect ILUVIEN’s sales. The timing and complexity of those reimbursements also affect sales. Prices in the EU are generally lower and coverage and access to drugs more limited than in the U.S. For example, in the U.K. and Scotland, National Health Service coverage is limited to the treatment of the eyes of chronic DME patients unresponsive to existing therapies that have undergone cataract surgery, subject to simple patient access schemes. Alimera may not achieve satisfactory agreements with statutory or other insurers. In Germany, although ILUVIEN is sold without price restriction, physicians must submit individual funding requests for each patient. We do not know what levels of pricing will be approved or reimbursed for ILUVIEN, or what restrictions will be placed on its use or reuse in countries other than the U.K. and Germany. Alimera has delayed the launch of ILUVIEN in France until satisfactory agreement is reached on pricing with the French authorities. In the U.S., Alimera is offering extended payment terms to physicians in the launch year to accommodate expected time lags in the processing of reimbursement claims. Future sales of ILUVIEN and, accordingly, our net profits share may be adversely affected by pricing and reimbursement decisions, and such effects may be material.

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

We are optimistic that Medidur will be as efficacious for the treatment of posterior uveitis, but with a better side effect profile than Retisert, comparable to ILUVIEN. However, this is only a hypothesis, and there is no assurance that the ongoing Phase III program for Medidur will demonstrate these results. While early interim data from an investigator-sponsored study of Medidur are consistent with this hypothesis, the results of that trial have not been published, the study involves only 11 patients and it is not intended to be a clinical trial that can serve as the basis for approval of Medidur. Data from the Retisert and ILUVIEN trials and early data from this investigator-sponsored study may not accurately predict the results of our Medidur Phase III program. There is no assurance that the Phase III program for Medidur will provide the necessary evidence of safety and efficacy required for approval by the FDA and other regulatory authorities. Actions by the FDA and other regulatory authorities with respect to Retisert and ILUVIEN are not predictive of the FDA’s action with respect to Medidur.

There is no assurance that we will be able to file an NDA for Medidur in the first half of 2017, or that, if filed FDA will accept the NDA for review.

Filing an NDA for Medidur will require positive results from our two Phase III trials. We have only recently initiated the second trial. Among other things, there is no assurance that enrollment in the second trial will be completed in the time frame we anticipate, that there will not be further regulatory requirements from U.S. or Indian regulators that would affect our timing, that we will be able to analyze the data from the two trials in the time frame that we anticipate, or that the data will be favorable. As a result, there is no assurance that an NDA will be filed for Medidur in the first half of 2017.

Even if we file an NDA for Medidur, there is no assurance that FDA will accept the NDA for review. While we believe we have agreement with FDA regarding the clinical trials and other data required for FDA to accept the Medidur NDA for review, FDA has significant discretion in determining whether to accept an NDA for review and there is no assurance that FDA will find the design of our clinical trials or the other data we include in an NDA to be sufficient to accept the NDA for review. Any delay in the filing of an NDA for Medidur or FDA’s refusal to accept the NDA for review could materially and adversely affect our business and the price of our common stock.

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

Other than Medidur for posterior uveitis, for which pivotal Phase III trials are ongoing, all of our product development is at earlier stages. Product development at all stages involves a high degree of risk, and only a small proportion of research and development programs result in product candidates that advance to pivotal clinical trials or result in approved products. There is no assurance that any feasibility study agreements we have, or enter into, with third parties, or our own research and development programs will result in any new product candidates, or that we or any licensees will commence clinical trials for any new product candidates or continue clinical trials once commenced. If clinical trials conducted by or for us or any licensees for any product candidates do not provide the necessary evidence of safety and efficacy, those product candidates will not receive the necessary regulatory approvals, cannot be sold, and will not generate revenues for us. Initial or subsequent clinical trials may not be initiated by or for us or any licensees for product candidates or may be delayed, terminated or fail due to many factors, including the following:

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

Our success is dependent on whether we can obtain patents, defend our existing patents and operate without infringing on the proprietary rights of third parties. As of April 30, 2015, we had 234 patents and 116 pending patent applications, including patents and pending applications covering our Durasert, Tethadur and other technologies. Intellectual property protection of our technologies is uncertain. We expect to seek to patent and protect our proprietary technologies. However, there is no assurance that any additional patents will be issued to us as a result of our pending or future patent applications or that any of our patents will withstand challenges by others. In addition, we may not have sufficient funds to patent and protect our proprietary technologies to the extent that we would desire, or at all. If we were determined to be infringing any third-party patent, we could be required to pay damages, alter our products or processes, obtain licenses, pay royalties or cease certain operations. We may not be able to obtain any required licenses on commercially favorable terms, if at all. In addition, many foreign country laws may treat the protection of proprietary rights differently from, and may not protect our proprietary rights to the same extent as, laws in the U.S. and Patent Co-operation Treaty countries.

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

As of March 31, 2015, we had outstanding warrants and options to acquire approximately 5.7 million shares of our common stock, or approximately 16.2% of our shares on a fully diluted basis. The issuance of shares of our common stock upon exercise of these warrants and stock options could result in dilution to the interests of other holders of our common stock and could adversely affect our stock price.

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

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from pSivida Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

pSivida Corp.

Date: May 8, 2015	By:	/s/ Paul Ashton
	Name:	Paul Ashton
	Title:	President and Chief Executive Officer