Form 10-K
period 2015-06-30
pSivida Corp.
filed 2015-09-10
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock on the NASDAQ Global Market on December 31, 2014, the last trading day of the registrant’s most recently completed second fiscal quarter, was approximately $118,606,000.

There were 29,417,365 shares of the registrant’s common stock, $0.001 par value, outstanding as of September 4, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive proxy statement, to be filed in connection with the Annual Meeting of Stockholders to be held on December 3, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PSIVIDA CORP.

Form 10-K

For the Fiscal Year Ended June 30, 2015

PART I

Preliminary Note Regarding Forward-Looking Statements

This Form 10-K and our 2015 Annual Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements are inherently subject to risks, uncertainties and potentially inaccurate assumptions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. All statements other than statements of historical fact could be deemed forward-looking statements, including, without limitation, any expectations of revenue, expenses, cash flows, earnings or losses from operations, capital, liquidity or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product and technology research, development, trials, trial results, regulatory requirements and approvals, reimbursement and commercialization; any other statements of expectations, estimations or beliefs; and any statements of assumptions underlying any of the foregoing. We often, although not always, identify forward-looking statements by using words or phrases such as the following: “likely”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “project”, “forecast” and “outlook”.

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

Introduction

We are a leader in the development of sustained-release drug-delivery products for treating eye diseases. Our products deliver drugs at a controlled and steady rate for months or years. We have developed three of only four sustained-release products approved by the U.S. Food and Drug Administration (FDA) for treatment of back-of-the-eye diseases. The most recent is ILUVIEN® for diabetic macular edema (DME), sold by our licensee in the U.S. and three European Union (EU) countries. Our lead development product, Medidur™ for posterior uveitis, is in pivotal phase III clinical trials. Our pre-clinical development program is focused primarily on developing products for chronic ophthalmic diseases utilizing our core technology platforms.

ILUVIEN is an injectable, sustained-release micro-insert that provides treatment of DME for three years from a single administration. ILUVIEN is licensed to Alimera Sciences, Inc. (Alimera), and we are entitled to a share of the net profits (as defined in our agreement with Alimera) from Alimera’s sales of ILUVIEN. ILUVIEN was launched in late February 2015 in the U.S., where it is indicated for the treatment of DME in patients previously treated with a course of corticosteroids without a clinically significant rise in intraocular pressure. ILUVIEN has been commercially available in the United Kingdom (U.K.) and Germany since June 2013 and in Portugal since January 2015. ILUVIEN has marketing approvals in these and 14 other EU countries for the treatment of chronic DME considered insufficiently responsive to available therapies. Alimera sublicensed distribution, regulatory and reimbursement matters for ILUVIEN for DME in Australia and New Zealand in April 2014, in Canada in July 2015 and in Italy in August 2015.

Medidur, our lead development product, is an injectable, micro-insert designed to treat chronic non-infectious uveitis affecting the posterior segment of the eye (posterior uveitis) for three years from a single administration. Medidur, which is the same micro-insert as ILUVIEN, is in Phase III clinical trials, with the filing of a new drug application (NDA) anticipated in the first half of 2017. We are developing Medidur independently.

Our FDA-approved Retisert® provides sustained release treatment of posterior uveitis for approximately two and a half years. It is licensed to Bausch & Lomb, and we receive royalties from its sales.

Our pre-clinical development program is focused on developing products using our core platform technologies, Durasert™ and Tethadur™, to deliver drugs or biologics to treat wet and dry age-related macular degeneration (AMD), glaucoma, osteoarthritis and other diseases.

Durasert™, Medidur™, Tethadur™ and BioSilicon™ are our trademarks. Retisert® and Vitrasert® are Bausch & Lomb’s trademarks. ILUVIEN® is Alimera’s trademark. This Annual Report also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners.

Information with respect to ILUVIEN, including regulatory and marketing information, and Alimera’s plans and intentions, reflects information publicly disclosed by Alimera.

Fiscal 2015, fiscal 2014 and fiscal 2013 mean the twelve months ended June 30, 2015, 2014 and 2013, respectively.

Strategy

Our strategy is to use our proprietary Durasert and Tethadur drug delivery technology platforms to independently develop new drug delivery products for already-approved drugs and biologics that will provide better treatment of ophthalmic and other diseases, while continuing to leverage our technology platforms through collaborations and licenses with leading pharmaceutical and biopharmaceutical companies, institutions and others. We believe our technologies can provide sustained, targeted delivery of many already-approved therapeutic agents, resulting in improved therapeutic effectiveness and better patient compliance and convenience, with reduced product development risk and cost for us. We believe our proven track record of three approved products, all providing sustained release of previously approved drugs, demonstrates the potential of this strategy.

•

Develop Sustained Delivery of Off-Patent Drugs and Biologics. Many drugs and biologics are now, or will soon be, off-patent. It is estimated that over the next 7 years patent coverage will end on products with world-wide sales aggregating over $50 billion annually. We plan to use our technology platforms to develop products that deliver off-patent and generic drugs and biologics with a significant market opportunity, where less frequent dosing through sustained delivery and/or release at the treatment site through targeted delivery would materially improve the effectiveness or convenience of the original drugs or biologics. By focusing on delivery of already-approved drugs and biologics, particularly those requiring shorter clinical trials, we believe we can minimize the risks and financial investment required for product approval.

•

Continue Partnering with Leading Biopharmaceutical and Pharmaceutical Companies. We intend to continue to partner with leading biopharmaceutical and pharmaceutical companies, institutions and others, where patent protection, development and regulatory costs, expertise and/or other factors make it desirable for us to have a partner. For example, many drugs and biologics that might be more effectively delivered by our platform technologies, whether as a result of less frequent dosing, targeted delivery or otherwise, have extended patent protection, which could make collaborations with the patent holders attractive. We may also seek to partner the development of products that could materially benefit from sustained delivery, but would require expensive clinical trials or are in treatment areas outside of our technical expertise. We may also seek to partner with companies with drugs coming off patent where our drug delivery technologies could offer an improved product and effectively extend the patent protection.

•

Expand Beyond Ophthalmology. While we continue to focus on our core ophthalmic competency, we are also studying treatment of diseases in other areas where we believe our technology platforms could provide a significant advantage. For example, we are studying the potential use of our technologies in osteoarthritis, as well as in systemic release of therapeutic agents.

Market Opportunity for Delivery of Drugs and Biologics

We develop products to address issues inherent in the delivery of drugs and biologics. The efficacy of a therapeutic agent (small drug molecule or biologic) depends on its distribution to, and reaction with, the targeted tissue and other tissues in the body, duration of treatment and clearance from the body. In an ideal treatment, the appropriate amount of drug or biologic is delivered to the intended tissue at an adequate concentration and is maintained in the location with an appropriate concentration for a sufficient period of time to provide effective treatment without causing adverse effects to other tissues. Accordingly, the delivery of a drug or biologic can be an important element of its ultimate therapeutic value.

Drugs are frequently administered systemically by oral dosing, infusion or injection and subsequently dispersed throughout the body via the circulatory system. In the case of many drugs, systemic administration does not deliver them to the intended site with an appropriate concentration for a sufficient duration or the appropriate concentration disperses too quickly or unevenly, thereby failing to achieve the maximum potential therapeutic benefit. Because systemically delivered drugs disperse throughout the body, they often are administered at higher dosage levels to achieve sufficient concentrations at the intended sites. This is particularly true for the eyes, joints, brain and nervous system, which have natural barriers that impede the movement of drugs to those areas. These higher dosage levels can cause harmful side effects to the tissues beyond the intended site. To avoid these issues, drugs may be administered locally to the targeted site, typically by injection. However, maintaining a sufficient concentration at the targeted site over time typically requires timely and repeated administration of systemically and locally delivered drugs. The delivery methods themselves can have risks. Repeated administration by injection or infusion can result in serious infections and other complications.

Biologics generally cannot be administered orally, but instead are administered by injection or infusion and require repeated injections or infusions to maintain appropriate levels over the course of treatment. Due to their molecular size and complexity, it has been difficult to develop sustained-release formulations for biologics.

Drugs or biologics are often not administered on the optimal schedule or at all, because patients do not self-administer them as prescribed or do not get medical professional administration as required. The risk of patient noncompliance increases when treatment involves multiple products or complex or painful dosing regimens, as patients age or if they suffer cognitive impairment or serious illness, or when the treatment is lengthy or expensive.

Treating retinal diseases is a significant challenge for drug delivery. Due to the effectiveness of the blood-eye barrier, it is difficult for systemically administered drugs to reach the retina in sufficient quantities to have a beneficial effect without causing adverse side effects to other parts of the body. Injecting drugs or biologics in solution directly into the back of the eye can achieve effective, but often transient, dosage levels in the eye, requiring repeated injections. Ophthalmic biologics, such as Macugen® (pegaptanib sodium), Lucentis® (ranibizumab) and EYLEA® (afilbercept), require injection into the eye as frequently as every four weeks. In addition to the issues of inconvenience, cost and noncompliance, repeated intravitreal injections have medical risks, including intraocular infection, perforated sclera and vitreous hemorrhage.

Due to the drawbacks of traditional delivery, the development of methods to deliver drugs and biologics to patients in a more precise, controlled fashion over sustained periods of time has been a medical goal. Methods for sustained drug delivery include oral and injectable controlled-release products and skin patches that seek to improve the consistency of the dosage over time and extend the duration of delivery. However, most of these methods cannot provide constant, controlled dosage or sufficient duration of delivery, particularly in diseases that are chronic or require precise dosing. Moreover, skin patches and oral products still have issues of systemic delivery. There are currently very few approved sustained-delivery products for biologics.

Our Technology Systems and Products

Our two core technology platforms, Durasert and Tethadur, have attributes designed to address the issues of sustained delivery for ophthalmic and other product candidates:

•

Extended Delivery. Our Durasert technology platform can deliver therapeutics for predetermined periods of time ranging from days to years. We believe that uninterrupted, sustained delivery offers the opportunity to develop products that reduce the need for repeated applications, thereby reducing the risks of patient noncompliance and adverse effects from repeated administrations.

•

Controlled Release Rate. Our technology platforms are designed to release therapeutics at a sustained, controlled rate. We believe that this feature allows us to develop products that deliver optimal concentrations of therapeutics over time and eliminate excessive variability in dosing during treatment.

•

Localized Delivery. Our technology platforms can deliver therapeutics directly to a target site. This administration can allow the natural barriers of the body to isolate and assist in maintaining appropriate concentrations at the target site in an effort to achieve the maximum therapeutic effect while minimizing unwanted systemic effects.

Durasert Technology System

Our three approved products, as well as our lead development product Medidur, use different generations of our Durasert technology platform to provide sustained, localized delivery of drugs to the back of the eye. In our Durasert products, a drug core is surrounded with one or more polymer layers, and the permeability of those layers and other aspects of the design of the product control the rate and duration of the drug release. By changing elements of the design, we can alter both the rate and duration of release to meet different therapeutic needs. Our later generation ILUVIEN and Medidur products are injected at the target site in an office visit, while early generation Retisert and Vitrasert are surgically implanted.

The portfolio of our Durasert approved products and late-stage product candidate includes:

Product	Disease	Stage of Development	Partner
ILUVIEN	DME	FDA-approved; commercialized since 2015; EU-approved (17 countries) for chronic DME; commercialized since 2013	Alimera
Retisert	Posterior uveitis	FDA-approved; commercialized since 2005	Bausch & Lomb
Vitrasert	CMV retinitis	FDA-approved; commercialized from 1996 through 2012 (patent expiration)	Bausch & Lomb
Medidur	Posterior uveitis	Phase III clinical trials	Independent development

Approved Product: ILUVIEN for DME

ILUVIEN is an injectable, sustained-release micro-insert delivering the off-patent corticosteroid fluocinolone acetonide (FAc) for treatment of DME. Injected in an office visit, ILUVIEN delivers 36 months of continuous, low-dose corticosteroid therapy with a single injection. ILUVIEN is approved in the U.S. for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure (IOP). In the 17 EU countries where ILUVIEN has been approved, it is indicated for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. DME is a disease suffered by diabetics where leaking capillaries cause swelling in the macula, the most sensitive part of the retina. DME is a leading cause of blindness in most developed countries in the working-age population.

ILUVIEN is licensed to Alimera, which launched ILUVIEN in the U.K. and Germany in the second quarter of 2013 and in Portugal and the U.S. in the first quarter of 2015. ILUVIEN has marketing authorizations in 14 additional EU countries. We are entitled to a 20% share in net profits on sales of ILUVIEN by Alimera on a quarter-by-quarter, country-by-country basis. See “Strategic Collaborations—Alimera” below.

Alimera has engaged in regulatory proceedings and negotiations with respect to the amount and/or process for reimbursement of ILUVIEN in various EU countries. In October 2013, the U.K.’s National Institute for Health and Care Excellence (NICE) issued a positive Final Appraisal Determination recommending ILUVIEN funding, utilizing a simple patient access scheme (PAS), for the treatment of pseudophakic eyes (eyes with an artificial lens) in chronic DME patients considered insufficiently responsive to available therapies. In February 2014, the Scottish Medicines Consortium, after completing its assessment and review of a similar simple PAS, announced its acceptance of ILUVIEN for restricted use within the National Health Service (NHS) Scotland. In July 2014, Alimera reached agreement with INFARMED, the marketing authorization body of the Portuguese Ministry of Health, for the pricing and reimbursement of ILUVIEN for the public sector in Portugal.

Approved Product: Retisert for Posterior Uveitis

Retisert is approved in the U.S. for the treatment of posterior uveitis. Retisert is surgically implanted in the eye and delivers sustained levels of FAc for approximately 30 months. Retisert is licensed to Bausch & Lomb, which sells the product in the U.S. and pays sales-based royalties to us. Retisert is eligible for Medicare reimbursement.

Approved Product: Vitrasert for CMV Retinitis

Vitrasert, our first product, was approved in the U.S. and the EU for the treatment of CMV retinitis, a blinding eye disease that occurs in individuals with advanced AIDS. Vitrasert, which is surgically implanted, provides sustained delivery of the anti-viral drug ganciclovir for six to eight months. Vitrasert was licensed to Bausch & Lomb, which discontinued sales in fiscal 2013 following patent expiration.

Development Product: Medidur for Posterior Uveitis

Medidur, our lead development product, is an injectable, sustained-release micro-insert designed to treat posterior uveitis for three years. Medidur uses the same micro-insert as ILUVIEN for DME (same drug, same release rate, same polymer, same design), but we have redesigned the inserter to utilize a smaller gauge needle typically used for intra-ocular injections. Like ILUVIEN, Medidur also delivers a lower dose of FA, the same drug delivered by Retisert for posterior uveitis. However, Medidur is easier to administer than Retisert because it is injected in an office visit, while Retisert is implanted in a surgical procedure. We are developing Medidur independently and have not licensed the rights to Medidur for posterior uveitis to Alimera or any other third party.

Posterior uveitis is a chronic, non-infectious inflammatory disease affecting the posterior segment of the eye, often involving the retina, which is a leading cause of blindness in the developed countries. It afflicts people of all ages, producing swelling and destroying eye tissues, which can lead to severe vision loss and blindness. In the U.S., posterior uveitis is estimated to affect approximately 175,000 people, resulting in approximately 30,000 cases of blindness and making it the third leading cause of blindness in the U.S. Patients with posterior uveitis are typically treated with systemic steroids, but frequently develop serious side effects over time that can limit effective dosing. Patients then often progress to steroid-sparing therapy with systemic immune suppressants or biologics, which themselves can have severe side effects including an increased risk of cancer.

Medidur Phase III Trials. We are currently conducting two Phase III trials to assess the safety and efficacy of Medidur for the treatment of posterior uveitis. These are randomized, sham-controlled, double-masked trials.

The primary endpoint of both trials is recurrence of posterior uveitis, with patients in both trials followed for three years. The first Phase III Medidur trial is fully enrolled with 129 patients in 16 centers in the U.S. and 17 centers outside the U.S. The primary endpoint of this trial is recurrence of uveitis at 12 months and the last patient is scheduled to have their 12-month follow-up visit in March 2016, with top-line data expected in the second quarter of 2016. The second trial will enroll up to 150 patients in approximately 15 centers in India with a primary endpoint for the NDA filing of recurrence of disease at 6 months. We plan to seek FDA approval of Medidur based on 12-month data from the first Phase III trial, six-month data from the second Phase III trial and data from a short-duration utilization study of our redesigned proprietary inserter, together with data referenced from the Phase III trials of ILUVIEN for DME. Pending favorable results in our ongoing clinical trials and concurrence from the FDA regarding filing with the data package described, we expect to file an NDA in the first half of 2017.

In our ongoing assessment of masked safety data from our first Phase III trial, we compared elevated IOP (over 21 mm Hg) at three months of follow-up in study eyes (2/3’s of which received Medidur) to fellow non-study eyes (none of which received Medidur). At that time, for all 129 enrolled patients, only 5% more study eyes experienced elevated IOP than the fellow non-study eyes. Initial IOP elevation is an indication of the likelihood of subsequent clinically significant IOP increases. We believe that the minimal difference observed in elevated IOP in our assessment suggests favorable results for a key safety measure of the trials, the number of eyes that develop clinically significant increases in IOP after receiving Medidur relative to control eyes.

Investigator-Sponsored Study of Medidur. In July 2015, Dr. Glenn J. Jaffe, Robert Machemer Professor of Ophthalmology at Duke University School of Medicine in Durham, NC (who is also a principal investigator in our first Phase III trial), reported positive top-line results from his investigator-sponsored study of Medidur, reporting a statistically significant reduction in recurrence of uveitis and a statistically significant improvement in visual acuity in eyes treated with Medidur. In the three-year, ongoing study, patients with recurrent non-infectious intermediate, posterior or pan uveitis were randomized to receive either a low dose or a high-dose of Medidur (our Phase III trials are studying only the low dose and only in patients with posterior uveitis). One eye received Medidur (which for subjects with disease in both eyes, was the eye with the worse disease) and fellow diseased eyes were treated with standard of care, which included steroid eye drops. At the most recent follow-up visit reported, 11 of the 13 participants had been followed for between 12 and 24 months. Dr. Jaffe reported that through the last follow-up visit reported, none of the eyes treated with Medidur had any recurrence of uveitis, while fellow eyes treated with standard of care averaged 2.33 recurrences. The difference between treatment with Medidur and standard of care was statistically significant (p=0.014). Eyes treated with Medidur experienced a significant improvement in visual acuity, gaining an average of 17 letters from baseline at 12 months on the Snellen eye chart (p=0.014 at 12 months). At the last follow-up visit reported, the average gain from baseline in Medidur-treated eyes was over 20 letters, while eyes treated with standard of care declined an average of 10 letters. The most common adverse event in study eyes was elevated IOP. Through the last follow-up visit reported, three study eyes developed elevated IOP and were treated with eye drops, with filtering procedures subsequently performed in two of these eyes. However, those two eyes still gained an average of over 25 letters from baseline at the last observation. Because the study remains masked as to the dosage, results cannot yet be separated for the low and high doses of Medidur.

Based on the ongoing IOP assessment from our first Phase III trial and the top-line results from the investigator-sponsored study, we are optimistic that the Phase III trials for Medidur will show it to be as efficacious as Retisert was shown to be in treating posterior uveitis, but with IOP safety results that could be even better than those shown in the ILUVIEN and Retisert Phase III trials.

Tethadur Technology System

Our Tethadur technology system utilizes BioSilicon, a fully-erodible, nanostructured elemental silicon, designed to provide sustained delivery of large biologic molecules, including peptides, proteins and antibodies. The size of the pores and surface area of the BioSilicon is manufactured using nanotechnology to accommodate a specific protein, peptide or antibody molecule. A suspension of the specific biologic loaded into BioSilicon in solution is injected into the subject. The BioSilicon erodes over a predetermined duration, and the biologic molecules are released from the pores on a sustained basis. We believe that by varying the pore size and surface area of Tethadur, the release rate of antibodies and other therapeutics loaded into Tethadur can be controlled, which could permit sustained delivery of antibodies and other therapeutics that currently must be delivered by frequent injections. The system is biocompatible and biodegradable. BioSilicon can also be designed to deliver smaller molecules.

Development Pipeline

Our pre-clinical research is focused on using our Tethadur and Durasert technology platforms to deliver therapeutic agents to treat wet and dry AMD, glaucoma and osteoarthritis, as well as to provide systemic delivery of biologics.

We expect that an IND will shortly be filed in the U.S. to commence an investigator-sponsored study of an implant utilizing our Durasert technology to treat pain associated with severe osteoarthritis of the knee. We have been collaborating with Hospital for Special Surgery, a leading specialty hospital for orthopedics and rheumatology, on the development of this product. It will be surgically implanted in the knee to provide approximately six months of sustained delivery of a corticosteroid directly to the joint. The product is designed to offer long-term pain relief and to delay or eliminate the need for knee replacement surgery.

Feasibility Study Agreements

We have entered into numerous feasibility study agreements (some of which are funded) to evaluate our Durasert and Tethadur (including BioSilicon) technology systems for the treatment of various ophthalmic and other diseases.

Strategic Collaborations

We have entered into a number of collaboration/license agreements to develop and commercialize our product candidates and technologies. In all of our collaboration agreements, we retain the right to use and develop the underlying technologies outside of the scope of the exclusive licenses granted.

Alimera

In a February 2005 collaboration agreement, as amended and restated in March 2008, we granted Alimera an exclusive worldwide license to manufacture, develop, market and sell ILUVIEN for the treatment and prevention of human eye diseases other than uveitis. We also granted Alimera a worldwide non-exclusive license to manufacture, develop, market and sell certain additional Durasert-based products (1) to deliver a corticosteroid and no other active ingredient by a direct delivery method to the back of the eye solely for the treatment and prevention of eye diseases in humans other than uveitis or (2) to treat DME in humans by delivering a compound by a direct delivery method through an incision no smaller than that required for a 25-gauge or larger needle. The non-exclusive license is limited to those products that, among other things, (i) have a drug core within a polymer layer (with certain limitations regarding chemically bonded combinations of active agents) and (ii) are approved, or designed to be approved, to deliver a corticosteroid and no other active ingredient by a direct delivery to the posterior portion of the eye, or to treat DME by delivering a compound by a direct delivery through an incision required for a 25-gauge or larger needle. We are not permitted to use, or grant a license to any third party to use, the licensed technologies to make or sell any products that are or would be subject to the non-exclusive license granted to Alimera.

Alimera has complete financial responsibility for the development of licensed products and regulatory submissions under the collaboration agreement.

In October 2014 Alimera paid us a one-time $25.0 million milestone upon FDA approval of ILUVIEN as provided in our collaboration agreement. We are entitled to receive 20% of any net profits (as defined) on sales by Alimera of each licensed product (including ILUVIEN), measured on a quarter-by-quarter and country-by-country basis. Alimera may recover 20% of previously incurred and unapplied net losses (as defined) for commercialization of each product in a country by offsetting up to 4% of the net profits earned in that country for that product each quarter, effectively reducing pSivida’s profit share to not less than 16% until those net losses are recouped. If Alimera sublicenses commercialization in any country, we are entitled to 20% of royalties and 33% of non-royalty consideration received by Alimera, less certain permitted deductions.

Either party may terminate the collaboration agreement for the other party’s uncured material breach under various conditions and upon various bankruptcy events. We may terminate the collaboration agreement with respect to a particular product if Alimera notifies us that it is abandoning or has abandoned such product, in which case the agreement provides for specific, exclusive remedies.

Bausch & Lomb

Under a 2003 amended license agreement, Bausch & Lomb has a worldwide exclusive license to make and sell our first-generation products (which, as defined in the agreement, includes Retisert) in return for royalties based on sales. We agreed with Bausch & Lomb not to develop, license or commercialize a product designed to receive regulatory approval to treat uveitis, but only for so long as (i) Bausch & Lomb is actively commercializing a product the net sales of which bear the base royalty payable to us that is not subject to any royalty reduction or offset and (ii) Bausch & Lomb has not developed or commercialized a uveitis product that does not bear such royalties. This agreement also covered Vitrasert prior to patent expiration. Bausch & Lomb can terminate its agreement with us without penalty at any time upon 90 days’ written notice.

Pfizer

Our June 2011 Amended and Restated Collaborative Research and License Agreement with Pfizer (the Restated Pfizer Agreement) provides Pfizer an exclusive option, under various circumstances, to license the development and commercialization of a sustained release bioerodible implant to deliver latanoprost by subconjunctival injection (the Latanoprost Product) worldwide for human ophthalmic disease or conditions other than uveitis. Under the Restated Pfizer Agreement, at our discretion and expense, we can develop the Latanoprost Product through Phase II clinical trials. If we cease development, or if we commence and complete Phase II clinical trials, Pfizer may exercise its option at either juncture in exchange for payments of prescribed, but different levels of, license fee and potential future milestones plus royalties. If Pfizer does not exercise any such option, the Restated Pfizer Agreement will automatically be terminated.

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

Pfizer owned approximately 6.3% of our outstanding stock as of August 31, 2015.

Enigma Therapeutics

Under a December 2012 license agreement, amended and restated in March 2013, Enigma Therapeutics Limited (Enigma) acquired an exclusive, worldwide, royalty-bearing license for the development of BrachySil

(now named OncoSil™), a BioSilicon product candidate for the treatment of pancreatic and other types of cancer. We received an upfront fee of $100,000 and are entitled to an 8% sales-based royalty, 20% of sublicense consideration and milestones based on aggregate product sales. Enigma is obligated to pay an annual license maintenance fee of $100,000, creditable during each ensuing twelve-month period against reimbursable patent maintenance costs and sales-based royalties. Annual license maintenance fees of $100,000 were paid in January 2014 and January 2015. Enigma has the right to terminate its license upon 60 days prior written notice.

Research and Development

Our clinical and pre-clinical research programs primarily consist of ophthalmic applications of our technology systems. Our research and development expenses totaled $12.1 million in fiscal 2015, $9.6 million in fiscal 2014 and $7.0 million in fiscal 2013. Of these amounts, $10.6 million in fiscal 2015, $8.2 million in fiscal 2014, and $5.4 million in fiscal 2013 were incurred for costs of research and development personnel, clinical and pre-clinical studies, contract services, testing and laboratory facilities. The remaining expense of $1.5 million in fiscal 2015, $1.4 million in fiscal 2014 and $1.6 million in fiscal 2013 consisted of non-cash charges for amortization of intangible assets, depreciation of property, plant and equipment and stock-based compensation expense specifically allocated to research and development personnel.

Intellectual Property

Our intellectual property rights are crucial to our business. We hold or are licensed patents relating to our core technology systems in the United States and other countries. The following table provides general details relating to our owned and licensed patents (including both patents that have been issued and applications that have been accepted for issuance) and patent applications as of August 31, 2015:

Technology	United States Patents	United States Applications	Foreign Patents	Foreign Applications	Patent Families
Durasert	12	10	90	34	14
Tethadur	9	7	9	26	7
Other BioSilicon	16	4	72	10	20
Other	7	4	23	21	13

Total	44	25	194	91	54

Employees

We had 26 employees as of August 31, 2015. None of our employees is covered by a collective bargaining agreement.

Sales and Marketing

We have no marketing or sales staff. We currently depend on collaborative partners to market our products. Significant additional expenditures would be required for us to develop an independent sales and marketing organization.

Third Party Reimbursement and Pricing Controls

Sales of pharmaceutical products are significantly dependent on the availability and extent of reimbursement to consumers of the cost of the products from third-party payors, such as government health administration authorities and plans, private health insurers and other organizations, as well as on the timing and complexity of obtaining those reimbursements.

The passage of the Medicare Prescription Drug and Modernization Act of 2003 imposed requirements for the distribution and pricing of prescription drugs, which may affect the marketing of our products by us or our licensees. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, is expected to significantly change the way healthcare is financed by both governmental and private insurers. The ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of new products, and the rebates, discounts, taxes and other costs resulting from the ACA may have a significant effect on our results of operations in the future. In addition, potential reductions of the per capita rate of growth in Medicare spending under the ACA could potentially limit access to certain treatments or mandate price controls for our products.

In many foreign markets, including countries in the EU, pricing of pharmaceutical products is subject to governmental control. In the U.S., there have been, and there will likely continue to be, federal and state proposals to implement similar governmental pricing control.

Competition

The market for products treating back-of-the-eye diseases is highly competitive and is characterized by extensive research efforts and rapid technological progress. We face substantial competition for our products and product candidates. Pharmaceutical, drug delivery and biotechnology companies, as well as research organizations, governmental entities, universities, hospitals, other nonprofit organizations and individual scientists, have developed and are seeking to develop drugs, therapies and novel delivery methods to treat our targeted diseases. Most of our competitors and potential competitors are larger, better established, more experienced and have substantially more resources than we or our partners have. Competitors may reach the market earlier, may have obtained or could obtain patent protection that dominates or adversely affects our products and potential products, and may offer products with greater efficacy, lesser side effects and/or other competitive advantages. We believe that competition for treatments of back-of-the-eye diseases is based upon the effectiveness of the treatment, side effects, time to market, reimbursement and price, reliability, availability, patent position, and other factors.

Many companies have or are pursuing products to treat back-of-the-eye diseases that are or would be competitive with our products and product candidates. Some of these products and potential products include the following:

•

DME. Genentech USA Inc.’s Lucentis (ranibizumab) and Regeneron Pharmaceutical’s EYLEA (afibercept) are approved in the U.S. and the EU for the treatment of DME. Roche’s lower-cost Avastin® is approved to treat various cancers, but is used off-label for treatment of diabetic retinopathy. Studies are ongoing on the use of Avastin in back-of-the-eye diseases. Genentech is a wholly-owned member of the Roche Group. Novartis has the right to market and sell Lucentis outside of the U.S. Regeneron maintains exclusive rights to EYLEA in the U.S., and Bayer HealthCare owns the exclusive marketing rights outside the U.S. Lucentis, EYLEA and Avastin are all injected into the back of the eye on a regular basis. Allergan, Inc.’s Ozurdex® (dexamethasone intravitreal implant), a bioerodible, extended release intravitreal implant, has been approved for the treatment of DME in eyes that have had, or are scheduled for, cataract surgery. It has a duration of therapy of several months. Other companies, including Genentech, are working on the development of product candidates and extended delivery devices for the potential treatment of DME, including those that act by blocking VEGF and VEGF receptors, as well as use of small interfering ribonucleic acids (siRNAs) that modulate gene expression.

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

Revenues

We operate in one business segment. The following table summarizes our revenues by type and by geographical location. Revenue is allocated geographically by the location of the subsidiary that earns the revenue. For more detailed information regarding our operations, see our Consolidated Financial Statements commencing on page F-1.

	Year Ended June 30,
	2015			2014			2013
	U.S.	U. K.	Total	U.S.	U. K.	Total	U.S.	U. K.	Total
	(In thousands)
Revenues:
Collaborative research and development	$25,311	$100	$25,411	$1,930	$225	$2,155	$510	$270	$780
Royalty income	1,154	—	1,154	1,318	—	1,318	1,363	—	1,363

	$26,465	$100	$26,565	$3,248	$225	$3,473	$1,873	$270	$2,143

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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and any efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board (IRB) or Ethics Committee (EC). The IRB/EC will consider, among other things, ethical factors, safety of human subjects and possible liability of the institution. Some clinical trials, called “investigator-sponsored” clinical trials, are conducted by third-party investigators responsible for the regulatory obligations associated with sponsorship of a clinical trial. The results of these trials may be used as supporting data by a company in its application for FDA approval, provided that the company has contractual rights to use the results.

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

We or our collaborative partners may not successfully complete Phase I, Phase II or Phase III testing of our product candidates within any specific time period, if at all. Furthermore, we, our collaborative partners, the FDA, the IRBs/ECs, foreign regulatory authorities or the sponsor, if any, may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

Commercial drug manufacturers and their subcontractors are required to register with the FDA and state agencies. Drug manufacturers and their subcontractors are also subject to periodic unannounced inspections by the FDA and state agencies for compliance with current good manufacturing practices (cGMP), which impose procedural and documentation requirements upon us and our third-party manufacturers.

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

Within the U.S., analogous state laws and regulations, such as anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by governmental as well as non-governmental third-party payors, including private insurers. Foreign laws may also seek to prevent fraud and abuse.

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

We have a history of operating losses, and at June 30, 2015, we had a total accumulated deficit of $270.7 million. During the past three fiscal years, we financed our operations from license fees, milestone payments, research and development funding and royalty income from our collaboration partners and sales of equity securities. We do not have any assured sources of revenue, and we expect negative cash flows from operations in subsequent quarters until we receive sufficient revenues from commercialization of ILUVIEN or one or more of our other product candidates achieve regulatory approval and provide us sufficient revenues. We believe that our capital resources of $28.5 million at June 30, 2015 should enable us to fund our operations as currently planned (including our Medidur clinical trials) into early calendar year 2017. This estimate excludes any potential net profits receipts from sales of ILUVIEN. We expect that our ability to fund our planned operations beyond then will depend on the amount and timing of those payments, as well as proceeds from any future collaboration or other agreements and/or financing transactions.

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

If we determine that it is desirable or necessary to raise additional capital in the future, we do not know if it will be available when needed or on terms favorable to us or our stockholders. We have an at-the-market (ATM) facility, but we do not know whether and to what extent we will seek to sell shares pursuant to that program and, if we are able to do so, on what terms. The state of the economy and the financial and credit markets at the time or times we seek any additional financing may make it more difficult or more expensive to obtain. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and potential dilutive equity, and funding through collaboration agreements may be on unfavorable terms, including requiring us to relinquish rights to certain of our technologies or products.

If the recorded value of our intangible assets under GAAP is further impaired, our financial results could be materially adversely affected.

At June 30, 2015, we had $1.9 million of intangible assets relating to our Durasert and BioSilicon (including Tethadur) technologies on our balance sheet following impairment charges of $14.8 million as of December 31, 2011. We conduct impairment analyses of our intangible assets as required under GAAP and could take additional impairment charges in the future if the recorded values for our intangible assets were to exceed our assessment of the recoverability of the fair market value of those assets. Adverse events relating to these technologies, including the clinical development, regulatory approval and success of commercialization of products using them, and significant changes in our market capitalization could result in impairment charges. Further impairment charges on our intangible assets could have a material adverse effect on our results of operations in the quarter of the impairment.

Our operating results may fluctuate significantly from period to period.

Our operating results have fluctuated significantly from period to period in the past and may continue to do so in the future due to many factors, including:

•	developments with respect to our products and product candidates, including pre-clinical and clinical trial results, regulatory developments and marketing and sales results;

•	timing, receipt and amount of revenues, including receipt and recognition of collaborative research and development, milestone, royalty, net profits participation and other payments;

•	announcement, execution, amendment and termination of collaboration agreements;

•	scope, duration and success of collaboration agreements;

•	costs of internally funded research and development, including pre-clinical studies and clinical trials;

•	general and industry-specific adverse economic conditions that may affect, among other things, our and our collaborators’ operations and financial results; and

•	changes in accounting estimates, policies or principles and intangible asset impairments.

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

Retisert royalty income, which totaled between $1.3 million and $1.4 million in each of the fiscal 2012, fiscal 2013 and fiscal 2014, declined to $1.2 million in fiscal 2015. We do not expect Retisert royalty income to grow materially, if at all, and it may continue to decline. There is no assurance that Bausch & Lomb will continue to market Retisert, which received marketing approval in 2005, and accordingly that we will continue to receive royalties from the sale of Retisert. Bausch & Lomb no longer markets Vitrasert.

RISKS RELATED TO THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS AND PRODUCT CANDIDATES

There is no assurance that Alimera will successfully commercialize ILUVIEN for DME or that we will receive any significant revenues from its commercialization. If Alimera does not successfully commercialize ILUVIEN for DME, it would adversely affect our future results of operations and financial position.

Our future financial results depend heavily on Alimera’s ability to successfully commercialize ILUVIEN for DME. We do not know if, when, or to what extent we will receive future revenues from the commercialization of

ILUVIEN for DME. We are entitled to a net profit participation on a country-by-country and quarter-by-quarter basis on sales of ILUVIEN where Alimera markets ILUVIEN directly and to a percentage of royalties and non-royalty consideration where Alimera sublicenses the marketing of ILUVIEN. The amount and timing of any revenues we receive will be affected, among other things, by the manner in which Alimera markets ILUVIEN, the amounts and timing of sales of ILUVIEN, commercialization costs incurred by Alimera’s direct marketing efforts, and the terms of sublicense agreements.

The commercialization of ILUVIEN is a significant undertaking by Alimera, and ILUVIEN for DME is its first and only product. While Alimera believes that it has sufficient funds available to fund its operations for the continued commercialization of ILUVIEN in the U.S., Germany, Portugal and the United Kingdom, Alimera has reported that its negative cash flows from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Alimera may seek to raise additional financing to fund its working capital needs for the commercialization of ILUVIEN. We do not know whether Alimera will be successful in generating adequate cash flows, obtaining adequate capital or achieving additional marketing approvals for, obtaining adequate pricing and reimbursement for, successfully commercializing and achieving market acceptance of, and generating revenues to pSivida from, ILUVIEN for DME. Commercialization by Alimera in the U.S., Germany, Portugal and the U.K, including the transitioning from an outside provider of sales and marketing services in the U.K. and Germany and the provision of extended payment terms in the U.S., has required a significant expansion of Alimera’s commercial infrastructure and significant financial investments. Delays in the commercial launch in other EU countries where ILUVIEN has received marketing authorization could result in withdrawal of marketing or regulatory authorization for ILUVIEN in one or more of those jurisdictions. Alimera’s efforts to commercialize ILUVIEN successfully will be affected, among other things, by:

•	Alimera’s ability to generate positive cash flows from operations and to raise adequate capital when and as needed;

•	Alimera’s ability to recruit, manage and retain personnel, expand its sales, marketing and other infrastructure, and manage its growth;

•	Alimera’s ability to effectively market ILUVIEN, including accessing and persuading adequate numbers of ophthalmologists to prescribe ILUVIEN;

•	the lack of other products to be offered by Alimera’s sales personnel, which may put Alimera at a competitive disadvantage relative to companies with more extensive product lines;

•

Alimera’s ability to obtain regulatory approvals and appropriate labeling to market ILUVIEN in other jurisdictions, and to timely expand its marketing into countries where it has previously obtained and may in the future obtain approvals;

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

Prices, coverage and reimbursement to consumers of ILUVIEN for DME, like other drugs, are generally regulated by third-party payors, such as government health administration authorities and plans, private health insurers and other organizations and affect ILUVIEN’s sales. The timing and complexity of those reimbursements also affect sales. Prices in the EU are generally lower and coverage and access to drugs more limited than in the U.S. For example, in the U.K. and Scotland, National Health Service coverage is limited to the treatment of the eyes of chronic DME patients unresponsive to existing therapies that have undergone cataract surgery, subject to simple patient access schemes. Alimera may not achieve satisfactory agreements with statutory or other insurers. We do not know what levels of pricing will be approved or reimbursed for ILUVIEN, or what restrictions will be placed on its use or reuse in countries where ILUVIEN is not currently sold. In the U.S., Alimera has offered extended customer payment terms. Future sales of ILUVIEN and, accordingly, our net profits share, may be adversely affected by pricing and reimbursement decisions, and such effects may be material.

The micro-insert for ILUVIEN and Medidur delivers FAc, a corticosteroid that has certain adverse side effects in the eye, which may affect the success of this micro-insert for treatment of DME and posterior uveitis.

The micro-insert for both ILUVIEN and Medidur delivers the non-proprietary corticosteroid FAc, which is associated with cataract formation and elevated IOP and may increase the risk of glaucoma and related surgery to manage those side effects. Although Retisert, which also delivers FAc to treat posterior uveitis, and ILUVIEN for DME have both been approved by the FDA, there is no assurance that Medidur will be determined to be safe for the treatment of posterior uveitis in light of its expected side effects from FAc. These side effects may limit the population for which marketing authorization is granted or for which reimbursement is provided in one or more jurisdictions and/or adversely affect sales of Medidur, if approved, and/or ILUVIEN.

There is no assurance that Medidur will be found to be safe and effective for the treatment of posterior uveitis.

While we are optimistic that the Phase III trials for Medidur will show it to be as efficacious as Retisert was shown to be in treating posterior uveitis, but with IOP safety results that could be even better than those shown in the ILUVIEN and Retisert Phase III trials, this is only a hypothesis, and there is no assurance that the ongoing Medidur Phase III clinical trials will demonstrate these results. Data from our ongoing IOP assessment from the Medidur Phase III trials and top-line results from the Medidur investigator-sponsored study may not accurately predict the results of our Medidur Phase III program. There is no assurance that the Phase III program for Medidur will provide the necessary evidence of safety and efficacy required to file an NDA or for approval by the FDA and other regulatory authorities if an NDA is filed. Approvals of Retisert and ILUVIEN by the FDA and other regulatory authorities are not predictive of actions they may take with respect to Medidur.

There is no assurance that we will be able to file an NDA for Medidur as early as the first half of 2017, or that, if filed, the FDA will accept the NDA for review.

Filing an NDA for Medidur will require positive results from our two Phase III trials. Based on our most recent meeting with the FDA, we plan to seek approval of Medidur based on 12-month data from our first Phase III trial, six-month data from our second Phase III trial and data from a short-duration utilization study of our redesigned proprietary inserter, together with data referenced from the Phase III trials of ILUVIEN for DME. We will be filing an amendment with the Indian regulatory authority requesting to change the primary endpoint in the protocol of our second Phase III trial in India from twelve to six months consistent with the primary endpoint for filing the NDA in the U.S., although there is no assurance they will accept the amendment. Further, although enrollment is complete in our first Phase III trial, we do not expect enrollment to be completed in our second Phase III trial until the end of the second quarter of 2016. Many factors could affect the timing of filing any NDA for Medidur, including completion of enrollment in the second trial in the time frame we anticipate, utilizing the data on which we currently plan to base the NDA, analyzing the data in the time frame we anticipate, requirements from regulators that would affect our timing, and the actual results from the trials. As a result, there is no assurance that an NDA for Medidur will be filed on the basis of the data we currently plan to use or that it will be filed in the first half of 2017, if at all.

Even if we file an NDA for Medidur, there is no assurance that the FDA will accept the NDA for review. While we believe the FDA will accept the filing of an NDA for Medidur based on the data we currently plan to utilize, the FDA has significant discretion in determining whether to accept an NDA for review and there is no assurance that the FDA will find the design of our clinical trials or the data we include in an NDA to be sufficient to accept the NDA for review. Any delay in the filing of an NDA for Medidur or the FDA’s refusal to accept the NDA for review could materially and adversely affect our business and the price of our common stock.

We are currently conducting, and may in the future conduct, clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We are currently conducting a Phase III trial of Medidur in India, and may in the future choose to conduct one or more of our clinical trials outside the United States.

In general, the FDA accepts data from clinical trials conducted outside the United States; however, acceptance of this data is subject to, among other things, the clinical trials being conducted and performed by qualified investigators in accordance with Good Clinical Practice principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to applicable locals laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of the applicable product candidates.

There is no assurance that Pfizer will exercise its option with respect to the Latanoprost Product if we initiate and complete Phase II trials or cease development, in which case we will not receive any further financial consideration under the Restated Pfizer Agreement.

Pfizer has an option for an exclusive, worldwide license to develop and commercialize the Latanoprost Product upon our completion of Phase II clinical trials, which are at our option and expense, or upon our cessation of development of the Latanoprost Product at any time prior to completion of those trials. There is no assurance that we will commence or complete Phase II clinical trials for the Latanoprost Product; that, if completed, the trials will be successful; that Pfizer will, in any event, exercise its option; that, if exercised, Pfizer will commence Phase III clinical trials; or that the Latanoprost Product will achieve successful Phase III trial results, regulatory approvals or commercial success. As a result, there is no assurance that we will receive any further licensing, milestone or royalty payments under the Restated Pfizer Agreement.

We do not know if we will be able to deliver proteins (including antibodies) and peptides with our Tethadur technology or that we will be able to develop product candidates or approved products using this technology.

Although we are optimistic that our Tethadur technology platform can provide sustained delivery of proteins (including antibodies) and peptides, and our data from an in vitro study has shown that the long-term sustained release of antibodies such as Avastin is achievable using Tethadur, our research is at an early stage and we face challenges. Development of any product candidates is expected to require significant additional research. There is no assurance that our subsequent research will be successful or that we will be able to develop product candidates or approved products using Tethadur to deliver proteins and peptides.

Product development is very uncertain. If we do not develop product candidates to enter clinical trials, if we or any licensees do not initiate or complete clinical trials for our product candidates or if our product candidates do not receive the necessary regulatory approvals, neither we nor any licensees will be able to commercialize those product candidates and generate revenues for us.

Other than Medidur for posterior uveitis, for which pivotal Phase III trials are ongoing, all of our product development is at earlier stages. Product development at all stages involves a high degree of risk, and only a small proportion of research and development programs result in product candidates that advance to pivotal clinical trials or result in approved products. There is no assurance that any feasibility study agreements we have, or enter into, with third parties, or our own research and development programs and collaborations will result in any new product candidates, or that we or any licensees will commence clinical trials for any new product candidates or continue clinical trials once commenced. If clinical trials conducted by or for us or any licensees for any product candidates do not provide the necessary evidence of safety and efficacy, those product candidates will not receive the necessary regulatory approvals, cannot be sold, and will not generate revenues for us. Initial or subsequent clinical trials may not be initiated by or for us or any licensees for product candidates or may be delayed, terminated or fail due to many factors, including the following:

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

Results from pre-clinical testing, early clinical trials, investigator-sponsored studies and other data and indications often do not accurately predict final pivotal clinical trial results. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Data from pre-clinical studies, other clinical trials and interim periods in multi-year trials are preliminary and may change, and final data from pivotal trials for such products may differ significantly. Adverse side effects may develop that delay, limit or prevent the regulatory approval of products, or cause such regulatory approvals to be limited or even rescinded. Additional trials necessary for approval may not be undertaken or may ultimately fail to establish the safety and efficacy of our product candidates. There is no assurance, for example, that the Durasert product candidate to treat pain associated with severe knee osteoarthritis will advance to Phase III trials or will be safe or effective.

The FDA or other relevant regulatory agencies may not approve our product candidates for manufacture and sale, and any approval by the FDA does not ensure approval by other regulatory agencies or vice versa (which could require us to comply with numerous and varying regulatory requirements, possibly including additional clinical testing). Any product approvals we or our licensees achieve could also be withdrawn for failure to comply with regulatory standards or due to unforeseen problems after the product’s marketing approval. In either case, marketing efforts with respect to the affected product would have to cease. In addition, the FDA or other regulatory agencies may impose limitations on the indicated uses for which a product may be marketed. The imposition by the FDA or other regulatory organizations of any such limitations on the indicated uses for which any of our products may be marketed would reduce the size of, or otherwise limit, the potential market for the product subject to such limitations.

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

We do not currently have sales and marketing capacity. There is no assurance that we will have the financial resources to develop the capacity to, or be able to, successfully market and sell products if we seek to do so.

Our strategy includes independently developing and commercializing products. We do not know when or if we will seek to directly commercialize any products ourselves. We currently have no marketing and sales staff and no experience in commercializing products. Direct commercialization would require us to develop sales and marketing capability and to make a significant financial investment. If we decide to independently and directly commercialize a product, there is no assurance we will be able to hire and manage a successful sales and marketing capability or have the financial resources necessary to fund independent commercialization of any products.

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

We currently have collaboration and licensing arrangements with various companies, most significantly Alimera and Bausch & Lomb. While Bausch & Lomb has significant experience in the ophthalmic field and substantial resources, there is no assurance whether, and to what extent, that experience and those resources will be devoted to Retisert, and we do not expect revenues from Retisert to increase materially and they may decline further. Although we believe potential revenues from ILUVIEN for DME are important to our future results of operations and financial condition, Alimera has limited experience and limited financial resources, and ILUVIEN for DME is Alimera’s first and only commercial product. Alimera has reported that its negative cash flows from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Further, due to the limited revenue generated by Alimera to date, Alimera may not be able to maintain compliance with covenants under its loan agreement and, in the event of a default, we do not know whether Alimera will be able to obtain amendments or waivers of those covenants. We do not know if Alimera will be able to raise additional financing if and when required.

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

If competitive products receive regulatory approval or reach the market earlier, are more effective, have fewer side effects, are more effectively marketed or cost less than our products or product candidates, our products or product candidates may not be approved, may not achieve the sales we anticipate and could be rendered noncompetitive or obsolete.

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

Our success is dependent on whether we can obtain patents, defend our existing patents and operate without infringing on the proprietary rights of third parties. As of August 31, 2015, we had 238 patents and 116 pending patent applications, including patents and pending applications covering our Durasert, Tethadur and other technologies. Intellectual property protection of our technologies is uncertain. We expect to seek to patent and protect our proprietary technologies. However, there is no assurance that any additional patents will be issued to us as a result of our pending or future patent applications or that any of our patents will withstand challenges by others. In addition, we may not have sufficient funds to patent and protect our proprietary technologies to the extent that we would desire, or at all. If we were determined to be infringing any third-party patent, we could be required to pay damages, alter our products or processes, obtain licenses, pay royalties or cease certain operations. We may not be able to obtain any required licenses on commercially favorable terms, if at all. In addition, many foreign country laws may treat the protection of proprietary rights differently from, and may not protect our proprietary rights to the same extent as, laws in the U.S. and Patent Co-operation Treaty countries.

Prior art may reduce the scope or protection of, or invalidate, our patents. Previously conducted research or published discoveries may prevent our patents from being granted, invalidate issued patents or narrow the scope of any protection obtained. Reduction in scope of protection or invalidation of our licensed or owned patents, or our inability to obtain patents, may enable other companies to develop products that compete with our products and product candidates on the basis of the same or similar technology. As a result, our patents and those of our licensors may not provide any, or sufficient, protection against competitors. While we have not been, and are not currently, involved in any litigation over intellectual property, such litigation may be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of third party proprietary rights. We may also be sued by one or more third parties alleging that we infringe their intellectual property rights. Any intellectual property litigation would likely result in substantial costs to us and diversion of our efforts, and could prevent or delay our discovery or development of product candidates. If our competitors claim technology also claimed by us, and if they prepare and file patent applications in the U.S. or other jurisdictions, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office or the appropriate foreign patent office to determine priority of invention, which could result in substantial costs to us and diversion of our efforts. Any such litigation or interference proceedings, regardless of the outcome, could be expensive and time consuming. Litigation could subject us to significant liabilities to third parties, requiring disputed rights to be licensed from third parties and/or requiring us to cease using certain technologies.

We have entered into many agreements that limit our or the third parties’ rights with respect to our intellectual property, including rights to use, options on rights to use, or prohibitions on rights to use (including noncompetition obligations) our or jointly developed intellectual property. Those rights could adversely affect our rights to develop and commercialize products utilizing our intellectual property.

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

The testing, manufacturing, marketing and sale of the products utilizing our technologies involve risks that product liability claims may be asserted against us and/or our licensees. Our current clinical trial and product liability insurance may not be adequate to cover damages resulting from product liability claims. Regardless of their merit or eventual outcome, product liability claims could require us to spend significant time, money and other resources to defend such claims, could result in decreased demand for our products and product candidates, or result in reputational harm, and could result in the payment of a significant damage award. Our product liability insurance coverage is subject to deductibles and coverage limitations and may not be adequate in scope to protect us in the event of a successful product liability claim. Further, we may not be able to acquire sufficient clinical trial or product liability insurance in the future on reasonable commercial terms, if at all.

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

U.S. federal and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (PPACA), represents one of the most significant healthcare reform measures in decades. The PPACA is intended to expand U.S. healthcare coverage primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. Several provisions of the PPACA could significantly reduce payments from Medicare and Medicaid for any product candidates that obtain marketing approval in the future. Federal and state legislatures within the U.S. and foreign governments will likely continue to consider changes in existing healthcare legislation. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect the demand for any products for which we or our licensees may obtain regulatory approval; our or our licensees’ ability to set a price that we or they believe is fair for our products; our or our licensees’ ability to obtain coverage and reimbursement approval for a product; our or our licensees’ ability to generate revenues and achieve or maintain profitability; or the level of taxes that we are required to pay.

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

As of August 31, 2015, we had outstanding warrants and options to acquire approximately 6.1 million shares of our common stock, or approximately 17.1% of our shares on a fully diluted basis. The issuance of shares of our common stock upon exercise of these warrants and stock options could result in dilution to the interests of other holders of our common stock and could adversely affect our stock price.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real property. We lease the following:

•	1,750 square feet of laboratory space, 1,000 square feet of clean room space and 10,900 square feet of office space in Watertown, Massachusetts under a lease agreement that expires in April 2019;

•	1,250 square feet of laboratory space and 1,665 square feet of office space in Malvern, United Kingdom under a lease agreement that expires in August 2016; and

•	526 square feet of laboratory space in Malvern, United Kingdom under a sublease agreement that expires in December 2015, with a six renewal option subject to advance termination by either party.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

Our common stock is traded on the NASDAQ Global Market under the trading symbol “PSDV”. The following table sets forth the high and low prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated:

	High	Low
Fiscal year ended June 30, 2015:
First Quarter	$4.94	$3.90
Second Quarter	4.61	3.45
Third Quarter	4.64	3.77
Fourth Quarter	4.44	3.67
Fiscal year ended June 30, 2014:
First Quarter	$4.28	$3.10
Second Quarter	5.60	2.28
Third Quarter	5.45	3.85
Fourth Quarter	4.36	3.26

On August 31, 2015, the last reported sale price of our common stock on the NASDAQ Global Market was $3.75. As of that date, we had approximately 20 holders of record of our common stock and, according to our estimates, approximately 4,960 beneficial owners of our common stock. In addition, as of that date, there were approximately 2,010 beneficial owners of our CDIs.

We have never paid cash dividends, and we do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of June 30, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column a) (c)
Equity Compensation plans approved by security holders	4,447,975	$3.36	1,123,791
Equity Compensation plans not approved by security holders	—	—	—

Total	4,447,975	$3.36	1,123,791

On the first day of each fiscal year until July 1, 2017, the number of shares reserved for issuance under the Company’s 2008 Incentive Plan will be increased by the least of (i) 750,000 shares; (ii) 4% of the then outstanding shares of common stock; and (iii) any such lesser number of shares as is determined by the Compensation Committee of the Board of Directors. On July 1, 2015, the number of shares issuable under the 2008 Incentive Plan was increased by 750,000 shares.

Issuer Repurchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical financial data set forth below as of June 30, 2015, 2014, 2013, 2012 and 2011 and for each of the years then ended have been derived from our audited consolidated financial statements, of which the financial statements as of June 30, 2015 and 2014 and for the years ended June 30, 2015, 2014 and 2013 are included elsewhere in this Annual Report on Form 10-K.

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

	Year Ended June 30,
	2015	2014	2013	2012	2011
	(In thousands except per share data)
Consolidated Statements of Operations Data:
Revenues:
Collaborative research and development (1)	$25,411	$2,155	$780	$2,080	$3,612
Royalty income	1,154	1,318	1,363	1,446	1,353

Total revenues	26,565	3,473	2,143	3,526	4,965

Operating expenses:
Research and development	12,088	9,573	7,005	7,039	6,864
General and administrative	8,056	7,468	7,169	6,868	8,104
Gain on sale of property and equipment	—	(78)	—	—	—
Impairment of intangible assets (2)	—	—	—	14,830	—

Total operating expenses	20,144	16,963	14,174	28,737	14,968

Operating income (loss)	6,421	(13,490)	(12,031)	(25,211)	(10,003)

Other income:
Change in fair value of derivatives	—	—	—	170	1,140
Interest income	19	6	16	38	30
Other income (expense), net	3	(1)	(2)	(1)	(13)

Total other income	22	5	14	207	1,157

Income (loss) before income taxes	6,443	(13,485)	(12,017)	(25,004)	(8,846)
Income tax (expense) benefit	(96)	130	117	169	218

Net income (loss)	$6,347	$(13,355)	$(11,900)	$(24,835)	$(8,628)

Net income (loss) per share:
Basic	$0.22	$(0.49)	$(0.52)	$(1.19)	$(0.44)

Diluted	$0.21	$(0.49)	$(0.52)	$(1.19)	$(0.44)

Weighted average common shares outstanding:
Basic	29,378	27,444	23,044	20,791	19,489

Diluted	30,584	27,444	23,044	20,791	19,489

	As of June 30,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$19,121	$15,334	$6,899	$4,625	$12,912
Marketable securities	9,414	2,944	3,374	9,946	11,216
Total assets	32,367	22,671	16,249	20,597	47,113
Total deferred revenue—current and long-term	5,629	5,722	5,984	5,959	7,847
Total stockholders’ equity	23,368	14,924	7,700	13,636	37,433

(1)	Includes the following: from our collaboration agreement with Alimera: $25.1 million in fiscal 2015, $114,000 in fiscal 2014, $67,000 in fiscal 2013, $111,000 in fiscal 2012 and $192,000 in fiscal 2011; from our Restated Pfizer Agreement: $368,000 in fiscal 2013, $754,000 in fiscal 2012 and $3.3 million in fiscal 2011; from feasibility study agreements: $144,000 in fiscal 2015, $1.9 million in fiscal 2014 and $245,000 in fiscal 2013; and from field-of-use license termination: $1.1 million in fiscal 2012. See Note 3 to the accompanying consolidated financial statements for additional information.

(2)	At December 31, 2011, we recorded a $14.8 million impairment charge related to our BioSilicon and Durasert intangible assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leader in the development of sustained-release drug-delivery products for treating eye diseases. Our products deliver drugs at a controlled and steady rate for months or years. We have developed three of only four sustained-release products approved by the U.S. Food and Drug Administration (FDA) for treatment of back-of-the-eye diseases. The most recent is ILUVIEN® for diabetic macular edema (DME), sold by our licensee in the U.S. and three European Union (EU) countries. Our lead development product, Medidur™ for posterior uveitis, is in pivotal phase III clinical trials. Our pre-clinical development program is primarily focused on developing products for chronic ophthalmic diseases utilizing our core technology platforms.

ILUVIEN is an injectable, sustained-release micro-insert that provides treatment of DME for three years from a single administration. ILUVIEN is licensed to Alimera Sciences, Inc. (Alimera), and we are entitled to a share of the net profits (as defined in our agreement with Alimera) from Alimera’s sales of ILUVIEN. ILUVIEN was launched in late February 2015 in the U.S., where it is indicated for the treatment of DME in patients previously treated with a course of corticosteroids without a clinically significant rise in intraocular pressure. ILUVIEN has been commercially available in the United Kingdom (U.K.) and Germany since June 2013 and in Portugal since January 2015. ILUVIEN has marketing approvals in these and 14 other EU countries for the treatment of chronic DME considered insufficiently responsive to available therapies. Alimera has sublicensed distribution, regulatory and reimbursement matters for ILUVIEN for DME in Australia and New Zealand in April 2014, in Canada in July 2015 and in Italy in August 2015.

Medidur, our lead development product, is an injectable, micro-insert designed to treat chronic non-infectious uveitis affecting the posterior segment of the eye (posterior uveitis) for three years from a single administration. Medidur, which is the same micro-insert as ILUVIEN, is in Phase III clinical trials, with the filing of a new drug application (NDA) anticipated in the first half of 2017. We are developing Medidur independently.

Our FDA-approved Retisert® provides sustained release treatment of posterior uveitis for approximately two and a half years. It is licensed to Bausch & Lomb, and we receive royalties from its sales.

Our pre-clinical development program is focused on developing products using our core platform technologies, Durasert™ and Tethadur™, to deliver drugs or biologics to treat wet and dry age-related macular degeneration (AMD), glaucoma, osteoarthritis and other diseases.

Summary of Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires that we make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience, anticipated results and trends and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. By their nature, these estimates, judgments and assumptions are subject to an inherent degree of uncertainty, and management evaluates them on an ongoing basis for changes in facts and circumstances. Changes in estimates are recorded in the period in which they become known. Actual results may differ from our estimates under different assumptions or conditions.

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

Revenue Recognition

Our business strategy includes entering into collaborative license and development agreements for the development and commercialization of product candidates utilizing our technology systems. The terms of these arrangements typically include multiple deliverables by us (such as granting of license rights, providing research and development services, manufacturing of clinical materials and participating on joint research committees) in exchange for consideration to us of some combination of one or more of non-refundable license fees, funding of research and development activities, payments based upon achievement of clinical development, regulatory and sales milestones, royalties in the form of a designated percentage of product sales or participation in profits.

Revenue arrangements with multiple deliverables are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborative partner and based on the selling price of the deliverables. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price method using management’s best estimate of the standalone selling price of deliverables when vendor-specific objective evidence or third-party evidence of selling price is not available. Allocated consideration is recognized as revenue upon application of the appropriate revenue recognition principles to each unit.

The assessment of multiple deliverable arrangements requires judgment in order to determine the appropriate units of accounting, the estimated selling price of each unit of accounting, and the points in time that, or periods over which, revenue should be recognized.

For the year ended June 30, 2015, we reported $25.4 million of collaborative research and development revenue. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured.

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

Recognition of Expense in Outsourced Clinical Trial Agreements

We recognize research and development expense with respect to outsourced agreements for clinical trials with contract research organizations (“CROs”) as the services are provided, based on our assessment of the services performed. We make our assessments of the services performed based on various factors, including evaluation by the third-party CROs and our own internal review of the work performed during the period, measurements of progress by us or by the third-party CROs, data analysis with respect to work completed and our management’s judgment. We have agreements with two CROs to conduct the Phase III clinical trial program for Medidur for posterior uveitis. Our financial obligations under the agreements are determined by the services that we request from time to time under the agreements. The actual amounts owed under the agreements and the timing of those obligations will depend on various factors, including changes to the protocols and/or services requested, the number of patients to be enrolled and the rate of patient enrollment, achievement of pre-defined direct cost milestone events and other factors relating to the clinical trials. As of June 30, 2015, our CRO agreements provided for two Phase III clinical trials and a utilization study of our proprietary inserter at an aggregate remaining cost of approximately $16.4 million. We can terminate the agreements at any time without penalty, and if terminated, we would be liable only for services through the termination date plus non-cancellable CRO obligations to third parties.

During fiscal 2015, we recognized approximately $6.1 million of research and development expense attributable to our Medidur Phase III clinical trial program. Changes in our estimates or differences between the actual level of services performed and our estimates may result in changes to our research and development expenses in future periods.

Results of Operations

Years Ended June 30, 2015 and 2014

	Year Ended June 30,		Change
	2015	2014	Amounts	%
	(In thousands except percentages)
Revenues:
Collaborative research and development	$25,411	$2,155	$23,256	1079%
Royalty income	1,154	1,318	(164)	(12)%

Total revenues	26,565	3,473	23,092	665%

Operating expenses:
Research and development	12,088	9,573	2,515	26%
General and administrative	8,056	7,468	588	8%
Gain on sale of property and equipment	—	(78)	78	(100)%

Total operating expenses	20,144	16,963	3,181	19%

Operating income (loss)	6,421	(13,490)	19,911	148%

Other income (expense):
Interest income	19	6	13	217%
Other income (expense), net	3	(1)	4	400%

Total other income	22	5	17	340%

Income (loss) before income taxes	6,443	(13,485)	19,928	148%
Income tax (expense) benefit	(96)	130	(226)	(174)%

Net income (loss)	$6,347	$(13,355)	$19,702	148%

Revenues

Collaborative research and development revenue totaled $25.4 million in fiscal 2015 compared to $2.2 million in fiscal 2014. This increase was primarily attributable to recognition of the one-time $25.0 million FDA approval milestone earned for ILUVIEN, partially offset by a $1.8 million reduction in revenues from funded technology evaluation agreements.

Retisert royalty income decreased by $164,000, or 12%, to $1.2 million in fiscal 2015 compared to $1.3 million in fiscal 2014. We do not expect Retisert royalty income to increase significantly in the next fiscal year, and it may decline further.

We are entitled to share in net profits, on a country-by-country basis, from sales of ILUVIEN by Alimera. Alimera initiated commercial sales of ILUVIEN in the U.K. and Germany in the fourth quarter of fiscal 2013 and in the U.S. and Portugal in the third quarter of fiscal 2015. We received $43,000 of ILUVIEN net profits during fiscal 2015 and none in fiscal 2014. We do not know when and if we will receive future net profit payments with respect to any country where Alimera sells ILUVIEN or payments with respect to countries where Alimera sublicenses the sale of ILUVIEN.

Research and Development

Research and development totaled $12.1 million in fiscal 2015, an increase of $2.5 million, or 26%, compared to $9.6 million in fiscal 2014. This increase was primarily attributable to a $2.0 million increase in CRO costs for the Medidur Phase III clinical development program and $240,000 of personnel related costs, including stock-based compensation. We currently expect costs of our ongoing Medidur clinical development program to increase by approximately $600,000, or 10%, during fiscal 2016 over fiscal 2015.

General and Administrative

General and administrative increased by $588,000, or 8%, to $8.1 million for fiscal 2015 from $7.5 million for fiscal 2014, primarily attributable to a $530,000 increase in professional fees and a $390,000 increase in stock-based compensation.

Other Income

Other income totaled $22,000 in fiscal 2015 compared to $5,000 in fiscal 2014, primarily due to interest income on higher average balances of marketable securities investments.

Income Tax (Expense) Benefit

Income tax expense of $96,000 in fiscal 2015 compared to an income tax benefit of $130,000 in fiscal 2014. During fiscal 2015, we paid $263,000 of federal alternative minimum taxes based upon U.S. taxable income for calendar year 2014, which was primarily attributable to the $25.0 million ILUVIEN FDA-approval milestone. Refundable foreign research and development tax credits totaled $167,000 in fiscal 2015 compared to $130,000 in fiscal 2014.

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

Research and Development

Research and development totaled $9.6 million in fiscal 2014, an increase of $2.6 million, or 37%, compared to $7.0 million in fiscal 2013. A $3.3 million increase in CRO costs for the first Medidur Phase III clinical trial was partially offset by a $665,000 decrease in personnel costs, including stock-based compensation.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, which officially deferred the effective date of ASU 2014-09 by one year, while also permitting early adoption. As a result, ASU 2014-09 will become effective on July 1, 2018, with early adoption permitted on July 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the impact this standard will have on our financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern. ASU 2014-15 provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We are evaluating the potential impact of adopting this standard on our financial statements.

Liquidity and Capital Resources

During fiscal 2012 through fiscal 2015, we financed our operations primarily from the receipt of license fees, milestone payments, research and develop funding and royalty income from our collaboration partners, and from proceeds of sales of our equity securities. At June 30, 2015, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities totaling $28.5 million. Our cash equivalents are invested in an institutional money market fund, and our marketable securities are invested in investment-grade corporate debt with maturities at June 30, 2015 ranging from 0.5 to 8.5 months.

With the exception of net income in fiscal 2015 resulting from the $25.0 million ILUVIEN FDA approval milestone, we have generally incurred operating losses since inception and, at June 30, 2015, we had a total accumulated deficit of $270.7 million. We do not currently have any assured sources of future revenue and we generally expect negative cash flows from operations on a quarterly basis unless and until such time as we receive sufficient revenues from ILUVIEN for DME or one or more of our other product candidates achieve regulatory approval and provide us sufficient revenues. We believe that our capital resources of $28.5 million at June 30, 2015, together with expected cash inflows under existing collaboration agreements, will enable us to fund our operations as currently planned into early calendar year 2017. This estimate excludes any potential net profits receipts under our Alimera collaboration agreement. Our ability to fund our planned operations beyond then, including completion of clinical development of Medidur, is expected to depend on the amount and timing of cash receipts from ILUVIEN net profits participation, as well as proceeds from any future collaboration or other agreements and/or financing transactions. There is no assurance that we will receive significant, if any, revenues from future sales of ILUVIEN or cash from any other sources. Accordingly, we expect to need additional resources to fund our planned operations. Whether we will require, or desire, to raise additional capital will be influenced by many factors, including, but not limited to:

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

Management currently believes that extending our cash position beyond early calendar year 2017 from operations depends significantly on possible cash flows from the successful commercialization of ILUVIEN for DME by Alimera. However, there is no assurance that ILUVIEN for DME will achieve market acceptance in the U.S. or the EU or that we will receive significant, if any, revenues from ILUVIEN for DME.

If we determine that it is desirable or necessary to raise additional capital in the future, we do not know if it will be available when needed or on terms favorable to us or our stockholders. Although we may be able to sell common shares under our existing ATM facility, we do not know whether and to what extent we will seek to do so and, if we are able to do so, on what terms. The state of the economy and the financial and credit markets at the time or times we seek additional financing may make it more difficult and more expensive to obtain. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and potential dilutive equity, and funding through collaboration agreements may be on unfavorable terms, including requiring us to relinquish rights to certain of our technologies or products. If adequate financing is not available if and when needed, we may delay, reduce the scope of, or eliminate research or development programs, postpone or cancel the pursuit of product candidates, including pre-clinical and clinical trials and new business opportunities, reduce staff and operating costs, or otherwise significantly curtail our operations to reduce our cash requirements and extend our capital.

Our consolidated statements of historical cash flows are summarized as follows:

	Year Ended June 30,
	2015	2014	2013
	(In thousands)
Net income (loss):	$6,347	$(13,355)	$(11,900)
Changes in operating assets and liabilities	1,009	389	692
Other adjustments to reconcile net income (loss) to cash flows from operating activities	2,941	2,295	2,463

Cash flows provided by (used in) operating activities	$10,297	$(10,671)	$(8,745)

Cash flows (used in) provided by investing activities	$(6,733)	$66	$6,358

Cash flows provided by financing activities	$235	$19,044	$4,669

Sources and uses of operating cash flows for the years ended June 30, 2015, 2014 and 2013 are summarized as follows:

	Year Ended June 30,
	2015	2014	2013
	(In thousands)
Operating cash inflows:
License and collaboration agreements	$25,317	$1,963	$854
Royalty income	1,086	1,348	1,477
Foreign R&D tax credits	120	125	152
Investment interest received, net	97	45	215

	26,620	3,481	2,698

Operating cash outflows:
Personnel costs	(5,086)	(5,340)	(4,539)
Professional fees	(3,234)	(2,869)	(2,729)
Clinical development and third-party R&D	(5,783)	(3,834)	(2,153)
All other operating cash outflows, net	(2,220)	(2,109)	(2,022)

	(16,323)	(14,152)	(11,443)

Cash flows provided by (used in) operating activities	$10,297	$(10,671)	$(8,745)

Operating cash inflows for each year consisted primarily of payments received pursuant to license and collaboration agreements. As a percentage of total license and collaboration cash inflows, amounts attributable to Alimera represented 99.3% in fiscal 2015, 5.8% in fiscal 2014 and 8.4% in fiscal 2013, amounts attributable to Enigma represented 0.4% in fiscal 2015, 6.9% in fiscal 2014 and 11.7% in fiscal 2013 and amounts attributable to various feasibility study agreements represented 0.2% in fiscal 2015, 86.6% in fiscal 2014 and 73.2% in fiscal 2013.

Operating cash outflows increased by $2.2 million, or 15.3%, from fiscal 2014 to fiscal 2015, primarily as a result of increases of (a) $2.1 million in Medidur clinical development; (b) $263,000 of federal alternative minimum taxes attributable to calendar year 2014 U.S. taxable income; and (c) a $370,000 increase in professional fees, partially offset by decreases of $255,000 in incentive compensation awards and $230,000 in facility costs. Operating cash outflows increased by $2.7 million, or 23.7%, from fiscal 2013 to fiscal 2014, primarily as a result of: (a) an increase of $1.4 million for Medidur clinical development; (b) $1.1 million of incentive compensation, which included awards for fiscal 2013 and awards for fiscal 2012 that were conditioned on events occurring in fiscal 2013; and (c) an increase of $205,000 of professional fees, partially offset by a $300,000 reduction of other personnel costs.

Cash flows from investing activities were primarily attributable to purchases of marketable securities, net of maturities, of $6.6 million for fiscal 2015 and maturities of marketable securities, net of purchases, of $386,000 for fiscal 2014 and $6.4 million for fiscal 2013. Purchases of property and equipment totaled $161,000 in fiscal 2015, $248,000 in fiscal 2014 and $68,000 in fiscal 2013.

Cash flows from financing activities in fiscal 2014 were primarily attributable to an underwritten public offering in July 2013, a registered direct offering in March 2014 and sale of shares pursuant to an ATM facility consummated in December 2013, resulting in aggregate gross proceeds of $19.3 million, net of $1.2 million of share issue costs. Cash flows from financing activities in fiscal 2013 were attributable to $5.4 million of gross proceeds from an August 2012 registered direct offering of shares and warrants, net of approximately $700,000 of share issue costs. In addition, cash flows from financing activities included proceeds from the exercise of stock options totaling $235,000 in fiscal 2015 and $987,000 in fiscal 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Tabular Disclosure of Contractual Obligations

The following table summarizes our minimum contractual obligations as of June 30, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating Lease Obligations	$1,760	$482	$919	$359	$—
Purchase Obligations	210	210	—	—	—

Total	$1,970	$692	$919	$359	$—

Our operating lease obligations consist predominantly of office and lab space in Watertown, Massachusetts and Malvern, U.K. Our purchase obligations consist of non-cancellable purchase orders for supplies and services.

We have agreements with two CROs to conduct the clinical development program for Medidur for posterior uveitis. Our financial obligations under the agreements are determined by the services that we request from time to time under the agreements. The actual amounts owed under the agreements and the timing of those obligations will depend on various factors, including the number of patients and rate of patient enrollment, any protocol amendments and other factors relating to the clinical trials. We can change the services requested and thereby increase or decrease our obligations under the agreements from time to time. As of June 30, 2015, our CRO agreements provided for two Phase III clinical trials and a utilization study of the newly designed proprietary inserter at an aggregate remaining cost of approximately $16.4 million. We can terminate the agreements at any time without penalty.

We also have employment agreements with our three executive officers that would require us to make severance payments to them if we terminate their employment without cause or the executives resign for good cause. These payments are contingent upon the occurrence of various future events, and the amounts payable under these provisions depend upon the level of compensation at the time of termination of employment, are therefore not calculable at this time, and, as a result, we have not included any such amounts in the table above.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

We conduct operations in two principal currencies, the U.S. dollar and the Pound Sterling (£). The U.S. dollar is the functional currency for our U.S. operations, and the Pound Sterling is the functional currency for our U.K. operations. Changes in the foreign exchange rate of the Pound Sterling to the U.S. dollar impact the net operating expenses of our U.K. operations. The strengthening of the U.S. dollar relative to the Pound Sterling in fiscal 2015 compared to fiscal 2014 resulted in a net decrease in research and development expense of approximately $62,000. For every incremental 5% strengthening or weakening of the weighted average exchange rate of the U.S. dollar in relation to the Pound Sterling, our research and development expense in fiscal 2015 would have decreased or increased by $89,000, respectively. All cash and cash equivalents, and most other asset and liability balances, are denominated in each entity’s functional currency and, accordingly, we do not consider our statement of comprehensive income (loss) exposure to realized and unrealized foreign currency gains and losses to be significant.

Changes in the foreign exchange rate of the Pound Sterling to the U.S. dollar also impacted total stockholders’ equity. As reported in the statement of comprehensive income (loss), the relative strengthening of the U.S. dollar in relation to the Pound Sterling at June 30, 2015 compared to June 30, 2014 resulted in $95,000 of other comprehensive loss due to the translation of £503,000 of net assets of our U.K. operations, predominantly the BioSilicon (including Tethadur) technology intangible asset, into U.S. dollars. For every incremental 5% strengthening or weakening of the U.S. dollar at June 30, 2015 in relation to the Pound Sterling, our stockholders’ equity at June 30, 2015 would have decreased or increased, respectively, by approximately $40,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item may be found on pages F-1 through F-24 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, our management concluded that, as of such date, our internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting as of June 30, 2015, which is included below in this Item 9A of our Annual Report on Form 10-K.

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

Watertown, Massachusetts

We have audited the internal control over financial reporting of pSivida Corp. and subsidiaries (the “Company”) as of June 30, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2015 of the Company and our report dated September 10, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

September 10, 2015

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

Paul Ashton, 54

President and Chief Executive Officer

Dr. Ashton has served as our President and Chief Executive Officer since January 2009 and was previously our Managing Director from January 2007 to January 2009 and our Executive Director of Strategy from December 2005 to January 2007. From 1996 until acquired by us in December 2005, Dr. Ashton was the President and Chief Executive Officer of Control Delivery Systems, Inc. (CDS), a drug delivery company that he co-founded in 1991. Dr. Ashton was previously a joint faculty member in the Departments of Ophthalmology and Surgery at the University of Kentucky, served on the faculty of Tufts University and worked as a pharmaceutical scientist at Hoffman-LaRoche.

Lori Freedman, 48

Vice President of Corporate Affairs, General Counsel and Company Secretary

Ms. Freedman has served as our Vice President of Corporate Affairs, General Counsel and Secretary since May 2006, and held the same positions at CDS from 2001 to May 2006. Prior to that, Ms. Freedman served as Vice President, Business Development, and Counsel of Macromedia, Inc., a provider of software for creating Internet content and business applications, from March 2001 through September 2001. Ms. Freedman also served as Vice President, General Counsel, and Secretary of Allaire Corporation, a provider of Internet infrastructure for building business applications, from 1999 until Allaire’s acquisition by Macromedia in 2001, as Corporate Counsel of Polaroid Corporation from May 1998 to December 1998 and with the law firm of McDermott, Will & Emery.

Leonard S. Ross, 65

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

Other Information

The other information required to be disclosed in Item 10 is hereby incorporated by reference to our 2015 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required to be disclosed in Item 11 is hereby incorporated by reference to our 2015 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed in Item 12 is hereby incorporated by reference to our 2015 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed in Item 13 is hereby incorporated by reference to our 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be disclosed in Item 14 is hereby incorporated by reference to our 2015 Proxy Statement.

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

(a)(3)    Exhibits.

Exhibit No.	Exhibit Description	Incorporated by Reference to SEC Filing
		Form	SEC Filing Date	Exhibit No.
	Articles of Incorporation and By-Laws

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1

3.2	By-Laws of pSivida Corp.	8-K	07/19/12	3.1

	Instruments Defining the Rights of Security Holders

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1

4.2+	Form of Warrant to Purchase Common Shares, dated January 24, 2011	8-K	01/19/11	99.3

4.3+	Form of Warrant to Purchase Common Shares, dated August 7, 2012	8-K	08/02/12	4.1

	Material Contracts—Management Contracts and Compensatory Plans

10.1(a)	Employment Agreement, between pSivida Corp. and Paul Ashton, dated October 31, 2008

10.2	Non-Competition Agreement, between pSivida Limited and Paul Ashton, dated October 3, 2005	20-F	01/18/06	4.35

10.3	Employment Agreement, between pSivida Limited and Lori Freedman, dated as of May 16, 2006	6-K	05/23/06	99.3

10.4	Employment Agreement, between pSivida Corp and Leonard S. Ross, dated December 17, 2010	8-K	12/21/10	10.1

10.5	Option Amendment Agreement, between pSivida Corp and Leonard S. Ross, dated December 17, 2010	8-K	12/21/10	10.2

10.6(a)	2008 Equity Incentive Plan, as amended on November 19, 2009

10.7+	Form of Stock Option Certificate for grants to executive officers under the pSivida Corp. 2008 Incentive Plan	8-K	09/10/08	10.1

10.8+	Form of pSivida Corp. Nonstatutory Stock Options granted to Lori Freedman on September 4, 2008 and September 10, 2008	10-K	09/26/08	10.36

	Material Contracts—Leases

10.9	Lease Agreement between pSivida Corp. and Farley White Aetna Mills, LLC dated November 1, 2013	10-Q	11/13/13	10.1

	Material Contracts—License and Collaboration Agreements

10.10#	Amended and Restated License Agreement between Control Delivery Systems, Inc. and Bausch & Lomb Incorporated dated December 9, 2003, as amended on June 28, 2005	20-F	01/18/06	4.12
10.11#	Second Amendment to Amended and Restated License Agreement between pSivida US, Inc. and Bausch & Lomb dated August 1, 2009	10-K	09/25/09	10.13

Exhibit No.	Exhibit Description	Incorporated by Reference to SEC Filing
		Form	SEC Filing Date	Exhibit No.

10.12#	Amended and Restated Collaborative Research and License Agreement, dated as of June 14, 2011, by and among pSivida Corp, pSivida US, Inc., pSiMedica Limited and Pfizer, Inc.	10-K/A	12/27/11	10.13

10.13#	Amended and Restated Collaboration Agreement by and between pSivida Inc. and Alimera Sciences, Inc. dated March 14, 2008	8-K	04/26/10	10.01

Other Exhibits

21.1(a)	Subsidiaries of pSivida Corp.

23.1(a)	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP

31.1(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2(a)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1(a)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(a)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from pSivida Corp.’s Annual Report on Form 10-K for the year ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended June 30, 2015, 2014 and 2013; (iii) Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2015, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2015, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

#	Confidential treatment has been granted for portions of this exhibit

+	The final versions of documents denoted as “form of” have been omitted pursuant to Rule 12b-31. Such final versions are substantially identical in all material respects to the filed versions of such documents, provided that the name of the investor, and the investor’s and/or the Company’s signatures are included in the final versions.

(a)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSIVIDA CORP.

By:	/S/ PAUL ASHTON
Paul Ashton,
President and Chief Executive Officer

Date:	September 10, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/S/ DAVID J. MAZZO David J. Mazzo	Chairman of the Board of Directors	September 10, 2015

/S/ PAUL ASHTON Paul Ashton	President, Chief Executive Officer and Director (Principal Executive Officer)	September 10, 2015

/S/ LEONARD S. ROSS Leonard S. Ross	Vice President, Finance (Principal Financial and Accounting Officer)	September 10, 2015

/S/ DOUGLAS GODSHALL Douglas Godshall	Director	September 10, 2015

/S/ MICHAEL ROGERS Michael Rogers	Director	September 10, 2015

/S/ PETER SAVAS Peter Savas	Director	September 10, 2015

/S/ JAMES BARRY James Barry	Director	September 10, 2015

PSIVIDA CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of pSivida Corp.

Watertown, Massachusetts

We have audited the accompanying consolidated balance sheets of pSivida Corp. and subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of pSivida Corp. and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

September 10, 2015

PSIVIDA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

	June 30,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$19,121	$15,334
Marketable securities	9,414	2,944
Accounts and other receivables	622	517
Prepaid expenses and other current assets	681	547

Total current assets	29,838	19,342
Property and equipment, net	338	297
Intangible assets, net	1,925	2,765
Other assets	116	117
Restricted cash	150	150

Total assets	$32,367	$22,671

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$744	$464
Accrued expenses	2,571	1,524
Deferred revenue	33	138

Total current liabilities	3,348	2,126
Deferred revenue, less current portion	5,596	5,584
Deferred rent	55	37

Total liabilities	8,999	7,747

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 60,000,000 shares authorized, 29,412,365 and 29,298,558 shares issued and outstanding at June 30, 2015 and 2014, respectively	29	29
Additional paid-in capital	293,060	290,864
Accumulated deficit	(270,666)	(277,013)
Accumulated other comprehensive income	945	1,044

Total stockholders’ equity	23,368	14,924

Total liabilities and stockholders’ equity	$32,367	$22,671

See notes to consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands except per share data)

	Year Ended June 30,
	2015	2014	2013
Revenues:
Collaborative research and development	$25,411	$2,155	$780
Royalty income	1,154	1,318	1,363

Total revenues	26,565	3,473	2,143

Operating expenses:
Research and development	12,088	9,573	7,005
General and administrative	8,056	7,468	7,169
Gain on sale of property and equipment	—	(78)	—

Total operating expenses	20,144	16,963	14,174

Operating income (loss)	6,421	(13,490)	(12,031)

Other income (expense):
Interest income, net	19	6	16
Other income (expense), net	3	(1)	(2)

Total other income	22	5	14

Income (loss) before income taxes	6,443	(13,485)	(12,017)
Income tax (expense) benefit	(96)	130	117

Net income (loss)	$6,347	$(13,355)	$(11,900)

Net income (loss) per share:
Basic	$0.22	$(0.49)	$(0.52)

Diluted	$0.21	$(0.49)	$(0.52)

Weighted average common shares outstanding:
Basic	29,378	27,444	23,044

Diluted	30,584	27,444	23,044

Net income (loss)	$6,347	$(13,355)	$(11,900)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(95)	124	(29)
Net unrealized (loss) gain on marketable securities	(4)	—	7

Other comprehensive (loss) income	(99)	124	(22)

Comprehensive income (loss)	$6,248	$(13,231)	$(11,922)

See notes to consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value Amount
Balance at July 1, 2012	20,802,592	$21	$264,431	$(251,758)	$942	$13,636
Net loss	—	—	—	(11,900)	—	(11,900)
Other comprehensive loss	—	—	—	—	(22)	(22)
Issuance of stock, net of issue costs	2,494,419	2	4,667	—	—	4,669
Stock-based compensation	—	—	1,317	—	—	1,317

Balance at June 30, 2013	23,297,011	23	270,415	(263,658)	920	7,700
Net loss	—	—	—	(13,355)	—	(13,355)
Other comprehensive income	—	—	—	—	124	124
Issuance of stock, net of issue costs	5,576,112	6	18,051	—	—	18,057
Exercise of stock options	425,435	—	987	—	—	987
Stock-based compensation	—	—	1,411	—	—	1,411

Balance at June 30, 2014	29,298,558	29	290,864	(277,013)	1,044	14,924
Net income	—	—	—	6,347	—	6,347
Other comprehensive loss	—	—	—	—	(99)	(99)
Exercise of stock options	113,807	—	235	—	—	235
Stock-based compensation	—	—	1,961	—	—	1,961

Balance at June 30, 2015	29,412,365	$29	$293,060	$(270,666)	$945	$23,368

See notes to consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended June 30,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$6,347	$(13,355)	$(11,900)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Amortization of intangible assets	770	778	769
Depreciation of property and equipment	112	139	225
Amortization of bond premium on marketable securities	98	45	152
Stock-based compensation	1,961	1,411	1,317
Gain on sale of property and equipment	—	(78)	—
Changes in operating assets and liabilities:
Accounts and other receivables	(124)	103	364
Prepaid expenses and other current assets	(136)	1,110	(1,272)
Accounts payable	292	(213)	277
Accrued expenses	1,053	(381)	1,288
Deferred revenue	(94)	(267)	35
Deferred rent	18	37	—

Net cash provided by (used in) operating activities	10,297	(10,671)	(8,745)

Cash flows from investing activities:
Purchases of marketable securities	(10,222)	(2,964)	(7,758)
Maturities of marketable securities	3,650	3,350	14,184
Purchases of property and equipment	(161)	(248)	(68)
Proceeds from sale of property and equipment	—	78	—
Change in restricted cash	—	(150)	—

Net cash (used in) provided by investing activities	(6,733)	66	6,358

Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	—	18,057	4,669
Proceeds from exercise of stock options	235	987	—

Net cash provided by financing activities	235	19,044	4,669

Effect of foreign exchange rate changes on cash and cash equivalents	(12)	(4)	(8)

Net increase in cash and cash equivalents	3,787	8,435	2,274
Cash and cash equivalents at beginning of year	15,334	6,899	4,625

Cash and cash equivalents at end of year	$19,121	$15,334	$6,899

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$263	$—	$—

See notes to consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Operations

pSivida Corp. (together with its subsidiaries, the “Company”), incorporated in Delaware, develops sustained-release drug-delivery products for treating eye diseases. Its products deliver drugs at a controlled and steady rate for months or years. The Company has developed three of only four sustained-release products approved by the U.S. Food and Drug Administration (“FDA”) for treatment of back-of-the-eye diseases. The most recent is ILUVIEN® for diabetic macular edema (“DME”), sold by the Company’s licensee in the U.S. and three European Union (“EU”) countries. The Company’s lead product candidate, Medidur™ for posterior uveitis, is in pivotal Phase III clinical trials. The Company’s pre-clinical development program is focused primarily on developing products for chronic ophthalmic diseases utilizing its core technology platforms.

ILUVIEN is an injectable, sustained-release micro-insert that provides treatment of DME for three years from a single administration. ILUVIEN is licensed to Alimera Sciences, Inc. (“Alimera”), and the Company is entitled to a share of the net profits (as defined) from Alimera’s sales of ILUVIEN. ILUVIEN was launched in late February 2015 in the U.S., where it is indicated for the treatment of DME in patients previously treated with a course of corticosteroids without a clinically significant rise in intraocular pressure. ILUVIEN has been commercially available in the United Kingdom (“U.K.”) and Germany since June 2013 and in Portugal since January 2015. ILUVIEN has marketing approvals in these and 14 other EU countries for the treatment of chronic DME considered insufficiently responsive to available therapies. Distribution, regulatory and reimbursement matters for ILUVIEN for DME in Australia and New Zealand, Canada and Italy have been sublicensed.

Medidur, the Company’s lead development product, is an injectable, micro-insert designed to treat chronic, non-infectious uveitis affecting the posterior of the eye (“posterior uveitis”) for three years from a single administration. Medidur, which is the same micro-insert as ILUVIEN, is in Phase III clinical trials, with the filing of a new drug application (“NDA”) anticipated in the first half of 2017. The Company is developing Medidur independently.

The Company’s FDA-approved Retisert® provides sustained release treatment of posterior uveitis for approximately two and a half years. It is licensed to Bausch & Lomb, and the Company receives royalties from its sales.

The Company’s pre-clinical development program is focused on developing products using its core platform technologies, Durasert™ and Tethadur™, to deliver drugs and biologics to treat wet and dry age-related macular degeneration (“AMD”), glaucoma, osteoarthritis and other diseases.

The Company has a history of operating losses and has financed its operations primarily from the receipt of license fees, milestone payments, research and development funding and royalty income from its collaboration partners, and from proceeds of sales of its equity securities. The Company believes that its cash, cash equivalents and marketable securities of $28.5 million at June 30, 2015, together with expected cash inflows under existing collaboration agreements, will enable the Company to maintain its current and planned operations into early calendar year 2017. This estimate excludes any potential net profits receipts from sales of ILUVIEN under the Alimera collaboration agreement. The Company’s ability to fund its planned operations beyond then, including completion of clinical development of Medidur, is expected to depend on the amount and timing of cash receipts from ILUVIEN net profits participation, as well as proceeds from any future collaboration or other agreements and/or financing transactions.

2.	Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are presented in U.S. dollars in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the accounts of pSivida Corp. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company’s fiscal year ends on June 30 of each year. The years ended June 30, 2015, 2014 and 2013 may be referred to herein as fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

Certain prior period amounts have been reclassified to conform to the current presentation. Specifically, the significant components of the rate reconciliation have been reclassified to present permanent items and the significant components of the gross deferred tax assets have been reclassified to present tax credits (see Note 12).

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

Assets and liabilities of the Company’s foreign subsidiary are translated at period-end exchange rates. Amounts included in the statements of comprehensive income (loss) and cash flows are translated at the weighted average exchange rates for the period. Gains and losses from currency translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity in the consolidated balance sheets. The balance of accumulated other comprehensive income attributable to foreign currency translation was $950,000 at June 30, 2015 and $1,045,000 at June 30, 2014. Foreign currency gains or losses arising from transactions denominated in foreign currencies, whether realized or unrealized, are recorded in other income (expense), net in the consolidated statements of comprehensive income (loss) and were not significant for all periods presented.

Cash Equivalents

Cash equivalents represent highly liquid investments with maturities of three months or less at the date of purchase, principally consisting of institutional money market funds.

Marketable Securities

Marketable securities consist of investments with an original or remaining maturity of greater than three months at the date of purchase. The Company has classified its marketable securities as available-for-sale. Accordingly, the Company records these investments at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, in accumulated other comprehensive income, which is a component of stockholders’ equity. If the Company determines that a decline of any investment is other-than-temporary, the investment is written down to fair value. As of June 30, 2015 and 2014, there were no investments in a significant unrealized loss position. The fair value of marketable securities is determined based on quoted market prices at the balance sheet date of the same or similar instruments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts through to the earlier of sale or maturity. Such amortization and accretion amounts are included in interest income, net in the consolidated statements of comprehensive income (loss). The cost of marketable securities sold is determined by the specific identification method.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. At June 30, 2015, all of the Company’s interest-bearing cash equivalent balances, aggregating $15.8 million, were concentrated in one institutional money market fund that has investments consisting primarily of certificates of deposit, commercial paper, time deposits and treasury repurchase agreements. Generally, these deposits may be redeemed upon demand and, therefore, the Company believes they bear minimal risk. Marketable securities at June 30, 2015 and 2014 consisted of investment-grade corporate bonds and commercial paper. The Company’s investment policy, approved by the Board of Directors, includes guidelines relative to diversification and maturities designed to preserve principal and liquidity.

Alimera Sciences accounted for $25.1 million, or 95% of total revenues in fiscal 2015 and inconsequential revenues in each of fiscal 2014 and fiscal 2013. Bausch & Lomb accounted for $1.2 million, or 5% of total revenues in fiscal 2015, $1.3 million, or 38% of total revenues in fiscal 2014, and $1.4 million, or 64%, of total revenues in fiscal 2013. A completed feasibility study agreement accounted for $1.7 million, or 49%, of total revenues in fiscal 2014. Pfizer revenues, which were inconsequential in fiscal 2015 and fiscal 2014, accounted for $368,000, or 17%, of total revenues in fiscal 2013.

Bausch & Lomb accounted for $371,000, or 60% of total accounts receivable at June 30, 2015 and $302,000, or 58% of total accounts receivable at June 30, 2014.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives (generally three to five years) using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining non-cancellable lease term or their estimated useful lives. Repair and maintenance costs are expensed as incurred. When assets are retired or sold, the assets and accumulated depreciation are derecognized from the respective accounts and any gain or loss is recognized.

Leases

The Company leases real estate and office equipment under operating leases. Its primary real estate lease contains rent holiday and rent escalation clauses. The Company recognizes the rent holiday and scheduled rent increases on a straight-line basis over the lease term, with the excess of rent expense over cash payments recorded as a deferred rent liability.

Impairment of Intangible Assets

The Company’s finite life intangible assets include its acquired Durasert™ and BioSilicon™ (including Tethadur™) patented technologies, which are being amortized on a straight-line basis over twelve years. The intangible asset lives were determined based upon the anticipated period that the Company will derive future cash flows from the intangible assets, considering the effects of legal, regulatory, contractual, competitive and other economic factors. The Company continually monitors whether events or circumstances have occurred that indicate that the remaining estimated useful life of its intangible assets may warrant revision. The Company assesses potential impairments to its intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the future undiscounted net cash flows expected to result from the use of an asset are less than its carrying value. If the Company considers an asset to be impaired, the impairment charge to be recognized is measured by the amount by which the carrying value of the asset exceeds its estimated fair value.

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

Reimbursement of Costs

The Company may provide research and development services and incur maintenance costs of licensed patents under collaboration arrangements to assist in advancing the development of licensed products. The Company acts primarily as a principal in these transactions and, accordingly, reimbursement amounts received are classified as a component of revenue to be recognized consistent with the revenue recognition policy summarized above. The Company records the expenses incurred and reimbursed on a gross basis.

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

The Company may also award stock options that are subject to objectively measurable performance and service criteria. Compensation expense for performance-based option awards begins at such time as it becomes probable that the respective performance conditions will be achieved. The Company continues to recognize the grant date fair value of performance-based options through the vesting date of the respective awards so long as it remains probable that the related performance conditions will be satisfied.

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

The following table reconciles the number of shares used to compute basic and diluted net income (loss) per share:

	Year Ended June 30,
	2015	2014	2013
Number of common shares—basic	29,378,250	27,443,592	23,044,152
Effect of dilutive securities:
Stock options	956,441	—	—
Warrants	249,449	—	—

Number of common shares—diluted	30,584,140	27,443,592	23,044,152

Potential common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	Year Ended June 30,
	2015	2014	2013
Options outstanding	2,010,793	3,791,001	3,554,549
Warrants outstanding	552,500	1,176,105	1,176,105

	2,563,293	4,967,106	4,730,654

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, which officially deferred the effective date of ASU 2014-09 by one year, while also permitting early adoption. As a result, ASU 2014-09 will become effective on July 1, 2018, with early adoption permitted on July 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the impact this standard will have on its financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern. ASU 2014-15 provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the potential impact of adopting this standard on its financial statements.

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

In September 2014, the Company earned a $25.0 million milestone from Alimera as a result of the FDA approval of ILUVIEN, which amount was received in October 2014. Revenue under the Alimera Agreement totaled $25.1 million for fiscal 2015, $114,000 for fiscal 2014 and $67,000 for fiscal 2013.

Pfizer

In June 2011, the Company and Pfizer entered into an Amended and Restated Collaborative Research and License agreement (the “Restated Pfizer Agreement”) to focus solely on the development of a sustained-release bioerodible micro-insert designed to deliver latanoprost for human ophthalmic disease or conditions other than uveitis (the “Latanoprost Product”). Pfizer made an upfront payment of $2.3 million, and the Company agreed to use commercially reasonable efforts to fund the development for at least one year, including assumption of an investigator-sponsored Phase I/II dose-escalation study that enrolled and followed six patients to treat ocular hypertension and glaucoma. The Company may, at its option, conduct Phase II clinical trials, which to date have not been undertaken, for the purpose of demonstrating Proof-of-Concept (“POC”). If the Company were to issue a final report demonstrating POC, Pfizer would have a 90-day exercise option for an exclusive, worldwide license to further develop and commercialize the Latanoprost Product in return for a $20.0 million payment to the Company and potential double-digit sales-based royalties and prescribed development, regulatory and sales performance milestone payments. If the Company elects to cease development of the Latanoprost Product prior to POC, Pfizer could exercise its option for the same worldwide license upon payment of a lesser option fee, with comparable reductions in any future milestones and royalties. If Pfizer does not exercise its option when available, the Restated Pfizer Agreement will automatically terminate, with any remaining deferred revenue balance recorded as revenue at that time, provided, however, that the Company would retain the right to develop and commercialize the Latanoprost Product.

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

The arrangement consideration of the Restated Pfizer Agreement totaled $10.05 million, which consisted of $7.75 million of deferred revenue on the Company’s balance sheet at the effective date plus the $2.3 million upfront payment. The excess of the arrangement consideration over the $6.7 million estimated selling price of the Company’s deliverables, or $3.3 million, was recognized as collaborative research and development revenue in the period of the modification, with the remaining $6.7 million deferred and recognized as collaborative research and development revenue over the expected performance period using the lesser of straight-line amortization or the proportional performance method. As of June 30, 2015, the Company continues to evaluate whether to undertake Phase II clinical trials and, consequently, the Company cannot currently estimate the remaining performance period and has therefore not recognized any additional revenue. As a result, the current portion of deferred revenue was $0 at each of June 30, 2015 and 2014. Total deferred revenue was approximately $5.6 million at each of June 30, 2015 and 2014. Collaborative research and development revenue related to the Restated Pfizer Agreement was inconsequential in each of fiscal 2015 and fiscal 2014, and totaled $368,000 in fiscal 2013. Costs associated with conducting the R&D program are included in operating expenses as incurred.

Pfizer owned approximately 6.3% of the Company’s outstanding shares at June 30, 2015.

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

Royalty income totaled approximately $1.2 million in fiscal 2015, $1.3 million in fiscal 2014 and $1.4 million in fiscal 2013. Accounts receivable from Bausch & Lomb totaled $371,000 at June 30, 2015 and $302,000 at June 30, 2014.

Enigma Therapeutics

The Company entered into an exclusive, worldwide royalty-bearing license agreement in December 2012, amended and restated in March 2013, with Enigma Therapeutics Limited (“Enigma”) for the development of BrachySil, the Company’s BioSilicon product candidate for the treatment of pancreatic and other types of cancer. The Company received an upfront fee of $100,000 and is entitled to 8% sales-based royalties, 20% of sublicense consideration and milestone payments based on aggregate product sales. Enigma is obligated to pay an annual license maintenance fee of $100,000 by the end of each calendar year, the first of which was received in January 2014. For each calendar year commencing with 2014, the Company is entitled to receive reimbursement of any patent maintenance costs, sales-based royalties and sub-licensee sales-based royalties earned, but only to the extent such amounts, in the aggregate, exceed the $100,000 annual license maintenance fee. The Company has no consequential performance obligations under the Enigma license agreement, and, accordingly, any amounts to which the Company is entitled under the agreement are recognized as revenue on the earlier of receipt or when collectability is reasonably assured. Revenue related to the Enigma agreement totaled $100,000 in fiscal 2015, $102,000 in fiscal 2014 and $100,000 in fiscal 2013. At June 30, 2015, no deferred revenue was recorded for this agreement.

Feasibility Study Agreements

The Company from time to time enters into funded agreements to evaluate the potential use of its technology systems for sustained release of third party drug candidates in the treatment of various diseases. Consideration received is generally recognized as revenue over the term of the feasibility study agreement. Revenue recognition for consideration, if any, related to a license option right is assessed based on the terms of any such future license agreement or is otherwise recognized at the completion of the feasibility study agreement. Revenues under feasibility study agreements totaled $144,000 in fiscal 2015, $1.9 million in fiscal 2014 and $245,000 in fiscal 2013.

4.	Intangible Assets

The reconciliation of intangible assets for the years ended June 30, 2015 and 2014 was as follows (in thousands):

	June 30,
	2015	2014
Patented technologies
Gross carrying amount at beginning of year	$41,689	$38,941
Foreign currency translation adjustments	(1,979)	2,748

Gross carrying amount at end of year	39,710	41,689

Accumulated amortization at beginning of year	(38,924)	(35,511)
Amortization expense	(770)	(778)
Foreign currency translation adjustments	1,909	(2,635)

Accumulated amortization at end of year	(37,785)	(38,924)

Net book value at end of year	$1,925	$2,765

The net book value of the Company’s intangible assets at June 30, 2015 and 2014 is summarized as follows (in thousands):

	June 30,		Estimated Remaining Useful Life at June 30, 2015
	2015	2014	(Years)
Patented technologies
Durasert	$1,324	$1,853	2.5
BioSilicon	601	912	2.5

	$1,925	$2,765

The Company amortizes its intangible assets with finite lives on a straight-line basis over their respective estimated useful lives. Amortization expense for intangible assets totaled $770,000 in fiscal 2015, $778,000 in fiscal 2014 and $769,000 in fiscal 2013. The carrying value of intangible assets at June 30, 2015 of $1.9 million is expected to be amortized on a straight-line basis of approximately $770,000 per year.

5.	Marketable Securities

The amortized cost, unrealized loss and fair value of the Company’s available-for-sale marketable securities at June 30, 2015 and 2014 were as follows (in thousands):

	June 30, 2015
	Amortized Cost	Unrealized Loss	Fair Value
Corporate bonds	$9,419	$(5)	$9,414

	June 30, 2014
	Amortized Cost	Unrealized Loss	Fair Value
Corporate bonds	$2,446	$(1)	$2,445
Commercial paper	499	—	499

Total marketable securities	$2,945	$(1)	$2,944

During fiscal 2015, $10.2 million of marketable securities were purchased and $3.7 million matured. At June 30, 2015, the marketable securities had maturities ranging between 15 days and 8.5 months, with a weighted average maturity of 5.1 months.

6.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,
	2015	2014
Property and equipment	$1,927	$1,956
Leasehold improvements	217	231

Gross property and equipment	2,144	2,187
Accumulated depreciation and amortization	(1,806)	(1,890)

	$338	$297

Depreciation expense was $112,000 for fiscal 2015, $139,000 for fiscal 2014 and $225,000 for fiscal 2013.

7.	Fair Value Measurements

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

•

Level 2—Inputs are directly or indirectly observable in the marketplace, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities with insufficient volume or infrequent transactions (less active markets).

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

The following table summarizes the Company’s assets carried at fair value measured on a recurring basis at June 30, 2015 and 2014 by valuation hierarchy (in thousands):

	June 30, 2015
Description	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$15,835	$15,835	$—	$—
Marketable securities:
Corporate bonds	9,414	7,413	2,001	—

	$25,249	$23,248	$2,001	$—

	June 30, 2014
Description	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$14,260	$14,260	$—	$—
Marketable securities:
Corporate bonds	2,444	1,936	508	—
Commercial paper	500	—	500	—

	$17,204	$16,196	$1,008	$—

8.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,
	2015	2014
Personnel costs	$735	$952
Professional fees	384	249
Clinical trial costs	1,424	316
Other	28	7

	$2,571	$1,524

9.	Stockholders’ Equity

Sales of Common Stock and Warrants

In March 2014, the Company sold 1,700,000 shares of its common stock in a registered direct offering to a single institutional investor at a price of $4.11 per share for gross proceeds of $7.0 million. Placement agent fees and other share issue costs totaled $191,000.

In December 2013, the Company entered into an at-the-market (“ATM”) program pursuant to which the Company may, at its option, offer and sell shares of its common stock from time to time for an aggregate offering price of up to $19.2 million. In connection with execution of the ATM program, the Company incurred transaction costs of $153,000. In addition, the Company pays the sales agent a commission of up to 3.0% of the gross proceeds from the sale of such shares. During fiscal 2015, the Company did not sell any shares under this program. During fiscal 2014, the Company sold 381,562 common shares for net proceeds of $1.5 million, reflecting a weighted-average gross selling price of $3.98 per share. At June 30, 2015, an aggregate registered amount of approximately $10.7 million of common stock remains available for sale under the Company’s existing shelf registration statement.

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

In connection with a January 2011 equity offering, the Company issued warrants to purchase 552,500 shares of its common stock with an exercise price of $5.00 per share and a five-year term.

Warrants to Purchase Common Shares

A total of 1,176,105 warrants were outstanding at June 30, 2015 and 2014 with a weighted average exercise price of $3.67. At June 30, 2015, the remaining lives of these outstanding warrants ranged from 7 months to 2.1 years, representing a weighted-average term of 1.4 years.

10.	Stock-Based Compensation

2008 Incentive Plan

The pSivida Corp. 2008 Incentive Plan (the “2008 Plan”) provides for the issuance of stock options and other stock awards to directors, employees and consultants. Awards may include stock options, stock appreciation rights, restricted and unrestricted stock, deferred stock, performance awards, convertible securities and cash grants. At June 30, 2015, a total of 6,341,255 shares of common stock were authorized for issuance under the 2008 Plan, of which 1,123,791 shares were available for new awards. The 2008 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2008 Plan. On the first day of each fiscal year until July 1, 2017, the number of shares authorized for issuance under the 2008 Plan is increased by the least of: (i) 750,000 shares; (ii) 4% of the then outstanding shares of common stock; and (iii) any such lesser amount of shares of common stock as is determined by the Compensation Committee of the Board of Directors. The number of shares reserved for issuance increased by 750,000 shares on July 1, 2015.

Options to purchase a total of 831,200 shares were granted during fiscal 2015 at exercise prices equal to the closing market price of the Company’s common stock on the NASDAQ Global Market (“NASDAQ”) on the respective option grant dates. Of this total, options to purchase 701,200 shares were issued to employees with ratable annual vesting over 4 years, options to purchase 90,000 shares were issued to non-executive directors with 1-year cliff vesting and options to purchase 40,000 shares were issued to a newly appointed non-executive director with ratable annual vesting over 3 years. A total of 542,434 options vested during fiscal 2015. All options have a 10-year life.

The Company measures the fair value of options on their grant date using the Black-Scholes option-pricing model. Based upon limited option exercise history, the Company has generally used the “simplified” method outlined in SEC Staff Accounting Bulletin No. 110 to estimate the expected life of stock option grants. Management believes that the historical volatility of the Company’s stock price on NASDAQ best represents the expected volatility over the estimated life of the option. The risk-free interest rate is based upon published U.S. Treasury yield curve rates at the date of grant corresponding to the expected life of the stock option. An assumed dividend yield of zero reflects the fact that the Company has never paid cash dividends and has no intentions to pay dividends in the foreseeable future.

The key assumptions used to apply the option pricing model for options granted under the 2008 Plan during the years ended June 30, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Option life (in years)	5.50 - 6.25	5.50 - 6.25	5.50 - 6.25
Stock volatility	79% - 93%	94% - 96%	95% - 98%
Risk-free interest rate	1.70% - 2.00%	1.70% - 1.99%	0.81% - 0.98%
Expected dividends	0.0%	0.0%	0.0%

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

The following table summarizes information about stock options for the years ended June 30, 2015, 2014 and 2013 (in thousands except per share amounts):

	2015	2014	2013
Weighted-average grant date fair value per share	$3.33	$2.48	$1.29
Total cash received from exercise of stock options	235	987	—
Total intrinsic value of stock options exercised	257	841	—

At June 30, 2015, there was approximately $1.7 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized as expense over a weighted average period of 1.9 years.

The following table provides a reconciliation of stock option activity under the 2008 Plan for fiscal 2015:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at July 1, 2014	3,791,001	$3.08
Granted	831,200	4.48
Exercised	(113,807)	2.07
Forfeited	(60,419)	4.00

Outstanding at June 30, 2015	4,447,975	$3.36	6.23	$3,165

Outstanding at June 30, 2015—vested or unvested and expected to vest	4,365,104	$3.35	6.19	$3,141

Exercisable at June 30, 2015	2,894,183	$3.03	5.09	$2,767

Stock-Based Compensation Expense

The Company’s statements of comprehensive income (loss) included total compensation expense from stock-based payment awards as follows (in thousands):

	Year Ended June 30,
	2015	2014	2013
Compensation expense included in:
Research and development	$676	$516	$632
General and administrative	1,285	895	685

	$1,961	$1,411	$1,317

11.	Retirement Plans

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

The Company contributed a total of $187,000 for fiscal 2015, $189,000 for fiscal 2014 and $231,000 for fiscal 2013 in connection with these retirement plans.

12.	Income Taxes

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended June 30,
	2015	2014	2013
U.S. operations:
Current income tax expense	$263	$—	$—
Deferred income tax benefit	—	—	—

	263	—	—

Non-U.S. operations:
Current income tax benefit	(167)	(130)	(117)
Deferred income tax benefit	—	—	—

	(167)	(130)	(117)

Income tax expense (benefit)	$96	$(130)	$(117)

The significant components of domestic income tax expense for the fiscal year ended June 30, 2015 included a provision for current income tax expense of $2.8 million, less a tax benefit of operating loss carry forwards of $2.5 million, resulting in a net domestic income tax expense of $263,000, which represented federal alternative minimum tax based on taxable income for the tax year ended December 31, 2014. During the fiscal years ended June 30, 2015, 2014 and 2013, the Company also recognized a current income tax benefit of $167,000, $130,000 and $117,000, respectively, related to foreign research and development tax credits earned by its U.K. subsidiary.

The components of income (loss) before income taxes are as follows (in thousands):

	Year Ended June 30,
	2015	2014	2013
U.S. operations	$8,120	$(11,712)	$(10,101)
Non-U.S. operations	(1,677)	(1,773)	(1,916)

Income (loss) before income taxes	$6,443	$(13,485)	$(12,017)

The difference between Company’s expected income tax expense (benefit), as computed by applying the statutory U.S. federal tax rate of 34% to income (loss) before income taxes, and actual income tax expense (benefit) is reconciled in the following table (in thousands):

	Year Ended June 30,
	2015	2014	2013
Income tax expense (benefit) at statutory rate	$2,191	$(4,585)	$(4,086)
State income taxes, net of federal benefit	435	(693)	(569)
Non-U.S. income tax rate differential	137	157	145
Research and development tax credits	(313)	(169)	(134)
Capital loss expiration	511	—	—
Permanent items	236	221	201
Changes in valuation allowance	(3,572)	4,619	2,939
Expiration of state net operating loss carryforwards	—	161	706
Other, net	471	159	681

Income tax expense (benefit)	$96	$(130)	$(117)

The significant components of the prior period rate reconciliations have been reclassified to conform to the current presentation. Specifically, $221,000 and $201,000 for the years ended June 30, 2014 and 2013, respectively, have been reclassified from Other, net to Permanent items.

The significant components of deferred income taxes are as follows (in thousands):

	June 30,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$25,736	$30,123
Deferred revenue	2,194	2,194
Stock-based compensation	3,431	3,079
Tax credits	1,246	564
Provision for loss on note receivable	—	511
Other	110	88

Total deferred tax assets	32,717	36,559

Deferred tax liabilities:
Intangible assets	640	910

Deferred tax assets, net	32,077	35,649
Valuation allowance	32,077	35,649

Total deferred tax liability	$—	$—

The significant components of the prior period gross deferred tax assets have been reclassified to conform to the current presentation. Specifically, $564,000 as of June 30, 2014 has been reclassified from Other to Tax credits.

The valuation allowance generally reflects limitations on the Company’s ability to use the tax attributes and reduce the value of such attributes to the more-likely-than-not realizable amount. Management assessed the available positive and negative evidence to estimate if sufficient taxable income will be generated to use the existing net deferred tax assets. Based on a weighting of the objectively verifiable negative evidence in the form of cumulative operating losses over the three year period ended June 30, 2015, management believes that it is not more-likely-than-not that the deferred tax assets will be realized and, accordingly, a full valuation allowance has been established. The valuation allowance decreased $3.6 million during the fiscal year ended June 30, 2015, which is attributed to the consumption of $2.5 million in tax benefits from domestic net operating loss carry forwards and a decrease of $1.1 million attributed to re-measurement of the remaining net deferred tax assets which continue to bear a full valuation allowance. The valuation allowance increased $4.6 million and $2.9 million during the fiscal years ended June 30, 2014 and 2013, respectively, with such increases being attributed to the re-measurement of the net deferred tax assets at the respective year-end dates.

The Company has tax net operating loss and tax credit carry forwards in its individual tax jurisdictions. At June 30, 2015, the Company had U.S. federal net operating loss carry forwards of approximately $55.1 million, which expire at various dates between calendar years 2023 and 2035. The utilization of certain of these loss and tax credit carry forwards may be limited by Sections 382 and 383 of the Internal Revenue Code as a result of historical or future changes in the Company’s ownership. At June 30, 2015, the Company had state net operating loss carry forwards of approximately $14.2 million, which expire between 2033 and 2035, as well as U.S. federal and state research and development tax credit carry forwards of approximately $742,000, which expire at various dates between calendar years 2016 and 2035. In addition, at June 30, 2015 the Company had net operating loss carry forwards in the U.K. of £19.8 million (approximately $31.1 million), which are not subject to any expiration dates.

The Company’s U.S. federal income tax returns for calendar years 2003 through 2014 remain subject to examination by the Internal Revenue Service. The Company’s U.K. tax returns for fiscal years 2006 through 2014 remain subject to examination. The Australian tax returns for the Company’s predecessor for fiscal years 2004 through 2008 remain subject to examination.

Through June 30, 2015, the Company had no unrecognized tax benefits in its consolidated statements of comprehensive income (loss) and no unrecognized tax benefits in its consolidated balance sheets as of June 30, 2015 or 2014.

As of June 30, 2015 and 2014, the Company had no accrued penalties or interest related to uncertain tax positions.

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

At June 30, 2015, the Company’s total future minimum lease payments under non-cancellable operating leases were as follows (in thousands):

Fiscal Year:
2016	$482
2017	482
2018	437
2019	359
2020	—

$1,760

Rent expense related to the Company’s real estate and other operating leases charged to operations was approximately $494,000 for fiscal 2015, $485,000 for fiscal 2014 and $454,000 for fiscal 2013.

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

(b)	Geographic Area Information

The following table summarizes the Company’s revenues and long-lived assets, net, by geographic area (in thousands):

	Revenues			Long-lived assets, net
	2015	2014	2013	2015	2014
U.S.	$26,465	$3,248	$1,873	$273	$248
U.K.	100	225	270	65	49

Consolidated	$26,565	$3,473	$2,143	$338	$297

15.	Quarterly Financial Data (unaudited)

The following table summarizes the quarterly results of operations for the years ended June 30, 2015 and 2014 (in thousands except per share amounts):

	Fiscal Year 2015
	First Quarter Ended September 30, 2014	Second Quarter Ended December 31, 2014	Third Quarter Ended March 31, 2015	Fourth Quarter Ended June 30, 2015	Year Ended June 30, 2015
	(1)
Total revenues	$25,307	$521	$328	$409	$26,565
Operating income (loss)	20,789	(4,116)	(5,052)	(5,200)	6,421
Net income (loss)	20,566	(4,075)	(4,998)	(5,146)	6,347

Net income (loss) per share:
Basic	$0.70	$(0.14)	$(0.17)	$(0.17)	$0.22

Diluted	$0.67	$(0.14)	$(0.17)	$(0.17)	$0.21

Weighted average common shares:
Basic	29,323	29,367	29,412	29,412	29,378

Diluted	30,765	29,367	29,412	29,412	30,584

	Fiscal Year 2014
	First Quarter Ended September 30, 2013	Second Quarter Ended December 31, 2013	Third Quarter Ended March 31, 2014	Fourth Quarter Ended June 30, 2014	Year Ended June 30, 2014
			(2)
Total revenues	$597	$592	$1,992	$292	$3,473
Operating loss	(3,718)	(3,541)	(2,219)	(4,012)	(13,490)
Net loss	(3,687)	(3,514)	(2,187)	(3,967)	(13,355)

Net loss per share—basic and diluted	$(0.14)	$(0.13)	$(0.08)	$(0.14)	$(0.49)

Weighted average common shares—basic and diluted	25,918	26,953	27,672	29,256	27,444

(1)	Results for the first quarter of fiscal 2015 included $25.0 million of revenue as a result of the FDA approval of ILUVIEN under the Company’s collaboration agreement with Alimera (see Note 3).

(2)	Results for the third quarter of fiscal 2014 included $1.5 million of revenue for recognition of arrangement consideration upon resolution of a contingency associated with completion of a feasibility study agreement (see Note 3).