Form 10-Q
period 2015-09-30
pSivida Corp.
filed 2015-11-06
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

There were 29,417,365 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 2, 2015.

PSIVIDA CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	September 30, 2015	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$14,088	$19,121
Marketable securities	9,917	9,414
Accounts and other receivables	569	622
Prepaid expenses and other current assets	589	681

Total current assets	25,163	29,838
Property and equipment, net	318	338
Intangible assets, net	1,713	1,925
Other assets	116	116
Restricted cash	150	150

Total assets	$27,460	$32,367

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$893	$744
Accrued expenses	2,067	2,571
Deferred revenue	33	33

Total current liabilities	2,993	3,348
Deferred revenue, less current portion	5,587	5,596
Deferred rent	57	55

Total liabilities	8,637	8,999

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 60,000,000 shares authorized, 29,417,365 and 29,412,365 shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively	29	29
Additional paid-in capital	293,474	293,060
Accumulated deficit	(275,599)	(270,666)
Accumulated other comprehensive income	919	945

Total stockholders’ equity	18,823	23,368

Total liabilities and stockholders’ equity	$27,460	$32,367

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended September 30,
	2015	2014
Revenues:
Collaborative research and development	$180	$25,081
Royalty income	286	226

Total revenues	466	25,307

Operating expenses:
Research and development	3,482	2,784
General and administrative	1,968	1,734

Total operating expenses	5,450	4,518

(Loss) income from operations	(4,984)	20,789
Interest and other income	10	3

(Loss) income before income taxes	(4,974)	20,792
Income tax benefit (expense)	41	(226)

Net (loss) income	$(4,933)	$20,566

Net (loss) income per common share:
Basic	$(0.17)	$0.70

Diluted	$(0.17)	$0.67

Weighted average common shares:
Basic	29,416	29,323

Diluted	29,416	30,765

Net (loss) income	$(4,933)	$20,566

Other comprehensive (loss) income:
Foreign currency translation adjustments	(28)	(50)
Net unrealized gain (loss) on marketable securities	2	(3)

Other comprehensive loss	(26)	(53)

Comprehensive (loss) income	$(4,959)	$20,513

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Number of	Par Value
	Shares	Amount

Balance at July 1, 2015	29,412,365	$29	$293,060	$(270,666)	$945	$23,368

Net loss	—	—	—	(4,933)	—	(4,933)
Other comprehensive loss	—	—	—	—	(26)	(26)
Exercise of stock options	5,000	—	9	—	—	9
Stock-based compensation	—	—	405	—	—	405

Balance at September 30, 2015	29,417,365	$29	$293,474	$(275,599)	$919	$18,823

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(4,933)	$20,566

Adjustments to reconcile net (loss) income to cash flows from operating activities:
Amortization of intangible assets	192	196
Depreciation of property and equipment	29	35
Stock-based compensation expense	405	309
Amortization of bond premium on marketable securities	34	18
Changes in operating assets and liabilities:
Accounts receivable and other current assets	136	(25,323)
Accounts payable and accrued expenses	(350)	235
Deferred revenue	(8)	(35)
Deferred rent	2	5

Net cash used in operating activities	(4,493)	(3,994)

Cash flows from investing activities:
Purchases of marketable securities	(2,535)	(251)
Maturities of marketable securities	2,000	250
Purchases of property and equipment	(11)	(6)

Net cash used in investing activities	(546)	(7)

Cash flows from financing activities:
Proceeds from exercise of stock options	9	56

Net cash provided by financing activities	9	56

Effect of foreign exchange rate changes on cash and cash equivalents	(3)	(5)

Net decrease in cash and cash equivalents	(5,033)	(3,950)
Cash and cash equivalents at beginning of period	19,121	15,334

Cash and cash equivalents at end of period	$14,088	$11,384

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Operations and Basis of Presentation

The accompanying condensed consolidated financial statements of pSivida Corp. and subsidiaries (the “Company”) as of September 30, 2015 and for the three months ended September 30, 2015 and 2014 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2015. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended June 30, 2015, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive (loss) income and cash flows for the periods indicated. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year or any future period.

The Company develops sustained-release pharmaceutical products for treating eye diseases. Its products deliver drugs at a controlled and steady rate for months or years. The Company has developed three of only four sustained-release products approved by the U.S. Food and Drug Administration (“FDA”) for treatment of back-of-the-eye diseases. The Company’s lead product candidate Medidur™ is in pivotal Phase III clinical trials, and its lead licensed product ILUVIEN® is sold in the U.S. and three European Union (“EU”) countries. The Company’s pre-clinical development program is focused primarily on developing products for chronic ophthalmic diseases utilizing its two core technology platforms. The Company’s strategy includes developing products independently while continuing to leverage its technology platforms through collaborations and license agreements.

Medidur is an injectable, sustained-release micro-insert designed to treat chronic non-infectious uveitis affecting the posterior segment of the eye (“posterior uveitis”) for three years from a single administration. Medidur, which is the same micro-insert as ILUVIEN, is in two Phase III trials. The Company plans to file a new drug application (“NDA”) in the first half of 2017 based on six-month efficacy data from both trials and data from a short-duration utilization study of its redesigned proprietary inserter, together with data referenced from the Phase III trials of ILUVIEN. The Company is developing Medidur independently.

ILUVIEN®, the Company’s most recently approved product, is an injectable, sustained-release micro-insert that provides treatment of diabetic macular edema (“DME”) for up to three years from a single administration. ILUVIEN is licensed to and sold by Alimera Sciences, Inc. (“Alimera”), and the Company is entitled to a share of the net profits (as defined) from Alimera’s sales of ILUVIEN on a quarter-by-quarter, country-by-country basis. ILUVIEN was launched in late February 2015 in the U.S., where it is indicated for the treatment of DME in patients previously treated with a course of corticosteroids without a clinically significant rise in intraocular pressure. ILUVIEN was also launched in Portugal in January 2015, and has been commercially available in the United Kingdom and Germany since June 2013. ILUVIEN has marketing approvals in 17 EU countries for the treatment of chronic DME considered insufficiently responsive to available therapies.

Distribution, regulatory and reimbursement matters for ILUVIEN for DME in Australia and New Zealand, Canada and Italy have been sublicensed.

The Company’s FDA-approved Retisert® provides sustained release treatment of posterior uveitis for approximately two and a half years. It is licensed to Bausch & Lomb, and the Company receives royalties from its sales.

The Company’s pre-clinical development program is focused on developing products using its Durasert™ and Tethadur™ technology platforms to deliver drugs and biologics to treat wet and dry age-related macular degeneration (“AMD”), glaucoma, osteoarthritis and other diseases.

The Company has a history of operating losses and has financed its operations primarily from the receipt of license fees, milestone payments, research and development funding and royalty income from its collaboration partners and from proceeds of sales of its equity securities. The Company believes that its cash, cash equivalents and marketable securities of $24.0 million at

September 30, 2015, together with expected cash inflows under existing collaboration agreements, will enable the Company to maintain its current and planned operations (including its two Medidur Phase III clinical trials) into early calendar year 2017. This estimate excludes any potential receipts from the commercialization of ILUVIEN. The Company’s ability to fund its planned operations beyond then, including completion of clinical development of Medidur, is expected to depend on the amount and timing of cash receipts under the Alimera collaboration agreement, as well as proceeds from any future collaboration or other agreements and/or financing transactions.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. ASU 2014-15 provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the potential impact of adopting this standard on its financial statements.

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

The Company’s performance obligations ended on December 31, 2009, and, accordingly, all amounts received thereafter under the Alimera Agreement are recognized as revenue upon receipt or at such earlier date, if applicable, on which any such amounts are both fixed and determinable and reasonably assured of collectability.

Revenue under the Alimera Agreement totaled $163,000 and $25.0 million for the three months ended September 30, 2015 and 2014, respectively. In addition to patent fee reimbursements in both periods, the Company earned $157,000 of non-royalty sublicense consideration during the three months ended September 30, 2015 and a $25.0 million milestone as a result of the FDA approval of ILUVIEN during the three months ended September 30, 2014.

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

As a result of the material modification of the Pfizer arrangement, the estimated selling price of the combined deliverables under the Restated Pfizer Agreement of $6.7 million is being recognized as collaborative research and development revenue over the expected performance period using the proportional performance method. As of September 30, 2015, the Company continues to evaluate whether to undertake Phase II clinical trials and, consequently, the Company cannot currently estimate the remaining performance period and has therefore not recognized any additional revenue. As a result, the current portion of deferred revenue was $0 at each of September 30, 2015 and June 30, 2015. Total deferred revenue was approximately $5.6 million at each of September 30, 2015 and June 30, 2015. The Company recorded no collaborative research and development revenue during each of the three-month periods ended September 30, 2015 and 2014. Costs associated with developing the Latanoprost Product are reflected in operating expenses in the period in which they are incurred.

Pfizer owned approximately 6.3% of the Company’s outstanding common stock at September 30, 2015.

Bausch & Lomb

Pursuant to a licensing and development agreement, as amended, Bausch & Lomb has a worldwide exclusive license to make and sell Retisert in return for royalties based on sales. Bausch & Lomb was also licensed to make and sell Vitrasert, an implant for sustained treatment of CMV retinitis, but discontinued sales in the second quarter of fiscal 2013 following patent expiration.

Royalty income totaled $286,000 and $226,000 for the three months ended September 30, 2015 and 2014, respectively. Accounts receivable from Bausch & Lomb totaled $295,000 at September 30, 2015 and $371,000 at June 30, 2015.

Enigma Therapeutics

The Company entered into an exclusive, worldwide royalty-bearing license agreement in December 2012, amended and restated in March 2013, with Enigma Therapeutics Limited (“Enigma”) for the development of BrachySil, the Company’s BioSilicon product candidate for the treatment of pancreatic and other types of cancer. The Company received an upfront fee of $100,000 and is entitled to 8% sales-based royalties, 20% of sublicense consideration and milestone payments based on aggregate product sales. Enigma is obligated to pay an annual license maintenance fee of $100,000 by the end of each calendar year, the first of which was received in January 2014. For each calendar year commencing with 2014, the Company is entitled to receive reimbursement of any patent maintenance costs, sales-based royalties and sub-licensee sales-based royalties earned, but only to the extent such amounts, in the aggregate, exceed the $100,000 annual license maintenance fee. The Company has no consequential performance obligations under the Enigma license agreement and, accordingly, any amounts to which the Company is entitled under the agreement are recognized as revenue on the earlier of receipt or when collectability is reasonably assured. There was no revenue related to the Enigma agreement during each of the three-month periods ended September 30, 2015 and 2014. As of September 30, 2015, no deferred revenue was recorded for this agreement.

Evaluation Agreements

The Company from time to time enters into funded agreements to evaluate the potential use of its technology systems for sustained release of third party drug candidates in the treatment of various diseases. Consideration received is generally recognized as revenue over the term of the feasibility study agreement. Revenue recognition for consideration, if any, related to a license option right is assessed based on the terms of any such future license agreement or is otherwise recognized at the completion of the evaluation agreement. Revenues under evaluation agreements totaled $8,000 and $35,000 for the three months ended September 30, 2015 and 2014, respectively.

3.	Intangible Assets

The reconciliation of intangible assets for the three months ended September 30, 2015 and for the year ended June 30, 2015 was as follows (in thousands):

	Three Months Ended September 30, 2015	Year Ended June 30, 2015
Patented technologies
Gross carrying amount at beginning of period	$39,710	$41,689
Foreign currency translation adjustments	(835)	(1,979)

Gross carrying amount at end of period	38,875	39,710

Accumulated amortization at beginning of period	(37,785)	(38,924)
Amortization expense	(192)	(770)
Foreign currency translation adjustments	815	1,909

Accumulated amortization at end of period	(37,162)	(37,785)

Net book value at end of period	$1,713	$1,925

The Company amortizes its intangible assets with finite lives on a straight-line basis over their respective estimated useful lives. Amortization of intangible assets totaled $192,000 and $196,000 for the three months ended September 30, 2015 and 2014, respectively. The carrying value of intangible assets at September 30, 2015 of $1.7 million (approximately $1.2 million attributable to the Durasert technology and $0.5 million attributable to the BioSilicon™ technology (including Tethadur)) is expected to be amortized on a straight-line basis over the remaining estimated useful life of 2.25 years, or approximately $761,000 per year.

4.	Marketable Securities

The amortized cost, unrealized loss and fair value of the Company’s available-for-sale marketable securities at September 30, 2015 and June 30, 2015 were as follows (in thousands):

	September 30, 2015
	Amortized Cost	Unrealized Loss	Fair Value
Corporate bonds	$9,920	$(3)	$9,917

	June 30, 2015
	Amortized Cost	Unrealized Loss	Fair Value
Corporate bonds	$9,419	$(5)	$9,414

During the three months ended September 30, 2015, $2.5 million of marketable securities were purchased and $2.0 million of such securities matured. At September 30, 2015, the marketable securities had maturities ranging from 0.3 to 9.6 months, with a weighted average maturity of 4.3 months.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. At September 30, 2015 and June 30, 2015, substantially all of the Company’s interest-bearing cash equivalent balances were concentrated in one institutional money market fund that has investments consisting primarily of certificates of deposit, commercial paper, time deposits, U.S. government agencies, treasury bills and treasury repurchase agreements. These deposits may be redeemed upon demand and, therefore, generally have minimal risk.

The Company’s cash equivalents and marketable securities are classified within Level 1 or Level 2 on the basis of valuations using quoted market prices or alternative pricing sources and models utilizing market observable inputs, respectively. Certain of the Company’s corporate debt securities were valued based on quoted prices for the specific securities in an active market and were therefore classified as Level 1. The remaining marketable securities have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and ask prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security, and have been classified as Level 2. The following tables summarize the Company’s assets carried at fair value measured on a recurring basis at September 30, 2015 and June 30, 2015 by valuation hierarchy (in thousands):

	September 30, 2015
	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$11,602	$11,602	$—	$—
Marketable securities
Corporate bonds	9,917	5,574	4,343	—

	$21,519	$17,176	$4,343	$—

	June 30, 2015
	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$15,835	$15,835	$—	$—
Marketable securities
Corporate bonds	9,414	7,413	2,001	—

	$25,249	$23,248	$2,001	$—

6.	Accrued Expenses

Accrued expenses consisted of the following at September 30, 2015 and June 30, 2015 (in thousands):

	September 30, 2015	June 30, 2015
Clinical trial costs	$1,418	$1,424
Personnel costs	344	735
Professional fees	280	384
Other	25	28

	$2,067	$2,571

7.	Stockholders’ Equity

In December 2013, the Company entered into an at-the-market (“ATM”) program pursuant to which the Company may, at its option, offer and sell shares of its common stock from time to time for an aggregate offering price of up to $19.2 million, representing the then remaining balance of the Company’s shelf registration statement. In connection with execution of the ATM program, the Company incurred transaction costs of $153,000. In addition, the Company pays the sales agent a commission of up to 3.0% of the gross proceeds from the sale of such shares. During the three-month periods ended September 30, 2015 and 2014, the Company did not sell any shares under this program.

Warrants to Purchase Common Shares

During each of the three-month periods ended September 30, 2015 and 2014, a total of 1,176,105 warrants to purchase common shares were outstanding and exercisable at a weighted-average exercise price of $3.67. At September 30, 2015, the remaining term of these warrants ranged from approximately 4 months to 1.9 years, representing a weighted average period of 1.1 years.

Incentive Plan

The Company’s 2008 Incentive Plan (the “2008 Plan”) provides for the issuance of stock options and other stock awards to directors, employees and consultants. At September 30, 2015, a total of 7,091,255 shares of common stock were authorized for issuance under the 2008 Plan, of which 1,427,791 were available for grant of future awards. Shares issuable under the 2008 Plan are subject to an annual increase pursuant to the terms of the plan. The following table provides a reconciliation of stock option activity under the 2008 Plan for the three months ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at July 1, 2015	4,447,975	$3.36
Granted	446,000	4.09
Exercised	(5,000)	1.81

Outstanding at September 30, 2015	4,888,975	$3.42	6.33	$2,839

Outstanding at September 30, 2015 - vested and unvested and expected to vest	4,795,301	$3.41	6.28	$2,829

Exercisable at September 30, 2015	3,490,538	$3.19	5.36	$2,667

During the three months ended September 30, 2015, the Company granted 446,000 options to employees with ratable annual vesting over 4 years and a 10-year term. The weighted-average grant date fair value of these options was $2.87 per share. A total of 601,355 options vested during the three months ended September 30, 2015. In determining the grant date fair value of options, the Company uses the Black-Scholes option pricing model. The Company calculated the Black-Scholes value of options awarded during the three months ended September 30, 2015 based on the following key assumptions:

Option life (in years)	6.25
Stock volatility	80%
Risk-free interest rate	1.89%
Expected dividends	0%

Stock-Based Compensation Expense

The Company’s statements of comprehensive (loss) income included total compensation expense from stock-based payment awards for the three months ended September 30, 2015 and 2014, as follows (in thousands):

	Three Months Ended September 30,
	2015	2014
Compensation expense included in:
Research and development	$145	$112
General and administrative	260	197

	$405	$309

At September 30, 2015, there was approximately $2.4 million of unrecognized compensation expense related to unvested options under the 2008 Plan, which is expected to be recognized as expense over a weighted average period of approximately 2.0 years.

8.	Income Taxes

The Company recognizes deferred tax assets and liabilities for estimated future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. Because of its historical losses from operations, the Company established a valuation allowance for the net deferred tax assets. The Company recorded an income tax benefit of $41,000 for the three months ended September 30, 2015 and income tax expense of $226,000 for the three months ended September 30, 2014. The Company recorded $4,000 and $260,000 of federal alternative minimum tax expense for the three months ended September 30, 2015 and 2014, respectively, as a result of taxable income for the tax year ended December 31, 2014, which was primarily attributable to revenue recognition of the $25.0 million FDA approval milestone. Earned foreign research and development tax credits totaled $45,000 and $34,000 for the three months ended September 30, 2015 and 2014, respectively.

For the three months ended September 30, 2015 and 2014, the Company had no significant unrecognized tax benefits. At September 30, 2015 and June 30, 2015, the Company had no accrued penalties or interest related to uncertain tax positions.

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

The following table reconciles the number of shares used to compute basic and diluted net (loss) income per share:

	Three Months Ended September 30,
	2015	2014
Number of common shares - basic	29,415,572	29,322,708
Effect of dilutive securities:
Stock options	—	1,164,260
Warrants	—	277,926

Number of common shares - diluted	29,415,572	30,764,894

Potential common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	September 30,
	2015	2014
Options outstanding	4,888,975	1,230,724
Warrants outstanding	1,176,105	552,500

	6,065,080	1,783,224

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements: uncertainties with respect to: our ability to achieve profitable operations and access to capital; fluctuations in operating results; further impairment of our intangible assets; fluctuations in our operating results; declines in Retisert royalties; successful commercialization of, and receipt of revenues from, ILUVIEN for DME; the effect of pricing and reimbursement decisions on sales of ILUVIEN for DME; consequences of fluocinolone acetonide side effects; safety and efficacy results of our Medidur Phase III trials, timing of filing and acceptance of the Medidur NDA, if at all; ability to use data in a U.S. NDA from trials outside the U.S.; any exercise by Pfizer of its option with respect to the latanoprost product; our ability to develop Tethadur to successfully deliver large biologic molecules and develop products using it; our ability to successfully develop product candidates, initiate and complete clinical trials and receive regulatory approvals; our ability to market and sell products; the success of current and future license agreements; termination or breach of current license agreements; effects of competition and other developments affecting sales of products; market acceptance of products; effects of guidelines, recommendations and studies; protection of intellectual property and avoiding intellectual property infringement; retention of key personnel; product liability; industry consolidation; compliance with environmental laws; manufacturing risks; risks and costs of international business operations; legislative or regulatory changes; volatility of stock price; possible dilution; absence of dividends; and other factors described in our filings with the SEC. You should read and interpret any forward-looking statements together with these risks. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

Our forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes makes it clear that any projected results expressed or implied in such statements will not be realized.

Our Business

We develop sustained-release pharmaceutical products for treating eye diseases. Our products deliver drugs at a controlled and steady rate for months or years. We have developed three of only four sustained-release products approved by the U.S. Food and Drug Administration (“FDA”) for treatment of back-of-the-eye diseases. Our lead product candidate Medidur™ is in pivotal Phase III clinical trials, and our lead licensed product ILUVIEN® is sold in the U.S. and three European Union (“EU”) countries. Our pre-clinical development program is focused primarily on developing products for chronic ophthalmic diseases utilizing our two core technology platforms. Our strategy includes developing products independently while continuing to leverage our technology platforms through collaborations and license agreements.

Medidur is an injectable, sustained-release micro-insert designed to treat chronic non-infectious uveitis affecting the posterior segment of the eye (“posterior uveitis”) for three years from a single administration. Medidur, which is the same micro-insert as ILUVIEN, is in two Phase III clinical trials. We plan to file a new drug application (“NDA”) in the first half of 2017 based on six-month efficacy data from both trials and data from a short-duration utilization study of our redesigned proprietary inserter, together with data referenced from the Phase III trials of ILUVIEN. We are developing Medidur independently.

ILUVIEN, our most recently approved product, is an injectable, sustained-release micro-insert that provides treatment of diabetic macular edema (“DME”) for up to three years from a single administration. ILUVIEN is licensed to and sold by Alimera Sciences, Inc. (“Alimera”), and we are entitled a share of the net profits (as defined) from Alimera’s sales of ILUVIEN on a quarter-by-quarter, country-by-country basis. ILUVIEN was launched in late February 2015 in the U.S., where it is indicated for the treatment of DME in patients previously treated with a course of corticosteroids without a clinically significant rise in intraocular pressure. ILUVIEN was also launched in Portugal in January 2015 and has been commercially available in the United Kingdom and Germany since June 2013. ILUVIEN has marketing approvals in 17 EU countries for the treatment of chronic DME considered insufficiently responsive to available therapies.

Distribution, regulatory and reimbursement matters for ILUVIEN for DME in Australia and New Zealand, Canada and Italy have been sublicensed. We are entitled to 20% of any royalties and 33% of all other payments received by Alimera, including any milestone payments.

Our FDA-approved Retisert® provides sustained release treatment of posterior uveitis for approximately two and a half years. It is licensed to Bausch & Lomb, and we receive royalties from its sales.

Our pre-clinical development program is focused on developing products using our Durasert™ and Tethadur™ technology platforms to deliver drugs and biologics to treat wet and dry age-related macular degeneration (“AMD”), glaucoma, osteoarthritis and other diseases.

Durasert™, Medidur™, BioSilicon™ and Tethadur™ are our trademarks, Retisert® is Bausch & Lomb’s trademark, and ILUVIEN® is Alimera’s trademark.

All information in this Form 10-Q with respect to ILUVIEN, including regulatory and marketing information, and Alimera’s plans and intentions, reflects information reported by Alimera.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires that we make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates, judgments and assumptions on historical experience, anticipated results and trends, and on various other factors that we believe are reasonable under the circumstances at the time. By their nature, these estimates, judgments and assumptions are subject to an inherent degree of uncertainty. Actual results may differ from our estimates under different assumptions or conditions. In our Annual Report on Form 10-K for the year ended June 30, 2015 (“fiscal year 2015”), we set forth our critical accounting policies and estimates, which included revenue recognition and recognition of expense in outsourced clinical trial agreements. There have been no material changes to our critical accounting policies from the information provided in our Annual Report on Form 10-K for fiscal year 2015.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014:

	Three Months Ended September 30,		Change
	2015	2014	Amounts	%
	(In thousands except percentages)

Revenues:
Collaborative research and development	$180	$25,081	$(24,901)	**
Royalty income	286	226	60	27%

Total revenues	466	25,307	(24,841)	**

Operating expenses:
Research and development	3,482	2,784	698	25%
General and administrative	1,968	1,734	234	13%

Total operating expenses	5,450	4,518	932	21%

(Loss) income from operations	(4,984)	20,789	(25,773)	**
Interest and other income	10	3	7	233%

(Loss) income before income taxes	(4,974)	20,792	(25,766)	**
Income tax benefit (expense)	41	(226)	267	**

Net (loss) income	$(4,933)	$20,566	$(25,499)	**

**	percentages not meaningful due to the effect of the $25.0 million non-recurring revenue in the prior-year quarter

Revenues

Collaborative research and development revenues totaled $180,000 for the three months ended September 30, 2015 compared to $25.1 million for the three months ended September 30, 2014. This decrease was primarily attributable to recognition of the $25.0 million FDA approval milestone earned from Alimera in the prior-year period.

We are entitled to share in net profits, on a quarter-by-quarter and country-by-country basis, from sales of ILUVIEN by our licensee and are also entitled to 20% of royalties and 33% of non-royalty consideration received by Alimera wherever it sublicenses commercialization of ILUVIEN. During the three months ended September 30, 2015, we received $157,000 of collaborative research and development revenue attributable to a sublicense arrangement. We did not receive any net profit share from Alimera’s direct sales of ILUVIEN in the three months ended September 30, 2015 and 2014. We do not know when and if we will receive future net profit payments with respect to any country where Alimera sells ILUVIEN or payments with respect to countries where Alimera sublicenses the sale of ILUVIEN.

Royalty income increased by $60,000, or 27%, to $286,000 for the three months ended September 30, 2015 compared to $226,000 for the three months ended September 30, 2014.

Research and Development

Research and development increased by $698,000, or 25%, to $3.5 million for the three months ended September 30, 2015 from $2.8 million for the same quarter a year earlier, primarily reflecting increased CRO costs for the clinical development of Medidur for posterior uveitis. We expect to continue to incur significant research and development expense for Medidur during the remainder of fiscal year 2016 and in future periods until completion of Medidur clinical development.

General and Administrative

General and administrative increased by $234,000, or 13%, to $2.0 million for the three months ended September 30, 2015 from $1.7 million for the same period in the prior year, primarily attributable to higher professional fees and stock-based compensation.

Income Tax Benefit (Expense)

Income tax benefit of $41,000 for the three months ended September 30, 2015 compared to income tax expense of $226,000 for the three months ended September 30, 2014. Federal alternative minimum tax expense attributable to taxable income for the tax year ended December 31, 2014 totaled $4,000 and $260,000 for the three months ended September 30, 2015 and 2014, respectively. In addition, refundable foreign research and development tax credits totaled $45,000 and $34,000 for the three months ended September 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Our first quarter fiscal 2016 operations were financed primarily from the prior year receipt from Alimera of the $25.0 million ILUVIEN FDA approval milestone. At September 30, 2015, our principal sources of liquidity were cash, cash equivalents and marketable securities that totaled $24.0 million.

With the exception of net income in fiscal 2015 resulting from the $25.0 million milestone, we have generally incurred operating losses since inception, and at September 30, 2015, we had a total accumulated deficit of $275.6 million. We have financed our operations primarily from the receipt of license fees, milestone payments, research and development funding and royalty income from our collaboration partners, and from proceeds of sales of our equity securities. We do not currently have any assured sources of future revenue and we expect negative cash flows from operations in subsequent quarters unless and until such time as we receive sufficient revenues from commercialization of ILUVIEN or one or more of our other product candidates achieve regulatory approval and provide us sufficient revenues. We believe that our capital resources at September 30, 2015, together with expected cash inflows under existing collaboration agreements, will enable us to fund our operations as currently planned into early calendar year 2017. This estimate excludes any potential receipts under our Alimera collaboration agreement. Our ability to fund our planned operations beyond then, including completion of clinical development of Medidur, is expected to depend on the amount and timing of cash receipts under the Alimera collaboration agreement, as well as proceeds from any future collaboration or other agreements and/or any financing transactions. There is no assurance that we will receive significant, if any, revenues from future sales of ILUVIEN or cash from any other sources.

Whether we will require, or desire, to raise additional capital will be influenced by many factors, including, but not limited to:

•	whether, when and to what extent we receive revenues with respect to commercialization of ILUVIEN;

•	the timing and cost of development, approval and marketing of Medidur for posterior uveitis;

•	whether and to what extent we internally fund, whether and when we initiate, and how we conduct product development programs;

•	the amount of Retisert royalties and other payments we receive under collaboration agreements;

•	whether and when we initiate Phase II clinical trials for the Latanoprost Product and whether and when Pfizer exercises its option;

•	whether and when we enter into strategic arrangements for our product candidates and the nature of those arrangements;

•	timely and successful development, regulatory approval and commercialization of our products and product candidates;

•	the costs involved in preparing, filing, prosecuting and maintaining patents, and defending and enforcing patent claims;

•	changes in our operating plan, resulting in increases or decreases in our need for capital; and

•	our views on the availability, timing and desirability of raising capital.

Management currently believes that extending our cash position beyond early calendar year 2017 from operations depends significantly on possible cash flows from the successful commercialization of ILUVIEN for DME by Alimera. However, there is no assurance that ILUVIEN for DME will achieve market acceptance in the U.S. or the EU or that we will receive significant, if any, future revenues arising from ILUVIEN for DME.

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

Our consolidated statements of historical cash flows are summarized as follows (in thousands):

	Three Months Ended September 30,
	2015	2014	Change
Net (loss) income:	$(4,933)	$20,566	$(25,499)
Changes in operating assets and liabilities	(220)	(25,118)	24,898
Other adjustments to reconcile net (loss) income to cash flows from operating activities	660	558	102

Net cash used in operating activities	$(4,493)	$(3,994)	$(499)

Net cash used in investing activities	$(546)	$(7)	$(539)

Net cash provided by financing activities	$9	$56	$(47)

Net cash used in operating activities increased by $499,000 on a comparative basis and consisted of an approximate $700,000 increase in operating cash outflows, partially offset by an approximate $200,000 increase of collaborative research and development and royalty operating cash inflows. Higher operating cash outflows consisted primarily of increases of $485,000 for CRO payments associated with Medidur clinical development, $190,000 of professional fees, $130,000 of pre-clinical and other third party research costs and $80,000 of personnel and benefit costs, partially offset by an approximate $230,000 decrease in incentive compensation awards. Higher operating cash inflows resulted primarily from the receipt of $157,000 of sublicense consideration from Alimera.

Net cash used in investing activities consisted of $535,000 of purchases of marketable securities, net of maturities, during the three months ended September 30, 2015.

Net cash provided by financing activities for the three months ended September 30, 2015 and 2014 consisted of $9,000 and $56,000, respectively, of proceeds from the exercise of stock options.

We had no borrowings or line of credit facilities as of September 30, 2015.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2015 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rates

We conduct operations in two principal currencies, the U.S. dollar and the Pound Sterling (£). The U.S. dollar is the functional currency for our U.S. operations, and the Pound Sterling is the functional currency for our U.K. operations. Changes in the foreign exchange rate of the U.S. dollar and Pound Sterling impact the net operating expenses of our U.K. operations. The strengthening of the U.S. dollar during the three months ended September 30, 2015 compared to the prior year’s quarter resulted in a net decrease in research and development expenses of $33,000. For every incremental 5% strengthening or weakening of the weighted average exchange rate of the U.S. dollar in relation to the Pound Sterling, our research and development expense for the three months ended September 30, 2015 would have decreased or increased by $21,000, respectively. All cash and cash equivalents, and most other asset and liability balances, are denominated in each entity’s functional currency and, accordingly, we do not consider our statement of comprehensive (loss) income exposure to realized and unrealized foreign currency gains and losses to be significant.

Changes in the foreign exchange rate of the Pound Sterling to the U.S. dollar also impacted total stockholders’ equity. As reported in the statement of comprehensive (loss) income, the relative strengthening of the U.S. dollar in relation to the Pound Sterling at September 30, 2015 compared to June 30, 2015 resulted in $28,000 of other comprehensive loss for the three months ended September 30, 2015 due to the translation of £508,000 of net assets of our U.K. operations, predominantly the BioSilicon (including Tethadur) technology intangible asset, into U.S. dollars. For every incremental 5% strengthening or weakening of the U.S. dollar at September 30, 2015 in relation to the Pound Sterling, our stockholders’ equity at September 30, 2015 would have decreased or increased, respectively, by $38,000.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the Securities and Exchange Commission (the “SEC”) on September 10, 2015.

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from pSivida Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

pSivida Corp.

Date: November 6, 2015	By:	/s/ Paul Ashton
	Name:	Paul Ashton
	Title:	President and Chief Executive Officer