Form 10-Q
period 2016-09-30
pSivida Corp.
filed 2016-11-08
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

There were 34,176,999 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 3, 2016.

PSIVIDA CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	September 30, 2016	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$14,308	$15,313
Marketable securities	8,238	13,679
Accounts and other receivables	462	488
Prepaid expenses and other current assets	495	483

Total current assets	23,503	29,963
Property and equipment, net	257	290
Intangible assets, net	910	1,102
Other assets	113	114
Restricted cash	150	150

Total assets	$24,933	$31,619

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,015	$1,363
Accrued expenses	3,688	3,583
Deferred revenue	139	147

Total current liabilities	4,842	5,093
Deferred revenue, less current portion	5,585	5,585
Deferred rent	58	60

Total liabilities	10,485	10,738

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 60,000,000 shares authorized, 34,176,999 and 34,172,919 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	34	34
Additional paid-in capital	312,951	312,208
Accumulated deficit	(299,375)	(292,213)
Accumulated other comprehensive income	838	852

Total stockholders’ equity	14,448	20,881

Total liabilities and stockholders’ equity	$24,933	$31,619

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended September 30,
	2016	2015
Revenues:
Collaborative research and development	$34	$180
Royalty income	243	286

Total revenues	277	466

Operating expenses:
Research and development	4,178	3,482
General and administrative	3,285	1,968

Total operating expenses	7,463	5,450

Loss from operations	(7,186)	(4,984)
Interest and other income	24	10

Loss before income taxes	(7,162)	(4,974)
Income tax benefit	—	41

Net loss	$(7,162)	$(4,933)

Net loss per common share:
Basic and diluted	$(0.21)	$(0.17)

Weighted average common shares:
Basic and diluted	34,175	29,416

Net loss	$(7,162)	$(4,933)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(15)	(28)
Net unrealized gain on marketable securities	1	2

Other comprehensive loss	(14)	(26)

Comprehensive loss	$(7,176)	$(4,959)

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value Amount
Balance at July 1, 2015	29,412,365	$29	$293,060	$(270,666)	$945	$23,368
Net loss	—	—	—	(4,933)	—	(4,933)
Other comprehensive loss	—	—	—	—	(26)	(26)
Exercise of stock options	5,000	—	9	—	—	9
Stock-based compensation	—	—	405	—	—	405

Balance at September 30, 2015	29,417,365	$29	$293,474	$(275,599)	$919	$18,823

Balance at July 1, 2016	34,172,919	$34	$312,208	$(292,213)	$852	$20,881
Net loss	—	—	—	(7,162)	—	(7,162)
Other comprehensive loss	—	—	—	—	(14)	(14)
Exercise of stock options	4,080	—	9	—	—	9
Stock-based compensation	—	—	734	—	—	734

Balance at September 30, 2016	34,176,999	$34	$312,951	$(299,375)	$838	$14,448

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,162)	$(4,933)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization of intangible assets	183	192
Depreciation of property and equipment	6	29
Stock-based compensation expense	734	405
Amortization of bond (discount) premium on marketable securities	(5)	34
Changes in operating assets and liabilities:
Accounts receivable and other current assets	8	136
Accounts payable and accrued expenses	(240)	(350)
Deferred revenue	(8)	(8)
Deferred rent	(2)	2

Net cash used in operating activities	(6,486)	(4,493)

Cash flows from investing activities:
Purchases of marketable securities	(2,053)	(2,535)
Maturities of marketable securities	7,500	2,000
Purchases of property and equipment	—	(11)
Proceeds from sale of property and equipment	33	—

Net cash provided by (used in) investing activities	5,480	(546)

Cash flows from financing activities:
Proceeds from exercise of stock options	9	9

Net cash provided by financing activities	9	9

Effect of foreign exchange rate changes on cash and cash equivalents	(8)	(3)

Net decrease in cash and cash equivalents	(1,005)	(5,033)
Cash and cash equivalents at beginning of period	15,313	19,121

Cash and cash equivalents at end of period	$14,308	$14,088

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Operations and Basis of Presentation

The accompanying condensed consolidated financial statements of pSivida Corp. and subsidiaries (the “Company”) as of September 30, 2016 and for the three months ended September 30, 2016 and 2015 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (“fiscal 2016”). In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended June 30, 2016, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods indicated. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year or any future period.

The Company currently develops proprietary sustained-release drug products for the treatment of chronic eye diseases. The Company’s products deliver drugs at a controlled and steady rate for months or years. The Company has developed three of only four sustained-release products approved by the U.S. Food and Drug Administration (“FDA”) for treatment of back-of-the-eye diseases. Durasert™ three-year non-erodible fluocinolone acetonide (“FA”) insert for posterior segment uveitis (“Durasert three-year uveitis”) (formerly known as Medidur™), the Company’s lead product candidate, is in pivotal Phase 3 clinical trials, and ILUVIEN® for diabetic macular edema (“DME”), the Company’s most recent out-licensed product, is sold in the U.S. and three European Union (“EU”) countries. The Company’s development programs are focused on developing sustained release products that utilize its core technologies to deliver approved drugs and biologics to treat chronic diseases. The Company’s strategy includes developing products independently while continuing to leverage its technology platforms through collaborations and license agreements.

Durasert three-year uveitis, the Company’s most advanced development product candidate, is designed to treat chronic non-infectious uveitis affecting the posterior segment of the eye (“posterior segment uveitis”) for three years from a single administration. Injected into the eye in an office visit, this product is a tiny micro-insert that delivers a micro-dose of a corticosteroid to the back of the eye on a sustained basis. The Company is developing Durasert three-year uveitis independently.

The first of two Phase 3 trials investigating Durasert three-year uveitis met its primary efficacy endpoint of prevention of recurrence of disease through six months with high statistical significance (p < 0.001, intent to treat analysis) and with safety data consistent with the known effects of ocular corticosteroid use. The same high statistical significance for efficacy and encouraging safety results were maintained through 12 months of follow-up. Due to the high level of statistical significance achieved, the Company plans to file its EU marketing approval application (“MAA”) based on data from the first Phase 3 trial, rather than two trials. The Company expects to file the MAA in the first half of 2017. The second Phase 3 trial completed its target enrollment of 150 patients at the end of September 2016. This trial has the same trial design and the same endpoint as the first Phase 3 trial, and a read-out of its top-line results is expected by the end of the first half of 2017. Assuming favorable results, the Company plans to file a new drug application (“NDA”) with the FDA in the second half of 2017. A utilization study of the Company’s new Durasert three-year uveitis inserter with a smaller diameter needle, which is required for both the MAA and NDA, met its primary endpoint, i.e., ease of intravitreal administration.

ILUVIEN is an injectable, sustained-release micro-insert that provides three years of treatment of DME from a single injection. ILUVIEN is based on the same technology as the Durasert three-year uveitis insert, and delivers the same steroid, FA, although it is injected using an inserter with a larger diameter needle. ILUVIEN was developed in collaboration with, and is licensed to and sold by, Alimera Sciences, Inc. (“Alimera”). The Company is entitled to a share of the net profits (as defined) from Alimera’s sales of ILUVIEN on a quarter-by-quarter, country-by-country basis. ILUVIEN has been sold in the United Kingdom (“U.K”) and Germany since June 2013 and in the U.S. and Portugal since 2015, and also has marketing approvals in 14 other European countries. Alimera has sublicensed distribution, regulatory and reimbursement matters for ILUVIEN for DME in Australia and New Zealand, Canada, Italy and the Middle East.

The Company’s FDA-approved Retisert® is an implant that provides sustained treatment of posterior segment uveitis for 30 months. Administered in a surgical procedure, Retisert delivers the same corticosteroid as the Durasert three-year non-erodible insert, but in a larger dose. Retisert was co-developed with, and is licensed to, Bausch & Lomb, and the Company receives royalties from its sales.

The Company’s development programs are focused on developing sustained release drug products using its proven Durasert technology platform to deliver small molecule drugs to treat wet and dry age-related macular degeneration (“AMD”), osteoarthritis and other diseases. A sustained-release surgical implant delivering a corticosteroid to treat pain associated with severe knee osteoarthritis that was jointly developed by the Company and Hospital for Special Surgery is currently being evaluated in an investigator-sponsored safety and tolerability study. In addition, the Company continues to develop its Tethadur™ technology platform designed to deliver large molecules, such as biologics, both locally and systemically.

The Company has a history of operating losses and has financed its operations primarily from sales of equity securities and the receipt of license fees, milestone payments, research and development funding and royalty income from its collaboration partners and from proceeds of sales of its equity securities. The Company believes that its cash, cash equivalents and marketable securities of $22.5 million at September 30, 2016, together with expected cash inflows under existing collaboration agreements, will enable the Company to maintain its current and planned operations (including its two Durasert three-year uveitis Phase 3 clinical trials) through the first quarter of fiscal 2018, and it has the ability to reduce or defer operating expenses as may be needed to fund its operations into the second fiscal quarter of 2018. This estimate excludes any potential receipts under the Alimera agreement. The Company’s ability to fund its planned operations beyond then, including completion of clinical development of Durasert three-year uveitis, is expected to depend on the amount and timing of cash receipts from Alimera’s commercialization of ILUVIEN, proceeds from any future collaboration or other agreements and/or proceeds from any financing transactions. There is no assurance that the Company will receive significant, if any, revenues from the commercialization of ILUVIEN or financing from any other sources.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, which officially deferred the effective date of ASU 2014-09 by one year, while also permitting early adoption. As a result, ASU 2014-09 will become effective on July 1, 2018, with early adoption permitted on July 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. ASU 2014-15 provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As a result, ASU 2016-02 will become effective on July 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 intends to simplify various aspects of how share-based payments are accounted for and presented in the financial statements. The main provisions include: all tax effects related to stock awards will now be recorded through the statement of operations instead of through equity, all tax-related cash flows resulting from stock awards will be reported as operating activities on the cash flow statement, and entities can make an accounting policy election to either estimate forfeitures or account for forfeitures as they occur. The amendments in ASU 2016-09 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and may be applied prospectively with earlier adoption permitted. As a result, ASU 2016-09 will become effective on July 1, 2017. The Company is evaluating the impact the amendment of this guidance will have on its consolidated financial statements.

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

Because the Company has no remaining performance obligations under the Alimera Agreement, all amounts received from Alimera are generally recognized as revenue upon receipt or at such earlier date, if applicable, on which any such amounts are both fixed and determinable and reasonably assured of collectability. In instances when payments are received and subject to a contingency, revenue is deferred until such contingency is resolved. See Note 10 regarding net profit share receipts subject to arbitration proceedings.

Revenue under the Alimera Agreement totaled $20,000 and $163,000 for the three months ended September 30, 2016 and 2015, respectively. In addition to patent fee reimbursements in both periods, the Company earned $157,000 of non-royalty sublicense consideration during the three months ended September 30, 2015.

Pfizer

In June 2011, the Company and Pfizer entered into an Amended and Restated Collaborative Research and License Agreement (the “Restated Pfizer Agreement”) to focus solely on the development of a sustained-release bioerodible micro-insert injected into the subconjunctiva designed to deliver latanoprost for human ophthalmic disease or conditions other than uveitis (the “Latanoprost Product”). Pfizer made an upfront payment of $2.3 million and the Company agreed to provide Pfizer options under various circumstances for an exclusive, worldwide license to develop and commercialize the Latanoprost Product.

The estimated selling price of the combined deliverables under the Restated Pfizer Agreement of $6.7 million is being recognized as collaborative research and development revenue over the estimated performance period using the proportional performance method with costs associated with developing the Latanoprost Product reflected in operating expenses in the period in which they are incurred. Total deferred revenue was approximately $5.6 million at each of September 30, 2016 and June 30, 2016, with no current portion at those dates. The Company recorded no collaborative research and development revenue during each of the three-month periods ended September 30, 2016 and 2015.

On October 25, 2016, the Company notified Pfizer that it had discontinued development of the Latanoprost Product, which provided Pfizer a 60-day option to acquire a worldwide license in return for a $10.0 million payment and potential sales-based royalties and development, regulatory and sales performance milestone payments. If Pfizer does not exercise its option to license the Latanoprost Product, the Restated Pfizer Agreement will automatically terminate and the deferred revenue balance will be recognized as revenue in the quarter ending December 31, 2016. However, the Company would retain the right, after one year, to develop and commercialize the Latanoprost Product.

Pfizer owned approximately 5.4% of the Company’s outstanding common stock at September 30, 2016.

Bausch & Lomb

Pursuant to a licensing and development agreement, as amended, Bausch & Lomb has a worldwide exclusive license to make and sell Retisert in return for royalties based on sales. Bausch & Lomb was also licensed to make and sell Vitrasert, an implant for sustained treatment of CMV retinitis, but discontinued sales in the second quarter of fiscal 2013 following patent expiration.

Royalty income totaled $243,000 and $286,000 for the three months ended September 30, 2016 and 2015, respectively. Accounts receivable from Bausch & Lomb totaled $259,000 at September 30, 2016 and $288,000 at June 30, 2016.

OncoSil Medical

The Company entered into an exclusive, worldwide royalty-bearing license agreement in December 2012, amended and restated in March 2013, with OncoSil Medical UK Limited (f/k/a Enigma Therapeutics Limited), a wholly owned subsidiary of OncoSil Medical Ltd (“OncoSil”) for the development of BrachySil, the Company’s BioSilicon product candidate for the treatment of pancreatic and other types of cancer. The Company received an upfront fee of $100,000 and is entitled to 8% sales-based royalties, 20% of sublicense consideration and milestone payments based on aggregate product sales. OncoSil is obligated to pay an annual license maintenance fee of $100,000 by the end of each calendar year. Annual license maintenance fees of $100,000 were paid in January 2014, January 2015 and December 2015; no revenue related to the OncoSil agreement was paid during the three-month periods ended September 30, 2016 and 2015. For each calendar year commencing with 2014, the Company is entitled to receive reimbursement of any patent maintenance costs, sales-based royalties and sub-licensee sales-based royalties earned, but only to the extent such amounts, in the aggregate, exceed the $100,000 annual license maintenance fee. The Company has no consequential performance obligations under the OncoSil license agreement and, accordingly, any amounts to which the Company is entitled under the agreement are recognized as revenue on the earlier of receipt or when collectability is reasonably assured. As of September 30, 2016, no deferred revenue was recorded for this agreement.

Evaluation Agreements

The Company from time to time enters into funded agreements to evaluate the potential use of its technology systems for sustained release of third party drug candidates in the treatment of various diseases. Consideration received is generally recognized as revenue over the term of the feasibility study agreement. Revenue recognition for consideration, if any, related to a license option right is assessed based on the terms of any such future license agreement or is otherwise recognized at the completion of the evaluation agreement. Revenues under evaluation agreements totaled $8,000 for each of the three-month periods ended September 30, 2016 and 2015.

3.	Intangible Assets

The reconciliation of intangible assets for the three months ended September 30, 2016 and for the year ended June 30, 2016 was as follows (in thousands):

	Three Months Ended September 30, 2016	Year Ended June 30, 2016
Patented technologies
Gross carrying amount at beginning of period	$36,196	$39,710
Foreign currency translation adjustments	(635)	(3,514)

Gross carrying amount at end of period	35,561	36,196

Accumulated amortization at beginning of period	(35,094)	(37,785)
Amortization expense	(183)	(756)
Foreign currency translation adjustments	626	3,447

Accumulated amortization at end of period	(34,651)	(35,094)

Net book value at end of period	$910	$1,102

The Company amortizes its intangible assets with finite lives on a straight-line basis over their respective estimated useful lives. Amortization of intangible assets totaled $183,000 and $192,000 for the three months ended September 30, 2016 and 2015, respectively. The carrying value of intangible assets at September 30, 2016 of $910,000 (approximately $662,000 attributable to the Durasert technology and $248,000 attributable to the Tethadur technology) is expected to be amortized on a straight-line basis over the remaining estimated useful life of 1.25 years, or approximately $728,000 per year.

4.	Marketable Securities

The amortized cost, unrealized loss and fair value of the Company’s available-for-sale marketable securities at September 30, 2016 and June 30, 2016 were as follows (in thousands):

	September 30, 2016
	Amortized Cost	Unrealized Loss	Fair Value
Corporate bonds	$3,748	$(1)	$3,747
Commercial paper	4,491	—	4,491

	$8,239	$(1)	$8,238

	June 30, 2016
	Amortized Cost	Unrealized Loss	Fair Value
Corporate bonds	$5,999	$(2)	$5,997
Commercial paper	7,682	—	7,682

	$13,681	$(2)	$13,679

During the three months ended September 30, 2016, $2.1 million of marketable securities were purchased and $7.5 million of such securities matured. At September 30, 2016, the marketable securities had maturities ranging from 3 days to 7.0 months, with a weighted average maturity of 2.3 months.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. At September 30, 2016 and June 30, 2016, substantially all of the Company’s interest-bearing cash equivalent balances were concentrated in one institutional money market fund that has investments consisting primarily of certificates of deposit, commercial paper, time deposits, U.S. government agencies, treasury bills and treasury repurchase agreements. These deposits may be redeemed upon demand and, therefore, generally have minimal risk.

The Company’s cash equivalents and marketable securities are classified within Level 1 or Level 2 on the basis of valuations using quoted market prices or alternative pricing sources and models utilizing market observable inputs, respectively. Certain of the Company’s corporate debt securities were valued based on quoted prices for the specific securities in an active market and were therefore classified as Level 1. The remaining marketable securities have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and ask prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security, and have been classified as Level 2. The following tables summarize the Company’s assets carried at fair value measured on a recurring basis at September 30, 2016 and June 30, 2016 by valuation hierarchy (in thousands):

	September 30, 2016
	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$13,596	$12,097	$1,499	$—
Marketable securities
Corporate bonds	3,747	2,695	1,052	—
Commercial paper	4,491	—	4,491	—

	$21,834	$14,792	$7,042	$—

	June 30, 2016
	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$13,856	$12,957	$899	$—
Marketable securities
Corporate bonds	5,997	4,596	1,401	—
Commercial paper	7,682	—	7,682	—

	$27,535	$17,553	$9,982	$—

6.	Accrued Expenses

Accrued expenses consisted of the following at September 30, 2016 and June 30, 2016 (in thousands):

	September 30, 2016	June 30, 2016
Clinical trial costs	$1,895	$1,678
Personnel costs	1,008	1,314
Professional fees	728	535
Other	57	56

	$3,688	$3,583

7.	Restructuring

In July 2016, the Company announced its plan to consolidate all of its research and development activities in its U.S. facility. Following employee consultations under local U.K. law, the Company determined to close its U.K. research facility and terminated the employment of all of its U.K. employees. The U.K. facility lease, set to expire on August 31, 2016, was extended through November 30, 2016 to facilitate an orderly transition and the required restoration of the premises. A summary reconciliation of the restructuring costs is as follows (in thousands):

	Balance at June 30, 2016	Charged to Expense	Payments	Balance at September 30, 2016
Termination benefits	$118	$273	$(391)	$—
Facility closure	40	57	(44)	53
Other	29	106	(80)	55

	$187	$436	$(515)	$108

The Company recorded approximately $436,000 of restructuring costs during the quarter ended September 30, 2016. These costs consisted of (i) $273,000 of additional employee severance for discretionary termination benefits upon notification of the affected employees in accordance with ASC 420, Exit or Disposal Cost Obligations; and (ii) $163,000 of professional fees, travel and lease extension costs.

In addition, the Company recorded $99,000 of non-cash stock-based compensation expense in connection with the extension of the exercise period for all vested stock options held by the U.K. employees at July 31, 2016 and a $133,000 credit to stock-based compensation expense to account for forfeitures of all non-vested stock options at that date.

The Company expects to incur approximately $30,000 to $40,000 of additional restructuring charges in the quarter ending December 31, 2016. The Company expects that substantially all of the restructuring costs associated with the plan of consolidation will be paid by December 31, 2016.

8.	Stockholders’ Equity

In December 2013, the Company entered into an at-the-market (“ATM”) program pursuant to which the Company may, at its option, offer and sell shares of its common stock from time to time for an aggregate offering price of up to $19.2 million, of which approximately $17.6 million remains unsold. In connection with execution of the ATM program, the Company incurred transaction costs of $153,000. The Company pays the sales agent a commission of up to 3.0% of the gross proceeds from the sale of such shares. The Company’s ability to sell shares under the ATM program is subject to an Australian Securities Exchange (“ASX”) rule limiting the number of shares the Company may issue in any 12-month period without shareholder approval, as well as other applicable rules and regulations of ASX and the NASDAQ Global Market. During the three-month periods ended September 30, 2016 and 2015, the Company did not sell any shares under this program.

Warrants to Purchase Common Shares

During the three months ended September 30, 2016, a total of 623,605 warrants to purchase common shares were outstanding and exercisable at a price of $2.50. At September 30, 2016, the remaining term of these warrants was approximately 10 months. During the three months ended September 30, 2015, a total of 1,176,105 warrants to purchase common shares were outstanding and exercisable at a weighted-average price of $3.67. Of these warrants, 552,500 with an exercise price of $5.00 expired in January 2016.

2008 Incentive Plan

The Company’s 2008 Incentive Plan (the “2008 Plan”) provides for the issuance of stock options and other stock awards to directors, employees and consultants. At September 30, 2016, a total of 7,841,255 shares of common stock were authorized for issuance under the 2008 Plan, of which 966,741 were available for grant of future awards. Shares issuable under the 2008 Plan are subject to an annual increase pursuant to the terms of the plan. The following table provides a reconciliation of stock option activity under the 2008 Plan for the three months ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at July 1, 2016	4,981,421	$3.60
Granted	1,105,300	3.58
Exercised	(4,080)	2.14
Forfeited	(302,250)	4.18

Outstanding at September 30, 2016	5,780,391	$3.57	5.13	$1,213

Outstanding at September 30, 2016 – vested and unvested and expected to vest	5,655,685	$3.56	5.04	$1,213

Exercisable at September 30, 2016	4,091,157	$3.48	3.43	$1,213

During the three months ended September 30, 2016, the Company granted 1,105,300 options to employees with ratable annual vesting over 4 years and a 10-year term. The weighted-average grant date fair value of these options was $2.29 per share. A total of 875,003 options vested during the three months ended September 30, 2016. In determining the grant date fair value of options, the Company uses the Black-Scholes option pricing model. The Company calculated the Black-Scholes value of options awarded during the three months ended September 30, 2016 based on the following key assumptions:

Option life (in years)	6.25
Stock volatility	71%
Risk-free interest rate	1.23% - 1.28%
Expected dividends	0%

Stock-Based Compensation Expense

The Company’s statements of comprehensive loss included total compensation expense from stock-based payment awards for the three months ended September 30, 2016 and 2015, as follows (in thousands):

	Three Months Ended September 30,
	2016	2015
Compensation expense included in:
Research and development	$236	$145
General and administrative	498	260

	$734	$405

In connection with termination benefits provided to our former Chief Executive Officer, the vesting of certain non-vested options were accelerated in accordance with the terms of the options, the exercise period for all vested options was extended through September 14, 2017, and all remaining non-vested options were forfeited. Additionally, in connection with the U.K. restructuring, the exercise period of all vested options held by U.K. employees were extended through June 30, 2017 and all non-vested options were forfeited. These option modifications and forfeitures were accounted for in the quarter ended September 30, 2016, the net effect of which resulted in an approximate $274,000 increase of stock-based compensation expense included in general and administrative and an approximate $35,000 reduction of stock-based compensation expense included in research and development in the table above.

At September 30, 2016, there was approximately $2.8 million of unrecognized compensation expense related to unvested options under the 2008 Plan, which is expected to be recognized as expense over a weighted average period of approximately 2.2 years.

9.	Income Taxes

The Company recognizes deferred tax assets and liabilities for estimated future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. Because of its historical losses from operations, the Company established a valuation allowance for the net deferred tax assets. The Company recorded a net income tax benefit of $41,000 for the three months ended September 30, 2015. The Company recorded an additional $4,000 of federal alternative minimum tax expense for the three months ended September 30, 2015 as a result of taxable income for the tax year ended December 31, 2014, which was primarily attributable to revenue recognition of the $25.0 million FDA approval milestone. Earned foreign research and development tax credits totaled $45,000 for the three months ended September 30, 2015.

For the three months ended September 30, 2016 and 2015, the Company had no significant unrecognized tax benefits. At September 30, 2016 and June 30, 2016, the Company had no accrued penalties or interest related to uncertain tax positions.

10.	Commitments and Contingencies

Operating Leases

The Company leases approximately 13,650 square feet of combined office and laboratory space in Watertown, Massachusetts under a lease with a term from March 2014 through April 2019, with a five-year renewal option at market rates. The Company provided a cash-collateralized $150,000 irrevocable standby letter of credit as security for the Company’s obligations under the lease. In addition to base rent, the Company is obligated to pay its proportionate share of building operating expenses and real estate taxes in excess of base year amounts.

In addition, the Company occupied approximately 2,200 square feet of laboratory and office space in Malvern, U.K. under a lease with a term that was to expire on August 31, 2016. The lease term was extended through November 2016 to facilitate an orderly transition of the closure of the U.K. facility in connection with consolidation of the Company’s research and development activities in its U.S. laboratory facilities.

Legal Proceedings

In December 2014, the Company exercised its right under the Alimera Agreement to conduct an audit by an independent accounting firm of Alimera’s commercialization reporting for ILUVIEN for DME for 2014. In April 2016, the independent accounting firm issued its report, which concluded that Alimera under-reported net profits payable to the Company for 2014 by $136,000. In June 2016, Alimera remitted $354,000 to the Company, which consisted of the under-reported net profits plus interest and reimbursement of the audit costs of $204,000. In July 2016, Alimera filed a demand for arbitration with the American Arbitration Association (“AAA”) in Boston, Massachusetts to dispute the audit findings and requested a full refund of the $354,000 previously paid to the Company. The Company has filed a motion to dismiss Alimera’s demand for arbitration on grounds that Alimera did not object to the independent accounting firm’s findings within the time period provided for in the Alimera Agreement and voluntarily paid the amounts due. Alimera requested leave to file an amended demand that includes a breach of contract claim against the Company for its alleged failure to provide notice of the independent accounting firm’s report directly to Alimera, and a declaratory judgment count asking the arbitrator to rule (i) on each issue decided in the audit; and (ii) whether the audit findings have any retroactive or prospective effect. The Company opposed Alimera’s request for leave to file an amended demand, other than its request to add a declaratory judgment claim on the retroactive or prospective effect of the audit findings. The parties have agreed to a 30-day stay of the arbitration proceedings through November 25, 2016 unless extended by mutual agreement. Pending the arbitration outcome, $136,000 of net profits participation has been recorded as deferred revenue and the remaining $218,000 as accrued expenses at each of September 30, 2016 and June 30, 2016.

The Company is subject to various other routine legal proceedings and claims incidental to its business, which management believes will not have a material effect on the Company’s financial position, results of operations or cash flows.

11.	Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by adding to the basic weighted average number of common shares outstanding the total number of dilutive common equivalent shares using the treasury stock method, unless the effect is anti-dilutive. Potentially dilutive shares were not included in the calculation of diluted net loss per share for each of the three months ended September 30, 2016 and 2015 as their inclusion would be anti-dilutive.

Potential common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	September 30,
	2016	2015
Options outstanding	5,780,391	4,888,975
Warrants outstanding	623,605	1,176,105

	6,403,996	6,065,080

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements: uncertainties with respect to: our ability to achieve profitable operations and access to needed capital; fluctuations in our operating results; further impairment of our intangible assets; successful commercialization of, and receipt of revenues from, ILUVIEN for DME, which depends on Alimera’s ability to continue as a going concern and the effect of pricing and reimbursement decisions on sales of ILUVIEN for DME; safety and efficacy results of the second Durasert three-year uveitis Phase 3 trial and the number of trials and data required for the Durasert three-year uveitis marketing approval applications in the U.S. and EU; our ability to file and the timing of filing and acceptance of the Durasert three-year uveitis marketing approval applications in the U.S. and EU; our ability to use data in a U.S. NDA from trials outside the U.S.; maintenance of European orphan designation for Durasert three-year uveitis; our ability to successfully commercialize Durasert three-year uveitis, if approved; the outcome of a dispute with Alimera regarding commercialization expenses; potential off-label sales of ILUVIEN for uveitis; consequences of fluocinolone acetonide side effects; potential declines in Retisert royalties; any exercise by Pfizer of its option with respect to the latanoprost product; our ability to develop Tethadur to successfully deliver large biologic molecules and develop products using it; efficacy and our future development of an implant to treat severe osteoarthritis; our ability to successfully develop product candidates, initiate and complete clinical trials and receive regulatory approvals; our ability to market and sell products; the success of current and future license agreements; termination or breach of current license agreements; our dependence on contract research organizations (“CROs”), vendors and investigators; effects of competition and other developments affecting sales of products; market acceptance of products; effects of guidelines, recommendations and studies; protection of intellectual property and avoiding intellectual property infringement; retention of key personnel; product liability; industry consolidation; compliance with environmental laws; manufacturing risks; risks and costs of international business operations; effects of the potential U.K. exit from the EU; legislative or regulatory changes; volatility of stock price; possible dilution; absence of dividends; and other factors described in our filings with the SEC. You should read and interpret any forward-looking statements in light of these risks. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements. Our forward-looking statements speak only as of the dates on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes makes it clear that any projected results expressed or implied in such statements will not be realized.

Our Business

We currently develop proprietary sustained-release pharmaceutical products for the treatment of chronic eye diseases. Our products deliver drugs at a controlled and steady rate for months or years. We have developed three of only four sustained-release products approved by the U.S. Food and Drug Administration (“FDA”) for treatment of back-of-the-eye diseases. Durasert™ three-year non-erodible fluocinolone acetonide (“FA”) insert for posterior segment uveitis (“Durasert three-year uveitis”) (formerly known as Medidur™), our lead product candidate, is in pivotal Phase 3 clinical trials, and ILUVIEN® for diabetic macular edema (“DME”), our most recent out-licensed product, is sold in the U.S. and three European Union (“EU”) countries. Our product development programs are focused primarily on utilizing our two core technology platforms to deliver drugs and biologics to treat chronic diseases. Our strategy includes developing products independently while continuing to leverage our technology platforms through collaborations and license agreements.

Durasert three-year uveitis, our most advanced development product candidate, is designed to treat chronic non-infectious uveitis affecting the posterior segment of the eye (“posterior uveitis”) for three years from a single administration. Injected into the eye in an office visit, this product is a tiny micro-insert that delivers a micro-dose of a corticosteroid, FA, to the back of the eye on a sustained basis. We are developing Durasert three-year uveitis independently.

The first of two Phase 3 trials investigating Durasert three-year uveitis met its primary efficacy endpoint of prevention of recurrence of disease through six months with high statistical significance (p < 0.001, intent to treat analysis) and with safety data consistent with the known effects of ocular corticosteroid use. The same high statistical significance for efficacy and encouraging safety results were maintained through 12 months of follow-up. Due to the high level of statistical significance achieved, we plan to file our EU marketing approval application (“MAA”) based on data from the first Phase 3 trial, rather than two trials. We expect to file the MAA in the first half of 2017. The second Phase 3 trial completed its target enrollment of 150 patients at the end of September 2016. This trial has the same trial design and the same endpoint as the first Phase 3 trial, and a read-out of its top-line results is expected by the end of the first half of 2017. Assuming favorable results, we plan to file a new drug application (“NDA”) with the FDA in the second half of 2017. A utilization study of our new Durasert three-year uveitis inserter with a smaller diameter needle, which is required for both the MAA and NDA, met its primary endpoint, i.e., ease of intravitreal administration.

ILUVIEN is an injectable, sustained-release micro-insert that provides three years of treatment of DME from a single injection. ILUVIEN is based on the same technology as the Durasert three-year uveitis insert, and delivers the same steroid, FA, although it is injected using an inserter with a larger diameter needle. ILUVIEN was developed in collaboration with, and is licensed to and sold by Alimera Sciences, Inc. (“Alimera”). We are entitled a share of the net profits (as defined) from Alimera’s sales of ILUVIEN on a quarter-by-quarter, country-by-country basis. ILUVIEN has been sold in the United Kingdom and Germany since June 2013 and in the U.S. and Portugal since 2015, and also has marketing approvals in 14 other European countries. Distribution, regulatory and reimbursement matters for ILUVIEN for DME in Australia and New Zealand, Canada, Italy and the Middle East have been sublicensed. We are entitled to 20% of any royalties and 33% of all other payments received by Alimera, including any milestone payments.

Our FDA-approved Retisert® is an implant that provides sustained release treatment of posterior segment uveitis for 30 months. Administered in a surgical procedure, Retisert delivers the same corticosteroid as the Durasert three-year uveitis insert, but in a larger dose. Retisert was co-developed with, and licensed to, Bausch & Lomb, and we receive royalties from its sales.

Our development programs are focused on developing sustained release drug products using our proven Durasert technology platform to deliver small molecule drugs to treat wet and dry age-related macular degeneration (“AMD”), osteoarthritis and other diseases. A sustained-release surgical implant delivering a corticosteroid to treat pain associated with severe knee osteoarthritis that was jointly developed by the Company and Hospital for Special Surgery is currently being evaluated in an investigator-sponsored safety and tolerability study. In addition, we continue to develop our Tethadur™ technology platform designed to deliver large molecules, such as biologics, both locally and systemically.

Durasert™, Medidur™, BioSilicon™ and Tethadur™ are our trademarks, Retisert® is Bausch & Lomb’s trademark, and ILUVIEN® is Alimera’s trademark.

All information in this Form 10-Q with respect to ILUVIEN, including regulatory and marketing information, and Alimera’s plans and intentions, reflects information reported by Alimera.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires that we make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates, judgments and assumptions on historical experience, anticipated results and trends, and on various other factors that we believe are reasonable under the circumstances at the time. By their nature, these estimates, judgments and assumptions are subject to an inherent degree of uncertainty. Actual results may differ from our estimates under different assumptions or conditions. In our Annual Report on Form 10-K for fiscal 2016, we set forth our critical accounting policies and estimates, which included revenue recognition and recognition of expense in outsourced clinical trial agreements. There have been no material changes to our critical accounting policies from the information provided in our Annual Report on Form 10-K for fiscal 2016.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015:

	Three Months Ended September 30,		Change
	2016	2015	Amounts	%
	(In thousands except percentages)
Revenues:
Collaborative research and development	$34	$180	$(146)	(81)%
Royalty income	243	286	(43)	(15)%

Total revenues	277	466	(189)	(41)%

Operating expenses:
Research and development	4,178	3,482	696	20%
General and administrative	3,285	1,968	1,317	67%

Total operating expenses	7,463	5,450	2,013	37%

Loss from operations	(7,186)	(4,984)	(2,202)	(44)%
Interest and other income	24	10	14	140%

Loss before income taxes	(7,162)	(4,974)	(2,188)	(44)%
Income tax benefit	—	41	(41)	(100)%

Net loss	$(7,162)	$(4,933)	$(2,229)	(45)%

Revenues

Collaborative research and development revenues totaled $34,000 for the three months ended September 30, 2016 compared to $180,000 for the three months ended September 30, 2015. This decrease was primarily attributable to $157,000 of non-royalty sublicense consideration earned under the Alimera agreement in the prior-year period.

We are entitled to share in net profits, on a quarter-by-quarter and country-by-country basis, from sales of ILUVIEN by our licensee and are also entitled to 20% of royalties and 33% of non-royalty consideration received by Alimera wherever it sublicenses commercialization of ILUVIEN. We did not receive any net profit share from Alimera’s direct sales of ILUVIEN in the three months ended September 30, 2016 and 2015. We do not know when and if we will receive future net profit payments with respect to any country where Alimera sells ILUVIEN or payments with respect to countries where Alimera sublicenses the sale of ILUVIEN.

Royalty income from sales of Retisert decreased by $43,000, or 15%, to $243,000 for the three months ended September 30, 2016 compared to $286,000 for the three months ended September 30, 2015.

Research and Development

Research and development increased by $696,000, or 20%, to $4.2 million for the three months ended September 30, 2016 from $3.5 million for the same quarter a year earlier, primarily attributable to $436,000 of U.K. restructuring costs and a $300,000 increase in CRO and regulatory professional services costs for the Durasert three-year uveitis development program. We expect to continue to incur significant research and development expense for Durasert three-year uveitis during the remainder of the fiscal year ending June 30, 2017 (“fiscal 2017”) and in future periods until completion of its clinical development.

General and Administrative

General and administrative increased by $1.3 million, or 67%, to $3.3 million for the three months ended September 30, 2016 from $2.0 million for the same period in the prior year, primarily attributable to approximately $1.1 million of severance costs, professional fees and stock-based compensation expense arising from the CEO transition and an approximate $200,000 increase in other professional fees.

Income Tax Benefit

Income tax benefit of $0 for the three months ended September 30, 2016 compared to $41,000 for the three months ended September 30, 2015. Federal alternative minimum tax expense attributable to taxable income for the tax year ended December 31, 2014 totaled $4,000 for the three months ended September 30, 2015. Refundable foreign research and development tax credits were not recognized for the three months ended September 30, 2016 as a result of the consolidation of our research and development activities in the U.S. during this quarter.

Liquidity and Capital Resources

Our first quarter fiscal 2017 operations were financed primarily from existing capital resources at June 30, 2016. At September 30, 2016, our principal sources of liquidity were cash, cash equivalents and marketable securities that totaled $22.5 million.

With the exception of net income for the fiscal year ended June 30, 2015 resulting from the $25.0 million ILUVIEN FDA-approval milestone, we have generally incurred operating losses since inception, and at September 30, 2016, we had a total accumulated deficit of $299.4 million. We have financed our operations primarily from the receipt of license fees, milestone payments, research and development funding and royalty income from our collaboration partners, and from proceeds of sales of our equity securities. We do not currently have any assured sources of future revenue and we expect negative cash flows from operations in subsequent quarters unless and until such time as we receive sufficient revenues from commercialization of ILUVIEN or one or more of our other product candidates achieve regulatory approval and provide us sufficient revenues. We believe that our capital resources at September 30, 2016, together with expected cash inflows under existing collaboration agreements, will enable us to fund our operations as currently planned through the first quarter of fiscal 2018. This estimate excludes any potential receipts under the Alimera agreement. Our ability to fund our planned operations beyond then, including completion of clinical development of Durasert three-year uveitis, will require additional capital from the commercialization of ILUVIEN, future collaboration or other agreements and/or any financing transactions. There is no assurance that we will receive significant, if any, revenues from future sales of ILUVIEN or cash from any other sources.

The additional capital we will require will be influenced by many factors, including, but not limited to:

•	whether, when and to what extent we receive future revenues with respect to the commercialization of ILUVIEN;

•	the timing and cost of development, regulatory approval and commercialization of Durasert three-year uveitis and the manner in which we commercialize the product;

•	whether and to what extent we internally fund, whether and when we initiate, and how we conduct product development programs;

•	the amount of Retisert royalties and other payments we receive under collaboration agreements;

•	whether and when we are able to enter into strategic arrangements for our product candidates and the nature of those arrangements;

•	timely and successful development, regulatory approval and commercialization of our products and product candidates;

•	the costs involved in preparing, filing, prosecuting and maintaining patents, and defending and enforcing patent claims;

•	changes in our operating plan, resulting in increases or decreases in our need for capital; and

•	our views on the availability, timing and desirability of raising capital.

We do not know if additional capital will be available when needed or on terms favorable to us or our stockholders. Collaboration, licensing and other agreements may not be available on favorable terms, or at all. We do not know when or if we will receive any substantial funds from the commercialization of ILUVIEN. If we seek to sell shares under our at-the-market (“ATM”) facility or in another offering, we do not know whether and to what extent we will be able to do so, or on what terms. Further, the rules and regulations of the Australian Securities Exchange (“ASX”) and the NASDAQ Global Market require us to obtain shareholder approval for sales of common stock under certain circumstances, which could delay or prevent us from raising capital from such sales. Also, the state of the economy and financial and credit markets at the time or times we seek additional financing may make it more difficult and more expensive to obtain. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and dilute our existing stockholders’ equity, and funding through collaboration agreements may be on unfavorable terms, including requiring us to relinquish rights to certain of our technologies or products. If adequate financing is not available if and when needed, we may delay, reduce the scope of, or eliminate research or development programs, potential independent commercialization of Durasert three-year uveitis or other new products, if any, and postpone or cancel the pursuit of product candidates, including pre-clinical and clinical trials and new business opportunities, reduce staff and operating costs, or otherwise significantly curtail our operations to reduce our cash requirements and extend our capital.

Our consolidated statements of historical cash flows are summarized as follows (in thousands):

	Three Months Ended September 30,
	2016	2015	Change
Net loss:	$(7,162)	$(4,933)	$(2,229)
Changes in operating assets and liabilities	(242)	(220)	(22)
Other adjustments to reconcile net loss to cash flows from operating activities	918	660	258

Net cash used in operating activities	$(6,486)	$(4,493)	$(1,993)

Net cash provided by (used in) investing activities	$5,480	$(546)	$6,026

Net cash provided by financing activities	$9	$9	$—

Net cash used in operating activities increased by $2.0 million on a comparative basis and consisted of an approximate $1.7 million increase in operating cash outflows and an approximate $246,000 decrease of collaborative research and development and royalty operating cash inflows. Higher operating cash outflows consisted primarily of increases of approximately (i) $840,000 of personnel costs, which consisted primarily of higher incentive compensation awards, severance compensation paid to former U.K. employees and the August 2016 hire of our Vice President, Chief Medical Officer; (ii) $500,000 of professional fees; and (iii) $385,000 of CRO payments associated with Durasert three-year uveitis clinical development. Lower operating cash inflows resulted primarily from the prior year receipt of $157,000 of sublicense consideration under the Alimera agreement and a $76,000 decrease in the receipt of Retisert royalties.

Net cash provided by investing activities consisted of $5.5 million of maturities of marketable securities, net of purchases, during the three months ended September 30, 2016 compared to net cash used in investing activities of $546,000, which consisted predominantly of purchases of marketable securities, net of maturities, during the three months ended September 30, 2015.

Net cash provided by financing activities consisted of $9,000 of proceeds from the exercise of stock options for each of the three-month periods ended September 30, 2016 and 2015.

We had no borrowings or line of credit facilities as of September 30, 2016.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2016 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rates

We conduct operations in two principal currencies, the U.S. dollar and the Pound Sterling (£). The U.S. dollar is the functional currency for our U.S. operations, and the Pound Sterling is the functional currency for our U.K. operations. Changes in the foreign exchange rate of the U.S. dollar and Pound Sterling impact the net operating expenses of our U.K. operations. The strengthening of the U.S. dollar during the three months ended September 30, 2016 compared to the prior year’s quarter resulted in a net decrease in research and development expenses of $105,000. For every incremental 5% strengthening or weakening of the weighted average exchange rate of the U.S. dollar in relation to the Pound Sterling, our research and development expense for the three months ended September 30, 2016 would have decreased or increased by $29,000, respectively. All cash and cash equivalents, and most other asset and liability balances, are denominated in each entity’s functional currency and, accordingly, we do not consider our statement of comprehensive loss exposure to realized and unrealized foreign currency gains and losses to be significant.

Changes in the foreign exchange rate of the Pound Sterling to the U.S. dollar also impacted total stockholders’ equity. As reported in the statement of comprehensive loss, the relative strengthening of the U.S. dollar in relation to the Pound Sterling at September 30, 2016 compared to June 30, 2016 resulted in $15,000 of other comprehensive loss for the three months ended September 30, 2016 due to the translation of £254,000 of net assets of our U.K. operations, predominantly the Tethadur technology intangible asset, into U.S. dollars. For every incremental 5% strengthening or weakening of the U.S. dollar at September 30, 2016 in relation to the Pound Sterling, our stockholders’ equity at September 30, 2016 would have decreased or increased, respectively, by $16,000.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2016.

Item 6.	Exhibits

10.1	Employment Agreement between pSivida Corp. and Nancy Lurker, dated September 15, 2016

10.2	Performance-Based Restricted Stock Unit Award Agreement between pSivida Corp. and Nancy Lurker, dated November 2, 2016

10.3	Nonstatutory Stock Option Inducement Award granted to Nancy Lurker, subject to shareholder approval, with effect from September 15, 2016

10.4	Employment Agreement between pSivida Corp. and Deb Jorn, dated November 2, 2016

10.5	Performance-Based Restricted Stock Unit Award Agreement between pSivida Corp. and Deb Jorn, dated November 2, 2016

10.6	Nonstatutory Stock Option granted to Deb Jorn on November 2, 2016

10.7	Separation Agreement between pSivida Corp. and Paul Ashton, dated September 20, 2016

10.8	Form of Indemnification Agreement between pSivida Corp. and its officers and directors

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from pSivida Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Loss; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

pSivida Corp.

Date: November 8, 2016	By:	/s/ Nancy Lurker
	Name:	Nancy Lurker
	Title:	President and Chief Executive Officer