Form 10-K
period 2017-06-30
pSivida Corp.
filed 2017-09-13
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and Emerging Growth Company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock on the NASDAQ Global Market on December 31, 2016, the last trading day of the registrant’s most recently completed second fiscal quarter, was approximately $58,277,000.

There were 39,372,586 shares of the registrant’s common stock, $0.001 par value, outstanding as of September 8, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2017 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended June 30, 2017.

PSIVIDA CORP.

Form 10-K

For the Fiscal Year Ended June 30, 2017

Preliminary Note Regarding Forward-Looking Statements

Various statements made in this Annual Report on Form 10-K are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements give our current expectations or forecasts of future events and are not statements of historical or current facts. These statements include, among others, statements about:

•	the sufficiency of our cash and cash equivalents to fund our operations through approximately the first quarter of calendar year 2018;

•	our ability to obtain additional capital in sufficient amounts and on terms acceptable to us, and the consequences of failing to do so;

•	future expenses and capital expenditures;

•	our expectations regarding the timing and design of our clinical development plans;

•	our ability to establish or maintain collaborations and obtain milestone, royalty or other payments from any such collaborators;

•

our expectation to submit a new drug application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for Durasert™ three-year non-erodible fluocinolone acetonide (“FA”) insert for posterior segment uveitis (“Durasert three-year uveitis”) (formerly known as Medidur) in late December 2017 or early January 2018;

•	the ability of Alimera Sciences, Inc. (“Alimera”) to obtain regulatory approval of and commercialize Durasert three-year uveitis in Europe, the Middle East and Africa (“EMEA”);

•	the implication of results from pre-clinical and clinical trials and our other research activities;

•	our ability to manufacture Durasert three-year uveitis, if approved, or any future products or product candidates, in sufficient quantities and quality;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	our intentions regarding our research into the use and application of our Durasert technology platform;

•

our expectations regarding our ability to obtain and adequately maintain sufficient intellectual property protection for Durasert three-year uveitis and our other product candidates, and to avoid infringement of third party intellectual property rights;

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

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements: uncertainties with respect to: our ability to achieve profitable operations and access to needed capital; fluctuations in our operating results; successful commercialization of, and receipt of revenues from, ILUVIEN® for diabetic macular edema (“DME”), which depends on Alimera’s ability to continue as a going concern and the effect of pricing and reimbursement decisions on sales of ILUVIEN; the successful development and, if approved, commercialization of Durasert (under the ILUVIEN trademark) for posterior segment uveitis in the EMEA by Alimera, which depends on Alimera’s ability to obtain marketing approval for and successfully commercialize ILUVIEN for posterior segment uveitis; the number of clinical trials and data required for the Durasert three-year uveitis marketing approval applications in the U.S.; our ability to file and the timing of filing and acceptance of the Durasert three-year uveitis NDA in the U.S.; our ability to use data in a U.S. NDA from clinical trials outside the U.S.; our ability to successfully commercialize Durasert three-year uveitis, if approved; potential off-label sales of ILUVIEN for uveitis; consequences of FA side effects; the development of our next-generation Durasert shorter-duration treatment for posterior segment uveitis; potential declines in Retisert® royalties; efficacy and our future development of an implant to treat severe osteoarthritis (“OA”); our ability to successfully develop product candidates, initiate and complete clinical trials and receive regulatory approvals; our ability to market and sell products; the success of current and future license agreements, including our agreement with Alimera; termination or breach of current license agreements, including our agreement with Alimera; our dependence on contract research organizations (“CROs”), vendors and investigators; effects of competition and other developments affecting sales of products; market acceptance of products; effects of guidelines, recommendations and studies; protection of intellectual property and avoiding intellectual property infringement; retention of key personnel; product liability; industry consolidation; compliance with environmental laws; manufacturing risks; risks and costs of international business operations; effects of the potential United Kingdom (“U.K.”) exit from the European Union (“EU”); legislative or regulatory changes; volatility of stock price; possible dilution; and absence of dividends. Additional factors may be described in our future filings with the Securities and Exchange Commission (the “SEC”). We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The risks set forth under Item 1A of this Form 10-K describe major risks to our business, and you should read and interpret any forward-looking statements together with these risks. A variety of factors, including these risks, could cause our actual results and other expectations to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

Our forward-looking statements speak only as of the dates on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes makes it clear that any projected results expressed or implied in such statements will not be realized.

ITEM 1.	BUSINESS

Introduction

Our Business

We develop sustained-release drug delivery products that deliver drugs at a controlled and steady rate for months or years. We have developed three of the four sustained-release ophthalmic products currently approved by the FDA for treatment of back-of-the-eye diseases. Our product development programs are focused primarily on utilizing our core Durasert technology platform to deliver drugs to treat chronic diseases. Durasert three-year uveitis is our most advanced development-stage product, and is designed to treat chronic non-infectious uveitis affecting the posterior segment of the eye (posterior segment uveitis) for approximately three years. Durasert three-year uveitis met its primary efficacy endpoint of prevention of recurrence of uveitis through six months with a p value of < 0.001 in two ongoing pivotal Phase 3 clinical trials. We anticipate filing an NDA with the FDA in late December 2017 or early January 2018. In July 2017, we amended our collaboration agreement (the “Prior Alimera Agreement”) with Alimera to, among other things, license distribution, regulatory and reimbursement matters for Durasert three-year uveitis (under the ILUVIEN trademark) for the EMEA to Alimera. Pursuant to the Prior Alimera Agreement, our lead licensed product, ILUVIEN® for DME, is sold by Alimera in the U.S. and multiple EU countries. Our strategy includes developing non-proprietary drugs independently in combination with our Durasert technology platform, while continuing to leverage our technology platform through collaborations and license agreements as appropriate.

Injected into the eye in an office visit, Durasert three-year uveitis is a micro-insert that delivers a micro-dose of a corticosteroid to the back of the eye on a sustained basis for approximately three years after a single administration. In Europe, we filed a marketing authorization application (“MAA”) in June 2017 and subsequently withdrew the application after out-licensing the European rights for Durasert to Alimera. Alimera plans to submit the Durasert three-year uveitis data under its existing ILUVIEN MAA and, if approved, to commercialize the uveitis indication under the ILUVIEN trademark.

We are developing Durasert three-year uveitis independently and we plan to file an NDA with the FDA in late December 2017 or early January 2018. Both of our Durasert three-year uveitis Phase 3 clinical trials met their primary efficacy endpoint of prevention of recurrence of uveitis through six months with statistical significance (p < 0.001; intent to treat analysis) and yielded safety profiles consistent with the known effects of ocular corticosteroid use. Similar efficacy and safety results have been observed through 12 months of follow-up in the first pivotal trial and twelve-month data from the second pivotal trial is expected in the first half of calendar year 2018. Pending NDA submission and approval by the FDA, we plan to independently commercialize Durasert three-year uveitis in the U.S. given the relatively modest market size and correspondingly limited commercial footprint required to launch on our own.

ILUVIEN, an injectable, sustained-release micro-insert delivering 0.19mg of FA to the back of the eye for the treatment of DME, was licensed to and developed with Alimera under the Prior Alimera Agreement. In July 2017, we entered into an amended and restated collaboration agreement with Alimera (the “Amended Alimera Agreement”) pursuant to which we (i) licensed the rights to our three-year uveitis indication to Alimera for the EMEA and (ii) converted our license consideration from a share of Alimera’s net profits for ILUVIEN to a royalty based on Alimera’s net sales for ILUVIEN for DME and, upon an MAA approval, for net sales of ILUVIEN for posterior segment uveitis. Sales-based royalties start at the rate of 2% effective as of July 1, 2017. Commencing January 1, 2019 (or earlier under certain circumstances), the sales-based royalty will increase to 6% (8% on total ILUVIEN net sales in excess of $75 million on a calendar year basis). Alimera’s share of contingently recoverable accumulated ILUVIEN commercialization losses under the original net profit share arrangement (as set forth in the Prior Alimera Agreement), was capped at $25 million. Under the Amended Alimera Agreement those recoverable losses will be reduced as follows: (i) $10.0 million was cancelled in lieu of an upfront license fee on the effective date of the Amended Alimera Agreement; (ii) for calendar years 2019 and 2020, 50% of earned sales-based royalties in excess of 2% of net sales will be offset against the quarterly royalty payments otherwise due from Alimera; (iii) on January 1, 2020 (or earlier under certain circumstances), another $5 million will be cancelled, provided, however, that such date of cancellation may be extended under certain circumstances related to Alimera’s regulatory approval process for ILUVIEN for posterior segment uveitis, with such extension, if any, subject to mutual agreement by the parties; and (iv) commencing in calendar year 2021, 20% of earned sales-based royalties in excess of 2% of net sales will be offset against the quarterly royalty payments due from Alimera until such time as the remaining balance of the original $25 million of recoverable commercialization losses has been fully recouped.

We believe that the terms of the Amended Alimera Agreement for ILUVIEN for DME have standardized and simplified the agreement, and improved the potential total value of the agreement for us. ILUVIEN for DME has been sold by Alimera in the U.S. since 2015, where it is indicated for the treatment of DME in patients previously treated with a course of corticosteroids without a clinically significant rise in intraocular pressure (“IOP”). Alimera has marketing approvals for ILUVIEN in 17 European countries, where it is approved for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. ILUVIEN for DME has been sold by Alimera in the U.K. and Germany since 2013, in Portugal since 2015 and in Italy, Spain and certain Middle East countries (through sublicense partners) since the second quarter of calendar year 2017.

FDA-approved Retisert® is an implant that provides sustained treatment of posterior segment uveitis for 30 months that was co-developed with and licensed to Bausch & Lomb. Implanted in a surgical procedure, Retisert delivers the same corticosteroid as Durasert but in a larger dose. We receive royalties from Retisert sales.

We are also using our Durasert technology platform to identify potential product candidates that provide sustained treatment of wet and dry age-related macular degeneration (“AMD”), glaucoma, osteoarthritis and other diseases. In collaboration with Hospital for Special Surgery (“HSS”), we are developing a sustained-release surgical implant to treat pain associated with severe knee OA. This product is currently being evaluated in an investigator-sponsored pilot clinical study that is expected to provide initial results in late calendar year 2017. We are also conducting nonclinical evaluations of various tyrosine kinase inhibitor (“TKI”) candidates for wet AMD. Finally, we are developing a next-generation Durasert shorter-acting version, initially for the treatment of posterior segment uveitis.

We have received Notices of Allowance for UVIEY™, YUTIQ™ and DELIVERING INNOVATION TO THE EYE™, and our Durasert™ mark has been published, in the United States. Retisert® and Vitrasert® are Bausch & Lomb’s trademarks. ILUVIEN® is Alimera’s trademark. This Annual Report also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners.

Information with respect to ILUVIEN, including regulatory and marketing information, and Alimera’s plans and intentions, reflects information publicly disclosed by Alimera.

Fiscal 2017, fiscal 2016 and fiscal 2015 mean the twelve months ended June 30, 2017, 2016 and 2015, respectively, and fiscal 2018 means the twelve months ending June 30, 2018.

Strategy

Our strategy is to use our proprietary Durasert drug delivery technology platform to independently develop new drug delivery products that use already-approved drugs to better treat ophthalmic and other diseases, while continuing to leverage our technology platform through collaborations and licenses with leading pharmaceutical and biopharmaceutical companies, institutions and others. We believe our technologies can provide sustained, targeted delivery of therapeutic agents, resulting in improved therapeutic effectiveness, safer administration and better patient compliance and convenience, with reduced product development risk and cost. We believe that our proven track record of three approved products, all providing sustained release of previously approved drugs, reflects the benefits of this strategy.

•

Develop Sustained Delivery of Off-Patent Drugs. Many drugs are now, or will soon be, off-patent. It is estimated that over the next several years, patent coverage will end on products with world-wide sales aggregating billions of dollars annually. We are using our technology platform to evaluate potential products that deliver off-patent and generic drugs, primarily focused on ocular diseases with significant market opportunities, where less frequent dosing through sustained delivery and/or targeted delivery at the treatment site would materially improve the effectiveness, safety or convenience of the original drug. By focusing on delivery of already-approved drugs, particularly those requiring potentially shorter clinical development programs, we believe we may be able to reduce the substantial risks and financial investment required for product approval.

•

Continue Partnering with Leading Biopharmaceutical and Pharmaceutical Companies. We intend to continue to partner with leading biopharmaceutical and pharmaceutical companies, institutions and others, where patent protection, development and regulatory costs, expertise and/or other factors make it desirable for us to have a partner. For example, drugs that might be more effectively delivered by our platform technology or may have extended patent protection could make collaborations with the patent holders attractive. We may also seek to partner the development of products that could materially benefit from sustained delivery, but would require expensive clinical trials or are in treatment areas outside of our technical expertise. We may also seek to partner with companies with drugs coming off patent where our drug delivery technology could offer an improved product and effectively extend patent protection.

•

Expand Beyond Ophthalmology. While we continue to focus on our core ophthalmic competency, we intend to also use our technology platform for the treatment of other diseases where sustained delivery could provide a significant advantage, such as osteoarthritis.

Market Opportunity for Delivery of Drugs

We develop products to address issues inherent in the delivery of drugs. The efficacy of a therapeutic agent (small drug molecule) depends on its distribution to, and reaction with, the targeted tissue and other tissues in the body, the duration of treatment and clearance from the body. In an ideal treatment, the appropriate amount of drug is delivered to the intended tissue at an appropriate concentration and that concentration is maintained at the tissue for a sufficient period of time to provide effective treatment without causing adverse effects to other tissues. Accordingly, the delivery of a drug can be an important element of its ultimate therapeutic value.

Drugs are frequently administered systemically by oral dosing, infusion or injection and subsequently dispersed throughout the body via the circulatory system. In the case of some drugs, systemic administration does not deliver them to the intended site with an appropriate concentration for a sufficient duration or the appropriate concentration disperses too quickly or unevenly, thereby failing to achieve the maximum potential therapeutic benefit. Because systemically delivered drugs disperse throughout the body, some are administered at higher dosage levels to achieve sufficient concentrations at the intended sites. This is particularly true for the eyes, joints, brain and nervous system, which have natural barriers that impede the movement of drugs to those areas. These higher dosage levels can cause harmful side effects to the tissues beyond the intended site. To avoid these issues, drugs may be administered locally to the targeted site, typically by injection. However, maintaining a sufficient concentration at the targeted site over time typically requires timely and repeated administration of systemically and locally delivered drugs. The delivery methods themselves can have risks. Repeated administration by injection or infusion can result in serious infections and other complications.

Drugs are often not administered on the optimal schedule or at all, because patients do not self-administer as prescribed or do not get medical professional administration as required. The risk of patient noncompliance increases when treatment involves multiple products or complex or painful dosing regimens, as patients age or suffer cognitive impairment or serious illness, or when the treatment is lengthy or expensive.

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

Due to the drawbacks of traditional delivery, we believe that the development of methods to deliver drugs to patients in a more precise, controlled fashion over sustained periods of time satisfies an unmet medical need. Methods for sustained drug delivery include oral and injectable controlled-release products and skin patches that seek to improve the consistency of the dosage over time and extend the duration of delivery. However, most of these methods cannot provide constant, controlled dosage or sufficient duration of delivery, particularly in diseases that are chronic or require precise dosing. Moreover, skin patches and oral products still have issues of systemic delivery.

As a result of the issues with traditional delivery of drugs, we believe there is significant market opportunity for delivery of these products on a sustained, controlled basis over an extended period directly to the targeted site.

Our Technology System and Products

Our core technology platform, Durasert, is designed to address the issue of sustained delivery for ophthalmic and other product candidates:

•

Extended Delivery. Our Durasert technology platform can deliver drugs for predetermined periods of time ranging from months to years. We believe that uninterrupted, sustained delivery offers the opportunity to develop products that reduce the need for repeated applications, thereby reducing the risks of patient noncompliance and adverse effects from repeated administrations.

•

Controlled Release Rate. Our Durasert technology platform is designed to release therapeutics at a sustained, controlled rate. We believe that this feature allows us to develop products that deliver optimal concentrations of therapeutics over time and eliminate excessive variability in dosing during treatment.

•

Localized Delivery. Our technology platform can deliver therapeutics directly to a target site. This administration can allow the natural barriers of the body to isolate and assist in maintaining appropriate concentrations at the target site in an effort to achieve the maximum therapeutic effect while minimizing unwanted systemic effects.

Durasert Technology System

All of our commercially approved products and all our product candidates in development use our Durasert technology platform to provide sustained, localized delivery of small molecule drugs to the back of the eye or a joint. In our Durasert products and product candidates, a drug core is surrounded with one or more polymer layers, and the permeability of those layers and other design aspects of the product control the rate and duration of drug release. By changing elements of the design, we can alter both the rate and duration of release to meet different therapeutic needs. Although our earlier ophthalmic products Retisert and Vitrasert are surgically implanted, both ILUVIEN and our other ophthalmic product candidates are designed to be injected at the target site in an office visit. Our osteoarthritis product candidate is designed to be surgically implanted in the knee joint.

The portfolio of our Durasert approved products and product candidates include:

Product	Disease	Stage of Development	Partner
ILUVIEN	DME	Approved in the U.S. and 17 EU countries; commercialized since 2013 in the U.K. and Germany and since 2015 in U.S. and Portugal; commenced distribution through sublicense partners in the second quarter of 2017 in Spain, Italy and various countries in the Middle East	Alimera
Retisert	Posterior segment uveitis	FDA-approved; commercialized in the U.S. since 2005	Bausch & Lomb
Vitrasert	CMV retinitis	FDA-approved; commercialized from 1996 through 2012 (patent expiration)	Bausch & Lomb
Durasert three-year Uveitis	Posterior segment uveitis	Primary efficacy endpoint achieved in two ongoing Phase 3 clinical trials	For EMEA: regulatory, reimbursement and distribution licensed to Alimera under ILUVIEN For U.S.: commercialize independently pending NDA submission and approval
Durasert shorter-acting uveitis	Posterior segment uveitis	Pre-clinical	None
Steroid implant	Severe knee OA	Investigator-sponsored study	Hospital for Special Surgery

Approved Product: ILUVIEN for DME

ILUVIEN is an injectable, sustained-release micro-insert delivering 0.19 mg of FA to the back of the eye for treatment of DME. The ILUVIEN micro-insert is substantially the same micro-insert as Durasert. ILUVIEN is injected in an office visit using a 25-gauge inserter, and delivers approximately 36 months of continuous, low-dose corticosteroid therapy with a single injection. ILUVIEN is approved in the U.S. for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in IOP. In the 17 EU countries where ILUVIEN has been approved, it is indicated for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. DME is a disease suffered by diabetics where leaking capillaries cause swelling in the macula, the most sensitive part of the retina. DME is a leading cause of blindness in the working-age population in most developed countries.

We have licensed ILUVIEN to Alimera. Alimera has sold ILUVIEN in the U.K. and Germany since 2013, in Portugal and the U.S. since 2015, has commenced distribution through sublicense partners in the second quarter of 2017 in Spain, Italy and various countries in the Middle East and Alimera recently announced a new sublicense partner for France. ILUVIEN has marketing authorizations in 12 additional EU countries. Effective July 1, 2017, in connection with the Amended Alimera Agreement, we are entitled to receive royalties on net sales by Alimera of ILUVIEN for DME and all future approved indications (including for three-year uveitis in the EMEA) on a quarter-by-quarter, country-by-country basis. See “Strategic Collaborations—Alimera” below. Alimera has also sublicensed regulatory, reimbursement and distribution of ILUVIEN for DME in various other countries, including Australia, New Zealand and Canada.

Approved Product: Retisert for Posterior Segment Uveitis

Our approved product Retisert is a sustained-release implant for the treatment of posterior segment uveitis. Surgically implanted, it delivers 0.59 mg of FA to the back of the eye for approximately 30 months. Retisert is licensed to Bausch & Lomb, with which we co-developed the product. Approved in the U.S., Bausch & Lomb sells the product and pays sales-based royalties to us.

Approved Product: Vitrasert for CMV Retinitis

Our approved product Vitrasert is a sustained-release implant for the treatment of cytomegalovirus retinitis, a blinding eye disease that occurs in individuals with advanced acquired immune deficiency syndrome. Surgically implanted, Vitrasert provided sustained delivery of the anti-viral drug ganciclovir for six to eight months. Approved in the U.S. and EU, Vitrasert was licensed to Bausch & Lomb, which discontinued sales in fiscal 2013 following patent expiration.

Development Pipeline

Our internal research development is focused on using our Durasert technology platform to deliver therapeutic agents to treat uveitis, wet and dry AMD, glaucoma and osteoarthritis.

Development Product: Durasert Three-Year Uveitis

Durasert three-year uveitis, our lead development product, is an injectable, sustained-release micro-insert designed to treat chronic, noninfectious posterior uveitis, intermediate uveitis and panuveitis affecting the posterior segment of the eye. Injected in an office visit, Durasert three-year uveitis provides sustained daily release of a total of 0.18 mg of the off-patent corticosteroid FA at a controlled rate directly to the back of the eye over approximately three years, from a single administration. It is injected with our inserter using a 25-gauge needle. We are developing Durasert three-year uveitis independently and have licensed regulatory, reimbursement and distribution rights to Alimera for the EMEA under their ILUVIEN tradename. Pending NDA submission and approval by the FDA, we plan to independently commercialize Durasert three-year uveitis in the U.S. given the relatively modest market size and correspondingly limited commercial footprint required to launch on our own.

Posterior segment uveitis is a chronic, non-infectious inflammatory disease affecting the posterior segment of the eye, often involving the retina, and is a leading cause of blindness in the developed countries. It afflicts people of all ages, producing swelling and destroying eye tissues, which can lead to severe vision loss and blindness. In the U.S., posterior segment uveitis is estimated to affect approximately 80,000-120,000 people, resulting in approximately 30,000 cases of blindness and making it the third leading cause of blindness in the U.S. Patients with posterior segment uveitis are typically treated with systemic steroids, but frequently develop serious side effects over time that can limit effective dosing. Patients then often progress to steroid-sparing therapy with systemic immunosuppressants or biologics, which themselves can cause severe side effects including an increased risk of cancer.

Durasert Three-Year Uveitis Phase 3 Trials

In our two Phase 3 trials to assess the safety and efficacy of Durasert three-year uveitis, we have achieved the primary efficacy endpoint of prevention of recurrence of uveitis through six months with statistical significance (p value of < 0.001 in each study). These studies are randomized, sham injection-controlled, double-masked trials with the primary endpoint of both trials defined as recurrence of disease at six months, with patients followed for three years. Our first Phase 3 trial enrolled 129 patients in 16 centers in the U.S. and 17 centers outside the U.S, with 87 eyes treated with Durasert three-year uveitis and 42 eyes receiving sham injections. Our second Phase 3 trial enrolled 153 patients in 15 centers in India with 101 eyes treated with

Durasert three-year uveitis and 52 eyes receiving sham injections. Patient follow-up will continue for 36 months in each of the two Phase 3 trials.

Our first Phase 3 trial met its primary efficacy endpoint of prevention of recurrence of disease at 6 months with statistical significance (p < 0.001, intent to treat analysis; recurrence of 18.4% for Durasert versus 78.6% for control). The trial yielded similar efficacy through 12 months of follow up (p < 0.0001, intent to treat analysis; recurrence of 27.6% for Durasert versus 85.7% for control). Durasert three-year uveitis was generally well tolerated through 12-months of follow-up. The incremental risk of elevated IOP for Durasert-treated eyes compared to control eyes was lower through 12 months than through six months for elevation over 21 mmHg (6.1% versus 10.9%) as well as for the more serious elevation over 25 mmHg (7.6% versus 11.3%). Elevated IOP was generally well treated with eye drops. Through 12 months, the percentage of eyes requiring filtration surgery was low and similar between Durasert-treated and control eyes (3.4% versus 2.4%). Of the 63 study eyes with a natural lens at baseline, 33.3% of Durasert-treated eyes compared to 4.8% of control eyes required cataract surgery through 12 months. Cataracts are both a side effect of treatment with steroids and a natural consequence of uveitis.

Our second Phase 3 trial also met its primary efficacy endpoint of prevention of recurrence of disease at 6 months with statistical significance (p < 0.001, intent to treat analysis; recurrence of 21.8% for Durasert versus 53.8% for control). As in the first Phase 3 trial, Durasert three-year uveitis was generally well tolerated through 6 months. Patient follow-up beyond this latest study time point is currently underway and twelve-month data is expected in the first half of calendar year 2018.

We are also conducting a multi-center, randomized, controlled, single-masked study of the safety and utilization of two different inserters for Durasert three-year uveitis. We enrolled 26 subjects (38 eyes) in this study in 6 centers in the U.S. The utilization and safety results of this study will be included in our planned NDA filing for Durasert three-year uveitis.

Durasert Three-Year Uveitis Regulatory Strategy

In the U.S., we plan to submit an NDA to the FDA seeking approval to market Durasert three-year uveitis. We plan to support the NDA with data from our two Phase 3 trials and the inserter utilization study, as well as data referenced from Alimera’s Phase 3 clinical trials of ILUVIEN for DME. We expect to file the NDA in late December 2017 or early January 2018.

We have out-licensed Durasert three-year uveitis rights to Alimera for the EMEA as an extension of the Prior Alimera Agreement that had granted worldwide license rights to ILUVIEN for DME and other potential back-of-the-eye diseases (other than uveitis) utilizing a corticosteroid in our Durasert technology. In the EU, we expect Alimera to file the Durasert three-year uveitis data as a Type II variation to its previously approved ILUVIEN MAA, and to file in the Middle East and Africa under its respective regulatory applications.

Durasert Three-Year Uveitis Marketing Strategy

We plan to commercialize Durasert three-year uveitis ourselves in the U.S. We believe that the uveitis market in the U.S. is relatively modest in size, with an estimated patient prevalence for non-infectious posterior segment uveitis of approximately 100,000 patients. Consequently, the number of retinal physicians who treat the majority of this patient population is estimated to be fewer than 500. As a result, we believe the commercial footprint and cost to market for Durasert three-year uveitis will be less than for a typical pharmaceutical product launch with a larger physician call population. Members of our leadership team have extensive commercialization experience and believe that commercializing ourselves in the U.S. will maximize the value of Durasert three-year uveitis to us. Outside of the U.S., we licensed the EMEA rights to Durasert three-year uveitis to Alimera as part of the Amended Alimera Agreement. We plan to seek out-license partner arrangements in other territories.

Development Product: Shorter Duration Durasert

We are developing a next-generation, shorter-duration treatment for posterior segment uveitis, and for use in collaborations with other drug manufacturers with their small molecules. This program is designed to provide enhanced benefits and offer a shorter delivery period with more flexibility for multiple dosing intervals. Our market research demonstrated a preference amongst those surveyed for both 6 to 9 months and three-year sustained delivery options. Although we believe many patients would likely opt for a longer-acting treatment option, some doctors may prefer to initially treat certain disease indications over shorter time periods.

Development Product: Severe Knee Osteoarthritis Implant

We have developed an implant for the treatment of pain associated with severe knee OA in collaboration with HSS pursuant to an Investigatory-Initiated Research Agreement. This implant is being studied in an investigator-sponsored pilot study. The implant is composed of a specially manufactured surgical screw containing a Durasert system that delivers dexamethasone directly to the joint on a sustained basis. Dexamethasone is an off-patent corticosteroid that is frequently used for the treatment of OA. Implanted in the non-articulating area of the knee in an outpatient procedure, the implant is designed to provide long-term pain relief and thereby delay the need for knee replacement surgery. This implant represents the first use of our Durasert technology outside of ophthalmology. We believe this design, if successful, could be adapted for severe OA in other large joints. We are working with HSS on formalizing a commercial agreement to further develop the implant.

Knee OA is a degenerative joint disease that results from the breakdown of joint cartilage and underlying bone, with joint pain and stiffness the most common symptoms. More than 10 million people have knee OA. No cure exists, but pain and movement restriction associated with the disease are currently treated with oral analgesics, non-steroidal anti-inflammatory drugs, corticosteroids taken orally or injected into the knee, or hyaluronic acid injected into the knee. With degeneration, damage and pain from knee OA can become severe, making it the leading cause of total knee replacement surgery. More than 600,000 of these surgeries were performed last year in the U.S. alone, and the number is expected to grow.

Development Product: TKI Insert for Wet AMD

We are investigating the development of an injectable, bioerodible, sustained-release Durasert insert delivering a TKI for treatment of wet AMD. AMD, the leading cause of vision loss in people over 65, is most commonly treated with intravitreal injections of biologics that block vascular endothelial growth factor (VEGF). FDA-approved Lucentis® and Eylea® and off-label use of anti-cancer drug Avastin® are the leading treatments for wet AMD. These biologics must be injected into the eye as frequently as monthly and typically can lose efficacy over time, resulting in vision loss and return of the disease.

In cancer therapy, TKIs are taken orally, but their toxicity prevents their systemic use to treat AMD. Using our Durasert technology, we plan to develop an implant to deliver a TKI directly to the back of the eye with a total dose that is significantly lower than is used in a course of cancer therapy.

Our development goal is to provide sustained treatment of wet AMD for six months with a single injection of a TKI-based product, targeting VEGF while avoiding the toxic systemic side effects of TKIs and the frequent injections of current wet AMD anti-VEGF biologics. Using a model TKI (that is not patentable), we have generated pre-clinical data that demonstrate that a TKI delivered by a sustained release insert was comparably efficacious to a commercially available biologic indicated for wet AMD delivered by injection, both in preventing choroidal neovascularization and in reducing vascular leakage. On the basis of these data, we are currently evaluating other, potentially patentable TKIs for sustained release over several months and with comparable therapeutic effects.

Feasibility Study Agreements

From time to time, we have entered into feasibility study agreements funded by third parties to evaluate our Durasert technology system for the treatment of ophthalmic and other diseases. We presently are engaged in one such agreement for a back of the eye disease. We intend to continue to identify other companies with compounds that could be successfully delivered with our Durasert technology and, through appropriate agreements, to generate non-dilutive operating capital for pSivida, subsequent licensing arrangements, clinical development and future royalties, should any such product candidate gain regulatory approval and achieve commercialization.

Strategic Collaborations

We have entered into a number of collaboration/license agreements to develop and commercialize our product candidates and technologies. In all of these collaboration agreements, we have retained the right to use and develop the underlying technologies outside of the scope of the exclusive licenses granted.

Alimera

In February 2005, as amended and restated in March 2008, we granted Alimera an exclusive worldwide license to manufacture, develop, market and sell ILUVIEN for the treatment and prevention of human eye diseases other than uveitis pursuant to the Prior Alimera Agreement. We also granted Alimera a worldwide non-exclusive license to manufacture, develop, market and sell certain additional Durasert-based products (1) to deliver a corticosteroid and no other active ingredient by a direct delivery method to the back of the eye solely for the treatment and prevention of eye diseases in humans other than uveitis and (2) to treat DME in humans by delivering a compound by a direct delivery method through an incision no smaller than that required for a 25-gauge or larger needle. The non-exclusive license is limited to those products that, among other things, (i) have a drug core within a polymer layer (with certain limitations regarding chemically bonded combinations of active agents) and (ii) are approved, or designed to be approved, to deliver a corticosteroid and no other active ingredient by a direct delivery to the posterior portion of the eye, or to treat DME by delivering a compound by a direct delivery through an incision required for a 25-gauge or larger needle. We are not permitted to use, or grant a license to any third party to use, the licensed technologies to make or sell any products that are or would be subject to the non-exclusive license granted to Alimera.

In October 2014, Alimera paid us a $25.0 million milestone upon FDA approval of ILUVIEN as provided in the Prior Alimera Agreement.

In July 2017, we entered into the Amended Alimera Agreement to (i) license our Durasert three-year uveitis product candidate to Alimera for the EMEA under the ILUVIEN tradename and (ii) convert the previous net profit share arrangement on a country-by-country basis to sales-based royalties for DME, uveitis and any other ILUVIEN indications that obtain regulatory approval in various jurisdictions in the future, provided that certain amounts of Alimera’s previous ILUVIEN net commercialization losses can be offset against earned sales-based royalties (as described below). We are entitled to receive a 2% sales-based royalty within 60 days following the end of each calendar quarter commencing with the quarter ending September 30, 2017 and through calendar year 2018. Commencing January 1, 2019 (or earlier under certain circumstances) the sales-based royalty will increase to 6% on aggregate calendar year net sales up to $75 million and 8% on any calendar year sales in excess of $75 million. Alimera’s share of accumulated ILUVIEN commercialization losses under the original net profit share arrangement (as set forth in the Prior Alimera Agreement), is capped at $25 million. Under the Amended Alimera Agreement those recoverable losses be reduced as follows: (i) $10 million was cancelled in lieu of any upfront license fee on the effective date of the Amended Alimera Agreement; (ii) for calendar years 2019 and 2020, 50% of earned sales-based royalties in excess of 2% of net sales will be offset against the quarterly royalty payments due from Alimera; (iii) on January 1, 2020 (or earlier under certain circumstances), another $5 million of the accumulated commercialization losses will be cancelled, provided, however, that such date of cancellation may be extended further under certain circumstances related to Alimera’s regulatory approval process for

ILUVIEN for posterior uveitis, with such extension, if any, subject to mutual agreement by the parties; and (iv) commencing in calendar year 2021, 20% of earned sales-based royalties in excess of 2% of net sales will be offset against the quarterly royalty payments due from Alimera until such time as the remaining balance of the original $25 million of commercialization losses has been recouped by Alimera.

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

Pfizer

In June 2011, we entered into an Amended and Restated Collaborative Research and License Agreement with Pfizer, Inc. (“Pfizer”) (the “Restated Pfizer Agreement”) to focus solely on the development of a sustained-release bioerodible micro-insert injected into the subconjunctiva designed to deliver latanoprost for human ophthalmic disease or conditions other than uveitis (the “Latanoprost Product”). Pfizer made an upfront payment of $2.3 million and we agreed to provide Pfizer options under various circumstances for an exclusive, worldwide license to develop and commercialize the Latanoprost Product. On October 25, 2016, we notified Pfizer that we had discontinued development of the Latanoprost Product, which provided Pfizer a 60-day option to acquire a worldwide license in return for a $10.0 million payment and potential sales-based royalties and development, regulatory and sales performance milestone payments. Pfizer did not exercise its option and the Restated Pfizer Agreement automatically terminated on December 26, 2016. Provided that we do not conduct any research and development of the Latanoprost Product through calendar 2017, we retain the right thereafter to develop and commercialize the Latanoprost Product on our own or with a partner. By letter agreement effective as of April 11, 2017, Pfizer officially waived that restriction.

Enigma Therapeutics

Our December 2012 license agreement, amended and restated in March 2013, with Enigma Therapeutics Limited (Enigma) provides Enigma with an exclusive, worldwide, royalty-bearing license for the development of BrachySil (now named OncoSil™), a product candidate for the treatment of pancreatic and other cancers. We received an upfront fee of $100,000 and are entitled to an 8% sales-based royalty, 20% of sublicense consideration and milestones based on aggregate product sales. To date, Enigma has not received regulatory approval for OncoSil in any jurisdiction. Enigma is obligated to pay an annual license maintenance fee of $100,000, creditable during each ensuing twelve-month period against reimbursable patent maintenance costs and sales-based royalties. Annual license maintenance fees of $100,000 were paid in respect of each calendar year from 2013 through 2016. Enigma has the right to terminate this license upon 60 days’ prior written notice.

Research and Development

Our clinical and pre-clinical research programs primarily focus on ophthalmic applications of our technology platform. Our research and development expenses totaled $14.9 million in fiscal 2017, $14.4 million in fiscal 2016 and $12.1 million in fiscal 2015. Of these amounts, $13.0 million in fiscal 2017, $12.8 million in fiscal 2016 and $10.6 million in fiscal 2015 were incurred for costs of research and development personnel, clinical and pre-clinical studies, contract services, testing and laboratory facilities. The remaining expense of $1.9 million in fiscal 2017, $1.6 million in fiscal 2016 and $1.5 million in fiscal 2015 consisted of non-cash charges for amortization of intangible assets, depreciation of property, plant and equipment and stock-based compensation expense specifically allocated to research and development personnel.

During the first quarter of fiscal 2017, we consolidated all of our research and development operations in our facility in Watertown, Massachusetts. We closed our research facility in Malvern, U.K. and terminated the employment of all our employees in that location.

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

The U.S. patent with which Retisert is marked expires in March 2019. The last expiring patent covering Retisert expires in April 2020. The latest expiring patent covering ILUVIEN and Durasert three-year uveitis expires in August 2027 in the U.S. and in October 2024 in the EU, although extensions have been obtained or applied for through May 2027 in various EU countries.

The following table provides general details relating to our owned and licensed patents (including both patents that have been issued and applications that have been accepted for issuance) and patent applications as of August 31, 2017:

Technology	United States Patents	United States Applications	Foreign Patents	Foreign Applications	Patent Families
Durasert	11	6	72	11	11
Other	15	11	39	47	15

Total	26	17	111	58	26

Employees

We had 22 employees as of August 31, 2017. None of our employees is covered by a collective bargaining agreement.

Manufacturing

We currently manufacture our product candidates for pre-clinical studies and clinical trials. We purchase raw materials and components necessary to manufacture Durasert three-year uveitis and our other product candidates in the ordinary course of business, and they are available from multiple sources. The manufacture of each of Retisert and ILUVIEN is the responsibility of our licensees. If Durasert three-year uveitis is approved, we plan to commercially manufacture the product in our current Watertown, MA facility.

Sales and Marketing

We currently have no significant marketing or sales staff, but members of our leadership team have extensive commercialization experience. We currently depend on collaborative partners to market our approved products. Should we file our Durasert three-year uveitis NDA with the FDA as planned in late December 2017 or early January 2018, we expect to invest in our sales and marketing infrastructure during calendar year 2018 in preparation for a potential U.S. product launch in the first half of calendar year 2019. Significant expenditures will be required for us to develop an independent sales and marketing organization. We intend to use an outsourced contract sales organization to promote Durasert three-year uveitis to our defined audience in the U.S., although to date we have not entered into any such agreements.

Competition

The market for products treating back-of-the-eye diseases is highly competitive and is characterized by extensive research efforts and rapid technological progress. We face substantial competition for our products and product candidates. Pharmaceutical, drug delivery and biotechnology companies, as well as research organizations, governmental entities, universities, hospitals, other nonprofit organizations and individual scientists, have developed and are seeking to develop drugs, therapies and novel delivery methods to treat diseases targeted by our products and product candidates. Most of our competitors and potential competitors are larger, better established, more experienced and have substantially more resources than we or our partners have. Competitors may reach the market earlier, may have obtained or could obtain patent protection that dominates or adversely affects our products and potential products, and may offer products with greater efficacy, lesser or fewer side effects and/or other competitive advantages. We believe that competition for treatments of back-of-the-eye diseases is based upon the effectiveness of the treatment, side effects, time to market, reimbursement and price, reliability, ease of administration, dosing or injection frequency, patent position and other factors.

Many companies have or are pursuing products to treat back-of-the-eye diseases that are or would be competitive with ILUVIEN for DME or Durasert three-year uveitis. Some of these products and potential products include the following:

•

DME. Genentech USA Inc.’s Lucentis (ranibizumab) and Regeneron Pharmaceutical’s EYLEA (aflibercept) are approved in the U.S. and the EU for the treatment of DME. Roche’s lower-cost Avastin is approved to treat various cancers, but is used off-label for treatment of diabetic retinopathy. These products are vascular endothelial growth factor (“VEGF”) inhibitors which are considered first line therapy for DME due to their ability to block the VEGF protein, which at high levels can cause abnormal blood vessels to grow in the eye and leak fluid. Genentech is a wholly-owned member of the Roche Group. Novartis AG has the right to market and sell Lucentis outside of the U.S. Regeneron maintains exclusive rights to EYLEA in the U.S., and Bayer HealthCare owns the exclusive marketing rights outside the U.S. Lucentis, EYLEA and Avastin are all injected into the back of the eye on a monthly or bi-monthly basis. Allergan, Inc.’s Ozurdex® (dexamethasone intravitreal implant), a bioerodible intravitreal implant, has been approved for the treatment of DME, retinal vein occlusion (“RVO”) and posterior segment uveitis, and has a therapeutic duration of several months. As with ILUVIEN, Ozurdex delivers a corticosteroid (dexamethasone) to the back of the eye through an intravitreal injection. However, it only lasts for up to several months, resulting in frequent injections compared to ILUVIEN lasting for up to three years. Other companies, including Genentech, are working on the development of product candidates and extended delivery system for the potential treatment of DME, including those that act by blocking VEGF and VEGF receptors.

•

Posterior Segment Uveitis. Periocular steroid injections and systemic delivery of corticosteroids are routinely used to treat posterior segment uveitis, which is a chronic, inflammatory condition of the eye. It is treated both aggressively and frequently by physicians in order to minimize the disease “flares”, which are the main cause of vision deterioration and potential blindness. Ozurdex is approved in the U.S. and EU for posterior segment uveitis through an intravitreal bioerodible implant that provides treatment which lasts for several months. As with DME, the several month effectiveness of Ozurdex can result in frequent intravitreal injections of the implant. AbbVie recently obtained FDA approval for Humira® (adalimumab) for the treatment of all types of non-infectious uveitis (intermediate, posterior and panuveitis) and it is administered subcutaneously every other week for systemic delivery. Humira is a biologic that blocks tumor necrosis factor (TNF) alpha, a naturally occurring cytokine that is involved in normal inflammatory and immune responses. Humira’s retail price in the U.S. is approximately $50,000 per year. Other companies have ongoing trials of posterior segment uveitis treatments, including Santen Pharmaceutical Co. Ltd., which has recently filed an NDA for sirolimus, which is administered through intravitreal injection every two months. Sirolimus is a mammalian target of rapamycin (mTOR) inhibitor and modulator of the immune system, and is being developed for non-infectious uveitis of the posterior segment. Clearside’s CLS-TA (triamcinolone acetonide, a steroid) for macular edema associated with non-infectious uveitis is in Phase II trials and it is administered through a suprachoroidal injection administered every two months. Preliminary clinical data indicate that the suprachoroidal route may reduce the risk of increased intraocular pressure that is typically associated with intraocular injection of steroids.

Revenues

We operate in one business segment. The following table summarizes our revenues by type and by geographical location. Revenue is allocated geographically by the location of the subsidiary that earns the revenue. For more detailed information regarding our operations, see our consolidated financial statements commencing on page F-1.

	Year Ended June 30,
	2017			2016			2015
	U.S.	U. K.	Total	U.S.	U. K.	Total	U.S.	U. K.	Total
	(In thousands)
Revenues:
Collaborative research and development	$6,469	$100	$6,569	$298	$100	$398	$25,311	$100	$25,411
Royalty income	970	—	970	1,222	—	1,222	1,154	—	1,154

	$7,439	$100	$7,539	$1,520	$100	$1,620	$26,465	$100	$26,565

Government Regulation

We are subject to extensive regulation by the FDA and other federal, state, and local regulatory agencies. The Federal Food, Drug and Cosmetic Act, or the FD&C Act, and FDA’s implementing regulations set forth, among other things, requirements for the testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record-keeping, reporting, distribution, import, export, advertising and promotion of our product candidates. Although the discussion below focuses on regulation in the United States, we currently out-license certain of our products and may seek approval for, and market, other products in other countries in the future. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in the EU are addressed in a centralized way through the European Medicines Agency, or EMA, and the European Commission but country specific regulation remains essential in many respects. The process of obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and may not be successful.

Development and Approval

Under the FD&C Act, FDA approval of an NDA is required before any new drug can be marketed in the United States. NDAs require extensive studies and submission of a large amount of data by the applicant.

Pre-clinical Testing. Before testing any compound in human patients in the United States, a company must generate extensive pre-clinical data. Pre-clinical testing generally includes laboratory evaluation of product chemistry and formulation, as well as toxicological and pharmacological studies in several animal species to assess the quality and safety of the product. Certain animal studies must be performed in compliance with the FDA’s Good Laboratory Practice, or GLP, regulations and the U.S. Department of Agriculture’s Animal Welfare Act.

IND Application. Human clinical trials in the United States cannot commence until an investigational new drug, or IND, application is submitted and becomes effective. A company must submit pre-clinical testing results to the FDA as part of the IND, and the FDA must evaluate whether there is an adequate basis for testing the drug in initial clinical studies in human volunteers. Unless the FDA raises concerns, the IND becomes effective 30 days following its receipt by the FDA. Once human clinical trials have commenced, the FDA may stop a clinical trial by placing it on “clinical hold” because of concerns about the safety of the product being tested, or for other reasons.

Clinical Trials. Clinical trials involve the administration of a drug to healthy human volunteers or to patients, under the supervision of a qualified investigator. The conduct of clinical trials is subject to extensive regulation, including compliance with the FDA’s bioresearch monitoring regulations and Good Clinical Practice, or GCP, requirements, which establish standards for conducting, recording data from, and reporting the results of, clinical trials, and are intended to assure that the data and reported results are credible and accurate, and that the rights, safety, and well-being of study participants are protected. Clinical trials must be conducted under protocols that detail the study objectives, parameters for monitoring safety, and the efficacy criteria, if any, to be evaluated. Each protocol is reviewed by the FDA as part of the IND. In addition, each clinical trial must be reviewed and approved by, and conducted under the auspices of, an Institutional Review Board, or IRB. Companies sponsoring the clinical trials, investigators, and IRBs also must comply with, as applicable, regulations and guidelines for obtaining informed consent from the study patients, following the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting of adverse events, or AEs. Foreign studies conducted under an IND must meet the same requirements that apply to studies being conducted in the United States. Data from a foreign study not conducted under an IND may be submitted in support of an NDA if the study was conducted in accordance with GCP and the FDA is able to validate the data.

A study sponsor is required to publicly post specified details about certain clinical trials and clinical trial results on government or independent websites (e.g., http://clinicaltrials.gov). Human clinical trials typically are conducted in three sequential phases, although the phases may overlap with one another:

•

Phase 1 clinical trials involve the initial administration of the investigational drug to humans, typically to a small group of healthy human patients, but occasionally to a group of patients with the targeted disease or disorder. Phase 1 clinical trials generally are intended to determine the metabolism and pharmacologic actions of the drug, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.

•

Phase 2 clinical trials generally are controlled studies that involve a relatively small sample of the intended patient population, and are designed to develop initial data regarding the product’s effectiveness, to determine dose response and the optimal dose range, and to gather additional information relating to safety and potential AEs.

•

Phase 3 clinical trials are conducted after preliminary evidence of effectiveness has been obtained, and are intended to gather the additional information about safety and effectiveness necessary to evaluate the drug’s overall risk-benefit profile, and to provide a basis for physician labeling. Generally, Phase 3 clinical development programs consist of expanded, large-scale studies of patients with the target disease or disorder to obtain statistical evidence of the efficacy and safety of the drug at the proposed dosing regimen.

The sponsoring company, the FDA, or the IRB may suspend or terminate a clinical trial at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk. Further, success in early-stage clinical trials does not assure success in later-stage clinical trials. Data obtained from clinical activities are not always conclusive and may be subject to alternative interpretations that could delay, limit or prevent regulatory approval.

NDA Submission and Review. The FD&C Act provides two pathways for the approval of new drugs through an NDA. An NDA under Section 505(b)(1) of the FD&C Act is a comprehensive application to support approval of a product candidate that includes, among other things, data and information to demonstrate that the proposed drug is safe and effective for its proposed uses, that production methods are adequate to ensure its identity, strength, quality, and purity of the drug, and that proposed labeling is appropriate and contains all necessary information. A 505(b)(1) NDA contains results of the full set of pre-clinical studies and clinical trials conducted by or on behalf of the applicant to characterize and evaluate the product candidate.

Section 505(b)(2) of the FD&C Act provides an alternate regulatory pathway to obtain FDA approval for new formulations or new uses of previously approved drug products. Specifically, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely to some extent upon the FDA’s findings of safety and effectiveness for an approved product that acts as the reference listed drug, or RLD, and submit its own product-specific data — which may include data from pre-clinical studies or clinical trials conducted by or on behalf of the applicant — to address differences between the product candidate and the RLD.

The submission of an NDA under either Section 505(b)(1) or Section 505(b)(2) generally requires payment of a substantial user fee to the FDA. The FDA reviews applications to determine, among other things, whether a product is safe and effective for its intended use and whether the manufacturing controls are adequate to assure and preserve the product’s identity, strength, quality, and purity. For some NDAs, the FDA may convene an advisory committee to seek insights and recommendations on issues relevant to approval of the application. Although the FDA is not bound by the recommendation of an advisory committee, the agency usually has followed such recommendations.

The FDA may determine that a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to ensure that the benefits of a new product outweigh its risks, and the product can therefore be approved. A REMS may include various elements, ranging from a medication guide or patient package insert to limitations on who may prescribe or dispense the drug, depending on what the FDA considers necessary for the safe use of the drug. Under the Pediatric Research Equity Act, certain applications for approval must also include an assessment, generally based on clinical study data, of the safety and effectiveness of the subject drug in relevant pediatric populations. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with current Good Manufacturing Practice, or cGMP, requirements and adequate to assure consistent production of the product within required specifications.

Once an NDA submission has been accepted for filing—which occurs, if at all, within 60 days after submission of the NDA—the FDA’s goal for a non-priority review of an NDA is ten months. The review process can be and often is significantly extended, however, by FDA requests for additional information, studies, or clarification. After review of an NDA, the FDA may decide to not approve the application or may issue a complete response letter, or CRL, outlining the deficiencies in the submission. The CRL also may request additional information, including additional pre-clinical or clinical data. Even if such additional information and data are submitted, the FDA may decide that the NDA still does not meet the standards for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than the sponsor.

Obtaining regulatory approval often takes a number of years, involves the expenditure of substantial resources, and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials. Additionally, as a condition of approval, the FDA may impose restrictions that could affect the commercial success of a drug or require post-approval commitments, including the completion within a specified time period of additional clinical studies, which often are referred to as “Phase 4” or “post-marketing” studies.

Post-approval modifications to the drug, such as changes in indications, labeling, or manufacturing processes or facilities, may require a sponsor to develop additional data or conduct additional pre-clinical studies or clinical trials, to be submitted in a new or supplemental NDA, which would require FDA approval.

Post-Approval Regulation

Once approved, products are subject to continuing regulation by the FDA. If ongoing regulatory requirements are not met, or if safety problems occur after the product reaches the market, the FDA may at any time withdraw product approval or take actions that would limit or suspend marketing. Additionally, the FDA may require post-marketing studies or clinical trials if there are new safety information developments.

Good Manufacturing Practices. Companies engaged in manufacturing drug products or their components must comply with applicable cGMP requirements and product-specific regulations enforced by the FDA and other regulatory agencies. Compliance with cGMP includes adhering to requirements relating to organization and training of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, quality control and quality assurance, packaging and labeling controls, holding and distribution, laboratory controls, and records and reports. The FDA regulates and inspects equipment, facilities, and processes used in manufacturing pharmaceutical products prior to approval. If, after receiving approval, a company makes a material change in manufacturing equipment, location, or process (all of which are, to some degree, incorporated in the NDA), additional regulatory review and approval may be required. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval of a product. Failure to comply with applicable cGMP requirements and conditions of product approval may lead the FDA to seek sanctions, including fines, civil penalties, injunctions, suspension of manufacturing operations, operating restrictions, withdrawal of FDA approval, seizure or recall of products, and criminal prosecution. Although we periodically monitor the FDA compliance of our third-party manufacturers, we cannot be certain that our present or future third-party manufacturers will consistently comply with cGMP and other applicable FDA regulatory requirements.

Advertising and Promotion. The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct-to-consumer advertising, advertising and promotion to healthcare professionals, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for “off-label” uses—that is, uses not approved by the FDA and not described in the product’s labeling—because the FDA does not regulate the practice of medicine. However, FDA regulations impose restrictions on manufacturers’ communications regarding off-label uses. Broadly speaking, a manufacturer may not promote a drug for off-label use, but under certain conditions may engage in non-promotional, balanced, scientific communication regarding off-label use. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes a drug.

Other Requirements. NDA holders must comply with other regulatory requirements, including submitting annual reports, reporting information about adverse drug experiences, and maintaining certain records.

Hatch-Waxman Act

The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, establishes two abbreviated approval pathways for pharmaceutical products that are in some way follow-on versions of already approved products.

Generic Drugs. A generic version of an approved drug is approved by means of an abbreviated NDA, or ANDA, by which the sponsor demonstrates that the proposed product is the same as the approved, brand-name drug, which is referred to as the RLD. Generally, an ANDA must contain data and information showing that the proposed generic product and RLD (i) have the same active ingredient, in the same strength and dosage form, to be delivered via the same route of administration, (ii) are intended for the same uses, and (iii) are bioequivalent. This is instead of independently demonstrating the proposed product’s safety and effectiveness, which are inferred from the fact that the product is the same as the RLD, which the FDA previously found to be safe and effective.

505(b)(2) NDAs. As discussed above, if a product is similar, but not identical, to an already approved product, it may be submitted for approval via an NDA under section 505(b)(2) of the FD&C Act. Unlike an

ANDA, this does not excuse the sponsor from demonstrating the proposed product’s safety and effectiveness. Rather, the sponsor is permitted to rely to some degree on the FDA’s finding that the RLD is safe and effective, and must submit its own product-specific data of safety and effectiveness to an extent necessary because of the differences between the products. An NDA approved under 505(b)(2) may in turn serve as an RLD for subsequent applications from other sponsors.

RLD Patents. In an NDA, a sponsor must identify patents that claim the drug substance or drug product or a method of using the drug. When the drug is approved, those patents are among the information about the product that is listed in the FDA publication, Approved Drug Products with Therapeutic Equivalence Evaluations, which is referred to as the Orange Book. The sponsor of an ANDA or 505(b)(2) application seeking to rely on an approved product as the RLD must make one of several certifications regarding each listed patent. A “Paragraph III” certification is the sponsor’s statement that it will wait for the patent to expire before obtaining approval for its product. A “Paragraph IV” certification is an assertion that the patent does not block approval of the later product, either because the patent is invalid or unenforceable or because the patent, even if valid, is not infringed by the new product.

Regulatory Exclusivities. The Hatch-Waxman Act provides periods of regulatory exclusivity for products that would serve as RLDs for an ANDA or 505(b)(2) application. If a product is a “new chemical entity,” or NCE—generally meaning that the active moiety has never before been approved in any drug—there is a period of five years from the product’s approval during which the FDA may not accept for filing any ANDA or 505(b)(2) application for a drug with the same active moiety. An ANDA or 505(b)(2) application may be submitted after four years, however, if the sponsor of the application makes a Paragraph IV certification.

A product that is not an NCE may qualify for a three-year period of exclusivity if the NDA contains new clinical data, derived from studies conducted by or for the sponsor, that were necessary for approval. In that instance, the exclusivity period does not preclude filing or review of an ANDA or 505(b)(2) application; rather, the FDA is precluded from granting final approval to the ANDA or 505(b)(2) application until three years after approval of the RLD. Additionally, the exclusivity applies only to the conditions of approval that required submission of the clinical data.

Once the FDA accepts for filing an ANDA or 505(b)(2) application containing a Paragraph IV certification, the applicant must within 20 days provide notice to the RLD NDA holder and patent owner that the application has been submitted, and provide the factual and legal basis for the applicant’s assertion that the patent is invalid or not infringed. If the NDA holder or patent owner files suit against the ANDA or 505(b)(2) applicant for patent infringement within 45 days of receiving the Paragraph IV notice, the FDA is prohibited from approving the ANDA or 505(b)(2) application for a period of 30 months or the resolution of the underlying suit, whichever is earlier. If the RLD has NCE exclusivity and the notice is given and suit filed during the fifth year of exclusivity, the 30-month stay does not begin until five years after the RLD approval. The FDA may approve the proposed product before the expiration of the 30-month stay if a court finds the patent invalid or not infringed or if the court shortens the period because the parties have failed to cooperate in expediting the litigation.

Patent Term Restoration. A portion of the patent term lost during product development and FDA review of an NDA is restored if approval of the application is the first permitted commercial marketing of a drug containing the active ingredient. The patent term restoration period is generally one-half the time between the effective date of the IND or the date of patent grant (whichever is later) and the date of submission of the NDA, plus the time between the date of submission of the NDA and the date of FDA approval of the product. The maximum period of restoration is five years, and the patent cannot be extended to more than 14 years from the date of FDA approval of the product. Only one patent claiming each approved product is eligible for restoration and the patent holder must apply for restoration within 60 days of approval. The U.S. Patent and Trademark Office, or PTO, in consultation with the FDA, reviews and approves the application for patent term restoration.

European and Other International Government Regulation

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Some countries outside of the United States have a similar process that requires the submission of a clinical trial application, or CTA, much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a CTA must be submitted to the national health authority of each EU Member State in which the clinical trial is to be conducted and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed.

To obtain regulatory approval to commercialize a new drug under EU regulatory systems, we must submit an MAA. In the EU, marketing authorization for a medicinal product can be obtained through a centralized, mutual recognition, decentralized procedure, or the national procedure of an individual EU Member State. In accordance with the centralized procedure, the applicant can submit a single application for marketing authorization to the EMA. The agency will provide a positive opinion regarding the application if it meets certain quality, safety, and efficacy requirements. Following the opinion of the EMA, the European Commission makes a final decision to grant a centralized marketing authorization that permits the marketing of a product in all 28 EU Member States and three of the four European Free Trade Association, or EFTA, States—Iceland, Liechtenstein and Norway. The centralized procedure is mandatory for certain medicinal products, including orphan medicinal products, medicinal products derived from certain biotechnological processes, advanced therapy medicinal products and certain other medicinal products containing a new active substance for the treatment of certain diseases. This route is optional for certain other products, including medicinal products that are a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public or animal health.

Unlike the centralized authorization procedure, the decentralized marketing authorization procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application process is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the European Commission, whose decision is binding on all EU Member States.

The mutual recognition procedure is similarly based on the acceptance by the competent authorities of the EU Member States of the marketing authorization of a medicinal product by the competent authorities of other EU Member States. The holder of a national marketing authorization may submit an application to the competent authority of an EU Member State requesting that this authority recognize the marketing authorization delivered by the competent authority of another EU Member State.

For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Internationally, clinical trials are generally required to be conducted in accordance with GCP, applicable regulatory requirements of each jurisdiction and the medical ethics principles that have their origin in the Declaration of Helsinki.

Accelerated Review

Under the Centralized Procedure in the European Union, the maximum timeframe for the evaluation of a MAA is 210 days (excluding “clock stops,” when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use, or CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest. Three cumulative criteria must be fulfilled in such circumstances: the seriousness of the disease (e.g., heavy disabling or life-threatening diseases) to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days.

Compliance

During all phases of development (pre- and post-marketing), failure to comply with applicable regulatory requirements may result in administrative or judicial sanctions. These sanctions could include the FDA’s imposition of a clinical hold on trials, refusal to approve pending applications, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, product detention or refusal to permit the import or export of products, injunctions, fines, civil penalties or criminal prosecution. Third country authorities can impose equivalent penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Other Exclusivities

Pediatric Exclusivity. Section 505A of the FD&C Act provides for six months of additional exclusivity or patent protection if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data does not need to show that the product is effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or Orange Book listed patent protection that cover the drug are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve an ANDA or 505(b)(2) application owing to regulatory exclusivity or listed patents. When any product is approved, we will evaluate seeking pediatric exclusivity as appropriate.

Orphan Drug Exclusivity. The Orphan Drug Act provides incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200,000 individuals in the United States. If a sponsor demonstrates that a drug is intended to treat a rare disease or condition, the FDA grants orphan drug designation to the product for that use. The benefits of orphan drug designation include research and development tax credits and exemption from user fees. A drug that is approved for the orphan drug designated indication generally is granted seven years of orphan drug exclusivity. During that period, the FDA generally may not approve any other application for the same product for the same indication, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with exclusivity.

In the European Union, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union. Additionally, orphan drug designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug. The application for orphan designation must be submitted to the EMA and approved before an application is made for marketing authorization for the product. Once authorized, orphan medicinal products are entitled to ten years of market exclusivity. During this ten-year period, with a limited number of exceptions, neither the competent authorities of the EU Member States, the EMA, or the European Commission are permitted to accept applications or grant marketing authorization for other similar medicinal products with the same therapeutic indication. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this latter product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity

Data Exclusivity. In the European Union if a marketing authorization is granted for a medicinal product containing a new active substance, that product benefits from eight years of data exclusivity, during which generic marketing authorization applications referring to the data of that product may not be accepted by the regulatory authorities, and a further two years of market exclusivity, during which such generic products may not be placed on the market. The two-year period may be extended to three years if during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved.

U.S. Healthcare Reform

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, which we refer to together as the Affordable Care Act, or ACA, is a sweeping measure intended to expand healthcare coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. This law substantially changes the way healthcare is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicaid Drug Rebate program, expansion of the Public Health Service’s 340B drug pricing discount program, or 340B program, fraud and abuse, and enforcement. These changes impact existing government healthcare programs and are resulting in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

Some states have elected not to expand their Medicaid programs to individuals with an income of up to 133% of the federal poverty level, as is permitted under the Affordable Care Act. For each state that does not choose to expand its Medicaid program, there may be fewer insured patients overall, which could impact our sales of products for which we receive regulatory approval, business and financial condition. Where new patients receive insurance coverage under any of the new Medicaid options made available through the Affordable Care Act, the possibility exists that manufacturers may be required to pay Medicaid rebates on drugs used under these circumstances, a decision that could impact manufacturer revenues. In addition, the federal government has announced delays in the implementation of key provisions of the Affordable Care Act.

Moreover, legislative changes to or regulatory changes under the Affordable Care Act remain possible in the 115th U.S. Congress and under the Trump Administration. The American Health Care Act of 2017, or AHCA, which would repeal and replace key portions of the Affordable Care Act, was passed by the U.S. House of Representatives but remains subject to passage by the U.S. Senate. In addition, in January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. We expect that the Affordable Care Act, as currently enacted or as it may be amended or replaced in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of products for which we receive regulatory approval or to successfully commercialize our product candidates, if approved.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. Sales of any of our product candidates, if approved, will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government healthcare programs such as Medicare and Medicaid, and private payors, such as commercial health insurers and managed care organizations. Third-party payors determine which drugs they will cover and the amount of reimbursement they will provide for a covered drug. In the U.S., there is no uniform system among payors for making coverage and reimbursement decisions. In addition, the process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication.

In order to secure coverage and reimbursement for our products, if approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costly studies required to obtain FDA or other comparable regulatory approvals. Even if we conduct pharmacoeconomic studies, our product candidates may not be considered medically necessary or cost-effective by payors. Further, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved.

In the past, payors have implemented reimbursement metrics and periodically revised those metrics as well as the methodologies used as the basis for reimbursement rates, such as average sales price, or ASP, average manufacturer price, or AMP, and actual acquisition cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. The Centers for Medicare and Medicaid Services, or CMS, surveys and publishes retail pharmacy acquisition cost information in the form of National Average Drug Acquisition Cost, or NADAC files, to provide state Medicaid agencies with a basis of comparison for their own reimbursement and pricing methodologies and rates.

Participation in the Medicaid Drug Rebate program would require us to pay a rebate for each unit of drug reimbursed by Medicaid. The amount of the “basic” portion of the rebate for each product is set by law as the larger of: (i) 23.1% of quarterly AMP, or (ii) the difference between quarterly AMP and the quarterly best price available from us to any commercial or non-governmental customer, or Best Price. AMP must be reported on a monthly and quarterly basis and Best Price is reported on a quarterly basis only. In addition, the rebate also includes the “additional” portion, which adjusts the overall rebate amount upward as an “inflation penalty” when the drug’s latest quarter’s AMP exceeds the drug’s AMP from the first full quarter of sales after launch, adjusted for increases in the Consumer Price Index-Urban. The upward adjustment in the rebate amount per unit is equal to the excess amount of the current AMP over the inflation-adjusted AMP from the first full quarter of sales. The rebate amount is recomputed each quarter based on our report to CMS of current quarterly AMP and Best Price for our drug. The terms of our participation in the program would impose a requirement for us to report revisions to AMP or Best Price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision.

Federal law requires that any manufacturer that participates in the Medicaid Drug Rebate program also participate in the 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program. Any changes to the definition of AMP and the Medicaid rebate amount under the Affordable Care Act or other legislation could affect our 340B ceiling price calculations and negatively impact our results of operations.

In the U.S. Medicare program, outpatient prescription drugs may be covered under Medicare Part D. Medicare Part D is a voluntary prescription drug benefit, through which Medicare beneficiaries may enroll in prescription drug plans offered by private entities for coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans provided for under Medicare Part C.

Coverage and reimbursement for covered outpatient drugs under Part D are not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Although Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, they have some flexibility to establish those categories and classes and are not required to cover all of the drugs in each category or class. Medicare Part D prescription drug plans may use formularies to limit the number of drugs that will be covered in any therapeutic class and/or impose differential cost sharing or other utilization management techniques.

The availability of coverage under Medicare Part D may increase demand for products for which we receive marketing approval. However, in order for the products that we market to be included on the formularies of Part D prescription drug plans, we likely will have to offer pricing that is lower than the prices we might otherwise obtain. Changes to Medicare Part D that give plans more freedom to limit coverage or manage utilization, and other cost reduction initiatives in the program, could decrease the coverage and price that we receive for any approved products and could seriously harm our business.

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we expect to participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. Under this program, we would be obligated to make our “innovator” drugs available for procurement on an FSS contract and charge a price to four federal agencies—the VA, U.S. Department of Defense, or DoD, Public Health Service and U.S. Coast Guard—that is no higher than the statutory Federal Ceiling Price, or FCP. The FCP is based on the non-federal average manufacturer price, or Non-FAMP, which we calculate and report to the VA on a quarterly and annual basis. We also expect to participate in the Tricare Retail Pharmacy program, under which we would pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP.

Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by manufacturers, governmental or regulatory agencies, and the courts. Civil monetary penalties can be applied if a manufacturer is found to have knowingly submitted any false price information to the government or fails to submit the required price data on a timely basis. Such conduct also could be grounds for CMS to terminate the manufacturer’s Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for the manufacturer’s covered outpatient drugs. In addition, claims submitted to federally-funded healthcare programs, such as Medicare and Medicaid, for drugs priced based on incorrect pricing data provided by a manufacturer can implicate the federal Civil False Claims Act.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs. For example, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs, and reform government program reimbursement methodologies for drug products.

Beginning April 1, 2013, Medicare payments for all items and services, including drugs, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction, on average, to 2025. If Congress does not take action in the future to modify these sequestrations, Medicare Part D plans could seek to reduce their negotiated prices for drugs. Other legislative or regulatory cost containment legislation could have a similar effect.

Further, the Affordable Care Act may reduce the profitability of drug products. It expanded manufacturers’ rebate liability under the Medicaid program from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well, increased the minimum Medicaid rebate due for most innovator drugs, and capped the total rebate amount for innovator drugs at 100% of AMP. The Affordable Care Act and subsequent legislation also changed the definition of AMP. On February 1, 2016, CMS issued final regulations to implement the changes to the Medicaid drug rebate program under the Affordable Care Act. These regulations became effective on April 1, 2016.

The Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each such manufacturer pays a prorated share of the branded prescription drug fee of $4.0 billion in 2017, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. The Affordable Care Act also expanded the Public Health Service’s 340B program to include additional types of covered entities. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners, and a significant number of provisions are not yet, or have only recently become, effective. It appears likely that the Affordable Care Act will continue the pressure on pharmaceutical pricing, especially under the Medicare and Medicaid programs, and may also increase our regulatory burdens and operating costs.

Legislative changes to and regulatory changes under the Affordable Care Act remain possible in the 115th U.S. Congress and under the Trump Administration, as discussed above under the heading “U.S. Healthcare Reform.” In addition, there likely will continue to be proposals by legislators at both the federal and state levels, regulators, and third-party payors to contain healthcare costs. Thus, even if we obtain favorable coverage and reimbursement status for any products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Different pricing and reimbursement schemes exist in other countries. In the European Union, each EU Member States can restrict the range of medicinal products for which its national health insurance system provides reimbursement and can control the prices of medicinal products for human use marketed on its territory. As a result, following receipt of marketing authorization in an EU Member State, through any application route, the applicant is required to engage in pricing discussions and negotiations with the competent pricing authority in the individual EU Member State. The governments of the EU Member States influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some EU Member States operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed upon. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other EU Member States allow companies to fix their own prices for medicines, but monitor and control company profits. Others adopt a system of reference pricing, basing the price or reimbursement level in their territories either on the pricing and reimbursement levels in other countries or on the pricing and reimbursement levels of medicinal products intended for the same therapeutic indication. Further, some EU Member States approve a specific price for the medicinal product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. The downward pressure on healthcare costs in general, particularly prescription drugs, has become more intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, we may face competition for our product candidates from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

Health Technology Assessment, or HTA, of medicinal products, however, is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States. These EU Member States include the United Kingdom, France, Germany, Ireland, Italy and Sweden. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market.

The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product varies between EU Member States.

In addition, pursuant to Directive 2011/24/EU on the application of patients’ rights in cross-border healthcare, a voluntary network of national authorities or bodies responsible for HTA in the individual EU Member States was established. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This may lead to harmonization of the criteria taken into account in the conduct of HTAs between EU Member States and in pricing and reimbursement decisions and may negatively affect price in at least some EU Member States.

Healthcare Fraud and Abuse Laws

In addition to FDA restrictions on marketing of pharmaceutical products, our business will be subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business, particularly once third-party reimbursement becomes available for one or more of our products. These laws include, but are not limited to, anti-kickback and false claims statutes.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. A violation of the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. The Affordable Care Act amended federal law to provide that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly and practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceuticals, including certain discounts, or engaging such individuals as consultants, speakers or advisors, may be subject to scrutiny if they do not fit squarely within the exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product support and patient assistance programs. Arrangements that implicate the Anti-Kickback Statute and do not fit within an exception or safe harbor are reviewed on a case-by-case basis to determine whether, based on the facts and circumstances, they violate the statute.

The federal civil False Claims Act prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Actions under the federal civil False Claims Act may be brought by private individuals known as qui tam relators in the name of the government. In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the federal civil False Claims Act for, among other things, providing free product to customers with the expectation that the customers would bill federal programs for the product, inflating prices reported to private price publication services which are used to set drug payment rates under government healthcare programs, and other interactions with prescribers and other customers including interactions that may have affected customers’ billing or coding practices on claims submitted to the federal government. Other companies have faced enforcement actions for causing false claims to be submitted because of the company’s marketing the product for unapproved, and thus non-reimbursable, uses. Federal enforcement agencies also have shown increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements.

The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which we refer to collectively as HIPAA, also created several new federal crimes, including healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services.

The majority of states also have statutes or regulations similar to the federal anti-kickback and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes.

The Physician Payments Sunshine Act, implemented as the Open Payments program, and its implementing regulations, requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to certain payments made in the previous calendar year and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

Compliance with such laws and regulations will require substantial resources. Because of the breadth of these various fraud and abuse laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have material adverse effects on our business, financial condition and results of operations. In the event governmental authorities conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations, they may impose sanctions under these laws, which are potentially significant and may include civil monetary penalties, damages, exclusion of an entity or individual from participation in government health care programs, criminal fines and imprisonment, additional reporting requirements if we become subject to a corporate integrity agreement or other settlement to resolve allegations of violations of these laws, as well as the potential curtailment or restructuring of our operations. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity.

Healthcare Privacy Laws

We may be subject to laws and regulations covering data privacy and the protection of health-related and other personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. Numerous federal and state laws and regulations, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of personal information. Failure to comply with such laws and regulations could result in government enforcement actions and create liability for us (including the imposition of significant penalties), private litigation and/or adverse publicity that could negatively affect our business. In addition, healthcare providers who prescribe our products and research institutions we collaborate with are subject to privacy and security requirements under HIPAA.

Foreign Corrupt Practices Act

In addition, the U.S. Foreign Corrupt Practices Act prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any official of another country, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in that capacity.

Corporate Information

pSivida Corp. was organized as a Delaware corporation in March 2008. Its predecessor, pSivida Limited, was formed in December 2000 as an Australian company incorporated in Western Australia. Our principal executive office is located at 480 Pleasant Street, Suite B300, Watertown, Massachusetts 02472 and our telephone number is (617) 926-5000.

Additional Information

Our website address is http://www.psivida.com. Information contained on, or connected to, our website is not incorporated by reference into this Annual Report on Form 10-K. Copies of our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through our website under “Investors – Financial Information – SEC Filings” as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the SEC. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR FINANCIAL POSITION AND OUR CAPITAL RESOURCES

We will need additional capital to fund our operations and continue as a going concern. If we are unable to obtain sufficient capital, we will need to curtail and reduce our operations and costs, and modify our business strategy.

Our principal sources of liquidity are cash and cash equivalents and the receipt of license fees, milestone payments, research and development funding and royalty income from our collaboration partners. As of June 30, 2017, our cash and cash equivalents were $16.9 million. We believe that our existing capital resources, together with expected payments from existing collaborations, should enable us to fund our operations as currently planned through approximately the first quarter of calendar year 2018. However, changing circumstances may cause us to consume capital faster than we currently anticipate, and we may need to spend more money than currently expected because of such circumstances. Our ability to fund our planned operations beyond that time, including completing clinical development and obtaining regulatory approvals for Durasert three-year uveitis and continuing our research and development program for our other product candidates, will require additional capital. In addition, our current plan to commercialize Durasert three-year uveitis ourselves in the United States will require significant operating cost investment related to product manufacturing, marketing, sales, distribution and other commercialization costs.

To meet our capital needs, we are considering multiple alternatives, including but not limited to, equity financings, debt financings, corporate collaborations, partnerships and other strategic transactions and funding opportunities. However, there can be no assurance that we will be able to complete any one or more of such transactions on acceptable terms or otherwise. These factors raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements for the year ended June 30, 2017 related to our ability to continue as a going concern.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will need to curtail and reduce our operations and costs, and modify our business strategy which may require us to, among other things:

•	significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives;

•

seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available;

•	sell or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves; or

•	seek to sell our company at an earlier stage than would otherwise be desirable or on terms that are less favorable than might otherwise be available.

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.

We have incurred significant losses since our inception, have not generated significant revenue from commercial sales of our products and, with exception of fiscal year 2010 and fiscal year 2015, we have never been profitable. Investment in drug development is highly speculative because it entails substantial upfront operating expenses and significant risk that a product candidate will fail to successfully complete clinical trials, gain regulatory approval or become commercially viable. We continue to incur significant research, development and other expenses related to our ongoing operations, including development of our lead product candidate and other early stage and/or potential product candidates. For the year ended June 30, 2017, we had a net loss of $18.5 million, and we had a total accumulated deficit of $310.8 million at June 30, 2017.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will continue to be significant if, and as, we:

•	continue the research and pre-clinical and clinical development of our product candidates;

•	initiate additional pre-clinical, clinical or other studies or trials for our product candidates;

•	further develop the manufacturing process for our product candidates;

•	change or add additional manufacturers or suppliers;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval and for which we intend to commercialize ourselves;

•	seek to identify and validate additional product candidates;

•	acquire or in-license other product candidates and technologies;

•	maintain, protect and expand our intellectual property portfolio;

•	attract and retain skilled personnel;

•	create additional infrastructure to support our product development and planned future commercialization efforts; and

•	experience any delays or encounter issues with any of the above.

The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

We may never achieve profitability from future operations.

Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary for, the manufacture and commercialization of our product candidates. Since inception, we have financed our operations primarily from sales of our equity securities and payments received under collaboration agreements. We do not have any assured sources of revenue. To become and remain profitable, we and/or our licensees must succeed in developing and commercializing products that generate significant revenue. This will require us or our licensees to be successful in a range of challenging activities, including completing pre-clinical testing and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates, manufacturing, marketing and selling any products for which we or our licensees may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. To date, none of our approved licensed products, including Vitrasert, Retisert and ILUVIEN, has generated significant revenues to us from sales. Of our product candidates, only Durasert three-year uveitis is in late-stage development. We may never succeed in these activities and, even if we do, we may never generate revenues significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to accurately project when or if we will be able to achieve profitability from operations. Even if we do so, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations.

We will need to raise additional funds in the future, which may not be available on favorable terms and may be dilutive to stockholders or impose operational restrictions.

We will need to raise additional capital in the future to help fund our clinical trials and for the development and commercialization of our product candidates. The amount of additional capital we will require will be influenced by many factors, including, but not limited to:

•	the amount of future revenues we receive with respect to the commercialization of ILUVIEN for DME and, if approved in the EMEA, ILUVIEN for posterior segment uveitis;

•	the timing, cost and success of our clinical development, regulatory approval and planned direct U.S. commercialization of Durasert three-year uveitis;

•	whether and to what extent we internally fund, whether and when we initiate, and how we conduct other product development programs;

•	the amount of Retisert royalties and other payments we receive under collaboration agreements;

•	whether and when we are able to enter into strategic arrangements for our product candidates and the nature of those arrangements;

•	timely and successful development, regulatory approval and commercialization of other potential product candidates;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims;

•	changes in our operating plan, resulting in increases or decreases in our need for capital;

•	our views on the availability, timing and desirability of raising capital; and

•	the costs of operating as a public company.

We do not know if additional capital will be available to us when needed or on terms favorable to us or our stockholders. Collaboration, licensing or other commercial agreements may not be available on favorable terms, or at all. We do not know the extent to which we will receive funds from the commercialization of ILUVIEN or Retisert. If we seek to sell our equity securities under our at-the-market (“ATM”) program or in another offering, we do not know whether and to what extent we will be able to do so, or on what terms. Further, the rules and regulations of the Australian Securities Exchange (“ASX”) and the NASDAQ Stock Market (“NASDAQ”) require us to obtain shareholder approval for sales of our equity securities under certain circumstances, which could delay or prevent us from raising additional capital from such sales. Also, the state of the economy and financial and credit markets at the time or times we seek any additional financing may make it more difficult or more expensive to obtain. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and dilute our existing stockholders’ equity, and funding through collaboration, licensing or other commercial agreements may be on unfavorable terms, including requiring us to relinquish rights to certain of our technologies or products. If adequate financing is not available if and when needed, we may delay, reduce the scope of, or eliminate research or development programs, planned independent U.S. commercialization of Durasert three-year uveitis or other new products, if any, postpone or cancel the pursuit of product candidates, including pre-clinical and clinical trials and new business opportunities, reduce staff and operating costs, or otherwise significantly curtail our operations to reduce our cash requirements and extend our capital.

Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

As of June 30, 2017, we had U.S. net operating loss (“NOL”) carryforwards of approximately $92.6 million for U.S. federal income tax and approximately $51.6 million of state income tax purposes available to offset future taxable income and U.S. federal and state research and development tax credits of approximately $1.2 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). The U.S. NOL carryforwards begin to expire in 2023 if not utilized.

Our U.S. NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under Section 382, and corresponding provisions of U.S. state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change U.S. NOLs and other pre-change tax attributes, such as research and development tax credits, to offset its post-change income may be limited. Our most recent analyses under Section 382 were performed in 2014 and we cannot forecast or otherwise determine our ability to derive benefit from our various federal or state tax attribute carryforwards. As a result, if we earn net taxable income, our ability to use our pre-change U.S. NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of U.S. NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including through completed or contemplated financings, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

There is no assurance our Retisert royalty income will continue at current levels or at all.

Our Retisert royalty income, which had ranged between $1.2 million and $1.4 million from fiscal 2012 through fiscal 2016, decreased to $970,000 for fiscal 2017. We do not expect Retisert royalty income to increase materially, if at all, and it may decline further or cease. Bausch & Lomb’s obligation to pay a royalty terminates on a licensed product by licensed product basis and country by country basis upon the date that the last to expire patent expires. The patent with which Retisert is marked expires in March 2019. The latest patent covering Retisert expires in April 2020, and we will not receive any Retisert royalty income after that time. Bausch & Lomb previously ceased selling Vitrasert on its patent expiration.

Our operating results may fluctuate significantly from period to period.

Our operating results have fluctuated significantly from period to period in the past and may continue to do so in the future due to many factors, including:

•	costs of internally funded research and development, including CROs and other costs related to clinical development and costs of pre-clinical studies and research;

•

developments with respect to our products and product candidates, both licensed and independently developed, including pre-clinical and clinical trial data and results, regulatory developments and marketing and sales results;

•	timing, receipt and amount of revenues, including receipt and recognition of collaborative research and development, licensing, milestone, royalty and other payments;

•	announcement, execution, amendment and termination of collaboration and other commercial agreements;

•	scope, duration and success of collaboration and other commercial agreements;

•	general and industry-specific adverse economic conditions that may affect, among other things, our and our collaborators’ operations and financial results; and

•	changes in accounting estimates, policies or principles and intangible asset impairments.

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

RISKS RELATED TO THE REGULATORY APPROVAL AND CLINICAL DEVELOPMENT OF OUR PRODUCT CANDIDATES

We are substantially dependent on the success of our lead product candidate, Durasert three-year uveitis, which is in a later stage of development than our other product candidates. To the extent regulatory approval of Durasert three-year uveitis is delayed or not granted, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

We are focusing a significant portion of our activities and resources on our lead product candidate, Durasert three-year uveitis, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully develop, obtain regulatory approval for, and commercialize Durasert three-year uveitis in the U.S. The U.S. regulatory approval of Durasert three-year uveitis is subject to many risks, including the risks discussed in other risk factors set forth in this Annual Report on Form 10-K, and Durasert three-year uveitis may not receive marketing approval from the FDA. If the results or timing of regulatory filings, the regulatory process, regulatory developments, any additional clinical trials or pre-clinical studies, or other activities, actions or decisions related to Durasert three-year uveitis do not meet our or others’ expectations, the market price of our common stock could decline significantly.

We plan to submit an NDA for Durasert three-year uveitis with the FDA in late December 2017 or early January 2018. Although we have discussed our clinical development plans with the FDA, the agency may ultimately determine that our Phase 3 clinical trials or other aspects of our NDA are not sufficient for regulatory approval and may issue a CRL instead of approval. If we receive a CRL, the FDA would outline deficiencies in our NDA and may request the submission of additional information, including clinical data. The FDA will also inspect our facilities, the facilities of our third-party manufacturers, and may also inspect one or more of our clinical trial sites. If any facility or site reveals anomalies or does not otherwise have a satisfactory inspection, the FDA could delay or preclude approval of our NDA. In either case, our commercialization of Durasert three-year uveitis in the U.S. may be delayed and we may incur additional costs and be required to devote additional resources to address the FDA’s concerns. If the FDA requires us to conduct additional clinical trials or studies, or requires our manufacturers to improve or change their practices, our timeline for commercialization of Durasert three-year uveitis in the U.S. will be delayed and we will incur additional costs. Further, there can be no assurance that we will complete such studies or clinical trials or address manufacturing issues in a manner that is acceptable to the FDA.

In addition, one of our collaborators, Alimera, holds an exclusive license to Durasert three-year uveitis in the EMEA under the ILUVIEN trademark. Alimera plans to apply for an additional indication, ILUVIEN for posterior segment uveitis, under its existing MAA, through the MAA variation process. Obtaining regulatory approval for such a variation is uncertain and Alimera may fail to obtain the approval. The MAA variation review processes and the processes of other regulatory authorities, are extensive, lengthy, expensive, and uncertain, and such regulatory authorities may delay, limit, or deny approval of ILUVIEN for posterior segment uveitis.

Any delay or setback in the development or regulatory approval of Durasert three-year uveitis will adversely affect our business and could cause our stock price to decline. Should our recent Phase 3 clinical development program be insufficient to support regulatory approval, we may be forced to rely on our other product candidates, which are at a much earlier development stage and will require significant additional time and resources to conduct clinical development, obtain regulatory approval and proceed with commercialization.

There is no assurance that data we plan to submit in support of our planned NDA for Durasert three-year uveitis will be acceptable to the FDA and accordingly that U.S. marketing authorization for Durasert three-year uveitis will be granted.

We plan to file our NDA for Durasert three-year uveitis on results from our two Phase 3 clinical trials. While each of the two trials met its primary efficacy endpoint with statistical significance and showed encouraging safety results, we conducted our first Phase 3 study in both the U.S. and five other countries (U.K., Germany, Hungary, Israel and India) and we conducted our second Phase 3 clinical trial of Durasert three-year uveitis in India. In general, the FDA accepts data from clinical trials conducted outside the United States; however, acceptance of this data is subject to, among other things, the clinical trials being conducted and performed by qualified investigators in accordance with GCP principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while our Phase 3 clinical trials are subject to applicable local laws, FDA acceptance of the data from both trials will depend on its determination that they were conducted in accordance with all applicable U.S. laws and regulations.

We plan to submit data from a study of the safety and utilization of two different inserters for Durasert three-year uveitis in support of our NDA, and the FDA may require an additional study of such inserter we have proposed for U.S. commercial use.

The FDA has significant discretion in determining whether to accept an NDA for review and what data to require for review, and there is no assurance that the FDA will find the design of our clinical trials or the data we include in an NDA to be sufficient to accept the NDA for review or to approve the NDA. The refusal of the FDA to accept our marketing application for review or their requirements for additional data or trials could delay the timing, increase the expense or render impractical continued pursuit of potential marketing approval of Durasert three-year uveitis in the U.S. Delay in or inability to obtain marketing approval for Durasert three-year uveitis in the U.S. could materially and adversely affect our business and the price of our common stock.

The regulatory approval processes of the FDA or other foreign regulatory authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA or other foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory agency. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development. It is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•	the regulatory authority may not accept our filing application;

•	the regulatory authority may disagree with the design, scope or implementation of our clinical trials;

•

we may be unable to demonstrate to the satisfaction of the regulatory authority that a product candidate is safe and effective for its proposed indication; we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	the regulatory authority may disagree with our interpretation of data from pre-clinical studies or clinical trials;

•	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a drug application or marketing authorization;

•	the regulatory authority may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the regulatory authority may change in a manner rendering our clinical data insufficient for approval.

We cannot be certain that any of our current product candidates will receive regulatory approval. If we do not receive regulatory approval for our product candidates, we may not be able to continue our operations.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.

Other than Durasert three-year uveitis, which is in late-stage clinical development, all of our product development is at earlier stages. Product development at all stages involves a high degree of risk, and only a small proportion of research and development programs result in product candidates that advance to pivotal clinical trials or result in approved products. There is no assurance that any feasibility study agreements we have, or enter into, with third parties, or our own research and development programs and collaborations will result in any new product candidates, or that we or any licensees will commence clinical trials for any new product candidates or continue clinical trials once commenced. If clinical trials conducted by or for us or any licensees for any product candidates do not provide the necessary evidence of safety and efficacy, those product candidates will not receive the necessary regulatory approvals, cannot be sold, and will not generate revenues for us.

We may also experience delays in clinical trials of our product candidates or the time required to complete clinical trials for our product candidates may be longer than anticipated. Our future clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients, or be completed on schedule, if at all. Our clinical trials can be delayed, or even terminated, for a variety of reasons, including, but not limited to:

•	decisions not to pursue development of product candidates due to pre-clinical or clinical trial results;

•	lack of sufficient funding;

•	inability to attract clinical investigators for trials;

•	inability to recruit patients in sufficient numbers or at the expected rate;

•	decisions by licensees not to exercise options for products or not to pursue or promote products licensed to them;

•	adverse side effects;

•	failure of trials to demonstrate safety and efficacy;

•	failure to meet FDA or other regulatory agency requirements for clinical trial design, or inadequate clinical trial design;

•	inability to follow patients adequately after treatment;

•	changes in the design or manufacture of a product candidate;

•	failures by, changes in our (or our licensees’) relationship with, or other issues at, CROs, vendors and investigators responsible for pre-clinical testing and clinical trials;

•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or foreign regulatory authorities;

•	inability to obtain supplies and/or to manufacture sufficient quantities of materials for use in clinical trials;

•	stability issues with clinical materials;

•

failure to comply with good laboratory practices, good clinical practices, current good manufacturing practices or similar foreign regulatory requirements that affect the conduct of pre-clinical and clinical studies and the manufacturing of product candidates;

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

If clinical trials for our product candidates are delayed for any of the above reasons or other reasons, our development costs may increase, our approval process could be delayed and our ability to commercialize our product candidates could be materially harmed.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products.

We have based our research and development efforts primarily on our Durasert technology platform to develop proprietary sustained-release pharmaceutical products for the treatment of posterior uveitis and other chronic eye diseases. As a result of pursuing the development of product candidates using our proprietary technologies, we may fail to develop product candidates or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.

Initial results from a clinical trial do not ensure that the trial will be successful and success in early stage clinical trials does not ensure success in later-stage clinical trials.

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

In addition, while the clinical trials of our product candidates are designed based on the available relevant information, in view of the uncertainties inherent in drug development, such clinical trials may not be designed with focus on indications, patient populations, dosing regimens, safety or efficacy parameters or other variables that will provide the necessary safety or efficacy data to support regulatory approval to commercialize the resulting product candidates. In addition, individual patient responses to the dose administered of a product candidate may vary in a manner that is difficult to predict. Also, the methods we select to assess particular safety or efficacy parameters may not yield statistical precision in estimating our product candidates’ effects on study participants. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval.

Changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols submitted to applicable regulatory authorities to reflect these changes. Amendments may require us to resubmit clinical trial protocols to institutional review boards or ethics committees for re-examination, which may impact the costs, timing or successful completion of a clinical trial.

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our other product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.

If we are required to conduct additional clinical trials or other studies with respect to our product candidates beyond those that we currently contemplate, or if we are unable to successfully complete our clinical trials or other studies, we may be delayed in obtaining regulatory approval of any of our product candidates, we may not be able to obtain regulatory approval at all or we may obtain approval of indications that are not as broad as intended. Our product development costs will also increase if we experience delays in testing or approvals, and we may not have sufficient funding to complete the testing and approval process for our product candidates. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products if and when approved. If any of this occurs, our business would be harmed.

We do not know if our product candidate for severe knee osteoarthritis in collaboration with HSS will be safe and effective, will ever enter pivotal clinical trials or will become an approved product or be commercialized.

Our product candidate for severe knee OA in collaboration with HSS is the subject of an investigator-sponsored, open-label, one-dose, safety and tolerability Phase 1 clinical trial. We do not know what the final results of that clinical trial will be, whether we will be able to develop a product candidate for this indication to eventually enter into later-stage clinical trials, whether we will commence or successfully complete any such trials or whether we will obtain regulatory approvals for a product for this indication. Although we believe we will be able to do so, there is no assurance that we will be able to design a product with a longer treatment duration than six months, that we will be able to create a refillable implant or that the product, even if successful for severe knee osteoarthritis, can be extended to treat osteoarthritis of any other joint. In addition, the study for this product candidate is being conducted by an investigator, and we do not control that trial as we would if we were conducting the trial ourselves. We currently have no agreement with HSS to develop this product beyond the completion of this study, and there is no assurance that we will reach such an agreement. If we do not do so, there is a risk that the intellectual property of HSS and joint intellectual property developed in the course of our collaboration with HSS or future actions by HSS will interfere with our ability to develop and market an OA implant.

RISKS RELATED TO THE COMMERCIALIZATION OF OUR PRODUCT CANDIDATES

We have no history of commercializing drugs, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Our operations to date have been largely focused on raising capital and developing Retisert, ILUVIEN, Durasert three-year uveitis and our other product candidates, including undertaking pre-clinical studies and conducting clinical trials. Bausch & Lomb and Alimera were responsible for completing the clinical development of, obtaining regulatory approval for, and initiating the commercial launch of Retisert and ILUVIEN, respectively under our license agreements with each of them. To date, we have not yet demonstrated our ability to successfully complete clinical development through the submission and attainment of marketing approvals for any product candidate, manufacture at commercial scale, or, with the exception of Retisert and ILUVIEN, arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer history of successfully developing and commercializing drugs.

Our current business strategy relies heavily on our ability to successfully commercialize Durasert three-year uveitis in the United States. Our product candidates, if approved, may not achieve market acceptance or be commercially successful.

Our ability to successfully commercialize Durasert three-year uveitis, if approved, in the United States is critical to the execution of our business strategy. If approved, Durasert three-year uveitis may not achieve market acceptance among physicians, patients, and third-party payors, and may not be commercially successful in the United States. The degree of market acceptance and commercial success of our products and product candidates, if approved, will depend on a number of factors, including the following:

•	the acceptance of our products by patients and the medical community and the availability, perceived advantages and relative cost, safety and efficacy of alternative and competing treatments;

•	our ability to obtain a J-Code for Durasert three-year uveitis and the willingness of third-party payors to reimburse Durasert three-year uveitis based on the J-Code;

•	the effectiveness of our marketing, sales and distribution strategy and operations;

•

our ability to manufacture commercial supplies of our products that we manufacture on our own, to remain in good standing with regulatory agencies, and to develop, validate and maintain commercially viable manufacturing processes that are, to the extent required, compliant with current good manufacturing practice, or cGMP, regulations;

•	the degree to which the approved labeling supports promotional initiatives for commercial success;

•	the availability of reimbursement from managed care plans and other third-party payors and the willingness and ability of patients to pay for our products;

•	a continued acceptable safety profile of our products and product candidates;

•	any new or unexpected results from additional clinical trials or further analysis of clinical data of completed clinical trials by us or our competitors;

•	our ability to enforce our intellectual property rights;

•	our ability to avoid third-party patent interference or patent infringement claims; and

•	maintaining compliance with all applicable regulatory requirements.

As many of these factors are beyond our control, we cannot assure you that we will ever be able to generate meaningful revenues through product sales. Any inability on our part to successfully commercialize Durasert three-year uveitis and our other product candidates in the United States or any foreign territories where they may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and our future business prospects.

If we are unable to enter into agreements with third parties to market and sell Durasert three-year uveitis, if approved, we may be unable to generate any revenue from Durasert three-year uveitis.

We currently have no sales, marketing or distribution capabilities, our approved products are commercialized by others and we have no experience in commercializing products. If Durasert three-year uveitis is approved by the FDA, we intend to commercialize it in the U.S. ourselves through a contract sales organization, or CSO, although we have not yet entered into any agreements with CSOs. Direct commercialization would require us to develop sales and marketing capabilities and to make a significant financial investment. In addition, any CSO that we may use may not dedicate sufficient resources to the commercialization of Durasert three-year uveitis or may otherwise fail in its commercialization due to factors beyond our control. Additionally, any CSO that we may use may fail to comply with applicable legal or regulatory requirements, or may enter into agreements with other parties that have products and services that could compete with Durasert three-year uveitis.

In the event that we fail to successfully launch and commercialize Durasert three-year uveitis through a CSO, we may also enter into a strategic collaboration with a third party. We face significant competition in seeking appropriate strategic collaborators, and these strategic collaborations can be intricate and time-consuming to negotiate and document. We may not be able to negotiate strategic collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any strategic collaborations because of the numerous risks and uncertainties associated with establishing strategic partnerships.

We do not know if we will decide to directly commercialize any other product candidates ourselves, if approved. If we decide to commercialize a product in one or more countries, there is no assurance we will be able to hire and manage a successful sales and marketing capability or have the financial resources necessary to fund independent commercialization of any products in any country.

Even if the FDA or other foreign regulatory authority were to grant approval of Durasert three-year uveitis, the terms of the approval may limit its commercial potential.

Even if we were to successfully obtain approval from the FDA or other foreign regulatory authorities for Durasert three-year uveitis, any such approval might significantly limit the approved indications for use or patient populations, require that black box warnings, contraindications or warnings and precautions be included on the product labeling, require expensive and time-consuming post-approval clinical trials, Risk Evaluation and Mitigation Strategy, or REMS, or surveillance as conditions of approval, or, through product labeling limit the claims that we may make, any of which may impede the successful commercialization of Durasert three-year uveitis. Depending on the extent of any REMS requirements, our costs to commercialize Durasert three-year uveitis may increase significantly and distribution restrictions could limit sales. Further, if the approval of Durasert three-year uveitis contains other significant product label limitations, our ability to address our full target market will be reduced and our ability to realize the full market potential of Durasert three-year uveitis will be harmed and we may have to limit our sales and marketing efforts.

Even if we are able to commercialize our product candidates, the products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate from the sale of the product in that particular country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates even if our product candidates obtain marketing approval.

Our ability to commercialize any products successfully will also depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors also may seek additional clinical evidence, beyond the data required to obtain marketing approval, demonstrating clinical benefits and value in specific patient populations, before covering our products for those patients. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacturing, selling and distribution costs. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

If approved, we intend to ship Durasert three-year uveitis directly to physician offices or clinics to be administered to patients. It will be shipped to physician offices or clinics primarily through specialty pharmacies and distributors and billed to doctors under a “buy and bill” model. Physicians may find it difficult to meet their payment obligations and our ability to collect payment can be highly uncertain and variable, especially given the relatively high per unit price we expect to charge for each three-year device.

If we obtain regulatory approval for Durasert three-year uveitis, our relationships with physicians, patients and payors in the U.S. will be subject to applicable anti-kickback, fraud and abuse laws and regulations. Our failure to comply with these laws could expose us to criminal, civil and administrative sanctions, reputational harm, and could harm our results of operations and financial conditions.

Although we have not obtained FDA approval for Durasert three-year uveitis and begun our commercial launch for Durasert three-year uveitis in the United States, our current and future operations with respect to the commercialization of Durasert three-year uveitis will be subject to various U.S. federal and state healthcare laws and regulations. These laws impact, among other things, our proposed sales, marketing, support and education programs and constrain our business and financial arrangements and relationships with third-party payors, healthcare professionals and others who may prescribe, recommend, purchase or provide Durasert three-year uveitis, and other parties through which we market, sell and distribute Durasert three-year uveitis, if approved. Finally, our current and future operations are subject to additional healthcare-related statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws are described in greater detail in the section above under “Business – Government Regulation – Healthcare Fraud and Abuse Laws,” and include, but are not limited to:

•

the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, or arranging for or recommending the purchase, lease or order of, any good or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the U.S. civil False Claims Act (which can be enforced through “qui tam,” or whistleblower actions, by private citizens on behalf of the federal government), prohibits any person from, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the U.S. federal government;

•

the U.S. federal Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for healthcare benefits, items or services by a healthcare benefit program, which includes both government and privately funded benefits programs; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

•

state laws and regulations, including state anti-kickback and false claims laws, that may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payer, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and

•

the Physician Payments Sunshine Act, implemented as the Open Payments program, and its implementing regulations, requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to Centers for Medicare & Medicaid Services information related to certain payments made in the preceding calendar year and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance or reporting requirements in multiple jurisdictions increase the possibility that a healthcare or pharmaceutical company may fail to comply fully with one or more of these requirements. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with applicable fraud and abuse or other healthcare laws and regulations or guidance. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional oversight and reporting requirements if we become subject to a corporate integrity agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to the same criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our financial condition and divert resources and the attention of our management from operating our business.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity in addition to the aforementioned potential regulatory actions. The occurrence of any event or penalty described above may inhibit our ability to commercialize Durasert three-year uveitis in the United States, if approved, and generate revenues, which would have a material adverse effect on our business, financial condition and results of operations.

If the market opportunities for our product candidates are smaller than we believe they are, our results of operations may be adversely affected and our business may suffer.

We focus our research and product development primarily on treatments of back-of-the-eye diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates may prove to be incorrect and new studies or clinical trials may change the estimated incidence or prevalence of these diseases. The number of patients in the U.S. and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

If any of our approved products were to become the subject of problems related to their efficacy, safety, or otherwise, our business would be seriously harmed.

All of our approved products will be subject to continual review by the FDA or other foreign regulatory bodies, and we cannot assure you that newly discovered or developed safety issues will not arise. Although we have seen no issues to date, we cannot rule out that issues may arise in the future. With the use of any newly marketed drug by a wider patient population, serious adverse events may occur from time to time that initially do not appear to relate to the drug itself. Any safety issues could cause us or our collaboration partners to suspend or cease marketing of our approved products, cause us or our collaboration partners to modify how we or they market our approved products, subject us to substantial liabilities, and adversely affect our financial condition and business.

The Affordable Care Act and any changes in healthcare laws may increase the difficulty and cost for us to obtain marketing approval of and commercialize Durasert three-year uveitis in the United States, if approved, and affect the prices we may obtain.

The United States has enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing of Durasert three-year uveitis in the United States, if approved, restrict or regulate post-approval activities and affect our ability to profitably sell Durasert three-year uveitis, if approved. The United States government and state legislatures also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the Affordable Care Act was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. These intended reforms are described in greater detail in the section above under “Business – Government Regulation – U.S. Healthcare Reform.”

Among the provisions of the Affordable Care Act that have been implemented since enactment and are of importance to the commercialization of Durasert three-year uveitis in the United States, if approved, are the following:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs or biologic agents;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	expansion of healthcare fraud and abuse laws, including the U.S. civil False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	requirements to report certain financial arrangements with physicians and teaching hospitals;

•	a requirement to annually report certain information regarding drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Legislative changes to or regulatory changes under the Affordable Care Act remain possible in the 115th U.S. Congress and under the Trump Administration. The American Health Care Act of 2017, or AHCA, which would repeal and replace key portions of the Affordable Care Act was passed by the U.S. House of Representatives but remains subject to passage by the U.S. Senate. In addition, in January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. We expect that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of Durasert three-year uveitis in the United States, if approved, or to successfully commercialize Durasert three-year uveitis in the United States, if approved.

We expect that the Affordable Care Act, as well as other healthcare reform measures that have and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for Durasert three-year uveitis in the United States, if approved, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenues, attain profitability or commercialize Durasert three-year uveitis in the United States.

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

In both domestic and foreign markets, the commercial success of our products and product candidates will require not only obtaining regulatory approvals, but also obtaining market acceptance by retinal specialists and other doctors, patients, government health administration authorities and other third-party payors. Whether and to what extent our products and product candidates achieve and maintain market acceptance will depend on a number of factors, including demonstrated safety and efficacy, cost-effectiveness, potential advantages over other therapies, our and our collaborative partners’ marketing and distribution efforts and the reimbursement policies and determinations of government and other third-party payors. In particular, if governments, private insurers, governmental insurers and other third-party payors do not recommend our products and product candidates, limit the indications for which they are recommended, do not provide adequate and timely coverage and reimbursement levels for our products or limit the frequency of administration, the market acceptance of our products and product candidates will be limited. Governments, governmental insurers, private insurers and other third-party payors attempt to contain healthcare costs by limiting coverage and the level of reimbursement for products and, accordingly, they may challenge the price and cost-effectiveness of our products, or refuse to provide coverage for our products. If our products and product candidates fail to achieve and maintain market acceptance, they may fail to generate significant revenues and our business may be significantly harmed.

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

The micro-insert for ILUVIEN and Durasert three-year uveitis delivers FA, a corticosteroid that is associated with certain adverse side effects in the eye, which may affect the success of this micro-insert for treatment of DME and posterior segment uveitis.

The micro-insert for both ILUVIEN and Durasert three-year uveitis delivers the non-proprietary corticosteroid FA, which is associated with cataract formation and elevated IOP and may increase the risk of glaucoma and related surgery to manage those side effects. These side effects shown in the Phase 3 trials for ILUVIEN resulted in limitations to the approved indications of ILUVIEN, and sales of ILUVIEN may be adversely affected by the potential side effects from FA relative to other treatments for DME. The extent of ILUVIEN’s long-term side-effect profile beyond month 36 is not yet known. Alimera is conducting a five-year post-authorization, open label registry study of the safety of ILUVIEN in 800 patients treated with the European labeled indication, which was a condition of European approval. In July 2017, Alimera announced that the Medicines and Healthcare Products Regulatory Agency (MHRA) gave final approval for Alimera to cap total enrollment at 550 patients, with the last three-year patient follow-up visit anticipated in January 2020. Data from this study or other commercial experience could result in the withdrawal of ILUVIEN’s marketing approval in one or more jurisdictions. Further, delay in the commercial launch of ILUVIEN could result in the withdrawal of marketing or regulatory authorization for ILUVIEN in jurisdictions where ILUVIEN has already received marketing authorization. In addition, the perception by physicians of this benefit of efficacy versus the side-effect profile could adversely affect sales of ILUVIEN.

Durasert three-year uveitis achieved encouraging safety results through the last follow-up visit in each of its two Phase 3 trials. However, there is no assurance that encouraging safety results will continue in these trials. There is also no assurance that the overall risk-benefit profile for Durasert three-year uveitis will be favorable or that it will be determined to be safe for the treatment of posterior segment uveitis in light of potential side effects from FA. These side effects may limit the population for which marketing authorization is granted or for which reimbursement is provided in one or more jurisdictions and/or adversely affect sales of Durasert three-year uveitis, if approved. In addition, because the micro-insert for ILUVIEN and Durasert three-year uveitis are substantially the same, any safety issues that arise with respect to ILUVIEN could impact Durasert three-year uveitis, which could result in delays in the approval process, prevent the FDA from approving Durasert three-year uveitis and, even if approved, cause us to suspend marketing of Durasert three-year uveitis or subject us to substantial liability, which would adversely affect our financial condition and business.

If the FDA or other applicable regulatory authorities approve generic products with claims that compete with any of our product candidates, it could reduce our sales of those product candidates.

In the United States, after an NDA is approved, the product covered thereby becomes a “listed drug” which can, in turn, be cited by potential competitors in support of approval of an ANDA. The Federal Food, Drug, and Cosmetic Act, or the FD&C Act, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredients, dosage form, strength, route of administration, and conditions of use, or product labeling, as our product candidate and that the generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our product candidate. These generic equivalents would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our product candidates would substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in our product candidates.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate to protect our product candidates, our competitors could develop and commercialize technology and products similar to ours, and our competitive position could be harmed.

Our commercial success will depend in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our proprietary technology and products. We rely on trade secret, patent, copyright and trademark laws, and confidentiality and other agreements with employees and third parties, all of which offer only limited protection. We seek patent protection for many different aspects of our product candidates, including their compositions, their methods of use, processes for their manufacture, and any other aspects that we deem to be commercially important to the development of our business.

The patent prosecution process is expensive and time-consuming, and we and any licensors and licensees may not be able to apply for or prosecute patents on certain aspects of our product candidates or delivery technologies at a reasonable cost, in a timely fashion, or at all. For technology licensed to third parties, we may not have the right to control the preparation, filing and/or prosecution of the corresponding patent applications, or to maintain patent rights corresponding to such technology. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. It is also possible that we or any licensors or licensees, will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, such as with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If any licensors or licensees, are not fully cooperative or disagree with us as to the prosecution, maintenance, or enforcement of any patent rights, such patent rights could be compromised and we might not be able to prevent third parties from making, using, and selling competing products. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid or unenforceable. Moreover, our competitors may independently develop equivalent knowledge, methods, and know-how. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business, financial condition, and operating results.

The patent positions of pharmaceutical companies generally are highly uncertain, involve complex legal and factual questions and have in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of any patents that issue, are highly uncertain. For example, recent changes to the patent laws of the United States provide additional procedures for third parties to challenge the validity of issued patents. Under the Leahy-Smith America Invents Act (AIA), which was signed into law on September 16, 2011, patents issued from applications with an effective filing date after March 15, 2013 may be challenged by third parties using the post-grant review procedure which allows challenges for a number of reasons, including prior art, sufficiency of disclosure, and subject matter eligibility. Under the AIA, patents may also be challenged under the inter partes review procedure. Inter partes review provides a mechanism by which any third party may challenge the validity of any issued U.S. Patent in the United States Patent and Trademark Office (USPTO) on the basis of prior art. Because of a lower evidentiary standard necessary to invalidate a patent claim in USPTO proceedings as compared to the evidentiary standard relied on in U.S. federal court, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

With respect to foreign jurisdictions, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Also, patents granted by the European Patent Office may be opposed by any person within nine months from the publication of their grant.

Our patents and patent applications, even if unchallenged by a third party, may not adequately protect our intellectual property or prevent others from designing around our claims. The steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, both inside and outside the United States. Further, the examination process may require us to narrow the claims of pending patent applications, which may limit the scope of patent protection that may be obtained if these applications issue. The rights that may be granted under future issued patents may not provide us with the proprietary protection or competitive advantages we are seeking. If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficient, our competitors could develop and commercialize technology and products similar or superior to ours, and our ability to successfully commercialize our technology and products may be impaired.

As of August 31, 2017, we had 137 patents and 75 pending patent applications, including patents and pending applications covering our Durasert, Tethadur and other technologies. With respect to these patent rights, we do not know whether any of our patent applications will result in issued patents or, if any of our patent applications do issue, whether such patents will protect our technology in whole or in part, or whether such patents will effectively prevent others from commercializing competitive technologies and products. There is no guarantee that any of our issued or granted patents will not later be found invalid or unenforceable. Furthermore, since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications. For applications with an effective filing date before March 16, 2013, or patents issuing from such applications, an interference proceeding can be provoked by a third party, or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. As of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. The change to “first-to-file” from “first-to-invent” is one of the changes to the patent laws of the United States resulting from the AIA.

Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all, until they are issued as a patent. Therefore, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications, that we were the first to file for patent protection of such inventions, or that we have found all of the potentially relevant prior art relating to our patents and patent applications that could invalidate one or more of our patents or prevent one or more of our patent applications from issuing. Even if patents do successfully issue and even if such patents cover our product candidates, third parties may initiate oppositions, interferences, re-examinations, post-grant reviews, inter partes reviews, nullification or derivation actions in court or before patent offices or similar proceedings challenging the validity, enforceability, or scope of such patents, which may result in the patent claims being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates, or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties.

Furthermore, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may become involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents or the patents of any party from whom we may license patents from in the future. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In a patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. A court may decide that a patent of ours or of any of our future licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. In addition, to the extent that we have to file patent litigation in a federal court against a U.S. patent holder, we would be required to initiate the proceeding in the state of incorporation or residency of such entity. With respect to the validity question, for example, we cannot be certain that no invalidating prior art exists. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, found unenforceable, or interpreted narrowly, and it could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our products. Such a loss of patent protection could compromise our ability to pursue our business strategy.

As noted above, interference proceedings brought by the USPTO for applications with an effective filing date before March 16, 2013, or for patents issuing from such applications may be necessary to determine the priority of inventions with respect to our patents and patent applications or those of our collaborators or licensors. An unfavorable outcome could require us to cease using the technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if a prevailing party does not offer us a license on terms that are acceptable to us. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distraction of our management and other employees. We may not be able to prevent, alone or with any of our future licensors, misappropriation of our proprietary rights, particularly in countries where the laws may not protect those rights as fully as in the United States. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO or other foreign patent offices, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could invalidate or reduce the scope of, our patent rights, allow third parties to commercialize our technology or drugs and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our product candidates throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws and practices of some foreign countries do not protect intellectual property rights, especially those relating to life sciences, to the same extent as federal and state laws in the United States. For example, novel formulations of drugs and manufacturing processes may not be patentable in certain jurisdictions, and the requirements for patentability may differ in certain countries, particularly developing countries. Also, some foreign countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. Consequently, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, and we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions into or within the United States or other jurisdictions. This could limit our potential revenue opportunities. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, and may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing with us in these jurisdictions. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from our intellectual property. We may not prevail in any lawsuits that we initiate in these foreign countries and the damages or other remedies awarded, if any, may not be commercially meaningful.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and applications are required to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which could be uncertain and could harm our business.

Our commercial success depends upon our ability to develop, manufacture, market and sell our product candidates, if approved, and use our proprietary technologies without infringing the proprietary rights of third parties. While many of our product candidates are in pre-clinical studies and clinical trials, we believe that the use of our product candidates in these pre-clinical studies and clinical trials falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the United States, which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA. As our other product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. Accordingly, we may invest significant time and expense in the development of our product candidates only to be subject to significant delay and expensive and time-consuming patent litigation before our product candidates may be commercialized. There can be no assurance that our product candidates do not infringe other parties’ patents or other proprietary rights, and competitors or other parties may assert that we infringe their proprietary rights in any event.

There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates, including interference or derivation proceedings before the USPTO. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue commercializing our product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. If we fail to obtain a required license, we may be unable to effectively market product candidates based on our technology, which could limit our ability to generate revenues or achieve profitability and possibly prevent us from generating revenues sufficient to sustain our operations. Alternatively, we may need to redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. Under certain circumstances, we could be forced, including by court order, to cease commercializing our product candidates. In addition, in any such proceeding or litigation, we could be found liable for substantial monetary damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could harm our business. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar negative impact on our business.

The cost to us in defending or initiating any litigation or other proceeding relating to patent or other proprietary rights, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our commercialization efforts, delay our research and development efforts and limit our ability to continue our operations. There could also be public announcements of the results of the hearing, motions, or other interim proceedings or developments. If securities analysts or investors perceive those results to be negative, it could cause the price of shares of our common stock to decline.

Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner.

Our competitors may seek approval to market their own products that are the same as, similar to or otherwise competitive with our product candidates. In these circumstances, we may need to defend or assert our patents by various means, including filing lawsuits alleging patent infringement requiring us to engage in complex, lengthy and costly litigation or other proceedings. In any of these types of proceedings, a court or government agency with jurisdiction may find our patents invalid, unenforceable or not infringed. We may also fail to identify patentable aspects of our research and development before it is too late to obtain patent protection. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

Changes in either U.S. or foreign patent law or interpretation of such laws could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involve both technological and legal complexity, and it therefore is costly, time-consuming and inherently uncertain. As noted above, the AIA has significantly changed U.S. patent law. In addition to transitioning from a “first-to-invent” to “first-to-file” system, the AIA also limits where a patentee may file a patent infringement suit and provides opportunities for third parties to challenge issued patents in the USPTO via post-grant review or inter partes review, for example. All of our U.S. patents, even those issued before March 16, 2013, may be challenged by a third party seeking to institute inter partes review.

Depending on decisions by the U.S. Congress, the federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may be subject to claims asserting that our employees, consultants, independent contractors and advisors have wrongfully used or disclosed confidential information and/or alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Although we try to ensure that our employees, consultants, independent contractors and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have inadvertently or otherwise used or disclosed confidential information and/or intellectual property, including trade secrets or other proprietary information, of the companies that any such individual currently or formerly worked for or provided services to. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our business.

In addition, while we require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.

Intellectual property rights do not prevent all potential threats to competitive advantages we may have.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and intellectual property rights may not adequately protect our business or permit us to maintain our competitive advantage.

The following examples are illustrative:

•

others may be able to make drug and device components that are the same as or similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;

•	we or any of our licensors or collaborators might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;

•	we or any of our licensors or collaborators might not have been the first to file patent applications covering certain of our inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•	the prosecution of our pending patent applications may not result in granted patents;

•	granted patents that we own or have licensed may not cover our products or may be held not infringed, invalid or unenforceable, as a result of legal challenges by our competitors;

•

with respect to granted patents that we own or have licensed, especially patents that we either acquire or in-license, if certain information was withheld from or misrepresented to the patent examiner, such patents might be held to be unenforceable;

•	patent protection on our product candidates may expire before we are able to develop and commercialize the product, or before we are able to recover our investment in the product;

•

our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for such activities, as well as in countries in which we do not have patent rights, and may then use the information learned from such activities to develop competitive products for sale in markets where we intend to market our product candidates;

•	we may not develop additional proprietary technologies that are patentable;

•	the patents of others may have an adverse effect on our business; and

•	we may choose not to file a patent application for certain technologies, trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could significantly harm our business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patent protection for certain aspects of our product candidates and technologies, we also consider trade secrets, including confidential and unpatented know-how important to the maintenance of our competitive position. We protect trade secrets and confidential and unpatented know-how, in part, by customarily entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, outside scientific and commercial collaborators, CROs, CMOs, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to maintain confidentiality and assign their inventions to us. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. In addition, our trade secrets may otherwise become known, including through a potential cybersecurity breach, or may be independently developed by competitors.

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

If our trademarks are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We expect to rely on trademarks as one means to distinguish any of our product candidates that are approved for marketing from the products of our competitors. We have received Notices of Allowance for UVIEY™, YUTIQ™ and DELIVERING INNOVATION TO THE EYE™, and our Durasert™ mark has been published in the United States. Retisert® and Vitrasert® are Bausch & Lomb’s trademarks. ILUVIEN® is Alimera’s trademark. Our and our licensees’ trademarks may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. For instance, Sun Pharma has filed an extension of time to file an opposition to our trademark application for Durasert. We are currently negotiating a co-existence agreement with Sun Pharma. If we are unable to reach an agreement and our Durasert trademark is successfully challenged, we could be forced to rebrand our Durasert technology, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing a new brand. In addition, we may not be able to protect our or our licensees’ rights to these trademarks or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. If we are unable to establish name recognition based on our trademarks, we may not be able to compete effectively.

RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES

We do not control the development or commercialization of Durasert three-year uveitis for posterior segment uveitis in the EMEA, which is licensed to Alimera, and as a result we may not realize the full market potential of Durasert three-year uveitis.

Under the Amended Alimera Agreement, we granted Alimera rights to Durasert three-year uveitis in the EMEA (under the ILUVIEN trademark) and subsequently withdrew our Durasert three-year uveitis MAA and orphan drug designation for posterior segment uveitis. Alimera is now responsible for obtaining all regulatory approvals in the EMEA. Under this agreement, we have no control over Alimera’s regulatory activities in the EMEA (with the exception of the completion of our ongoing Phase 3 uveitis clinical trials), including regulatory approvals, and no direct control over commercialization efforts for Durasert three-year uveitis in the EMEA. Alimera has only limited experience in filing and supporting the applications necessary to obtain marketing approvals for product candidates. Obtaining approval of an MAA by the EMA is uncertain and Alimera may fail to obtain the approval. The MAA review processes, and the processes of other regulatory authorities, are extensive, lengthy, expensive, and uncertain, and such regulatory authorities may delay, limit, or deny approval of Durasert three-year uveitis for posterior segment uveitis. Further, Alimera may abandon further development of Durasert three-year uveitis in the EMEA. Because the full market potential of Durasert three-year uveitis is contingent upon the successful development and commercialization of Durasert three-year uveitis in the EMEA, we will be dependent on Alimera to achieve the full market potential of Durasert three-year uveitis. If Alimera does not succeed in obtaining regulatory approval of Durasert three-year uveitis in the EMEA for any reason, or does not succeed in securing market acceptance of Durasert three-year uveitis in the EMEA, or elects for any reason to discontinue development of Durasert three-year uveitis, we will be unable to realize the full market potential of Durasert three-year uveitis.

If our CROs, vendors and investigators do not successfully carry out their responsibilities or if we lose our relationships with them, our development efforts with respect to our product candidates could be delayed.

We are dependent on CROs, vendors and investigators for pre-clinical testing and clinical trials related to our product development programs. These parties are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. If they do not timely fulfill their responsibilities or if their performance is inadequate, the development and commercialization of our product candidates could be delayed. The parties with which we contract for execution of clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Their failure to meet their obligations could adversely affect clinical development of our product candidates. In addition, if we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving any marketing applications. Upon inspection, the FDA may determine that our clinical trials did not comply with cGCPs.

Switching or adding additional CROs involves additional cost and requires management time and focus. Identifying, qualifying and managing performance of third-party service providers can be difficult, time-consuming and cause delays in our development programs. In addition, there is a natural transition period when a new CRO commences work and the new CRO may not provide the same type or level of services as the original provider. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. If any of our relationships with our CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines.

Because we have relied on third parties, our internal capacity to perform these functions is limited. Outsourcing these functions involves risks that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third-party providers. To the extent we are unable to identify and successfully manage the performance of third-party service providers in the future, our ability to advance our product candidates through clinical trials will be compromised. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

The success of our current and possible future collaborative and licensing arrangements depends and will depend heavily on the experience, resources, efforts and activities of our licensees, and if they are not successful in developing and marketing our products, it will adversely affect our revenues, if any, from those products.

Our business strategy includes continuing to leverage our technology platform by entering into collaborative and licensing arrangements for the development and commercialization of our product candidates, where appropriate. The success of current and future collaborative and licensing arrangements do and will depend heavily on the experience, resources, skill, efforts and activities of our licensees. Our licensees have had, and are expected to have, significant discretion in making decisions related to the development of product candidates and the commercialization of products under these collaboration agreements. Risks that we face in connection with our collaboration and licensing strategy include the following:

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

We currently have collaboration and licensing arrangements with various companies, most significantly Alimera and Bausch & Lomb. While Bausch & Lomb has significant experience in the ophthalmic field and substantial resources, there is no assurance whether, and to what extent, that experience and those resources will be devoted to Retisert, and we do not expect revenues from Retisert to increase, and they may decline further. Although we believe potential revenues from ILUVIEN are important to our future results of operations and financial condition, Alimera has limited experience and limited financial resources, and ILUVIEN for DME is currently Alimera’s first and only commercial product. Alimera has reported that its negative cash flows from operations and accumulated deficit may raise substantial doubt about its ability to continue as a going concern. Further, due to the limited revenue generated by Alimera to date, Alimera may not be able to maintain compliance with covenants under its loan agreement and, in the event of a default, we do not know whether Alimera will be able to obtain amendments or waivers of those covenants. We do not know if Alimera will be able to raise additional financing if and when required.

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

Off-label sales of ILUVIEN to treat posterior segment uveitis may adversely affect sales of Durasert three-year uveitis, if approved.

The micro-inserts that comprise ILUVIEN and Durasert three-year uveitis have substantially the same design, polymers and release rate, and both deliver the corticosteroid FA. Although Durasert three-year uveitis delivers a somewhat lower dose of FA than ILUVIEN, ILUVIEN is already approved and marketed. It is possible that physicians will prescribe ILUVIEN for the treatment of posterior segment uveitis on an off-label basis, which could adversely affect the sales of Durasert three-year uveitis, if approved.

There is no assurance that Alimera will successfully commercialize ILUVIEN for DME or that we will receive significant revenues from the commercialization of ILUVIEN.

We are entitled to royalties on a country-by-country and quarter-by-quarter basis on net sales of ILUVIEN where Alimera markets ILUVIEN directly and to a percentage of product revenues, royalties and non-royalty consideration where Alimera sublicenses the marketing of ILUVIEN. The commercialization of ILUVIEN for DME is a significant undertaking by Alimera, and ILUVIEN for DME is Alimera’s first and only commercial product. Alimera’s sales of ILUVIEN have not been significant to date, Alimera has continued to incur operating losses, and it has violated and in the future may violate the financial covenants of its loan agreement. We do not know if, when, or to what extent Alimera’s ILUVIEN net revenues will increase significantly, which would generate royalties to us from the commercialization of ILUVIEN for DME. The amount and timing of any revenues we receive will be affected by many factors including:

•	Alimera’s and its distributors’ and sublicensees’ ability to effectively market and sell ILUVIEN in each country where sold;

•	the manner of sale, whether directly by Alimera or by sublicensees or distributors, and the terms of sublicensing and distribution agreements;

•	the amount and timing of sales of ILUVIEN in each country;

•	regulatory approvals, appropriate labeling, and desirable pricing, insurance coverage and reimbursement;

•	competition;

•	commencement of marketing in additional countries; and

•	Alimera’s ability to raise adequate capital as needed to fund its operations, to maintain compliance with its loan agreement and to achieve profitability from its operations.

If Alimera is not successful in commercializing ILUVIEN for DME, it would adversely affect our business, operating results and financial condition.

Alimera may need alternative financing to replace its $35.0 million debt facility or additional capital to maintain compliance with the financial covenants under its loan agreement, which Alimera may be unable to obtain, and Alimera’s continued losses and financial condition may cast doubt on its ability to continue to operate as a going concern.

Although Alimera launched ILUVIEN for DME in Germany and the U.K. in the second quarter of 2013 and in the U.S. and Portugal in the first quarter of 2015, Alimera had accumulated a deficit of $386.6 million through June 30, 2017. Alimera has not generated revenues that cover its actual or anticipated expenses and cannot project the extent of its future losses. Alimera may continue to incur operating losses, and as a result, it is uncertain when or if it will achieve or sustain profitability. Alimera’s ability to generate royalty payments to us is dependent on its ability to successfully market and sell ILUVIEN for DME.

Alimera failed to meet a revenue threshold in January 2016 and a liquidity threshold as of June 30, 2016 under the financial covenants of its loan agreement. While these failures were subsequently waived by the lender, Alimera was required to pay substantial amounts and grant concessions in connection with these waivers. In addition, through June 30, 2017, we believe that Alimera’s ILUVIEN net sales were not sufficient to allow them to draw down an additional $5 million under their existing loan facility. Alimera has an at-the-market facility in place for possible sales of its common stock. If Alimera is not successful in raising the capital it requires, and defaults on its obligations under its loan agreement, its lender may call the loan, which could require Alimera to pay back the entire amount owed and pay an early termination fee, or if the lender does not call the loan, Alimera may have to pay an increased rate of interest, pay additional monetary amounts in exchange for a waiver or modification of the loan agreement, or grant additional equity or warrant coverage and agree to further restrictions on its operations that could hinder it in the future. Alimera’s failure to comply with the covenants under the loan agreement could create substantial doubt about Alimera’s ability to continue as a going concern and to market and sell ILUVIEN. The termination provisions of our agreement with Alimera include various bankruptcy events.

Further, due to the limited revenue generated by ILUVIEN to date, even if Alimera is able to refinance its loan agreement and maintain compliance with its covenants, Alimera may need to raise additional capital to fund the continued commercialization of ILUVIEN. If Alimera is unable to raise sufficient additional financing, it may need to adjust its commercial plans, which likely would adversely affect Alimera’s ability to market ILUVIEN and make any potential royalty payments to us.

Sales of ILUVIEN for DME may be materially adversely affected by pricing and reimbursement decisions of regulatory bodies, insurers and others.

Prices, coverage and reimbursement to consumers of ILUVIEN for DME, like other drugs, are generally regulated by third-party payors, such as government health administration authorities and plans, private health insurers and other organizations and affect ILUVIEN’s sales. The timing and complexity of those reimbursements also affect sales. Prices in the EU are generally lower and coverage and access to drugs more limited than in the U.S. For example, in the U.K. and Scotland, National Health Service coverage is limited to the treatment of the eyes of chronic DME patients unresponsive to existing therapies that have undergone cataract surgery, subject to simple patient access schemes. Alimera may not achieve satisfactory agreements with statutory or other insurers. We do not know what levels of pricing will be approved or reimbursed for ILUVIEN, or what restrictions will be placed on its use or reuse in countries where ILUVIEN is not currently sold. In the U.S., Alimera has offered extended customer payment terms. Future net sales of ILUVIEN and, accordingly, the amount of royalties that we may receive from such net sales, may be adversely affected by pricing and reimbursement decisions, and such effects may be material.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

Implementation of our development and commercialization strategies will require additional managerial, operational, sales, marketing, financial and other resources. Our current management, personnel and systems may not be adequate to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, employee turnover and reduced productivity. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. Future growth would impose significant added responsibilities on members of management, including:

•	managing the commercialization of any approved product candidates;

•	overseeing our pre-clinical studies and clinical trials effectively;

•

identifying, recruiting, maintaining, motivating and integrating additional employees, including any sales and marketing personnel engaged in connection with the commercialization of any approved product;

•	engaging and managing our relationship with any contract sales organizations; and

•

managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties; and improving our managerial, development, operational and financial systems and procedures.

As our operations expand, we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, administrative and sales and marketing personnel. Failure to accomplish any of these activities could prevent us from successfully growing our company.

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

There are a limited number of manufacturers that operate under cGMP and other foreign regulations that are both capable of manufacturing our products and product candidates and are willing to do so. Alimera has contracted with individual third-party manufacturers for the manufacture of ILUVIEN and its components. If any of Alimera’s third-party manufacturers breach their agreements or are unable or unwilling to perform for any reason or fail to comply with cGMP and comparable foreign requirements, Alimera may not be able to locate alternative acceptable manufacturers, enter into favorable agreements with them or get them approved by the applicable regulatory authorities in a timely manner. Delays in the commercial production of ILUVIEN could delay or impair Alimera’s marketing of ILUVIEN, which, in turn, could adversely affect Alimera’s generation of sales-based royalties to us. Failure by us, our collaborative partners, or our or their third-party manufacturers, to comply with applicable manufacturing requirements could result in sanctions being imposed on us or our collaborative partners, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions. If we or our collaborative partners are unable to develop our own manufacturing facilities or to obtain or retain third-party manufacturing on acceptable terms, we may not be able to conduct certain future pre-clinical and clinical testing of our product candidates and our collaborative partners may not be able to conduct certain future pre-clinical and clinical testing or to supply commercial quantities of our products. We manufacture supplies in connection with pre-clinical or clinical studies conducted by us and our licensees. Our licensees have the exclusive rights to manufacture commercial quantities of products, once approved for marketing. Our licensees’ reliance on third-party manufacturers entails risks, including:

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

We intend to use our own facility for the manufacturing of Durasert three-year uveitis, which will require significant resources, which could adversely affect its commercial viability.

If approved by the FDA, we plan to manufacture commercial supplies of Durasert three-year uveitis ourselves at our Watertown facility. We currently manufacture products only for clinical and testing purposes in this facility and we do not manufacture products for commercial use. We must obtain FDA approval of our manufacturing process before we can commercially manufacture Durasert three-year uveitis in the United States. In addition, we must pass a pre-approval inspection of our manufacturing facility before we can obtain marketing approval for Durasert three-year uveitis. In order to obtain approval, all of our manufacturing methods, equipment and processes must comply with the FDA’s cGMP requirements. We will also need to perform extensive audits of our suppliers, vendors and contract laboratories. The cGMP requirements govern all areas of recordkeeping, production processes and controls, personnel and quality control. To ensure that we meet these requirements, we will expend significant time, money and effort. Due to the unique nature of our Durasert technology platform, we cannot predict the likelihood that the FDA will approve our facility as compliant with cGMP requirements even if we believe that we have taken the steps necessary to achieve compliance.

The FDA, in its regulatory discretion, may require us to undergo additional clinical trials with respect to any new or improved manufacturing process we develop or utilize, in the future, if any. This could delay or prevent approval of Durasert three-year uveitis or any of our other product candidates. If we fail to comply with cGMP requirements, pass an FDA pre-approval inspection or obtain FDA approval of our manufacturing process, we would not receive FDA approval and would be subject to possible regulatory action, including recall or withdrawal of the product from the market or suspension of manufacturing. The failure to successfully implement our manufacturing process may delay or prevent our ability to commercialize Durasert three-year uveitis.

If we do obtain FDA approval for Durasert three-year uveitis, including satisfying the FDA with regard to a validated manufacturing process, we may still be unable to commercially manufacture Durasert three-year uveitis. The commercial manufacture of medical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring the absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We cannot assure you that any stability or other issues relating to the manufacture of Durasert three-year uveitis, if approved, will not occur in the future.

The FDA also may, at any time following approval of a product for sale, audit our manufacturing facilities. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulation occurs independent of such an inspection or audit, we or the FDA may require remedial measures that may be costly and/or time consuming for us to implement and that may include the temporary or permanent suspension of commercial sales, recalls, market withdrawals, seizures or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us could materially harm our business.

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

Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the EU may have and how such withdrawal may affect us. The announcement of Brexit and the withdrawal of the U.K. from the EU may create economic uncertainty, which may reduce sales of our licensed products. A U.K. withdrawal from the EU may, among other things, increase regulatory complexities, disrupt the free movement of goods, services and people between the U.K. and the EU, undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the EU. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations in Europe, as the U.K. determines which EU laws to replace or replicate. It raises uncertainty, for example, as to the regulatory path for marketing approval of ILUVIEN for posterior uveitis in the U.K.

If the U.K. were to significantly alter its laws or regulations affecting the biotechnology or pharmaceutical industries, we could face significant new costs and uncertainties. Altered regulations could add time and expense to the process by which our product candidates receive regulatory approval in the U.K. and the EU. Similarly, it is unclear at this time what impact Brexit will have on our intellectual property rights and the process for obtaining and defending such rights.

Our employees, collaborators, service providers, independent contractors, principal investigators, consultants, CSOs, vendors and CROs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, collaborators, independent contractors, principal investigators, consultants, CSOs, vendors and CROs may engage in fraudulent or other illegal activity with respect to our business. Misconduct by these employees could include intentional, reckless and/or negligent conduct or unauthorized activity that violates:

•	FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA;

•	manufacturing standards;

•	federal and state healthcare fraud and abuse laws and regulations; or

•	laws that require the true, complete and accurate reporting of financial information or data.

In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve individually identifiable information, including, without limitation, the improper use of information obtained in the course of clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. Any incidents or any other conduct that leads to an employee receiving an FDA debarment could result in a loss of business from third parties and severe reputational harm.

Although we have adopted a Code of Conduct to govern and deter such behaviors, it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations.

The security of our information technology systems may be compromised, and confidential information, including non-public personal information that we maintain, could be improperly disclosed.

Our information technology systems may be vulnerable to physical or electronic intrusions, computer viruses or other attacks. As part of our business, we and our vendors maintain large amounts of confidential information, including non-public personal information on patients and our employees. Breaches in security could result in the loss or misuse of this information, which could, in turn, result in potential regulatory actions or litigation, including material claims for damages, interruption to our operations, damage to our reputation or otherwise have a material adverse effect on our business, financial condition and operating results. We expect to have appropriate information security policies and systems in place in order to prevent unauthorized use or disclosure of confidential information, including non-public personal information, there can be no assurance that such use or disclosure will not occur.

If we fail to comply with data protection laws and regulations, we could be subject to government enforcement actions, which could include civil or criminal penalties, as well as private litigation and/or adverse publicity, any of which could negatively affect our operating results and business.

We may be subject to laws and regulations that address privacy and data security of patients who use our product candidates in the United States and in states in which we conduct our business. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) govern the collection, use, disclosure, and protection of health-related and other personal information. For instance, HIPAA imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information and imposes notification obligations in the event of a breach of the privacy or security of individually identifiable health information on entities subject to HIPAA and their business associates that perform certain activities that involve the use or disclosure of protected health information on their behalf. Certain of these laws and regulations are described in greater detail in the section above under “Business – Government Regulation – Healthcare Privacy Laws.” Failure to comply with applicable data protection laws and regulations could result in government enforcement actions and create liability for us, which could include civil and/or criminal penalties, as well as private litigation and/or adverse publicity that could negatively affect our operating results and business.

Our business and operations would suffer in the event of computer system failures, cyberattacks or a deficiency in our cybersecurity.

Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures, cyberattacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Such an event could cause interruption of our operations. For example, the loss of data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability and damage to our reputation and the development and commercialization of our product candidates could be delayed.

We may be exposed to liabilities under the U.S. Foreign Corrupt Practices Act and other U.S. and foreign anti-corruption anti-money laundering, export control, sanctions, and other trade laws and regulations, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. We are also subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act 2010, the Proceeds of Crime Act 2002, and possibly other anti-bribery and anti-money laundering laws in countries outside of the United States in which we conduct our activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees and third-party intermediaries from authorizing, promising, offering, providing, soliciting, or accepting, directly or indirectly, improper payments or benefits to or from any person whether in the public or private sector. As we commercialize Durasert three-year uveitis and any of other product candidates that we may develop, we may engage with third-party manufacturers and collaborators who operate abroad and are required to obtain certain necessary permits, licenses and other regulatory approvals with respect to our business. Our activities abroad create the risk of unauthorized payments or offers of payments by employees, consultants, sales agents or distributors, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees, consultants, sales agents and distributors. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our company may engage in conduct for which we might be held responsible, even if we do not explicitly authorize such activities.

Noncompliance with anti-corruption, anti-money laundering, export control, sanctions, and other trade laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. Responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In addition, the U.S. government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire. As a general matter, enforcement actions and sanctions could harm our business, results of operations, and financial condition.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The trading price of the shares of our common stock has been highly volatile, and purchasers of our common stock could incur substantial losses.

The price of our common stock (including common stock represented by CHESS Depositary Interests (“CDIs”)) is highly volatile and may be affected by developments directly affecting our business, as well as by developments out of our control or not specific to us. The pharmaceutical and biotechnology industries, in particular, and the stock market generally, are vulnerable to abrupt changes in investor sentiment. Prices of securities and trading volumes of companies in the pharmaceutical and biotechnology industries, including ours, can swing dramatically in ways unrelated to, or that bear a disproportionate relationship to, our performance. The price of our common stock (and CDIs) and their trading volumes may fluctuate based on a number of factors including, but not limited to:

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

•

actions with respect to pricing, reimbursement and coverage, and changes in reimbursement policies or other practices relating to our products or the pharmaceutical or biotechnology industries generally;

•	meeting, exceeding or failing to meet analysts’ or investors’ expectations, and changes in evaluations and recommendations by securities analysts;

•	economic, industry and market conditions, changes or trends; and

•	other factors unrelated to us or the pharmaceutical and biotechnology industries.

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

Additional shares that may be issued upon the exercise of currently outstanding options or upon the settlement of restricted or performance stock units would dilute the voting power of our currently outstanding common stock and could cause our stock price to decline.

As of August 31, 2017, we had outstanding options to acquire approximately 6.9 million shares of our common stock, outstanding restricted stock units to acquire 948,500 shares of our common stock and outstanding performance stock units to acquire 210,000 shares of our common stock, or approximately 17.0% of our shares on a fully diluted basis. The issuance of shares of our common stock upon exercise of the stock options or settlement of the restricted or performance stock units could result in dilution to the interests of other holders of our common stock and could adversely affect our stock price.

Future sales of our common stock may depress our stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or as a result of the perception that these sales could occur, which could occur if we issue a large number of shares of common stock (or securities convertible into our common stock) in connection with a future financing, as our common stock is trading at low levels. These factors could make it more difficult for us to raise funds through future offerings of common stock or other equity securities.

Provisions in our charter documents could prevent or delay stockholders’ attempts takeover our company.

Our board of directors is authorized to issue “blank check” preferred stock, with designations, rights and preferences as they may determine. Accordingly, our board of directors may in the future, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. This type of preferred stock could also be issued to discourage, delay or prevent a change in our control. The ability to issue “blank check” preferred stock is a traditional anti-takeover measure. This provision in our charter documents makes it difficult for a majority stockholder to gain control of our company. Provisions like this may be beneficial to our management and our board of directors in a hostile tender offer and may have an adverse impact on stockholders who may want to participate in such a tender offer.

Provisions in our bylaws provide for indemnification of officers and directors, which could require us to direct funds away from our business and the development of our product candidates.

Our bylaws provide for the indemnification of our officers and directors. We may in the future be required to advance costs incurred by an officer or director and to pay judgments, fines and expenses incurred by an officer or director, including reasonable attorneys’ fees, as a result of actions or proceedings in which our officers and directors are involved by reason of being or having been an officer or director of our company. Funds paid in satisfaction of judgments, fines and expenses may be funds we need for the operation of our business and the development of our product candidates, thereby affecting our ability to attain profitability.

We do not currently intend to pay dividends on our common stock, and any return to investors is expected to come, if at all, only from potential increases in the price of our common stock.

We have never declared or paid cash dividends on our capital stock, and you should not rely on an investment in our common stock to provide dividend income. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We may be subject to securities litigation, which is expensive and could divert our management’s attention.

As we operate in the pharmaceutical and biotechnology industries, we may be especially vulnerable to volatility in the market price of our common stock, especially to the extent that various factors affect the common stock of companies in our industry. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real property. We lease 1,750 square feet of laboratory space, 1,000 square feet of clean room space and 10,900 square feet of office space in Watertown, Massachusetts under a lease agreement that expires in April 2019, with a 5-year renewal option at market rates. We lease 3,000 square feet of office space in Liberty Corner, New Jersey under a lease agreement that expires in June 2022. Our lease of 1,250 square feet of laboratory space and 1,665 square feet of office space in Malvern, U.K. expired in August 2016, but was extended through November 2016 to facilitate closure of the research facility. A new lease of approximately 420 square feet in Malvern, U.K. commenced December 2016 for a 3-year term, subject to termination by the Company upon 30 days advance written notice. We believe our leased facilities are adequate for our present and anticipated needs.

ITEM 3.	LEGAL PROCEEDINGS

In December 2014, we exercised our right under the Alimera Agreement to conduct an audit by an independent accounting firm of Alimera’s commercialization reporting for ILUVIEN for calendar 2014. In April 2016, the independent accounting firm issued its report, which concluded that Alimera under-reported net profits payable to the Company for 2014 by $136,000. In June 2016, Alimera remitted $354,000 to the Company, which consisted of the under-reported net profits plus interest and reimbursement of the audit costs of $204,000. In July 2016, Alimera filed a demand for arbitration with the American Arbitration Association in Boston, Massachusetts to dispute the audit findings and requested a full refund of the $354,000 previously paid to us. Pending the arbitration outcome, $136,000 of net profits participation had been recorded as deferred revenue and the remaining $218,000 as accrued expenses at each of March 31, 2017 and June 30, 2016.

On May 3, 2017, we reached a settlement of the arbitration, which was dismissed with prejudice. As a result of the settlement, the $136,000 of net profits became fixed and determinable, while the gain contingency resulting from reimbursement of the audit costs of $204,000 became resolved. Accordingly, these transactions were recognized in the fourth quarter of fiscal 2017.

We are subject to various routine legal proceedings and claims incidental to our business, which management believes will not have a material effect on our financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

Our common stock is traded on the NASDAQ Global Market under the trading symbol “PSDV”. The following table sets forth the high and low selling prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated:

	High	Low
Fiscal year ended June 30, 2017:
First Quarter	$4.25	$2.85
Second Quarter	3.22	1.50
Third Quarter	2.16	1.63
Fourth Quarter	2.45	1.57
Fiscal year ended June 30, 2016:
First Quarter	$4.52	$3.23
Second Quarter	5.81	3.46
Third Quarter	4.82	2.37
Fourth Quarter	3.87	2.64

On September 7, 2017, the last reported sale price of our common stock on the NASDAQ Global Market was $1.30. As of that date, we had approximately 15 holders of record of our common stock and, according to our estimates, approximately 5,100 beneficial owners of our common stock. In addition, as of that date, there were approximately 1,933 beneficial owners of our CDIs.

We have never paid cash dividends, and we do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of June 30, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column a) (c)
Equity Compensation plans approved by security holders	6,895,685	$3.38	2,962,947
Equity Compensation plans not approved by security holders	—	—	—

Total	6,895,685	$3.38	2,962,947

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical financial data set forth below as of June 30, 2017, 2016, 2015, 2014 and 2013 and for each of the years then ended have been derived from our audited consolidated financial statements, of which the financial statements as of June 30, 2017 and 2016 and for the years ended June 30, 2017, 2016 and 2015 are included elsewhere in this Annual Report on Form 10-K.

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

	Year Ended June 30,
	2017	2016	2015	2014	2013
	(In thousands except per share data)
Consolidated Statements of Operations Data:
Revenues:
Collaborative research and development (1)	$6,569	$398	$25,411	$2,155	$780
Royalty income	970	1,222	1,154	1,318	1,363

Total revenues	7,539	1,620	26,565	3,473	2,143

Operating expenses:
Research and development	14,880	14,381	12,088	9,573	7,005
General and administrative	11,235	9,013	8,056	7,468	7,169
Gain on sale of property and equipment	—	—	—	(78)	—

Total operating expenses	26,115	23,394	20,144	16,963	14,174

Operating (loss) income	(18,576)	(21,774)	6,421	(13,490)	(12,031)
Interest and other income, net	91	72	22	5	14

(Loss) income before income taxes	(18,485)	(21,702)	6,443	(13,485)	(12,017)
Income tax benefit (expense)	—	155	(96)	130	117

Net (loss) income	$(18,485)	$(21,547)	$6,347	$(13,355)	$(11,900)

Net (loss) income per share:
Basic	$(0.52)	$(0.68)	$0.22	$(0.49)	$(0.52)

Diluted	$(0.52)	$(0.68)	$0.21	$(0.49)	$(0.52)

Weighted average common shares outstanding:
Basic	35,344	31,623	29,378	27,444	23,044

Diluted	35,344	31,623	30,584	27,444	23,044

	As of June 30,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$16,898	$15,313	$19,121	$15,334	$6,899
Marketable securities	—	13,679	9,414	2,944	3,374
Total assets	18,677	31,619	32,367	22,671	16,249
Total deferred revenue—current and long-term	50	5,732	5,629	5,722	5,984
Total stockholders’ equity	13,336	20,881	23,368	14,924	7,700

(1)	Includes the following: from our collaboration agreement with Alimera: $659,000 in fiscal 2017, $233,000 in fiscal 2016, $25.1 million in fiscal 2015, $114,000 in fiscal 2014 and $67,000 in fiscal 2013; from our Restated Pfizer Agreement: $5.6 million in fiscal 2017 and $368,000 in fiscal 2013; from feasibility study agreements: $211,000 in fiscal 2017, $33,000 in fiscal 2016, $144,000 in fiscal 2015, $1.9 million in fiscal 2014 and $245,000 in fiscal 2013; from our license agreement with Enigma Therapeutics: $100,000 in fiscal 2017, $100,000 in fiscal 2016, $100,000 in fiscal 2015, $102,000 in fiscal 2014 and $100,000 in fiscal 2013. See Note 3 to the accompanying consolidated financial statements for additional information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We develop sustained-release drug delivery products that deliver drugs at a controlled and steady rate for months or years. We have developed three of the four sustained-release ophthalmic products currently approved by the U.S. FDA for treatment of back-of-the-eye diseases. Our product development programs are focused primarily on utilizing our core Durasert technology platform to deliver drugs to treat chronic diseases. Durasert three-year uveitis is our most advanced development-stage product, and is designed to treat chronic non-infectious uveitis affecting the posterior segment of the eye (posterior segment uveitis) for a period of three years. Durasert three-year uveitis met its primary efficacy endpoint of prevention of recurrence of uveitis through six months with a p value of < 0.001 in two ongoing pivotal Phase 3 clinical trials. We anticipate filing an NDA with the FDA in late December 2017 or early January 2018. In July 2017, we amended our collaboration agreement (the “Prior Alimera Agreement”) with Alimera to, among other things, license distribution, regulatory and reimbursement matters for Durasert three-year uveitis (under the ILUVIEN trademark) for the EMEA to Alimera. Pursuant to the Prior Alimera Agreement, our lead licensed product, ILUVIEN® for DME, is sold by Alimera in the U.S. and multiple EU countries. Our strategy includes developing non-proprietary drugs independently in combination with our Durasert technology platform, while continuing to leverage our technology platform through collaborations and license agreements as appropriate.

Injected into the eye in an office visit, Durasert three-year uveitis is a micro-insert that delivers a micro-dose of a corticosteroid to the back of the eye on a sustained basis for approximately three years after a single administration. In Europe, we filed a marketing authorization application (“MAA”) in June 2017 and subsequently withdrew the application after out-licensing the European rights for Durasert to Alimera. Alimera plans to submit the Durasert three-year uveitis data under its existing ILUVIEN MAA and, if approved, to commercialize the uveitis indication under the ILUVIEN trademark.

We are developing Durasert three-year uveitis independently and we plan to file an NDA with the FDA by the end of calendar year 2017. Both of our Durasert three-year uveitis Phase 3 clinical trials met their primary efficacy endpoint of prevention of recurrence of uveitis through six months with statistical significance (p < 0.001; intent to treat analysis) and yielded safety profiles consistent with the known effects of ocular corticosteroid use. Similar efficacy and safety results have been observed through 12 months of follow-up in the first pivotal trial and twelve month data from the second pivotal trial is expected in early calendar year 2018. Pending NDA submission and approval by the FDA, we plan to independently commercialize Durasert three-year uveitis in the U.S. given the relatively modest market size and correspondingly limited commercial footprint required to launch on our own.

ILUVIEN, an injectable, sustained-release micro-insert delivering 0.19mg of FA to the back of the eye for the treatment of DME, was licensed to and developed with Alimera under the Prior Alimera Agreement. In July 2017, we entered into an amended and restated collaboration agreement with Alimera (the “Amended Alimera Agreement”) pursuant to which we (i) licensed the rights to our three-year uveitis indication to Alimera for the EMEA and (ii) converted our license consideration from a share of Alimera’s net profits for ILUVIEN to a royalty based on Alimera’s net sales for ILUVIEN for DME and, upon an MAA approval, for net sales of ILUVIEN for posterior segment uveitis. Sales-based royalties start at the rate of 2% effective as of July 1, 2017. Commencing January 1, 2019 (or earlier under certain circumstances), the sales-based royalty will increase to 6% (8% on total ILUVIEN net sales in excess of $75 million on a calendar year basis). Alimera’s share of contingently recoverable accumulated ILUVIEN commercialization losses under the original net profit share arrangement (as set forth in the Prior Alimera Agreement), was capped at $25 million. Under the Amended Alimera Agreement those recoverable losses will be reduced as follows: (i) $10.0 million was cancelled in lieu of an upfront license fee on the effective date of the Amended Alimera Agreement; (ii) for calendar years 2019 and 2020, 50% of earned sales-based royalties in excess of 2% of net sales will be offset against the quarterly royalty payments otherwise due from Alimera; (iii) on January 1, 2020 (or earlier under certain circumstances), another $5 million will be cancelled, provided, however, that such date of cancellation may be extended under certain circumstances related to Alimera’s regulatory approval process for ILUVIEN for posterior segment uveitis, with such extension, if any, subject to mutual agreement by the parties; and (iv) commencing in calendar year 2021, 20% of earned sales-based royalties in excess of 2% of net sales will be offset against the quarterly royalty payments due from Alimera until such time as the remaining balance of the original $25 million of recoverable commercialization losses has been fully recouped.

We believe that the terms of the Amended Alimera Agreement for ILUVIEN for DME have standardized and simplified the agreement, and improved the potential total value of the agreement for us. ILUVIEN for DME has been sold by Alimera in the U.S. since 2015, where it is indicated for the treatment of DME in patients previously treated with a course of corticosteroids without a clinically significant rise in intraocular pressure (“IOP”). ILUVIEN for DME has been sold by Alimera in the U.K. and Germany since 2013, in Portugal since 2015 and in Italy, Spain and certain Middle East countries (through sublicense partners) since the second quarter of calendar year 2017. ILUVIEN has marketing approvals in a total of 17 European countries, where it is indicated for the treatment of chronic DME considered insufficiently responsive to available therapies.

FDA-approved Retisert® is an implant that provides sustained treatment of posterior segment uveitis for 30 months that was co-developed with and licensed to Bausch & Lomb. Implanted in a surgical procedure, Retisert delivers the same corticosteroid as Durasert but in a larger dose. We receive royalties from Retisert sales.

We are also using our Durasert technology platform to identify potential product candidates that provide sustained treatment of wet and dry age-related macular degeneration (“AMD”), glaucoma, osteoarthritis and other diseases. In collaboration with Hospital for Special Surgery (“HSS”), we are developing a sustained-release surgical implant to treat pain associated with severe knee OA. This product is currently being evaluated in an investigator-sponsored pilot clinical study that is expected to provide initial results in late calendar year 2017. We are also conducting nonclinical evaluations of various tyrosine kinase inhibitor (“TKI”) candidates for wet AMD. Finally, we are developing a next-generation Durasert shorter-acting version, initially for the treatment of posterior segment uveitis.

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

Revenue Recognition

Our business strategy includes entering into collaborative license and development agreements for the development and commercialization of product candidates utilizing our technology system. The terms of these arrangements typically include multiple deliverables by us (such as granting of license rights, providing research and development services, manufacturing of clinical materials and participating on joint research committees) in exchange for consideration to us of some combination of one or more of non-refundable license fees, funding of research and development activities, payments based upon achievement of clinical development, regulatory and sales milestones and/or royalties in the form of a designated percentage of product sales or participation in profits.

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

For the years ended June 30, 2017 and 2016, we reported $6.6 million and $398,000, respectively, of collaborative research and development revenue. Of the total for fiscal 2017, $5.6 million represented non-cash revenue recognized upon the termination of our Restated Pfizer Agreement (see Note 3 of Notes to Consolidated Financial Statements for more information). Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured.

Recognition of Expense in Outsourced Clinical Trial Agreements

We recognize research and development expense with respect to outsourced agreements for clinical trials with contract research organizations (“CROs”) as the services are provided, based on our assessment of the services performed. We make our assessments of the services performed based on various factors, including evaluation by the third-party CROs and our own internal review of the work performed during the period, measurements of progress by us or by the third-party CROs, data analysis with respect to work completed and our management’s judgment. We have agreements with two CROs to conduct the Phase 3 clinical trial program for Durasert three-year uveitis. Our financial obligations under the agreements are determined by the services that we request from time to time under the agreements. The actual amounts owed under the agreements and the timing of those obligations will depend on various factors, including changes to the protocols and/or services requested, the number of patients to be enrolled and the rate of patient enrollment, achievement of pre-defined direct cost milestone events and other factors relating to the clinical trials. As of June 30, 2017, our CRO agreements provided for two Phase 3 clinical trials and a utilization and safety study of two different inserters at an aggregate remaining cost of approximately $8.9 million, which includes several pending contract change orders. We can terminate the agreements at any time without penalty, and if terminated, we would be liable only for services through the termination date plus non-cancellable CRO obligations to third parties.

During fiscal 2017, we recognized approximately $6.2 million of research and development expense attributable to our Durasert three-year uveitis Phase 3 clinical trial program. Changes in our estimates or differences between the actual level of services performed and our estimates may result in changes to our research and development expenses in future periods.

Results of Operations

Years Ended June 30, 2017 and 2016

	Year Ended June 30,		Change
	2017	2016	Amounts	%
	(In thousands except percentages)
Revenues:
Collaborative research and development	$6,569	$398	$6,171	1,551%
Royalty income	970	1,222	(252)	(21)%

Total revenues	7,539	1,620	5,919	365%

Operating expenses:
Research and development	14,880	14,381	499	3%
General and administrative	11,235	9,013	2,222	25%

Total operating expenses	26,115	23,394	2,721	12%

Operating loss	(18,576)	(21,774)	3,198	15%
Interest and other income, net	91	72	19	26%

Loss before income taxes	(18,485)	(21,702)	3,217	15%
Income tax benefit	—	155	(155)	(100)%

Net loss	$(18,485)	$(21,547)	$3,062	14%

Revenues

Collaborative research and development revenue totaled $6.6 million in fiscal 2017, an increase of $6.2 million, or 1,551%, compared to $398,000 in fiscal 2016. This increase was attributable primarily to $5.6 million of revenue recognized upon the termination of the Restated Pfizer Agreement in December 2016. In addition, revenues derived from our collaboration agreement with Alimera increased by $426,000, which included $136,000 of revenue recognized from a May 2017 arbitration settlement of Alimera’s calendar year 2014 reporting of ILUVIEN net profits.

In July 2017, we restructured the Alimera collaboration agreement to (a) license Durasert three-year uveitis in the EMEA to Alimera and (b) to convert the net profit share arrangement to a sales-based royalty for all ILUVIEN licensed indications. We expect this conversion to result in increased revenues from Alimera over time, as well as better predictability and consistency of revenues to be recognized from Alimera. Based on 60-day payment terms from Alimera following the end of each calendar quarter, we expect that sales-based royalties earned from Alimera will be recognized as revenues one quarter in arrears. See Notes 3 and 14 of Notes to Consolidated Financial Statements for more information related to the Alimera collaboration agreement and to the settlement of a dispute relating to the computation of ILUVIEN net profits for calendar year 2014, respectively.

Retisert royalty income decreased by $252,000, or 21%, to $970,000 in fiscal 2017 compared to $1.22 million in fiscal 2016. We expect Retisert royalty income to remain flat or decline somewhat in the next fiscal year.

Research and Development

Research and development expenses totaled $14.9 million in fiscal 2017, an increase of $499,000, or 3%, compared to $14.4 million in fiscal 2016. This increase was attributable primarily to (i) a $1.4 million increase of professional services related primarily to our Durasert three-year uveitis Phase 3 clinical development program and completed MAA filing and planned NDA filing, (ii) an $879,000 increase in U.S. personnel and related costs, including incentive compensation and the August 2016 hire of our Chief Medical Officer and (iii) a

$596,000 increase in U.S. stock-based compensation, partially offset by decreases of (i) $1.1 million of CRO costs for our Durasert three-year uveitis clinical development, (ii) $1.0 million of U.K. costs primarily related to the effect of the U.K. restructuring, which included a $147,000 foreign exchange impact of a stronger US$ currency, and (iii) $268,000 of U.S. pre-clinical studies and other third-party research costs related primarily to prior year studies of potential tyrosine kinase inhibitors (TKI) compounds and purchases of lab and clinical supplies for our Durasert three-year uveitis clinical development program. We expect fiscal 2018 research and development expense to increase by approximately 10- 15% compared to fiscal 2017, primarily due to pre-commercialization headcount and other costs for Durasert three-year uveitis manufacturing, quality assurance and medical affairs and increased regulatory professional services related to our planned NDA filing, partially offset by the absence of fiscal 2017 U.K. restructuring costs and reduced amortization of intangible assets.

General and Administrative

General and administrative expenses totaled $11.2 million in fiscal 2017, an increase of $2.2 million, or 24%, compared to $9.0 million in fiscal 2016. This increase was attributable primarily to (i) approximately $1.5 million of personnel and related costs, including annual incentive compensation, of which $1.2 million represented severance compensation to our former CEO and former Vice President, Corporate Affairs and General Counsel, (ii) approximately $1.3 million of legal fees, which included approximately $175,000 of legal fees associated with the CEO transition and severance arrangements, $430,000 of legal fees related to the Alimera arbitration proceedings and agreement restructuring and $253,000 of patent legal fees, partially offset by a $619,000 decrease in consulting services costs, which consisted primarily of prior year uveitis market assessment analyses and the $218,000 fiscal 2017 cancellation of previously accrued audit costs in connection with the Alimera arbitration settlement.

Interest and Other Income

Interest and other income increased to $91,000 in fiscal 2017, an increase of $19,000, or 23%, compared to $72,000 in fiscal 2016, due primarily to higher money market interest rates.

Income Tax Benefit

Income tax benefit was $0 in fiscal 2017 compared to an income tax benefit of $155,000 in fiscal 2016. We incurred $4,000 in fiscal 2016 of federal alternative minimum tax expense based on U.S. taxable income for calendar year 2014 attributable primarily to the $25.0 million ILUVIEN FDA-approval milestone. Refundable foreign research and development tax credits were not available for fiscal 2017 as a result of the consolidation of our research and development activities in the U.S. during the quarter ended September 30, 2016.

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

Revenues

Collaborative research and development revenue totaled $398,000 in fiscal 2016, a decrease of $25.0 million, or 98%, compared to $25.4 million in fiscal 2015. This decrease was attributable primarily to recognition of the one-time $25.0 million FDA-approval milestone earned for ILUVIEN in September 2014.

Retisert royalty income increased by $68,000, or 6%, to $1.22 million in fiscal 2016 compared to $1.15 million in fiscal 2015.

Through June 30, 2017, we were entitled to share in net profits, on a country-by-country basis, from sales of ILUVIEN by Alimera. Alimera initiated commercial sales of ILUVIEN in the U.K. and Germany in the fourth quarter of fiscal 2013 and in the U.S. and Portugal in the third quarter of fiscal 2015. We earned $0 and $43,000 of ILUVIEN net profits during fiscal 2016 and 2015, respectively. In addition, during fiscal 2016 we received $157,000 from Alimera attributable to a sublicense arrangement.

Research and Development

Research and development expenses totaled $14.4 million in fiscal 2016, an increase of $2.3 million, or 19%, compared to $12.1 million in fiscal 2015. This increase was attributable primarily to a $1.4 million increase in CRO and other costs for Durasert three-year uveitis Phase 3 clinical development and regulatory submissions, $475,000 of personnel-related costs, including incentive compensation and contractual severance obligations, and $320,000 of pre-clinical studies and other third-party research costs.

General and Administrative

General and administrative expenses totaled $9.0 million in fiscal 2016, an increase of $957,000, or 12%, compared to $8.1 million in fiscal 2015. This increase was attributable primarily to a $564,000 increase in personnel costs, higher incentive compensation accruals and stock-based compensation, and a $302,000 increase in professional fees.

Interest and Other Income

Interest and other income totaled $72,000 in fiscal 2016, an increase of $50,000, or 69%, compared to $22,000 in fiscal 2015, due primarily to a combination of higher average balances of marketable security investments and improved yields to maturity and higher money market interest rates.

Income Tax Benefit (Expense)

Income tax benefit was $155,000 in fiscal 2016 compared to income tax expense of $96,000 in fiscal 2015. We incurred $4,000 in fiscal 2016 and $263,000 in fiscal 2015 of federal alternative minimum tax expense based on U.S. taxable income for calendar year 2014 primarily attributable to the $25.0 million ILUVIEN FDA-approval milestone. Refundable foreign research and development tax credits totaled $159,000 in fiscal 2016 compared to $167,000 in fiscal 2015.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 intends to simplify various aspects of how share-based payments are accounted for and presented in the financial statements. The main provisions include: all tax effects related to stock awards will now be recorded through the statement of operations instead of through equity, all tax-related cash flows resulting from stock awards will be reported as operating activities on the cash flow statement, and entities can make an accounting policy election to either estimate forfeitures or account for forfeitures as they occur. The amendments in ASU 2016-09 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and may be applied prospectively with earlier adoption permitted. We elected to early adopt ASU 2016-19 in the fourth quarter of fiscal 2017, which required any adjustments to be recorded as of the beginning of fiscal 2017. As a result, we recorded a retrospective adjustment of $122,000 to accumulated deficit and additional paid-in capital as of July 1, 2016. Our election under ASU 2016-09 to account for forfeitures as they occur also resulted in additional stock-based compensation expense of $23,000 for the fourth quarter of fiscal 2017.

Liquidity and Capital Resources

From fiscal 2013 through fiscal 2017, we financed our operations primarily from sales of our equity securities and the receipt of license fees, milestone payments, research and development funding and royalty income from our collaboration partners. Our principal sources of liquidity consisted of cash and cash equivalents and the receipt of license fees, milestone payments, research and development funding and royalty income from our collaboration partners. As of June 30, 2017, our cash and cash equivalents totaled $16.9 million. Our cash equivalents are invested in an institutional money market fund.

With the exception of net income in fiscal 2015 resulting from the $25.0 million ILUVIEN FDA-approval milestone, we have predominantly incurred operating losses since inception and, at June 30, 2017, we had a total accumulated deficit of $310.8 million. We do not currently have any significant assured sources of future revenue, and our anticipated recurring use of cash to fund operations in combination with no probable source of additional capital raises substantial doubt about our ability to continue as a going concern for one year from the issuance of our financial statements included in this Annual Report. We believe that our cash and cash equivalents of $16.9 million at June 30, 2017 and expected proceeds from existing collaboration agreements, will enable us to maintain our current and planned operations (including our two Durasert three-year uveitis Phase 3 clinical trials) through approximately the first quarter of calendar year 2018. In order to extend our ability to fund our operations beyond then, including our planned commercial launch of Durasert three-year uveitis in the U.S. if approved by the FDA, our plans include accessing additional equity financing from the sale of our equity securities, our ATM program or other equity or debt financing transactions and/or, as applicable, reducing or deferring operating expenses. The timing and extent of our implementation of these plans is expected to depend on the amount and timing of cash receipts from existing or any future collaboration or other agreements and/or proceeds from any financing transactions. There is no assurance that we will receive significant revenues from the commercialization of ILUVIEN or financing from any other sources.

The additional capital we will require will be influenced by many factors, including, but not limited to:

•	the amount of future revenues we receive with respect to the commercialization of ILUVIEN for DME and, if approved in the EMEA, of ILUVIEN for posterior uveitis;

•	the timing, cost and success of our clinical development, regulatory approval and planned direct U.S. commercialization of Durasert three-year uveitis;

•	whether and to what extent we internally fund, whether and when we initiate, and how we conduct other product development programs;

•	the amount of Retisert royalties and other payments we receive under collaboration agreements;

•	whether and when we are able to enter into strategic arrangements for our product candidates and the nature of those arrangements;

•	timely and successful development, regulatory approval and commercialization of our products and product candidates;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims;

•	changes in our operating plan, resulting in increases or decreases in our need for capital; and

•	our views on the availability, timing and desirability of raising capital.

We do not know if additional capital will be available when needed or on terms favorable to us or our stockholders. Collaboration, licensing or other agreements may not be available on favorable terms, or at all. Although we expect that our restructured Alimera collaboration agreement will provide a more consistent flow of royalty revenues, we do not know the extent to which Alimera will achieve increasing revenues from its commercialization of ILUVIEN for DME and, if approved, for posterior segment uveitis. If we seek to sell shares under our ATM program or in another offering, we do not know whether and to what extent we will be able to do so, or on what terms. Further, the rules and regulations of the Australian Securities Exchange (ASX) and the NASDAQ Stock Market require us to obtain shareholder approval for sales of our equity securities under certain circumstances, which could delay or prevent us from raising additional capital from such sales. Also, the state of the economy and financial and credit markets at the time or times we seek any additional financing may make it more difficult or expensive to obtain. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and dilute our existing stockholders’ equity, and funding through collaboration agreements may be on unfavorable terms, including requiring us to relinquish rights to certain of our technologies or products. If adequate financing is not available if and when needed, we may delay, reduce the scope of, or eliminate research or development programs, potential independent commercialization of Durasert three-year uveitis or other new products, if any, and postpone or cancel the pursuit of product candidates, including pre-clinical and clinical trials and new business opportunities, reduce staff and operating costs, or otherwise significantly curtail our operations to reduce our cash requirements and extend our capital.

Our consolidated statements of historical cash flows are summarized as follows:

	Year Ended June 30,
	2017	2016	2015
	(In thousands)
Net (loss) income:	$(18,485)	$(21,547)	$6,347
Changes in operating assets and liabilities	318	2,073	1,009
Other adjustments to reconcile net (loss) income to cash flows from operating activities	(2,323)	3,158	2,941

Cash flows (used in) provided by operating activities	$(20,490)	$(16,316)	$10,297

Cash flows provided by (used in) investing activities	$13,577	$(4,462)	$(6,733)

Cash flows provided by financing activities	$8,503	$16,990	$235

Sources and uses of operating cash flows for the years ended June 30, 2017, 2016 and 2015 are summarized as follows:

	Year Ended June 30,
	2017	2016	2015
	(In thousands)
Operating cash inflows:
License and collaboration agreements	$891	$507	$25,317
Royalty income	1,008	1,298	1,086
Foreign R&D tax credits	132	163	120
Investment interest received, net	120	176	97

	2,151	2,144	26,620

Operating cash outflows:
Personnel costs	(7,229)	(5,133)	(5,086)
Professional fees	(6,074)	(3,610)	(3,234)
Clinical development and third-party R&D	(7,115)	(7,615)	(5,783)
All other operating cash outflows, net	(2,223)	(2,102)	(2,220)

	(22,641)	(18,460)	(16,323)

Cash flows (used in) provided by operating activities	$(20,490)	$(16,316)	$10,297

Operating cash inflows for each year consisted primarily of payments received pursuant to license and collaboration agreements. As a percentage of total license and collaboration cash inflows, amounts attributable to Alimera represented 58.6% in fiscal 2017, 72.4% in fiscal 2016 and 99.3% in fiscal 2015, amounts attributable to Enigma represented 11.2% in fiscal 2017, 19.7% in fiscal 2016 and 0.4% in fiscal 2015 and amounts attributable to various feasibility study agreements represented 28.0% in fiscal 2017 and 0.2% in fiscal 2015.

Operating cash outflows increased by $4.2 million, or 22.7%, from fiscal 2016 to fiscal 2017, as a result primarily of (a) $2.5 million of professional fees, which consisted primarily of Durasert three-year uveitis clinical and regulatory consulting fees and general legal fees associated with the CEO transition and costs of the Alimera arbitration; (b) $2.1 million of personnel and benefit costs, which included $1.2 million of severance compensation and in fiscal 2017, the additions of a Chief Medical Officer and EVP of Corporate and Commercial Development and an approximate $390,000 increase in fiscal 2016 incentive compensation awards (paid in fiscal 2017) compared to the prior year, partially offset by (c) a $208,000 decrease in CRO costs for Durasert three-year uveitis clinical development. Operating cash outflows increased by $2.1 million, or 13.1%, from fiscal 2015 to fiscal 2016, as a result primarily of increases of: (a) $1.5 million in CRO costs for Durasert three-year uveitis clinical development; (b) $376,000 of professional fees; (c) $367,000 of pre-clinical studies and other third-party research and development costs; and (d) $277,000 of personnel and benefit costs, partially offset by decreases of (x) $260,000 of federal alternative minimum taxes attributable to calendar year 2014 U.S. taxable income; and (y) $230,000 in cash incentive compensation awards.

Cash flows from investing activities were attributable primarily to maturities of marketable securities, net of purchases, of $13.7 million for fiscal 2017 and purchases of marketable securities, net of maturities, of $4.3 million for fiscal 2016 and $6.6 million for fiscal 2015. Purchases of property and equipment totaled $147,000 in fiscal 2017, $113,000 in fiscal 2016 and $161,000 in fiscal 2015.

Cash flows from financing activities in fiscal 2017 were related predominately to the sale of common shares under our ATM program for gross proceeds of $8.9 million, less $233,000 of program adoption costs and $244,000 of share issue costs. Cash flows from financing activities in fiscal 2016 were attributable primarily to an underwritten public offering in January 2016 for gross proceeds of $17.8 million, net of $1.3 million of share issue costs. In addition, cash flows from financing activities included proceeds from the exercise of stock options totaling $99,000 in fiscal 2017, $490,000 in fiscal 2016 and $235,000 in fiscal 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Tabular Disclosure of Contractual Obligations

The following table summarizes our minimum contractual obligations as of June 30, 2017:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating Lease Obligations	$1,190	$510	$600	$80	$—
Purchase Obligations	233	233	—	—	—

Total	$1,423	$743	$600	$80	$—

Our operating lease obligations consist predominantly of office and lab space in Watertown, Massachusetts and office space in Liberty Corner, New Jersey. Our purchase obligations consist of non-cancellable purchase orders for supplies and services.

We have agreements with two CROs to conduct the clinical development program for Durasert three-year uveitis. Our financial obligations under the agreements are determined by the services that we request from time to time under the agreements. The actual amounts owed under the agreements and the timing of those obligations will depend on various factors, including the number of patients and rate of patient enrollment, any protocol amendments and other factors relating to the clinical trials. We can change the services requested and thereby increase or decrease our obligations under the agreements from time to time. As of June 30, 2017, our CRO agreements provided for two Phase 3 clinical trials and an inserter safety and utilization study at an aggregate remaining cost of approximately $8.9 million, which includes a few pending contract change orders. We can terminate the agreements at any time without penalty.

We also have employment agreements with four executive officers that would require us to make severance payments to them if we terminate their employment without cause or the executives resign for good cause. These payments are contingent upon the occurrence of various future events, and the amounts payable under these provisions depend upon the level of compensation at the time of termination of employment, which are therefore not calculable at this time, and, as a result, we have not included any such amounts in the table above.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

We have historically conducted operations in two principal currencies, the U.S. dollar ($) and the Pound Sterling (£). The U.S. dollar is the functional currency for our U.S. operations, and the Pound Sterling is the functional currency for our U.K. operations.

Changes in the foreign exchange rate of the Pound Sterling to the U.S. dollar impacted the net operating expenses of our U.K. operations. The strengthening of the U.S. dollar relative to the Pound Sterling in fiscal 2017 compared to fiscal 2016 resulted in a net decrease in research and development expense of approximately $147,000. For every incremental 5% strengthening or weakening of the weighted average exchange rate of the U.S. dollar in relation to the Pound Sterling, our research and development expense in fiscal 2016 would have decreased or increased by $51,000, respectively. All cash and cash equivalents, and most other asset and liability balances, are denominated in each entity’s functional currency and, accordingly, we do not consider our statement of comprehensive (loss) income exposure to realized and unrealized foreign currency gains and losses to be significant.

Changes in the foreign exchange rate of the Pound Sterling to the U.S. dollar also impacted total stockholders’ equity. As reported in the statement of comprehensive (loss) income, the relative strengthening of the U.S. dollar in relation to the Pound Sterling at June 30, 2017 compared to June 30, 2016 resulted in $21,000 of other comprehensive loss due to the translation of £130,000 of net assets of our U.K. operations, predominantly intangible assets, into U.S. dollars. For every incremental 5% strengthening or weakening of the U.S. dollar at June 30, 2017 in relation to the Pound Sterling, our stockholders’ equity at June 30, 2017 would have decreased or increased, respectively, by approximately $8,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item may be found on pages F-1 through F-28 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, our management concluded that, as of such date, our internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting as of June 30, 2017, which is included below in this Item 9A of our Annual Report on Form 10-K.

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

Watertown, Massachusetts

We have audited the internal control over financial reporting of pSivida Corp. and subsidiaries (the “Company”) as of June 30, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2017 of the Company and our report dated September 13, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

September 13, 2017

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2017 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Form 10-K as our 2017 Proxy Statement, which we expect to file with the SEC no later than October 30, 2017.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Corporate Governance

We have adopted a written Code of Conduct that applies to all of our employees, officers and directors. This Code of Conduct is designed to ensure that our business is conducted with integrity and in compliance with SEC regulations and NASDAQ and ASX listing standards. The Code of Conduct covers adherence to laws and regulations as well as professional conduct, including employment policies, conflicts of interest and the protection of confidential information. The Code of Conduct is available under “Governance Overview” within the “Corporate Governance” section of our website at www.psivida.com.

We intend to disclose any future amendments to, or waivers from, the Code of Conduct that affect our directors or senior financial and executive officers within four business days of the amendment or waiver by posting such information on the website address and location specified above.

Other Information

The other information required to be disclosed in Item 10 is hereby incorporated by reference to our 2017 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required to be disclosed in Item 11 is hereby incorporated by reference to our 2017 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed in Item 12 is hereby incorporated by reference to our 2017 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed in Item 13 is hereby incorporated by reference to our 2017 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be disclosed in Item 14 is hereby incorporated by reference to our 2017 Proxy Statement.

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

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

(a)(3)    Exhibits.

Exhibit No.	Exhibit Description	Incorporated by Reference to SEC Filing
		Form	SEC Filing Date	Exhibit No.
	Articles of Incorporation and By-Laws

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1

3.2(a)	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.

3.2	By-Laws of pSivida Corp.	8-K	07/19/12	3.1

	Instruments Defining the Rights of Security Holders

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1

	Material Contracts—Management Contracts and Compensatory Plans

10.1	Employment Agreement between pSivida Corp. and Nancy Lurker, dated September 15, 2016	10-Q	11/08/16	10.1

10.2	Amended and Restated Performance-Based Restricted Stock Unit Award Agreement, dated December 21, 2016, by and between pSivida Corp. and Nancy Lurker	8-K	12/23/16	10.1

10.3	Nonstatutory Stock Option Inducement Award granted to Nancy Lurker, subject to shareholder approval, with effect from September 15, 2016	10-Q	11/08/16	10.3

10.4	Employment Agreement between pSivida Corp. and Deb Jorn, dated November 2, 2016	10-Q	11/08/16	10.4

10.5	Amended and Restated Performance-Based Restricted Stock Unit Award Agreement, dated December 21, 2016, by and between pSivida Corp. and Deb Jorn	8-K	12/23/16	10.2

10.6	Nonstatutory Stock Option granted to Deb Jorn on November 2, 2016	10-Q	11/08/16	10.6

10.7	Employment Agreement, between pSivida Corp and Leonard S. Ross, dated December 17, 2010	8-K	12/21/10	10.1

10.8	Option Amendment Agreement, between pSivida Corp. and Leonard S. Ross, dated December 17, 2010	8-K	12/21/10	10.2

10.9	Retention Bonus Letter, dated January 5, 2017, by and between pSivida Corp. and Leonard Ross	8-K	01/10/17	10.1

10.10(a)	Employment Agreement, between pSivida Corp. and Dario Paggiarino, dated July 7, 2016

10.11	Separation Agreement between pSivida Corp. and Paul Ashton, dated September 20, 2016	10-Q	11/08/16	10.7

10.12	Cooperation Agreement dated December 25, 2016, by and between pSivida Corp. and Lori Freedman	8-K	12/30/16	10.1

Exhibit No.	Exhibit Description	Incorporated by Reference to SEC Filing
		Form	SEC Filing Date	Exhibit No.

	Material Contracts—Management Contracts and Compensatory Plans (continued)

10.13	2008 Equity Incentive Plan, as amended on November 19, 2009	10-K	09/10/15	10.6

10.14 +	Form of Stock Option Certificate for grants to executive officers under the pSivida Corp. 2008 Incentive Plan	8-K	09/10/08	10.1

10.15	pSivida Corp. 2016 Long Term Incentive Plan, as amended	10-Q	02/09/17	4.1

10.16 +	Form of Indemnification Agreement between pSivida Corp. and its officers and directors	10-Q	11/08/16	10.8

10.17	pSivida Short Term Incentive Plan	8-K	06/27/17	10.1

10.18(a)	Form of Restricted Stock Unit Award for grants to executive officers under the pSivida Corp. 2016 Long Term Incentive Plan, as amended

10.19(a)	Form of Performance-Based Stock Unit Award for grants under the pSivida Corp. 2016 Long Term Incentive Plan, as amended

	Material Contracts—Leases

10.20	Lease Agreement between pSivida Corp. and Farley White Aetna Mills, LLC dated November 1, 2013	10-Q	11/13/13	10.1

	Material Contracts—License and Collaboration Agreements

10.21#	Amended and Restated License Agreement between Control Delivery Systems, Inc. and Bausch & Lomb Incorporated dated December 9, 2003, as amended on June 28, 2005	20-F	01/18/06	4.12

10.22#	Second Amendment to Amended and Restated License Agreement between pSivda US, Inc. and Bausch & Lomb dated August 1, 2009	10-K	09/25/09	10.13

10.23†(a)	Second Amended and Restated Collaboration Agreement by and between pSivida US Inc. and Alimera Sciences, Inc. dated July 10, 2017

10.24#	Amended and Restated Collaborative Research and License Agreement, dated as of June 14, 2011, by and among pSivida Corp, pSivida US, Inc., pSiMedica Limited and Pfizer, Inc.	10-K/A	12/27/11	10.13

10.25(a)	Agreement, dated April 11, 2017, by and between pSivida Corp., pSiMedica Limited and Pfizer, Inc.

	Material Contracts—Other Agreements

10.26	At Market Issuance Sales Agreement, dated February 8, 2017, by and between pSivida Corp. and FBR Capital Markets & Co.	8-K	02/08/17	10.1

Exhibit No.	Exhibit Description	Incorporated by Reference to SEC Filing
		Form	SEC Filing Date	Exhibit No.

Other Exhibits

21.1(a)	Subsidiaries of pSivida Corp.

23.1(a)	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP

31.1(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2(a)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1(a)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(a)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from pSivida Corp.’s Annual Report on Form 10-K for the year ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2017 and 2016; (ii) Consolidated Statements of Comprehensive (Loss) Income for the years ended June 30, 2017, 2016 and 2015; (iii) Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2017, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2017, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.

#	Confidential treatment has been granted for portions of this exhibit

†	Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the U.S. Securities and Exchange Commission.

+	The final versions of documents denoted as “form of” have been omitted pursuant to Rule 12b-31. Such final versions are substantially identical in all material respects to the filed versions of such documents, provided that the name of the investor, and the investor’s and/or the Company’s signatures are included in the final versions.

(a)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSIVIDA CORP.

By:	/s/ NANCY LURKER
Nancy Lurker
President and Chief Executive Officer

Date:	September 13, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/S/ DAVID J. MAZZO	Chairman of the Board of Directors	September 13, 2017
David J. Mazzo

/S/ NANCY LURKER Nancy Lurker	President, Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2017

/S/ LEONARD S. ROSS Leonard S. Ross	VP, Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)	September 13, 2017

/S/ DOUGLAS GODSHALL	Director	September 13, 2017
Douglas Godshall

/S/ MICHAEL ROGERS	Director	September 13, 2017
Michael Rogers

/S/ JAMES BARRY	Director	September 13, 2017
James Barry

/S/ JAY DUKER	Director	September 13, 2017
Jay Duker

/S/ KRISTINE PETERSON	Director	September 13, 2017
Kristine Peterson

PSIVIDA CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of pSivida Corp.

Watertown, Massachusetts

We have audited the accompanying consolidated balance sheets of pSivida Corp. and subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of pSivida Corp. and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended June 30, 2017 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s anticipated recurring use of cash to fund operations in combination with no probable source of additional capital raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

September 13, 2017

PSIVIDA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

	June 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$16,898	$15,313
Marketable securities	—	13,679
Accounts and other receivables	251	488
Prepaid expenses and other current assets	591	483

Total current assets	17,740	29,963
Property and equipment, net	313	290
Intangible assets, net	364	1,102
Other assets	110	114
Restricted cash	150	150

Total assets	$18,677	$31,619

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,016	$1,363
Accrued expenses	4,224	3,583
Deferred revenue	50	147

Total current liabilities	5,290	5,093
Deferred revenue, less current portion	—	5,585
Deferred rent	51	60

Total liabilities	5,341	10,738

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 120,000,000 and 60,000,000 shares authorized, 39,356,999 and 34,172,919 shares issued and outstanding, each at June 30, 2017 and 2016, respectively	39	34
Additional paid-in capital	323,284	312,208
Accumulated deficit	(310,820)	(292,213)
Accumulated other comprehensive income	833	852

Total stockholders’ equity	13,336	20,881

Total liabilities and stockholders’ equity	$18,677	$31,619

See notes to consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands except per share data)

	Year Ended June 30,
	2017	2016	2015
Revenues:
Collaborative research and development	$6,569	$398	$25,411
Royalty income	970	1,222	1,154

Total revenues	7,539	1,620	26,565

Operating expenses:
Research and development	14,880	14,381	12,088
General and administrative	11,235	9,013	8,056

Total operating expenses	26,115	23,394	20,144

Operating (loss) income	(18,576)	(21,774)	6,421
Interest and other income, net	91	72	22

(Loss) income before income taxes	(18,485)	(21,702)	6,443
Income tax benefit (expense)	—	155	(96)

Net (loss) income	$(18,485)	$(21,547)	$6,347

Net (loss) income per share:
Basic	$(0.52)	$(0.68)	$0.22

Diluted	$(0.52)	$(0.68)	$0.21

Weighted average common shares outstanding:
Basic	35,344	31,623	29,378

Diluted	35,344	31,623	30,584

Net (loss) income	$(18,485)	$(21,547)	$6,347

Other comprehensive (loss) income:
Foreign currency translation adjustments	(21)	(96)	(95)
Net unrealized gain (loss) on marketable securities	2	3	(4)

Other comprehensive loss	(19)	(93)	(99)

Comprehensive (loss) income	$(18,504)	$(21,640)	$6,248

See notes to consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value Amount
Balance at July 1, 2014	29,298,558	$29	$290,864	$(277,013)	$1,044	$14,924
Net income	—	—	—	6,347	—	6,347
Other comprehensive loss	—	—	—	—	(99)	(99)
Exercise of stock options	113,807	—	235	—	—	235
Stock-based compensation	—	—	1,961	—	—	1,961

Balance at June 30, 2015	29,412,365	29	293,060	(270,666)	945	23,368
Net loss	—	—	—	(21,547)	—	(21,547)
Other comprehensive loss	—	—	—	—	(93)	(93)
Issuance of stock, net of issue costs	4,440,000	5	16,495	—	—	16,500
Exercise of stock options	320,554	—	490	—	—	490
Stock-based compensation	—	—	2,163	—	—	2,163

Balance at June 30, 2016	34,172,919	34	312,208	(292,213)	852	20,881
Cumulative effect of change in accounting principle (Note 2)	—	—	122	(122)	—	—
Net loss	—	—	—	(18,485)	—	(18,485)
Other comprehensive loss	—	—	—	—	(19)	(19)
Issuance of stock, net of issue costs	5,100,000	5	8,399	—	—	8,404
Exercise of stock options	84,080	—	99	—	—	99
Stock-based compensation	—	—	2,456	—	—	2,456

Balance at June 30, 2017	39,356,999	$39	$323,284	$(310,820)	$833	$13,336

See notes to consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended June 30,
	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(18,485)	$(21,547)	$6,347
Adjustments to reconcile net (loss) income to cash flows (used in) provided by operating activities:
Amortization of intangible assets	724	756	770
Depreciation of property and equipment	91	152	112
Amortization of bond (discount) premium on marketable securities	(9)	87	98
Amortization of noncurrent portion of deferred revenue	(5,585)	—	—
Stock-based compensation	2,456	2,163	1,961
Changes in operating assets and liabilities:
Accounts and other receivables	219	116	(124)
Prepaid expenses and other current assets	(99)	187	(136)
Accounts payable	(346)	626	292
Accrued expenses	650	1,036	1,053
Deferred revenue	(97)	103	(94)
Deferred rent	(9)	5	18

Net cash (used in) provided by operating activities	(20,490)	(16,316)	10,297

Cash flows from investing activities:
Purchases of marketable securities	(5,052)	(17,517)	(10,222)
Maturities of marketable securities	18,743	13,168	3,650
Purchases of property and equipment	(147)	(113)	(161)
Proceeds from sale of property and equipment	33	—	—

Net cash provided by (used in) investing activities	13,577	(4,462)	(6,733)

Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	8,404	16,500	—
Proceeds from exercise of stock options	99	490	235

Net cash provided by financing activities	8,503	16,990	235

Effect of foreign exchange rate changes on cash and cash equivalents	(5)	(20)	(12)

Net increase (decrease) in cash and cash equivalents	1,585	(3,808)	3,787
Cash and cash equivalents at beginning of year	15,313	19,121	15,334

Cash and cash equivalents at end of year	$16,898	$15,313	$19,121

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$4	$263

See notes to consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Operations

pSivida Corp. (together with its subsidiaries, the “Company”), incorporated in Delaware, develops sustained-release drug delivery products primarily for the treatment of chronic eye diseases. The Company’s approved products and product candidates deliver drugs at a controlled and steady rate for months or years. The Company has developed three of only four sustained-release products approved by the U.S. Food and Drug Administration (“FDA”) for treatment of back-of-the-eye diseases. Durasert™ three-year non-erodible fluocinolone acetonide (“FA”) insert for posterior segment uveitis (“Durasert three-year uveitis”) (formerly known as Medidur), the Company’s lead product candidate, is in pivotal Phase 3 clinical trials, and ILUVIEN® for diabetic macular edema (“DME”), the Company’s lead licensed product, is sold directly in the U.S. and three European Union (“EU”) countries. Retisert®, an earlier generation product approved in 2005 by the FDA for the treatment of posterior segment uveitis, is sold in the U.S. by Bausch & Lomb Incorporated (“Bausch & Lomb”). The Company’s development programs are focused primarily on developing sustained release products that utilize its Durasert technology platform to deliver approved drugs to treat chronic diseases. The Company’s strategy includes developing products independently while continuing to leverage its technology platforms through collaborations and license agreements.

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

Both Phase 3 clinical trials investigating Durasert three-year uveitis met their primary efficacy endpoint of prevention of recurrence of disease through six months with statistical significance (p < 0.001, intent to treat analysis) and with safety data consistent with the known effects of ocular corticosteroid use. The same statistical significance for efficacy and encouraging safety results was maintained through 12 months of follow-up for the first Phase 3 clinical trial and read-out at 12 months of follow-up for the second Phase 3 trial is expected in the first half of calendar 2018. The Company plans to file a new drug application (“NDA”) with the FDA in late December 2017 or early January 2018.

ILUVIEN® is an injectable, sustained-release micro-insert that provides three years of treatment of DME from a single injection. ILUVIEN is based on the same technology as the Durasert three-year uveitis insert and delivers the same corticosteroid, FA. ILUVIEN was developed in collaboration with, and is licensed to and sold by Alimera Sciences, Inc. (“Alimera”). ILUVIEN has been sold directly in the United Kingdom (“U.K.”) and Germany since 2013 and in the U.S. and Portugal since 2015, and also has marketing approvals in 14 other European countries. Alimera has sublicensed distribution, regulatory and reimbursement matters for ILUVIEN in Australia and New Zealand, Canada, Italy, Spain, France and numerous countries in in the Middle East.

The Company’s development programs are focused primarily on developing sustained release drug products using its proven Durasert technology platform to deliver small molecule drugs to treat uveitis, wet age-related macular degeneration (“AMD”), glaucoma, osteoarthritis and other diseases. A sustained release, surgical implant delivering a corticosteroid to treat pain associated with severe knee osteoarthritis (“OA”) that was jointly developed by the Company and Hospital for Special Surgery is currently being evaluated in an investigator-sponsored safety and tolerability study.

The Company has financed its operations primarily from sales of equity securities and the receipt of license fees, milestone payments, research and development funding and royalty income from its collaboration partners. The Company has a history of operating losses and, to date, has not had significant recurring cash inflows from revenue. The Company’s anticipated recurring use of cash to fund operations in combination with no probable source of additional capital raises substantial doubt about its ability to continue as a going concern for one year from the issuance of its financial statements. The Company believes that its cash and cash equivalents of $16.9 million at June 30, 2017 and expected proceeds from existing collaboration agreements will enable the Company to maintain its current and planned operations (including its two Durasert three-year uveitis Phase 3 clinical trials) through approximately the first quarter of calendar year 2018. In order to extend the Company’s ability to fund its operations beyond then, including its planned commercial launch of Durasert three-year uveitis in the U.S. if approved by the FDA, management’s plans include accessing additional equity financing from the sale of its common stock through an underwritten public offering, its at-the-market (“ATM”) program or other financing transactions and/or, as applicable, reducing or deferring operating expenses. The timing and extent of the Company’s implementation of these plans is expected to depend on the amount and timing of cash receipts from existing or any future collaboration or other agreements and/or proceeds from any financing transactions. There is no assurance that the Company will receive significant revenues from the commercialization of ILUVIEN or financing from any other sources.

2.	Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are presented in U.S. dollars in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the accounts of pSivida Corp. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company’s fiscal year ends on June 30 of each year. The years ended June 30, 2017, 2016 and 2015 may be referred to herein as fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the consolidated financial statements and the reported amounts and disclosure of revenues and expenses during the reporting periods. Significant management estimates and assumptions include, among others, those related to revenue recognition for multiple-deliverable arrangements, recognition of expense in outsourced clinical trial agreements, realization of deferred tax assets and the valuation of stock option and other equity awards. Actual results could differ from these estimates.

Foreign Currency

The functional currency of the Company and each of its subsidiaries is the currency of the primary economic environment in which that entity operates - the U.S. dollar or the Pound Sterling.

Assets and liabilities of the Company’s foreign subsidiary are translated at period-end exchange rates. Amounts included in the statements of comprehensive (loss) income and cash flows are translated at the weighted average exchange rates for the period. Gains and losses from currency translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity in the consolidated balance sheets. The balance of accumulated other comprehensive income attributable to foreign currency translation was $833,000 at June 30, 2017 and $854,000 at June 30, 2016. Foreign currency gains or losses arising from transactions denominated in foreign currencies, whether realized or unrealized, are recorded in interest and other income, net in the consolidated statements of comprehensive (loss) income and were not significant for all periods presented.

Cash Equivalents

Cash equivalents represent highly liquid investments with maturities of three months or less at the date of purchase, principally consisting of institutional money market funds.

Marketable Securities

Marketable securities consist of investments with an original or remaining maturity of greater than three months at the date of purchase. The Company has classified its marketable securities as available-for-sale. Accordingly, the Company records these investments at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, in accumulated other comprehensive income, which is a component of stockholders’ equity. If the Company determines that a decline of any investment is other-than-temporary, the investment is written down to fair value. As of June 30, 2017 and 2016, there were no investments in a significant unrealized loss position. The fair value of marketable securities is determined based on quoted market prices at the balance sheet date of the same or similar instruments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts through to the earlier of sale or maturity. Such amortization and accretion amounts are included in interest and other income, net in the consolidated statements of comprehensive (loss) income. The cost of marketable securities sold is determined by the specific identification method.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. At June 30, 2017, a total of $13.5 million, representing all of the Company’s interest-bearing cash equivalent balances, were concentrated in one U.S. Government institutional money market fund that has investments consisting primarily of U.S. Government Agency debt, U.S. Treasury Repurchase Agreements and U.S. Government Agency Repurchase Agreements. Generally, these deposits may be redeemed upon demand and, therefore, the Company believes they have minimal risk. The Company had no marketable security investments at June 30, 2017. Marketable securities at June 30, 2016 consisted of investment-grade corporate bonds and commercial paper. The Company’s investment policy, approved by the Board of Directors, includes guidelines relative to diversification and maturities designed to preserve principal and liquidity.

Revenues from Alimera accounted for $659,000, or 9% of total revenues in fiscal 2017, $233,000, or 14% of total revenues in fiscal 2016 and $25.1 million, or 95% of total revenues in fiscal 2015. Revenues from Pfizer accounted for $5.6 million, or 74% of total revenues in fiscal 2017 and were inconsequential in each of fiscal 2016 and fiscal 2015. Revenues from Bausch & Lomb accounted for $984,000, or 13% of total revenues in fiscal 2017, $1.3 million, or 77% of total revenues in fiscal 2016 and $1.2 million, or 5% of total revenues in fiscal 2015. Revenues from feasibility study agreements accounted for $211,000, or 3%, of total revenues in fiscal 2017 and were inconsequential in each of fiscal 2016 and fiscal 2015.

Accounts receivable from Bausch & Lomb accounted for $246,000, or 98%, of total accounts receivable at June 30, 2017 and $288,000, or 59%, of total accounts receivable at June 30, 2016.

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

Impairment of Intangible Assets

The Company’s finite life intangible assets include its acquired Durasert and Tethadur patented technologies, which are being amortized on a straight-line basis over twelve years and will be fully amortized as of December 31, 2017. The intangible asset lives were determined based upon the anticipated period that the Company will derive future cash flows from the intangible assets, considering the effects of legal, regulatory, contractual, competitive and other economic factors. The Company continually monitors whether events or circumstances have occurred that indicate that the remaining estimated useful life of its intangible assets may warrant revision. The Company assesses potential impairments to its intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the future undiscounted net cash flows expected to result from the use of an asset are less than its carrying value. If the Company considers an asset to be impaired, the impairment charge to be recognized is measured by the amount by which the carrying value of the asset exceeds its estimated fair value.

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

Stock-Based Compensation

The Company may award stock options and other equity-based instruments to its employees, directors and consultants pursuant to stockholder-approved plans. In the fourth quarter of fiscal 2017, the Company early adopted ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, pursuant to which it elected to account for forfeitures as they occur. Prior to the adoption of ASU 2016-09, the Company recognized compensation expense for only the portion of share-based payment awards that were expected to vest. Based on historical trends, the Company applied estimated forfeiture rates to determine the number of awards that were expected to vest. Additional expense was recorded if the actual forfeiture rate for each tranche of option grants was lower than estimated, and a recovery of prior expense was recorded if the actual forfeiture rate was higher than estimated.

Compensation cost related to such share-based payment awards is based on the fair value of the instrument on the grant date and is recognized on a graded vesting basis over the requisite service period for each separately vesting tranche of the awards.

The Company may also grant share-based payment awards that are subject to objectively measurable performance and service criteria. Compensation expense for performance-based awards begins at such time as it becomes probable that the respective performance conditions will be achieved. The Company continues to recognize the grant date fair value of performance-based awards through the vesting date of the respective awards so long as it remains probable that the related performance conditions will be satisfied.

The Company estimates the fair value of stock option awards using the Black-Scholes option valuation model and the fair value of restricted stock units based on the observed grant date fair value of the underlying common stock.

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

The following table reconciles the number of shares used to compute basic and diluted net (loss) income per share:

	Year Ended June 30,
	2017	2016	2015
Number of common shares – basic	35,343,765	31,623,473	29,378,250
Effect of dilutive securities:
Stock options	—	—	956,441
Warrants	—	—	249,449

Number of common shares – diluted	35,343,765	31,623,473	30,584,140

Potential common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	Year Ended June 30,
	2017	2016	2015
Options outstanding	6,895,685	4,981,421	2,010,793
Warrants outstanding	623,605	623,605	552,500
Restricted stock units outstanding	948,500	—	—
Performance stock units outstanding	210,000	—	—

	8,677,790	5,605,026	2,563,293

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 intends to simplify various aspects of how share-based payments are accounted for and presented in the financial statements. The main provisions include: all tax effects related to stock awards will now be recorded through the statement of operations instead of through equity, all tax-related cash flows resulting from stock awards will be reported as operating activities on the cash flow statement, and entities can make an accounting policy election to either estimate forfeitures or account for forfeitures as they occur. The amendments in ASU 2016-09 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and may be applied prospectively with earlier adoption permitted. The Company elected to early adopt ASU 2016-19 in the fourth quarter of fiscal 2017, which required any adjustments to be recorded as of the beginning of fiscal 2017. As a result, the Company recorded an adjustment of $122,000 to accumulated deficit and additional paid-in capital as of July 1, 2016. The election by the Company under ASU 2016-09 to account for forfeitures as they occur also resulted in additional stock-based compensation expense of $23,000 for the fourth quarter of fiscal 2017.

3.	License and Collaboration Agreements

Alimera

Under a collaboration agreement with Alimera, as amended in March 2008 (the “Prior Alimera Agreement”), the Company licensed to Alimera the rights to develop, market and sell certain product candidates, including ILUVIEN, and Alimera assumed all financial responsibility for the development of licensed products. In addition, the Company was entitled to receive 20% of any net profits (as defined) on sales of each licensed product (including ILUVIEN) by Alimera, measured on a quarter-by-quarter and country-by-country basis. Alimera could recover 20% of previously incurred and unapplied net losses (as defined) for commercialization of each product in a country, but only by an offset of up to 4% of the net profits earned in that country each quarter, reducing the Company’s net profit share to 16% in each country until those net losses are recouped. In the event that Alimera sublicensed commercialization in any country, the Company was entitled to 20% of royalties and 33% of non-royalty consideration received by Alimera, less certain permitted deductions. The Company is also entitled to reimbursement of certain patent maintenance costs with respect to the patents licensed to Alimera.

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

Revenue under the Prior Alimera Agreement totaled $659,000 for fiscal 2017, $233,000 for fiscal 2016 and $25.1 million for fiscal 2015. These revenues included (i) $585,000 of net profit share earned in fiscal 2017, of which $136,000 was recognized in connection with an arbitration settlement (see Note 14); (ii) $157,000 of non-royalty sublicense consideration earned in fiscal 2016; and (iii) a $25.0 million milestone earned as a result of the FDA approval of ILUVIEN in the first quarter of fiscal 2015.The remainder of Alimera revenues in each year consisted principally of patent fee reimbursements.

On July 10, 2017, the Company entered into a further amended and restated collaboration agreement (the “Amended Alimera Agreement), pursuant to which the Company (i) licensed its Durasert three-year uveitis product candidate to Alimera for Europe, the Middle East and Africa (“EMEA”) and (ii) converted the net profit share arrangement for each licensed product (including ILUVIEN) to a sales-based royalty on a calendar quarter basis commencing July 1, 2017, with payments from Alimera due 60 days following the end of each quarter.

Sales-based royalties start at the rate of 2%. Commencing January 1, 2019 (or earlier under certain circumstances), the sales-based royalty will increase to 6% on aggregate calendar year net sales up to $75 million and to 8% on any calendar years sales in excess of $75 million. Alimera’s share of contingently recoverable accumulated ILUVIEN commercialization losses under the original net profit share arrangement, capped at $25 million, are to be reduced as follows: (i) $10.0 million was cancelled in lieu of an upfront license fee on the effective date of the Amended Alimera Agreement; (ii) for calendar years 2019 and 2020, 50% of earned sales-based royalties in excess of 2% will be offset against the quarterly royalty payments otherwise due from Alimera; (iii) on January 1, 2020, another $5 million will be cancelled, provided, however, that such date of cancellation may be extended under certain circumstances related to Alimera’s regulatory approval process for ILUVIEN for posterior uveitis, with such extension, if any, subject to mutual agreement by the parties; and (iv) commencing in calendar year 2021, 20% of earned sales-based royalties in excess of 2% will be offset against the quarterly royalty payments due from Alimera until such time as the balance of the original $25 million of recoverable commercialization losses has been fully recouped.

The Company has withdrawn its previously filed EU marketing approval application (“MAA”) and its orphan drug designation for posterior uveitis, and Alimera will be responsible for filing a Type II variation for ILUVIEN for the treatment of posterior segment uveitis in the 17 countries in the EU where ILUVIEN is currently approved for the treatment of DME. Delays by Alimera in filing Type II variations in designated EU countries may, under certain circumstances, result in quarterly financial penalty payments by Alimera to the Company.

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

The estimated selling price of the combined deliverables under the Restated Pfizer Agreement of $6.7 million was partially recognized as collaborative research and development revenue over the expected performance period using the proportional performance method with costs associated with developing the Latanoprost Product reflected in operating expenses in the period in which they were incurred. No collaborative research and development revenue was recorded during each of fiscal 2016 and fiscal 2015.

On October 25, 2016, the Company notified Pfizer that it had discontinued development of the Latanoprost Product, which provided Pfizer a 60-day option to acquire a worldwide license in return for a $10.0 million payment and potential sales-based royalties and development, regulatory and sales performance milestone payments. Pfizer did not exercise its option and the Restated Pfizer Agreement automatically terminated on December 26, 2016. The remaining deferred revenue balance of $5.6 million was recognized as revenue in the three-month period ended December 31, 2016. Provided that the Company did not conduct any research and development of the Latanoprost Product through calendar 2017, the Company would retain the right thereafter to develop and commercialize the Latanoprost Product on its own or with a partner. By letter agreement effective as of April 11, 2017, Pfizer officially waived that restriction.

Pfizer owned approximately 4.7% of the Company’s outstanding shares at June 30, 2017.

Bausch & Lomb

Pursuant to a licensing and development agreement, as amended, Bausch & Lomb has a worldwide exclusive license to make and sell Retisert in return for royalties based on sales. Royalty income totaled $970,000 in fiscal 2017 and approximately $1.2 million in each of fiscal 2016 and fiscal 2015. Accounts receivable from Bausch & Lomb totaled $246,000 at June 30, 2017 and $288,000 at June 30, 2016.

OncoSil Medical

The Company entered into an exclusive, worldwide royalty-bearing license agreement in December 2012, amended and restated in March 2013, with OncoSil Medical UK Limited (f/k/a Enigma Therapeutics Limited), a wholly-owned subsidiary of OncoSil Medical Ltd (“OncoSil”) for the development of BrachySil, the Company’s previously developed product candidate for the treatment of pancreatic and other types of cancer. The Company received an upfront fee of $100,000 and is entitled to 8% sales-based royalties, 20% of sublicense consideration and milestone payments based on aggregate product sales. OncoSil is obligated to pay an annual license maintenance fee of $100,000 by the end of each calendar year, the most recent of which was received in December 2016. For each calendar year commencing with 2014, the Company is entitled to receive reimbursement of any patent maintenance costs, sales-based royalties and sub-licensee sales-based royalties earned, but only to the extent such amounts, in the aggregate, exceed the $100,000 annual license maintenance fee. The Company has no consequential performance obligations under the OncoSil license agreement, and, accordingly, any amounts to which the Company is entitled under the agreement are recognized as revenue on the earlier of receipt or when collectability is reasonably assured. Revenue related to the Enigma agreement totaled $100,000 in each of fiscal 2017, fiscal 2016 and fiscal 2015. At June 30, 2017, no deferred revenue was recorded for this agreement.

Evaluation Agreements

The Company from time to time enters into funded agreements to evaluate the potential use of its Durasert technology system for sustained release of third party drug candidates in the treatment of various diseases. Consideration received is generally recognized as revenue over the term of the feasibility study agreement. Revenue recognition for consideration, if any, related to a license option right is assessed based on the terms of any such future license agreement or is otherwise recognized at the completion of the feasibility study agreement. Revenues under feasibility study agreements totaled $211,000 in fiscal 2017, $33,000 in fiscal 2016 and $144,000 in fiscal 2015.

4.	Intangible Assets

The reconciliation of intangible assets for the years ended June 30, 2017 and 2016 was as follows (in thousands):

	June 30,
	2017	2016
Patented technologies
Gross carrying amount at beginning of year	$36,196	$39,710
Foreign currency translation adjustments	(586)	(3,514)

Gross carrying amount at end of year	35,610	36,196

Accumulated amortization at beginning of year	(35,094)	(37,785)
Amortization expense	(724)	(756)
Foreign currency translation adjustments	572	3,447

Accumulated amortization at end of year	(35,246)	(35,094)

Net book value at end of year	$364	$1,102

The net book value of the Company’s intangible assets at June 30, 2017 and 2016 is summarized as follows (in thousands):

	June 30,		Estimated Remaining Useful Life at June 30, 2017
	2017	2016	(Years)
Patented technologies
Durasert	$265	$795	0.5
Tethadur	99	307	0.5

	$364	$1,102

The Company amortizes its intangible assets with finite lives on a straight-line basis over their respective estimated useful lives. Amortization expense for intangible assets totaled $724,000 in fiscal 2017, $756,000 in fiscal 2016 and $770,000 in fiscal 2015. The carrying value of intangible assets at June 30, 2017 of $364,000 is expected to be amortized on a straight-line basis during the six months ending December 31, 2017.

5.	Marketable Securities

The Company had no marketable securities at June 30, 2017. The amortized cost, unrealized loss and fair value of the Company’s available-for-sale marketable securities at June 30, 2016 were as follows (in thousands):

	June 30, 2016
	Amortized Cost	Unrealized Loss	Fair Value
Corporate bonds	$5,999	$(2)	$5,997
Commercial paper	7,682	—	7,682

	$13,681	$(2)	$13,679

During fiscal 2017, $5.1 million of marketable securities were purchased and $18.7 million matured.

6.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,
	2017	2016
Property and equipment	$698	$1,777
Leasehold improvements	101	206

Gross property and equipment	799	1,983
Accumulated depreciation and amortization	(486)	(1,693)

	$313	$290

Depreciation expense was $91,000 in fiscal 2017, $152,000 in fiscal 2016 and $112,000 in fiscal 2015.

7.	Fair Value Measurements

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

The following table summarizes the Company’s assets carried at fair value measured on a recurring basis at June 30, 2017 and 2016 by valuation hierarchy (in thousands):

	June 30, 2017
Description	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$13,521	$13,521	$—	$—

	$13,521	$13,521	$—	$—

	June 30, 2016
Description	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$13,856	$12,957	$899	$—
Marketable securities:
Corporate bonds	5,997	4,596	1,401	—
Commercial paper	7,682	—	7,682	—

	$27,535	$17,553	$9,982	$—

8.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,
	2017	2016
Clinical trial costs	$1,984	$1,678
Personnel costs	1,632	1,314
Professional fees	590	535
Other	18	56

	$4,224	$3,583

In January 2017, the Company entered into retention bonus agreements with five employees. Under these agreements, subject to continuing employment (a) cash payments totaling $320,000 will be made on December 22, 2017 and (b) restricted stock units (RSUs) of an equal value will be granted at that date with a one-year vesting period. Included in personnel costs in the above table is $160,000, representing a pro rata accrual of the cash bonus component through June 30, 2017.

9.	Restructuring

In July 2016, the Company announced its plan to consolidate all research and development activities in its U.S. facility. Following employee consultations under local U.K. law, the Company determined to close its U.K. research facility and terminated the employment of its U.K. employees. The U.K. facility lease, set to expire on August 31, 2016, was extended through November 30, 2016 to facilitate an orderly transition and the required restoration of the premises. A summary reconciliation of the restructuring costs is as follows (in thousands):

	Balance at June 30, 2016	Charged to Expense	Payments	Balance at June 30, 2017
Termination benefits	$118	$273	$(391)	$—
Facility closure	40	73	(113)	—
Other	29	126	(155)	—

	$187	$472	$(659)	$—

The Company recorded approximately $472,000 of restructuring costs during fiscal 2017 to research and development expense. These costs consisted of (i) $273,000 of additional employee severance for discretionary termination benefits upon notification of the affected employees in accordance with ASC 420, Exit or Disposal Cost Obligations; and (ii) $199,000 of professional fees, travel and lease extension costs.

In addition, for the first quarter of fiscal 2017, the Company recorded $99,000 of non-cash stock-based compensation expense in connection with the extension, through June 30, 2017, of the exercise period for all vested stock options held by the U.K. employees at July 31, 2016 and a $133,000 credit to stock-based compensation expense to account for forfeitures of all non-vested stock options at that date.

The Company paid all of the restructuring costs associated with the plan of consolidation as of March 31, 2017.

10.	Stockholders’ Equity

Sales of Common Stock

In February 2017, the Company entered into an ATM program pursuant to which, under its Form S-3 shelf registration statement, the Company may, at its option, offer and sell shares of its common stock from time to time for an aggregate offering price of up to $20.0 million. The Company will pay the sales agent a commission of up to 3.0% of the gross proceeds from the sale of such shares. The Company incurred approximately $223,000 of legal, accounting and other costs to establish and activate the ATM program. The Company’s ability to sell shares under the ATM program is subject to Australian Securities Exchange (the “ASX”) listing rules, as defined, limiting the number of shares the Company may issue in any 12-month period without stockholder approval, as well as other applicable rules and regulations of the ASX and NASDAQ Global Market.

During the period from March 2017 through May 9, 2017, the Company sold 5,100,000 shares of common stock under the ATM program (“ATM Shares Sold”) at a weighted average price of $1.74 per share for gross proceeds of approximately $8.9 million. At a special meeting of stockholders held on June 27, 2017, the Company’s stockholders ratified the ATM Shares Sold, thereby refreshing the Company’s capacity to issue shares of common stock without prior stockholder approval under the ASX listing rules. In addition, the stockholders approved the adoption of an amendment to the Company’s Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 60,000,000 shares to 120,000,000 shares.

During July 2017, the Company sold an additional 15,587 shares of common stock under the ATM program at a weighted average price of $1.40 per share for gross proceeds of $22,000.

In January 2016, the Company sold 4,440,000 shares of its common stock in an underwritten public offering at a price of $4.00 per share for gross proceeds of $17.8 million. Underwriter discounts and commissions and other share issue costs totaled approximately $1.3 million.

Warrants to Purchase Common Shares

The following table provides a reconciliation of warrants to purchase common stock for the years ended June 30, 2017 and 2016:

	Year Ended June 30,
	2017		2016
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	623,605	$2.50	1,176,105	$3.67
Expired	—	—	(552,500)	5.00

Balance and exercisable at end of year	623,605	$2.50	623,605	$2.50

At August 7, 2017, all of these warrants expired unexercised.

11.	Stock-Based Compensation

2016 Long Term Incentive Plan

The Company’s shareholders approved the adoption of the 2016 Incentive Plan on December 12, 2016 (the Adoption Date”), which was previously approved by the Board of Directors on October 3, 2016 and subsequently amended by the Compensation Committee of the Board of Directors on February 3, 2017 to change the name of the plan to the 2016 Long Term Incentive Plan (the “2016 Plan”). The 2016 Plan provides for the issuance of stock options and other awards to employees and directors of, and consultants and advisors to, the Company. The 2016 Plan provides for the issuance of up to 3,000,000 shares of common stock reserved for issuance under the 2016 Plan plus (i) 336,741 shares of common stock that were previously available for grant under the pSivida Corp. 2008 Incentive Plan, as amended (the “2008 Plan”) at the Adoption Date and (ii) any additional shares of common stock that would otherwise become available for grant under the 2008 Plan as a result of subsequent termination or forfeiture of awards under the 2008 Plan following the Adoption Date.

On June 27, 2017, a total of 482,000 stock options were granted to employees at an exercise price of $1.77 per share, the closing price of the Company’s common stock at that date, with ratable annual vesting over 3 years and a 10-year term. In addition, on the same date the Company issued (i) 248,500 Restricted Stock Units (“RSUs”) to employees with ratable annual vesting over 3 years and (ii) 210,000 Performance Stock Units (“PSUs”) to certain employees. The performance conditions associated with the PSU awards are as follows: (a) for one third of the PSUs, upon an FDA acceptance of the Company’s NDA submission of Durasert three-year uveitis for review on or before March 31, 2018 and (b) for two-thirds of the PSUs, upon an FDA approval of Durasert three-year uveitis on or before March 31, 2019. For each performance criteria that is achieved, 50% of the underlying stock units that are associated with that performance condition will vest at the achievement date and 50% will vest on the first anniversary of such date. No stock-based compensation was recorded in fiscal 2017 in connection with the PSUs.

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

The key assumptions used to apply the option pricing model for options granted under the 2016 Plan during the year ended June 30, 2017 were as follows:

2017
Option life (in years)	6.0
Stock volatility	70.9%
Risk-free interest rate	1.94%
Expected dividends	0.0%

The grant date fair value of the option grants was $1.13 per share. At June 30, 2017, all of the stock options granted were outstanding and had no intrinsic value.

At June 30, 2017, a total of 3,903,447 shares of common stock were authorized for issuance under the 2016 Plan, of which 2,962,947 shares were available for new awards.

2008 Incentive Plan

The 2008 Plan provides for the issuance of stock options and other stock awards to directors, employees and consultants. As of December 12, 2016, which was the effective date of the 2016 Plan, there were 336,741 shares available for grant of future awards under the 2008 Plan, which were carried over to the 2016 Plan. Effective as of such date, the Compensation Committee terminated the 2008 Plan in all respects, other than with respect to previously-granted awards, and no additional stock options and other stock awards will be issued under the 2008 Plan. Subsequent to December 12, 2016 and through June 30, 2017, an additional 566,706 stock options under the 2008 Plan were forfeited and became available for grant under the 2016 Plan.

Options to purchase a total of 1,535,000 shares were granted during fiscal 2017 at exercise prices equal to the closing market price of the Company’s common stock on NASDAQ on the respective option grant dates. Of this total, the Company granted 1,405,300 options to employees with ratable annual vesting over 4 years, 90,000 options to non-executive directors with 1-year cliff vesting and 40,000 options to a newly appointed non-executive director with ratable vesting over 3 years. All option grants have a 10-year term.

The key assumptions used to apply the option pricing model for options granted under the 2008 Plan during the years ended June 30, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Option life (in years)	5.50 - 6.25	5.50 - 6.25	5.50 - 6.25
Stock volatility	70% - 72%	76% - 80%	79% - 93%
Risk-free interest rate	1.23% - 2.08%	1.47% - 1.97%	1.70% - 2.00%
Expected dividends	0.0%	0.0%	0.0%

The following table summarizes information about stock options under the 2008 Plan for the years ended June 30, 2017, 2016 and 2015 (in thousands except per share amounts):

	2017	2016	2015
Weighted-average grant date fair value per share	$1.95	$2.74	$3.33
Total cash received from exercise of stock options	99	490	235
Total intrinsic value of stock options exercised	53	967	257

The following table provides a reconciliation of stock option activity under the 2008 Plan for fiscal 2017:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at July 1, 2016	4,981,421	$3.60
Granted	1,535,300	3.24
Exercised	(84,080)	1.18
Forfeited	(868,956)	3.95

Outstanding at June 30, 2017	5,563,685	$3.48	4.64	$128

Outstanding at June 30, 2017—vested or unvested and expected to vest	5,442,815	$3.47	4.56	$128

Exercisable at June 30, 2017	3,716,651	$3.50	2.62	$128

Inducement Option Grant

In connection with the September 15, 2016 hire of the Company’s President and CEO, the Company granted, as an inducement award, 850,000 options to purchase common stock with ratable annual vesting over 4 years, an exercise price of $3.63 per share and a 10-year term. Although the stock options were not awarded under the 2008 Plan, the stock options are subject to and governed by the terms and conditions of the 2008 Plan. The grant date fair value of $0.84 per share, measured at the Adoption Date, was determined based upon assumptions of an option life of 6.25 years, historical stock volatility of 70%, a risk-free interest rate of 2.13% and expected dividends of 0%.

Restricted Stock Units

During the year ended June 30, 2017, the Company issued 700,000 market-based Restricted Stock Units (“market-based RSUs”) to two employees, which included 500,000 as an inducement grant to the Company’s President and CEO and 200,000 issued under the 2008 Plan. The market-based RSUs vest based upon a relative percentile rank of the 3-year change in the closing price of the Company’s common stock compared to that of the companies that make up the NASDAQ Biotechnology Index (“NBI”). The Company estimated the fair value of the market-based RSUs using a Monte Carlo valuation model on the respective dates of grant, using the following key assumptions:

2017
Grant date stock price	$1.91 - $3.63
Stock volatility	50% - 60%
Risk-free interest rate	0.87% - 0.98%
Expected dividends	0.0%

The weighted-average grant date fair value of the market-based RSUs was $1.35 per share.

Stock-Based Compensation Expense

The Company’s statements of comprehensive (loss) income included total compensation expense from stock-based payment awards as follows (in thousands):

	Year Ended June 30,
	2017	2016	2015
Compensation expense included in:
Research and development	$1,109	$702	$676
General and administrative	1,347	1,461	1,285

	$2,456	$2,163	$1,961

In connection with termination benefits provided to the Company’s former Chief Executive Officer, the vesting of certain options was accelerated in accordance with the terms of the options, the exercise period for all vested options was extended through September 14, 2017, and all remaining non-vested options were forfeited. Additionally, in connection with the U.K. restructuring, the exercise period of all vested options held by the former U.K. employees was extended through June 30, 2017 and all non-vested options were forfeited. These option modifications and forfeitures were accounted for in the quarter ended September 30, 2016, the net effect of which resulted in an approximate $274,000 increase of stock-based compensation expense included in general and administrative expense and an approximate $35,000 reduction of stock-based compensation expense included in research and development expense for the year ended June 30, 2017 in the table above.

In connection with termination benefits provided to the Company’s former Vice President, Corporate Affairs and General Counsel, the vesting of certain options was accelerated in accordance with the terms of the options, the exercise period for all vested options was extended through June 28, 2018 and all remaining non-vested options were forfeited. The option modification and forfeitures were accounted for in the quarter ended December 31, 2016, the net effect of which resulted in an approximate $104,000 reduction of stock-based compensation expense included in general and administrative expense for the year ended June 30, 2017 in the table above.

At June 30, 2017, there was approximately $4.2 million of unrecognized compensation expense related to outstanding stock options under the 2008 Plan, the inducement stock option grant to the Company’s President and CEO, the market-based RSU awards and the stock options, RSU awards and PSU awards issued under the 2016 Plan, which is expected to be recognized as expense over a weighted-average period of approximately 2.04 years.

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

The Company contributed a total of $193,000 for fiscal 2017, $209,000 for fiscal 2016 and $187,000 for fiscal 2015 in connection with these retirement plans.

13. Income Taxes

The components of income tax (benefit) expense are as follows (in thousands):

	Year Ended June 30,
	2017	2016	2015
U.S. operations:
Current income tax expense	$—	$4	$263
Deferred income tax benefit	—	—	—

	—	4	263

Non-U.S. operations:
Current income tax benefit	—	(159)	(167)
Deferred income tax benefit	—	—	—

	—	(159)	(167)

Income tax (benefit) expense	$—	$(155)	$96

The significant components of domestic income tax expense for the fiscal year ended June 30, 2015 included a provision for current income tax expense of $2.8 million, less a tax benefit of operating loss carry forwards of $2.5 million, resulting in a net domestic income tax expense of $263,000, which represented federal alternative minimum tax based on taxable income for the tax year ended December 31, 2014. During the fiscal years ended June 30, 2016 and 2015, the Company also recognized a current income tax benefit of $159,000 and $167,000, respectively, related to foreign research and development tax credits earned by its U.K. subsidiary.

The components of (loss) income before income taxes are as follows (in thousands):

	Year Ended June 30,
	2017	2016	2015
U.S. operations	$(17,566)	$(19,780)	$8,120
Non-U.S. operations	(919)	(1,922)	(1,677)

(Loss) income before income taxes	$(18,485)	$(21,702)	$6,443

The difference between the Company’s expected income tax (benefit) expense, as computed by applying the statutory U.S. federal tax rate of 34% to (loss) income before income taxes, and actual income tax (benefit) expense is reconciled in the following table (in thousands):

	Year Ended June 30,
	2017	2016	2015
Income tax (benefit) expense at statutory rate	$(6,284)	$(7,379)	$2,191
State income taxes, net of federal benefit	(928)	(1,044)	435
Non-U.S. income tax rate differential	(121)	778	137
Research and development tax credits	(242)	(397)	(313)
Capital loss expiration	—	—	511
Permanent items	(9)	216	236
Changes in valuation allowance	7,489	6,789	(3,572)
Other, net	95	882	471

Income tax (benefit) expense	$—	$(155)	$96

The significant components of deferred income taxes are as follows (in thousands):

	June 30,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$39,439	$31,299
Deferred revenue	20	2,198
Stock-based compensation	5,107	4,111
Tax credits	1,727	1,484
Other	186	141

Total deferred tax assets	46,479	39,233

Deferred tax liabilities:
Intangible assets	123	367

Deferred tax assets, net	46,356	38,866
Valuation allowance	46,356	38,866

Total deferred tax liability	$—	$—

The valuation allowance generally reflects limitations on the Company’s ability to use the tax attributes and reduce the value of such attributes to the more-likely-than-not realizable amount. Management assessed the available positive and negative evidence to estimate if sufficient taxable income will be generated to use the existing net deferred tax assets. Based on a weighting of the objectively verifiable negative evidence in the form of cumulative operating losses over the three-year period ended June 30, 2017, management believes that it is not more likely than not that the deferred tax assets will be realized and, accordingly, a full valuation allowance has been established. The valuation allowance increased $7.5 million and $6.8 million during the fiscal years ended June 30, 2017 and 2016, respectively, with such increases attributed to the re-measurement of the net deferred tax assets at the year-end dates. The valuation allowance decreased $3.6 million during the fiscal year ended June 30, 2015, which is attributed to the consumption of $2.5 million in tax benefits from domestic net operating loss carry forwards and a decrease of $1.1 million attributed to re-measurement of the remaining net deferred tax assets which continue to bear a full valuation allowance.

The Company has tax net operating loss and tax credit carry forwards in its individual tax jurisdictions. At June 30, 2017, the Company had U.S. federal net operating loss carry forwards of approximately $92.6 million, which expire at various dates between calendar years 2023 and 2037. The utilization of certain of these loss and tax credit carry forwards may be limited by Sections 382 and 383 of the Internal Revenue Code as a result of historical or future changes in the Company’s ownership. At June 30, 2017, the Company had state net operating loss carry forwards of approximately $51.6 million, which expire between 2033 and 2037, as well as U.S. federal and state research and development tax credit carry forwards of approximately $1.2 million, which expire at various dates between calendar years 2017 and 2037. In addition, at June 30, 2017 the Company had net operating loss carry forwards in the U.K. of £21.1 million (approximately $27.4 million), which are not subject to any expiration dates.

The Company’s U.S. federal income tax returns for calendar years 2003 through 2016 remain subject to examination by the Internal Revenue Service. The Company’s U.K. tax returns for fiscal years 2006 through 2016 remain subject to examination. The Australian tax returns for the Company’s predecessor for fiscal years 2004 through 2008 remain subject to examination.

Through June 30, 2017, the Company had no unrecognized tax benefits in its consolidated statements of comprehensive (loss) income and no unrecognized tax benefits in its consolidated balance sheets as of June 30, 2017 or 2016.

As of June 30, 2017 and 2016, the Company had no accrued penalties or interest related to uncertain tax positions.

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

Commencing July 1, 2017, the Company leases approximately 3,000 square feet of office space in Liberty Corner, New Jersey under a lease term extending through June 2022, with two five-year renewal options at 95% of the then-prevailing market rates. In addition to base rent, the Company is obligated to pay its proportionate share of building operating expenses and real estate taxes in excess of base year amounts.

In addition, the Company occupied approximately 2,200 square feet of laboratory and office space in Malvern, U.K. under a lease with a term that expired on August 31, 2016. The lease term was extended through November 2016 to facilitate an orderly transition of the closure of the U.K. facility. The Company subsequently entered into a lease for smaller office space that commenced December 2017 for a 3-year terms, subject to termination by the Company at any time upon one month’s advance written notice.

At June 30, 2017, the Company’s total future minimum lease payments under non-cancellable operating leases were as follows (in thousands):

Fiscal Year:
2018	$510
2019	445
2020	77
2021	78
2022	80

$1,190

Rent expense related to the Company’s real estate and other operating leases charged to operations was approximately $442,000 for fiscal 2017, $485,000 for fiscal 2016 and $494,000 for fiscal 2015.

Legal Proceedings

In December 2014, the Company exercised its right under the Prior Alimera Agreement to conduct an audit by an independent accounting firm of Alimera’s commercialization reporting for ILUVIEN for calendar 2014. In April 2016, the independent accounting firm issued its report, which concluded that Alimera under-reported net profits payable to the Company for 2014 by $136,000. In June 2016, Alimera remitted $354,000 to the Company, which consisted of the under-reported net profits plus interest and reimbursement of the audit costs of $204,000. In July 2016, Alimera filed a demand for arbitration with the American Arbitration Association (“AAA”) in Boston, Massachusetts to dispute the audit findings and requested a full refund of the $354,000 previously paid to the Company. Pending the arbitration outcome, $136,000 of net profits participation had been recorded as deferred revenue and the remaining $218,000 as accrued expenses at each of March 31, 2017 and June 30, 2016.

On May 3, 2017, the parties reached a settlement of the arbitration, which was dismissed with prejudice. As a result of the settlement, the $136,000 of net profits became fixed and determinable, while the gain contingency resulting from reimbursement of the audit costs of $204,000 became resolved. Accordingly, these transactions were recognized in the fourth quarter of fiscal 2017.

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

Geographic Area Information

The following table summarizes the Company’s revenues and long-lived assets, net by geographic area (in thousands):

	Revenues			Long-lived assets, net
	2017	2016	2015	2017	2016
U.S.	$7,439	$1,520	$26,465	$313	$277
U.K.	100	100	100	—	13

Consolidated	$7,539	$1,620	$26,565	$313	$290

16. Quarterly Financial Data (unaudited)

The following table summarizes the quarterly results of operations for the years ended June 30, 2017 and 2016 (in thousands except per share amounts):

	Fiscal Year 2017
	First Quarter Ended September 30, 2016	Second Quarter Ended December 31, 2016	Third Quarter Ended March 31, 2017	Fourth Quarter Ended June 30, 2017	Year Ended June 30, 2017
		(1)
Total revenues	$277	$5,971	$590	$701	$7,539
Operating loss	(7,186)	(94)	(5,160)	(6,136)	(18,576)
Net loss	(7,162)	(67)	(5,140)	(6,116)	(18,485)

Net loss per share—basic and diluted	$(0.21)	$—	$(0.15)	$(0.16)	$(0.52)

Weighted average common shares—basic and diluted	34,175	34,177	34,366	38,673	35,344

	Fiscal Year 2016
	First Quarter Ended September 30, 2015	Second Quarter Ended December 31, 2015	Third Quarter Ended March 31, 2016	Fourth Quarter Ended June 30, 2016	Year Ended June 30, 2016
Total revenues	$466	$526	$324	$304	$1,620
Operating loss	(4,984)	(5,238)	(5,096)	(6,456)	(21,774)
Net loss	(4,933)	(5,186)	(5,041)	(6,387)	(21,547)

Net loss per share—basic and diluted	$(0.17)	$(0.18)	$(0.15)	$(0.19)	$(0.68)

Weighted average common shares—basic and diluted	29,416	29,437	33,538	34,152	31,623

(1)	Results for the second quarter of fiscal 2017 included $5.6 million of revenue recognized as a result of the December 2016 termination of the Company’s Restated Pfizer Agreement (see Note 3).