Form 10-K/A
period 2017-06-30
pSivida Corp.
filed 2017-10-30
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)		☐

		Smaller reporting company	☐

		Emerging growth company	☐

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

There were 45,164,422 shares of the registrant’s common stock, $0.001 par value, outstanding as of October 26, 2017.

EXPLANATORY NOTE

The purpose of this Amendment No. 1, or this Amendment, to the Annual Report on Form 10-K of pSivida Corp. for the year ended June 30, 2017, as filed on September 13, 2017, or the Initial Form 10-K, is to include the disclosure required in Part III, Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14 of Part III and Items 15(a)(3) and 16 of Part IV, no other information included in the Initial Form 10-K is amended or changed by this Amendment. Accordingly, this Amendment should be read in conjunction with our Initial Form 10-K and with our filings with the Securities and Exchange Commission, or the SEC, subsequent to our Initial Form 10-K.

In accordance with Rule 12b-15 of the Exchange Act of 1934, as amended, or the Exchange Act, new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are attached, each as of the filing date of this Amendment.

Unless the context indicates otherwise, references in the report to “pSivida,” “Company,” “we,” “us” and “our” and similar terms mean pSivida Corp., a Delaware corporation, and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains or incorporates certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act. Statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Words or phrases such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “likely,” “outlook,” or similar words or expressions or the negatives of such words or expressions are intended to identify forward-looking statements. We base these statements on our beliefs as well as assumptions we made using information currently available to us. Such statements are subject to risks, uncertainties and assumptions, including those identified in Item 1A “Risk Factors” in the Initial Form 10-K, as well as other matters not yet known to us or not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Given these risks and uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements do not guarantee future performance and should not be considered as statements of fact. All information set forth in this Amendment is as of the date of filing this Amendment and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

PSIVIDA CORP.

FORM 10-K/A

FOR THE YEAR ENDED JUNE 30, 2017

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our Board of Directors, or the Board, consists of seven (7) members. The term of each director expires each year at our Annual Meeting of Stockholders. Each director also continues to serve as a director until his or her successor is duly elected and qualified, or until he or she sooner dies, resigns, or is removed. The following table sets forth the name, age, director service period and position of each of our current directors, as of October 30, 2017:

Name	Age	Position	Director Since
David Mazzo	60	Chairman of the Board of Directors	2005
Nancy Lurker	59	President and Chief Executive Officer and Director	2016
Michael Rogers	57	Director	2005
Douglas Godshall	53	Director	2012
James Barry	58	Director	2014
Jay Duker	59	Director	2016
Kristine Peterson	58	Director	2017

Set forth below for each current director is a list of Board Committee memberships and a description of his or her business experience, qualifications, education and skills that led our Board to conclude that such individual should serve as a member of our Board:

David J. Mazzo, Ph.D.

Chairman of the Board, Chairman of the Compensation Committee and member of the Governance and Nominating Committee and the Science Committee

Dr. Mazzo has been the Chief Executive Officer and a director of Caladrius Biosciences, Inc., a Nasdaq Stock Market LLC, or NASDAQ, listed company, since January 2015. Caladrius is a clinical stage development company with a pipeline of cell therapy product candidates in autoimmune disease (type I diabetes) and select cardiovascular indications. Prior to joining Caladrius, Dr. Mazzo served from August 2008 to October 2014 as Chief Executive Officer and as a member of the board of directors of Regado Biosciences, Inc., a NASDAQ-listed biopharmaceutical company focused on the development of novel antithrombotic drug systems for acute and sub-acute cardiovascular indications. Prior to his leading Regado, from March 2007 to April 2008, Dr. Mazzo was President, Chief Executive Officer and a director of Æterna Zentaris, Inc., a publicly held international biopharmaceutical company. From 2003 until 2007, Dr. Mazzo served as President, Chief Executive Officer and a director of Chugai Pharma USA, LLC, a biopharmaceutical company which was the U.S. subsidiary of Chugai Pharmaceutical Co., Ltd. of Japan. Dr. Mazzo has also held senior management and executive positions in research and development and/or directorships with the Essex Chimie European subsidiary at Schering-Plough Corporation, a publicly held pharmaceutical company that was subsequently acquired by Merck & Co., Inc.; Hoechst Marion Roussel, Inc., the U.S. subsidiary of Hoechst AG, which was subsequently acquired by Sanofi, a multinational pharmaceuticals company; and Rhone-Poulenc Rorer, Inc., a subsidiary of Rhone-Poulene SA, a French pharmaceuticals company, which was subsequently acquired by Hoechst AG. He also previously served on the board of directors of Avanir Pharmaceuticals, Inc., a specialty pharmaceutical company, from 2005 until Avanir was sold to Otsuka Holdings in 2015. Dr. Mazzo earned a B.A. in the Honors Program (Interdisciplinary Humanities) and a B.S. in Chemistry from Villanova University. In addition, Dr. Mazzo received his M.S. in chemistry and his Ph.D. degree in analytical chemistry from the University of Massachusetts,

Amherst. He was also a research fellow at the Ecole Polytechnique Federale de Lausanne, Switzerland. We believe Dr. Mazzo is qualified to serve on our Board because his extensive experience as an executive officer and director in the life sciences industry, his understanding of the strategic and regulatory environment in which we conduct our business, his lengthy track record in global product development, his Ph.D. in analytical chemistry and his broad scientific and managerial background provide him expertise in the oversight of companies in this sector and the ability to guide such companies through varying operating climates.

Nancy Lurker

President and Chief Executive Officer

Ms. Lurker has been our President and Chief Executive Officer since September 2016. From 2008 to 2015, Ms. Lurker served as President and Chief Executive Officer and a director of PDI, Inc., a NASDAQ-listed healthcare commercialization company now named Interpace Diagnostics Group, Inc. From 2006 to 2007, Ms. Lurker was Senior Vice President and Chief Marketing Officer of Novartis Pharmaceuticals Corporation, the U.S. subsidiary of Novartis AG. From 2003 to 2006, she served as President and Chief Executive Officer of ImpactRx, Inc., a privately held healthcare information company. From 1998 to 2003, Ms. Lurker served as Group Vice President, Global Primary Care Products and Vice President, General Therapeutics for Pharmacia Corporation (Pharmacia), now a part of Pfizer, Inc. She also served as a member of Pharmacia’s U.S. executive management committee. Previously, Ms. Lurker spent 14 years at Bristol-Myers Squibb Company, rising from a sales representative to Senior Director, Worldwide Cardiovascular Franchise Management. Ms. Lurker serves as chair of the board of directors of X4 Pharmaceuticals, Inc. and as a member of the board of directors of the Cancer Treatment Centers of America, both privately held companies. Ms. Lurker previously served as a member of the boards of directors of publicly held Auxilium Pharmaceuticals, Inc. from 2011 to 2015 and Mallinckrodt Pharmaceuticals, plc from 2013 to 2016, in addition to serving as a director of PDI, Inc. from 2008 to 2015. Ms. Lurker received a B.S. in Biology from Seattle Pacific University and an M.B.A. from the University of Evansville. We believe Ms. Lurker is qualified to serve on our Board because of her role as our President and Chief Executive Officer, as well as her broad ranging experience in the pharmaceutical industry and her track record of maximizing the potential of new therapies and successfully implementing innovative U.S. and global drug launches, which provide her with valuable expertise and perspective on our corporate strategy, management, operations and governance.

Michael Rogers

Chairman of the Audit and Compliance Committee and member of the Compensation Committee

Mr. Rogers served as the Chief Financial Officer of Acorda Therapeutics, Inc., a biotechnology company focused on neurological disorders, from October 2013 until October 2016. From June 2009 to October 2012, Mr. Rogers served as Executive Vice President and Chief Financial Officer of BG Medicine, Inc., a company focused on the development of novel biomarker-based diagnostics. Mr. Rogers was Executive Vice President, Chief Financial Officer and Treasurer of Indevus Pharmaceuticals Inc., a specialty pharmaceutical company, from February 1999 until April 2009. Mr. Rogers was previously Executive Vice President and Chief Financial and Corporate Development Officer at Advanced Health Corporation, a health care information technology company, Vice President, Chief Financial Officer and Treasurer of AutoImmune, Inc., a biopharmaceutical company, and Vice President, Investment Banking at Lehman Brothers, Inc. and at PaineWebber, Inc. Mr. Rogers is the chairman of the board of directors of Keryx Biopharmaceuticals, Inc., a biopharmaceutical company focused on bringing innovative medicines to people with renal disease. Mr. Rogers was previously a director of Coronado Biosciences, Inc. We believe Mr. Rogers is qualified to serve on our Board because of his significant experience as CFO of various companies and as an investment banker have provided him with expertise in strategic transactions, corporate operations, financial management, taxes, accounting, controls, finance and financial reporting in the life sciences industry as well as valuable insight into the strategy of our company.

Douglas Godshall

Chairman of the Governance and Nominating Committee and member of the Compensation Committee

Mr. Godshall serves as President and Chief Executive Officer at Shockwave Medical, a privately held company which is creating and commercializing interventional devices designed to better address patients with problematic cardiovascular calcification. Previously, he served as the Chief Executive Officer of HeartWare

International, Inc., a NASDAQ-listed company, and its predecessor HeartWare Limited, a medical device company focused on heart failure, from September 2006 until August 2016 and as director from October 2006 until August 2016. HeartWare was acquired by Medtronic PLC in August 2016. Prior to joining HeartWare Limited, Mr. Godshall served in various executive and managerial positions at Boston Scientific Corporation, where he had been employed since 1990, including as a member of Boston Scientific’s Operating Committee. From January 2005 he served as President, Vascular Surgery, and for the prior five years as Vice President, Business Development, focused on acquisition strategies for the cardiology, electrophysiology, neuroradiology and vascular surgery divisions. Mr. Godshall has a Bachelor of Arts in Business from Lafayette College and Masters of Business Administration from Northeastern University. Mr. Godshall has served on the board of directors of Vital Therapies, Inc., a public company traded on NASDAQ that develops cell-based therapies for the treatment of liver disease, since May 2013, and the board of directors of the Medical Device Manufacturers Association, a national trade association, since May 2014. We believe Mr. Godshall is qualified to serve on our Board because his managerial experience at public, life sciences companies provides him insights as a successful life sciences entrepreneur with in-depth knowledge of medical product strategy and development.

James Barry, Ph.D.

Member of the Audit and Compliance Committee and the Science Committee

Dr. Barry has been the President and Chief Executive Officer of InspireMD, a global medical device company focused on the development and commercialization of vascular products, since June 2016 and has served on the board of directors of Inspired MD since January 2011. Prior to this, he served as the Executive Vice President and Chief Operating Officer of InspireMD. Prior to joining InspireMD, Dr. Barry served as Executive Vice President and Chief Operating Officer of Arsenal Medical from August 2011 until September 2012, and as President and CEO and Director from September 2012 until December 2013. Dr. Barry has been the Principal Founder at Convergent Biomedical Group since September 2010. Dr. Barry served in various executive and managerial positions at Boston Scientific Corporation, where he had been employed from 1992 until 2010, including as a member of Boston Scientific’s Operating Committee. From 2007 through 2010 he served as Senior Vice President, Corporate Technology Development, responsible for the global research and development function, and for the prior six years he served as Vice President, Corporate Research and Advanced Technology Development. Dr. Barry is also a director of AgNovos Healthcare LLC and Cardiac Implants and in the past also served as a director of MicroChips Corporation. Dr. Barry has a Bachelor of Arts in Chemistry from St. Anselm College and a Ph.D. in Biochemistry from the University of Massachusetts. We believe Dr. Barry is qualified to serve on our Board because his significant experience developing products, leading research and development teams and building successful businesses, coupled with his expertise in advising clients in the pharmaceutical, biotechnology and medical device industries, brings valuable technical expertise and commercial experience to our company.

Jay Duker, M.D.

Chairman of the Science Committee and member of the Governance and Nominating Committee

Dr. Duker is the Director of the New England Eye Center, where he has served in various capacities since 1992. He is also Professor and Chairman of Ophthalmology at Tufts Medical Center and Tufts University School of Medicine. He has published more than 200 journal articles related to ophthalmology and is co-author of Yanoff and Duker’s Ophthalmology, a best-selling ophthalmic text. Dr. Duker is co-founder of three companies, including Hemera Biosciences, Inc., a privately held company seeking to develop anti-compliment gene-based therapies for the treatment of dry and wet age-related macular degeneration. Dr. Duker serves as a director of Hemera and Eleven Biotherapeutics, a publicly held biopharmaceutical company advancing a broad pipeline of novel anti-cancer agents based on its Targeted Protein Therapeutics. Dr. Duker received an A.B. from Harvard University and an M.D. from the Jefferson Medical College of Thomas Jefferson University. We believe Dr. Duker is qualified to serve on our Board because his extensive clinical and academic experience and expertise in ophthalmology coupled with his leadership as co-founder of other life sciences companies provide him with valuable clinical, scientific and commercial insight to bring to our company.

Kristine Peterson

Member of the Audit and Compliance Committee and the Governance and Nominating Committee

Ms. Peterson has over 30 years of healthcare industry experience. She most recently served from 2009 to 2016 as Chief Executive Officer of Valeritas, Inc., a medical technology company focused on innovative drug delivery systems, and as a strategic advisor to Valeritas until August 2017. Prior to that, Ms. Peterson served as Company Group Chair of Johnson & Johnson’s biotech groups from 2006 to 2009, and as Executive Vice President of Johnson & Johnson’s global strategic marketing organization from 2004 to 2006. Prior to that, she served as Senior Vice President, Commercial Operations for Biovail Corporation, a pharmaceutical company, and President of Biovail Pharmaceuticals from 2003 to 2004. Ms. Peterson began her career at Bristol-Myers Squibb, holding assignments of increasing responsibility spanning marketing, sales and general management, including running a cardiovascular / metabolic business unit and a generics division. Ms. Peterson is also a director of Paratek Pharmaceuticals, Inc., Immunogen, Inc. and Amarin Corporation plc, and within the past five years also served as a director of Valeritas, Inc. Ms. Peterson earned a B.S. and M.B.A. from the University of Illinois at Champaign Urbana. We believe Ms. Peterson is qualified to serve on our Board because of her extensive executive management and sales and marketing experience in both large, multinational pharmaceutical and smaller biotechnology companies, in particular as it relates to later-stage development and commercialization, as well as her other public company board experience.

Executive Officers

Each of our executive officers holds office until the first meeting of our Board following the next annual meeting of stockholders and until such officer’s respective successor is chosen and qualified, unless a shorter period shall have been specified by the terms of such officer’s election or appointment. The following table sets forth information about our executive officers:

Name	Age	Position
Nancy Lurker	59	President and Chief Executive Officer

Deb Jorn	59	Executive Vice President, Corporate and Commercial Development

Dario Paggiarino	60	Vice President, Chief Medical Officer

Leonard S. Ross	67	Vice President, Finance and Chief Accounting Officer and Principal Financial Officer

Nancy Lurker

Please refer to the section entitled “Directors, Executive Officers and Corporate Governance – Directors” above for Ms. Lurker’s biographical information.

Deb Jorn

Ms. Jorn has served as our Executive Vice President of Corporate and Commercial Development since November 2016. From 2013 to 2016, Ms. Jorn was EVP and Company Chair at Valeant Pharmaceuticals, and previously served from 2010 to 2013 as Chief Marketing Officer at Bausch & Lomb. From 2004 to 2010, Ms. Jorn was Group VP of Women’s Healthcare and Fertility at Schering Plough. From 2002 to 2004, she served as the Worldwide VP of Internal Medicine and Early Commercial Input at Johnson & Johnson. She began her career at Merck and for more than twenty years held roles of progressive responsibility in a variety of functions including R&D, regulatory, sales, and marketing. Ms. Jorn is a member of the Board of Directors for Orexigen Therapeutics, Inc. and Viveve, Inc. Ms. Jorn holds a B.A. in Biochemistry from Rutgers University and an MBA from New York University’s Stern Graduate School of Business Administration.

Dario Paggiarino

Dr. Paggiarino has served as our Vice President, Chief Medical Officer since August 2016. Prior to that, Dr. Paggiarino served since April 2013 as Senior Vice President and Chief Development Officer of Lpath, Inc., a biotechnology company focused on the discovery and development of lipidomic-based therapeutic antibodies that target bioactive signaling lipids to treat a wide range of human diseases. Dr. Paggiarino served as Vice President and Therapeutic Unit Head for retina diseases at Alcon, a division of Novartis from 2011 to 2013. He served as Executive Director of Clinical Development and Medical Affairs at Pfizer Global R&D, a division of Pfizer, Inc., from 2001 to 2011. Earlier in his career, he held research and development positions of increasing responsibility at Angelini Pharmaceuticals, Inc., an affiliate of Angelini S.p.A, a privately-owned company, ultimately serving as president and later joined Pharmacia Global R&D, a division of Pharmacia Corporation, where he was clinical program director of ophthalmology.

Leonard S. Ross

Mr. Ross has served as our Vice President, Finance and Chief Accounting Officer since July 2017, and was previously Vice President, Finance since November 2009 and before that our Corporate Controller from October 2006. Mr. Ross was designated as our principal financial officer in March 2009. From 2001 through April 2006, Mr. Ross served as Corporate Controller for NMT Medical, Inc., a medical device company. From 1990 to 1999, Mr. Ross was employed by JetForm Corporation, a developer of workflow software solutions, where he served in various capacities, including Vice President, Finance and Vice President, International Operations. Mr. Ross received a B.S. in Chemical Engineering from Tufts University, an M.B.A. from the Amos Tuck School at Dartmouth College and an M.S. in Taxation from Bentley College.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Arrangements between Officers and Directors

There is no arrangement or understanding between any of our executive officers or directors and any other person, pursuant to which such person was selected to serve as an executive officer or director, as applicable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended June 30, 2017, we believe that the directors, executive officers and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended June 30, 2017.

Stockholder Nominations for Director

The Governance and Nominating Committee will consider written stockholder recommendations for candidates for the Board, which recommendations should be delivered or mailed, postage prepaid, to:

Company Secretary

pSivida Corp.

480 Pleasant Street

Watertown, MA 02472

United States

Stockholder recommendations must include certain relevant information concerning the candidate, the stockholder making the recommendation and any beneficial owner on whose behalf the recommendation is made.

The required information is set forth in our Stockholder Nomination Policy, available on the “Investor” section of our website at www.psivida.com under “Corporate Governance – Governance Overview.”

The Governance and Nominating Committee will evaluate candidates for director who are recommended by stockholders on the same basis as candidates recommended by other sources. Considerations include the Governance and Nominating Committee’s discretionary assessment of the skills represented and required on the Board, and an evaluation of candidates against the standards and qualifications set forth in our Corporate Governance Guidelines and criteria approved by the Board from time to time. We do not have a formal policy with respect to diversity, although we seek to have a Board that reflects a range of talents, ages, skills, viewpoints, professional experience, educational backgrounds, expertise, genders and ethnicities. The Governance and Nominating Committee will determine whether to interview any candidate in its sole discretion.

Code of Conduct

We have adopted a Code of Business Conduct applicable to each of our officers, directors and employees, and consultants and contractors to, us and our subsidiaries, including our principal executive officer and principal financial officer. The Code of Business Conduct is a set of policies on key integrity issues that requires our representatives to act ethically and legally. It includes policies with respect to conflicts of interest, compliance with laws, insider trading, corporate opportunities, competition and fair dealing, discrimination and harassment, health and safety, record-keeping, confidentiality, protection and proper use of assets, payments to government personnel and reports to and communications with the SEC and the public.

We intend to disclose any future amendments to, or waivers from, the Code of Business Conduct that affect our directors or senior financial and executive officers within four business days of the amendment or waiver by posting such information on the website address and location specified above.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board or Compensation Committee. None of the members of our Compensation Committee has ever been employed by us. For a description of transactions, if any, between us and members of our Compensation Committee and affiliates of such members, please see the section of Item 13 of this Form 10-K/A entitled “Transactions with Related Persons.”

Board Leadership Structure

The Board has chosen to separate the roles of Chairman and Chief Executive Officer and believes that such a separation of roles is in our best interests and the best interests of our stockholders. Dr. Mazzo’s tenure as a member of our Board, extensive experience in the biotechnology industry and perspective as an independent director provide effective leadership for our Board and support for our executive team. Ms. Lurker’s track record of maximizing the potential of new therapies and successfully implementing U.S. and international drug launches position her to lead us in the execution of our strategy and in the daily management of our business.

Board’s Role in Risk Oversight

It is management’s responsibility to manage risk and bring to the Board’s attention risks that are material to the company. The Board has oversight responsibility for the systems established to report and monitor the most significant risks applicable to us. The Board administers its risk oversight role directly and through its committee structure. The Board reviews strategic and financial risks and exposures associated with our long-term strategy, development and commercialization of products and product candidates and other matters that may present material risk to our operations, strategy and prospects. The Audit and Compliance Committee reviews risks associated with financial and accounting matters, including financial reporting, accounting, disclosure and internal control over financial reporting. The Compensation Committee reviews risks related to executive compensation and the design of compensation programs, plans and arrangements. The Governance and Nominating Committee manages risks associated with corporate governance and Board composition and procedures. The Science Committee supports the Board’s oversight of risks related to our research and development, or R&D, organization.

Board Committees

The Board has four standing committees: the Audit and Compliance Committee, the Compensation Committee, the Governance and Nominating Committee and the Science Committee. Each standing committee has a written charter. Each of the Audit and Compliance Committee, the Compensation Committee and the Governance and Nominating Committee is comprised entirely of independent directors. The Science Committee is currently comprised entirely of independent directors, but may in the future include members of our R&D organization and other members of executive management in accordance with its charter. While each committee has designated responsibilities, the committees act on behalf of the entire Board and regularly report on their activities to the entire Board. Details concerning the role and structure of the Board and each Board committee are contained in the Corporate Governance Guidelines and the committee charters, available on the “Investor” section of our website at www.psivida.com under “Corporate Governance.”

Audit and Compliance Committee

The Audit and Compliance Committee is responsible for assisting the Board with oversight of our accounting and financial reporting processes, including but not limited to (i) our audit program; (ii) the integrity of our financial statements; (iii) the review and assessment of the qualifications and independence of our independent registered public accounting firm and (iv) the preparation of reports required of the Audit and Compliance Committee under the rules of the SEC. More specifically, the Audit and Compliance Committee’s responsibilities include:

•	appointing, overseeing and, if necessary, replacing the independent registered public accounting firm, including evaluating the effectiveness and independence of the firm at least annually, approving or pre-approving all audit and non-audit services provided by the firm and establishing hiring policies for employees or former employees of the firm, and also including resolving any disagreements between management and the firm regarding financial reporting;

•	reviewing with the independent registered public accounting firm the scope of, plans for and any difficulties with audits and the adequacy of staffing and compensation;

•	reviewing with the independent registered public accounting firm matters required to be communicated to audit committees in accordance with Public Company Accounting Oversight Board, or PCAOB, Auditing Standard No. 1301 Communications With Audit Committees;

•	reviewing with management and the independent registered public accounting firm our internal controls, financial and critical accounting policies (including effects of alternate United States generally accepted accounting principles, or GAAP, methods and off-balance sheet structures, if any), risk assessment and management policies;

•	reviewing with management and the independent registered public accounting firm our annual and quarterly financial statements and financial disclosure, and preparing the Audit and Compliance Committee report for inclusion in our annual proxy statement;

•	reviewing, or establishing standards for, the substance and presentation of information included in earnings press releases and other earnings guidance;

•	reviewing material pending legal proceedings and other contingent liabilities;

•	implementing appropriate control processes for accounting, disclosures and reporting, review and approval of intercompany, related party and significant unusual transactions;

•	establishing procedures for receipt, retention and treatment of complaints, including the confidential and anonymous submission of concerns by employees regarding accounting, internal accounting controls or auditing matters;

•	receiving from management a report of any significant deficiencies and material weaknesses in the design or operation of our internal controls, and any fraud involving management or other employees who have a significant role in our internal controls;

•	presenting to the Board annually an evaluation of the Audit and Compliance Committee’s performance and charter; and

•	performing such other activities as the Board or the Audit and Compliance Committee deem appropriate.

The members of the Audit and Compliance Committee are Mr. Rogers (chair), Dr. Barry and Ms. Peterson. Each of Mr. Rogers, Dr. Barry and Mr. Godshall was a member of the Audit and Compliance Committee for the entirety of fiscal 2017. Ms. Peterson has served on the committee since July 1, 2017, replacing Mr. Godshall.

The Board has determined that all current and fiscal 2017 members of the Audit and Compliance Committee are independent for purposes of service on the Audit and Compliance Committee as provided in SEC, NASDAQ and Australian Securities Exchange (ASX) rules, as applicable. The Board also has determined that Mr. Rogers and Ms. Peterson are audit committee financial experts.

The Audit and Compliance Committee met five times during the fiscal year ended June 30, 2017.

Compensation Committee

The Compensation Committee is responsible for (i) discharging the Board’s responsibilities relating to executive compensation, (ii) overseeing our compensation and employee benefits plans and practices, including incentive, equity-based and other compensatory plans in which executive officers and key employees participate and (iii) producing a report on executive compensation as required by the SEC. More specifically, the Compensation Committee’s responsibilities include:

•	developing and periodically reviewing compensation policies and practices applicable to executive officers;

•	determining and approving the compensation of the CEO and other executive officers;

•	supervising, administering and evaluating incentive, equity-based and other compensatory plans of our company in which executive officers and key employees participate, including approving guidelines and size of grants and awards, making grants and awards, interpreting and promulgating rules relating to the plans, modifying or canceling grants or awards, designating employees eligible to participate and imposing limitations and conditions on grants or awards;

•	reviewing and approving, subject to stockholder approval as required by any applicable law, regulation or NASDAQ rule, the creation or amendment of any incentive, equity-based and other compensatory plans of our company in which executive officers and key employees participate (other than amendments to tax-qualified employee benefit plans and trusts, and any supplemental plans thereunder, that do not substantially alter the costs of such plans to our company or are to conform such plans to applicable laws or regulations) and all related policies and programs;

•	reviewing and approving any employment agreements, severance arrangements, change-in-control arrangements or special or supplemental employee benefits, and any material amendments to any of the foregoing, applicable to executive officers and other employees of our company;

•	making individual determinations and granting any shares, stock options or other equity-based awards under all equity-based compensation plans that are outside approved guidelines for such grants, and exercising such power and authority as may be required or permitted under such plans;

•	annually evaluating the performance of the Compensation Committee;

•	annually reviewing and reassessing the charter of the Compensation Committee and, if appropriate, recommending changes to the Board;

•	annually evaluating the adequacy of directors’ compensation and the composition of such compensation;

•	reviewing the Compensation Discussion & Analysis to be included in our annual proxy statement or Annual Report on Form 10-K and issuing a Compensation Committee report thereon as required by the SEC to be included in our annual proxy statement or Annual Report on Form 10-K filed with the SEC;

•	reviewing significant risks or exposures facing us and discussing the relationship, if any, between these risks and our compensation policies and practices, as well as appropriate means through compensation policy to mitigate these risks;

•	performing such other duties and responsibilities as may be assigned to the Compensation Committee by the Board or as designated in plan documents; and

•	forming and delegating authority to subcommittees, comprised of one or more members of the Compensation Committee, when the Compensation Committee deems appropriate.

The members of the Compensation Committee are Dr. Mazzo (chair), Mr. Rogers and Mr. Godshall, each of whom was a member of the Compensation Committee for the entirety of fiscal 2017.

The Compensation Committee met seven times during the fiscal year ended June 30, 2017.

Governance and Nominating Committee

The Governance and Nominating Committee is responsible for (i) identifying and recommending to the Board individuals qualified to serve as directors, (ii) advising the Board with respect to the Board composition and procedures, (iii) overseeing the evaluation of the Board and (iv) developing and maintaining our corporate governance policies. The Governance and Nominating Committee has periodically engaged third parties to identify and evaluate candidates qualified to serve as our directors and may continue to do so in the future. More specifically, the Governance and Nominating Committee’s responsibilities include:

•	identifying, recruiting and interviewing candidates for Board membership;

•	reviewing the background and qualifications of individuals being considered as director candidates;

•	developing and recommending to the Board guidelines and criteria to determine the qualifications of directors;

•	recommending to the Board the director nominees for election by the stockholders or appointment by the Board to fill any vacancies pursuant to the our By-Laws;

•	reviewing and considering candidates for election submitted by stockholders;

•	reviewing the suitability for continued service as a director of each Board member when his or her term expires, and recommending whether or not the director should be re-nominated;

•	monitoring the independence (within the meaning of the NASDAQ listing requirements) of Board members and the overall Board composition;

•	reviewing periodically the size of the Board and to recommend to the Board any appropriate changes;

•	making recommendations on the frequency and structure of Board meetings and on the practices of the Board;

•	recommending to the Board the directors to be appointed to each committee of the Board, including the Governance and Nominating Committee;

•	overseeing an annual self-evaluation of the Board and its committees to determine whether the Board and its committees are functioning effectively;

•	performing such other duties and responsibilities as may be assigned to the Governance and Nominating Committee by the Board or as designated in plan documents; and

•	forming and delegating authority to subcommittees, comprised of one or more members of the Governance and Nominating Committee, when the Governance and Nominating Committee deems appropriate.

The members of the Governance and Nominating Committee are Mr. Godshall (chair), Dr. Mazzo, Dr. Duker and Ms. Peterson. Each of Mr. Godshall, Dr. Mazzo and Mr. Rogers was a member of the Governance and Nominating Committee for the entirety of fiscal 2017, with Mr. Godshall replacing Dr. Mazzo as Committee Chair on January 17, 2017. Dr. Duker was appointed to the Governance and Nominating Committee on January 17, 2017. Ms. Peterson was appointed to the Governance and Nominating Committee on July 1, 2017, replacing Mr. Rogers.

The Governance and Nominating Committee met six times during the fiscal year ended June 30, 2017.

Science Committee

The Science Committee is responsible for reviewing the science, clinical and regulatory strategy underlying our research and development programs and making recommendations to the Board on key strategic and tactical issues relating to our research and development activities. More specifically, the Science Committee’s responsibilities include:

•	reviewing the science and clinical and regulatory strategy underlying the major research and development programs, including publication strategies;

•	reviewing our significant medical affairs strategies and initiatives;

•	reviewing the annual research and development budget and allocation of resources to discovery and development programs;

•	reviewing the capacity and skill set of the research development organization;

•	reviewing the implications for the research and development organization of significant business development transactions, including mergers, acquisitions, licensing and collaborative agreements;

•	reviewing the progress toward achievement of key research and development milestones; and

•	reviewing the interactions of the research and development organization with health care providers and regulatory bodies, especially as with regard to reporting of adverse events and/or unexpected negative data observed in the preclinical and clinical studies conducted by us.

The members of the Science Committee are Dr. Duker (chair), Dr. Mazzo and Dr. Barry. Each of Dr. Mazzo and Dr. Barry was a member of the committee for the entirety of fiscal 2017. Dr. Duker was appointed to the Science Committee on January 17, 2017 as the Chair, replacing Mr. Godshall, who served as Chair of the committee during fiscal 2017 until January 16, 2017.

The Science Committee met one time during the fiscal year ended June 30, 2017.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee Report

The Compensation Committee has reviewed the “Compensation Discussion and Analysis” below and discussed it with management. Based on this review and discussion, the Compensation Committee recommended to the Board that the “Compensation Discussion and Analysis” as it appears below be included in this Form 10-K/A for the fiscal year ended June 30, 2017.

Submitted By Compensation Committee

David J. Mazzo Michael Rogers Douglas Godshall

Compensation Discussion and Analysis

In the following Compensation Discussion and Analysis, or CD&A, we provide highlights of our performance for fiscal 2017, an overview of our compensation philosophy, program and decision-making process, including the Compensation Committee’s use of consultants and peer group information, and the material elements of compensation earned with respect to fiscal 2017 by each of the following individuals, who are our named executive officers for fiscal 2017, which we collectively refer to as our Named Executive Officers:

•	Nancy Lurker, President and Chief Executive Officer;

•	Deb Jorn, Executive Vice President of Corporate and Commercial Development;

•	Dario Paggiarino, Vice President and Chief Medical Officer;

•	Leonard Ross, Vice President, Finance;

•	Paul Ashton, former President and Chief Executive Officer; and

•	Lori Freedman, former Vice President, Corporate Affairs, General Counsel and Secretary.

On September 14, 2016, Dr. Ashton’s employment with us terminated, and Nancy Lurker was appointed to serve as our President and Chief Executive Officer, effective September 15, 2016. On December 26, 2016, Ms. Freedman’s employment with us terminated in connection with the elimination of her position. Dario Paggiarino was appointed to serve as our Vice President, Chief Medical Officer on August 1, 2016 and Deb Jorn was appointed to serve as our Executive Vice President, Corporate and Commercial Development on November 2, 2016.

Fiscal 2017 Highlights

In fiscal 2017, we made significant progress in advancing our clinical and pre-clinical development programs and beginning to prepare our Company for its first commercial launch in the United States, which is planned for the first half of calendar year 2019 pending a positive regulatory review. These highlights of our business performance and accomplishments for fiscal 2017 were considered significant by the Compensation Committee:

•	Our lead product candidate, Durasert™ for the treatment of chronic noninfectious posterior uveitis, intermediate uveitis and panuveitis affecting the posterior segment of the eye (posterior segment uveitis) achieved positive results for our second Phase 3 clinical trial. Its performance in this clinical trial continued to exceed our expectations coupled with positive results from our first Phase 3 trial and our inserter usability study.

•	The second of our two Phase 3 clinical trials of Durasert three-year uveitis met its primary efficacy endpoint of prevention of recurrence of posterior segment uveitis compared to sham injection with statistical significance (p < 0.001, intent-to-treat analysis) and achieved safety results consistent with the known ocular effect of corticosteroids. In addition, statistical significance and encouraging safety results from our first Phase 3 trial were maintained through 12 months of follow up.

•	Based on the statistical significance achieved in the primary efficacy analysis of our first Durasert three-year uveitis Phase 3 trial, we filed our marketing authorization approval, or MAA, in the European Union in June 2017. We subsequently withdrew our application upon licensing this product candidate to Alimera Sciences for Europe, the Middle East and Africa, or EMEA. In addition, we further amended our existing collaboration agreement with Alimera to convert the previous profit share arrangement for ILUVIEN® for diabetic macular edema, or DME, to a tiered sales-base royalty, providing the potential for improved and more predictable long-term revenue generation.

•	We intend to file our new drug application, or NDA, with the FDA in late December 2017 or early January 2018. We also conducted a pre-NDA filing consultation with the FDA, and the agency accepted our proposed clinical filing plan. The plan includes filing with six-month efficacy data from our two Phase 3 trials, 12-month safety data from our first Phase 3 trial and six-month safety data from our second Phase 3 trial, along with 7-day safety data from our inserter utilization study and cross-references to the extensive safety data from the ILUVIEN safety database in a diabetic population.

•	We have also made significant development progress on our shorter-duration Durasert uveitis candidate, which is expected to deliver a steroid for 6 – 9 months. We completed in vitro drug release tests and achieved our pre-specified target profile parameters to take this important product into the next testing phase – a good laboratory practice, or GLP, pre-clinical safety and pharmacokinetic study.

•	We advanced our Durasert implant for severe knee osteoarthritis being developed in collaboration with Hospital for Special Surgery, a leading specialty hospital for orthopedics and rheumatology. We expect to announce the results from this six-patient Phase 1 investigator-sponsored study in the fourth quarter of calendar 2017. The implant is designed to provide long-term pain relief through sustained delivery of dexamethasone, an off-patent corticosteroid, and is intended to delay the need for knee replacement surgery. This is the first use of our Durasert technology outside of ophthalmology.

•	We made progress with our bioerodible Durasert implant and began in vitro testing with a tyrosine kinase inhibitor (TKI) candidate as well as with a new collaboration partner’s compound for ophthalmology indications such as wet age-related macular degeneration. We believe our bioerodible implant represents the “next generation” for the Durasert technology platform and is expected to result in reduced dosing frequency of anti-angiogenic agents for treating a variety of ocular diseases. Following completion of in vitro testing, we plan to select our partners’ drug candidate and conduct pre-clinical non-GLP safety and pharmacokinetic studies.

•	We recently announced an agreement with a major global pharmaceutical company to begin formulation work utilizing our Durasert technology with their proprietary molecules for the treatment of glaucoma. This collaboration is in line with our key goal of leveraging our Durasert technology for both our own pre-clinical and clinical development and development with proprietary molecules from collaboration partners.

•	We ended our fiscal year with $16.9 million in cash, following the issuance of common shares under our at-the-market, or ATM, equity program.

Compensation Philosophy

Our compensation program is designed to attract, retain and motivate executive officers to achieve our business objectives and build value for our stockholders and to reward them for that performance. Accordingly, our executive compensation program is weighted to at-risk incentive compensation earned on the basis of performance. Of the three principal elements in our program (base salary, annual cash performance bonuses and long-term equity incentive compensation), only one, base salary, is fixed. The other elements are variable: cash bonuses, which are earned based on the Compensation Committee’s assessment of annual performance, stock options, which deliver value only to the extent the value of our stock increases, restricted stock units, or RSUs, which deliver value only to the extent certain service-based vesting conditions are met, and performance stock units, or PSUs, which deliver value only to the extent certain performance conditions are met. Our mixture of cash and equity compensation is designed to incentivize and reward our executive officers to attain short and long-term goals and to encourage retention. Compensation takes into account Company performance, individual contributions and peer compensation.

The Board and the Compensation Committee are responsible for our executive officer compensation programs and practices and seek to provide compensation to our executive officers that over time is competitive with compensation paid by comparable companies for comparable responsibilities and positions. Our goal is that each of total compensation, base salary, total cash compensation and long-term equity incentives will generally, over time, achieve approximately the 50th percentile for executive officers in comparable positions at our peer group companies as well as other comparable companies, with the potential to earn total cash compensation and long-term equity incentives as high as the 75th percentile for outstanding performance.

The Board and the Compensation Committee seek to make compensation decisions transparent to our stockholders and executive officers and thereby to achieve our objectives by communicating openly with our stockholders and executive officers regarding our compensation process, pay structure and performance objectives.

Compensation Consultant

The Compensation Committee retained Radford, an Aon Hewitt company, as its independent consultant to assist in evaluating our executive compensation programs and practices and to make recommendations regarding fiscal 2017 compensation. For fiscal 2017, Radford prepared competitive market data for the compensation of our executive management team, evaluated the appropriateness of and made recommendations regarding our peer group, analyzed our short term and long term incentive plan designs, analyzed equity retention and reviewed our equity burn rate and dilution levels relative to market, assessed our compensation practices and levels against those of our peer group companies and other comparable companies, made recommendations regarding base salary, target bonus percentage and long-term incentive compensation for each Named Executive Officer, and updated the Compensation Committee on compensation trends and regulatory developments. None of Radford, Aon Hewitt or their affiliates provides other services to us. The Compensation Committee assessed the independence of Radford pursuant to the SEC rules and concluded that no conflict of interest existed that would prevent Radford from independently representing the Compensation Committee. The Compensation Committee has sole responsibility for the selection, engagement, removal and compensation of its compensation consultant.

Compensation Benchmarking

In February 2016, the Compensation Committee engaged Radford to conduct a new benchmarking study for fiscal 2017. In June 2016, following a review and analysis of our executive compensation program, Radford presented the Compensation Committee with a report and recommendations on executive compensation for fiscal 2017. Radford’s recommendations included a market analysis of base salaries, total cash compensation and equity compensation relative to a market consensus based on the peer group discussed below as well as peer data derived from the published Radford Global Life Sciences Survey representing public biotechnology and pharmaceutical companies with fewer than 150 employees, weighted equally. The Compensation Committee used Radford’s recommendations as a starting point to consider market competitiveness and ultimately set fiscal 2017 compensation after also considering individual and Company performance.

Peer Group

The peer group selected by the Compensation Committee for fiscal 2017 was composed of 19 public, biopharmaceutical companies selected based on a comparable business and financial profile to us, including stage of development, employee size and market value. The fiscal 2017 peer group, which had an average market cap of $76.9 million and average annual revenues of $3.2 million, included, Aerie Pharmaceuticals, Alimera Sciences, Anthera Pharmaceuticals, ArQule, BioDelivery Sciences International, CEL-SCI, Celsion, Cumberland Pharmaceuticals, Cytori Therapeutics, CytRx, DURECT, Hemispherx BioPharma, Imprimis Pharmaceuticals, Ocular Therapeutix, Paratek Pharmaceuticals, Proteon Therapeutics, Sunesis Pharmaceuticals, Vermillion and Vical. Our peer group was recommended by Radford and approved by the Compensation Committee. The fiscal 2017 peer group did not include the following five companies used in the fiscal 2016 peer group: Agenus, Curis, Heron Therapeutics and Ocothyreon, which no longer had a business or a financial profile comparable to ours, and Pozen, which merged with another company. The fiscal 2017 peer group added the following four new comparator companies to the fiscal 2016 peer group: BioDelivery Sciences International, Imprimis Pharmaceuticals, Ocular Therapeutix and Paratek Pharmaceuticals.

Corporate Governance

We believe the following executive compensation practices and policies promote good corporate governance:

•	The Compensation Committee regularly reviews and assesses whether our compensation programs and policies create risks that are reasonably likely to have a material adverse effect on us. For fiscal 2017, the Compensation Committee determined that the risks associated with our compensation policies and practices were not reasonably likely to result in a material adverse effect on us.

•	Our insider trading policy prohibits our executive officers from engaging in short-term trades, short sales, hedging transactions, holding Company securities in a margin account or otherwise pledging our securities as collateral for a loan.

•	The Compensation Committee has engaged Radford as an independent executive compensation consultant.

•	As described further below, we have adopted stock ownership guidelines for our executive officers.

•	None of our Named Executive Officers are entitled to tax gross-ups under Sections 280G and 4999 of the Internal Revenue Code.

•	Our 2008 Incentive Plan and our 2016 Long-Term Incentive Plan prohibit repricing of stock options and stock appreciation rights without stockholder approval.

Say-on-Pay Feedback from Stockholders

The Board and the Compensation Committee value the opinions of our stockholders, and consider the outcome of the annual advisory stockholder vote on executive compensation when making future compensation decisions for our executive officers. At our 2016 annual meeting, 61% of the vote of stockholders present in person or represented by proxy and voting at the meeting approved our advisory resolution regarding the compensation of Named Executive Officers. When making its fiscal 2018 compensation decisions and determining pay programs for fiscal 2018, the Compensation Committee considered this vote. The Compensation Committee continued its regular practice of evaluating the program to reflect continued linkage between pay and Company performance and carefully considered actual compensation payouts, seeking to provide compensation that follows our compensation philosophy and meets our compensation objectives described above. In light of all pertinent considerations, the Compensation Committee believes that our compensation programs embody a pay-for-performance philosophy that is well suited for these purposes.

Overview of Compensation Program

Employment Agreements

Nancy Lurker, who became our President and Chief Executive Officer on September 15, 2016, is employed under an employment agreement with us that provides for a minimum base salary, a discretionary annual cash bonus based on the achievement of Company performance goals, discretionary equity incentives and severance payments as described further below under Termination-Based Compensation. In addition, as an inducement to her hire, Ms. Lurker was awarded restricted stock units that are eligible to vest based on our total stockholder return relative to the total stockholder returns of the companies that comprise the NASDAQ Biotechnology Index, in each case, over a three-year performance period ending on September 14, 2019, and stock options that are eligible to vest in equal annual installments on each of the first four anniversaries of the grant date based on Ms. Lurker’s continued service with us.

Dario Paggiarino, who became our Vice President, Chief Medical Officer on August 1, 2016, is employed under an offer letter agreement with us that provides for a base salary, a discretionary annual cash bonus and a grant of stock options. The offer letter also provides that Dr. Paggiarino will be eligible to enter into an employment agreement with us that will provide that if Dr. Paggiarino’s employment is terminated by us without cause or by him for good cause, then he will be entitled to receive a payment equal to 100% of his annual base salary.

Deb Jorn, who became our Executive Vice President, Corporate and Commercial Development on November 2, 2016, is employed under an employment agreement with us that provides for a minimum base salary, a discretionary annual cash bonus based on the achievement of Company and individual performance goals, discretionary equity incentives and severance payments as described further below under Termination-Based Compensation. In addition, Ms. Jorn was awarded restricted stock units that are eligible to vest based on our total stockholder return relative to the total stockholder returns of the companies that comprise the NASDAQ Biotechnology Index, in each case over a three-year performance period ending on November 1, 2019, and stock options that are eligible to vest in equal annual installments on each of the first four anniversaries of the grant date based on Ms. Jorn’s continued service with us.

Leonard Ross, our Vice President, Finance, became our principal financial officer in March 2009. As a result of his appointment, we, under the direction of the Compensation Committee, entered into an employment agreement with Mr. Ross that provides for a minimum base salary, a discretionary annual cash bonus based on the achievement of Company and individual performance goals, discretionary equity incentives and severance payments as described further below under Termination-Based Compensation.

Paul Ashton, who served as our President and Chief Executive Officer until September 14, 2016, and Lori Freedman, who served as our Vice President, Corporate Affairs and General Counsel until December 26, 2016, were both employed under employment agreements that were negotiated on an arm’s-length basis in 2006 in connection with the acquisition of Control Delivery Systems by our then Managing Director and CEO and approved by our Board. Both of these employment agreements provided for a minimum base salary, a discretionary annual cash bonus based on the achievement of Company and individual performance goals, discretionary equity incentives and severance payments. In connection with their respective terminations of employment during fiscal 2017, we entered into a separation agreement with each of Dr. Ashton and Ms. Freedman, pursuant to which they were entitled to receive certain severance payments, as described further below under Termination-Based Compensation.

The Compensation Committee consulted with Radford in determining each of Ms. Lurker’s and Ms. Jorn’s compensation in connection with each of their hirings, with Radford recommending compensation levels based on the market practices of our fiscal 2017 peer group and biopharmaceutical company chief executive officers and executive vice presidents, corporate and commercial development, respectively, hired since 2015. Based on Radford’s advice, the Compensation Committee set Ms. Lurker’s and Ms. Jorn’s base salary between the 50th and 75th percentiles relative to market practice, also taking into account the base salaries in each of their previous positions, and set each of their target annual cash bonus opportunities at the 50th percentile. Ms. Lurker’s initial option award was at the 50th percentile for new-hire option grants relative to this market group, and her initial performance stock unit award, if achieved at maximum, would put her total new-hire equity at the 75th percentile. Ms. Jorn’s initial option award was at the 50th percentile for new-hire option grants relative to this market group, and her initial performance stock unit award, if achieved at maximum, would put her total new-hire equity at the 75th percentile.

Elements of Compensation

Our executive officers were provided with the following elements of compensation in fiscal 2017:

•	Base Salary provides fixed annual compensation for performing day-to-day responsibilities. The Compensation Committee generally targets base salary at approximately the 50th percentile relative to comparable positions at our peer group companies as well as other comparable companies. The Compensation Committee considers individual and Company performance in addition to comparable peer group salaries in determining whether to make annual base salary adjustments.

•	Annual Performance Bonuses are awarded by the Compensation Committee on a discretionary basis based on the Compensation Committee’s assessment of annual performance as guided by achievement of pre-established annual Company goals set by the Compensation Committee and individual performance goals for all executive officers other than the CEO whose goals are only corporate goals as the Compensation Committee believes that the CEO’s bonus should be based on his or her ability to lead us to achieve our corporate goals. The Compensation Committee intends that salary and target annual bonuses together will generally approximate the 50th percentile of our peers for total cash compensation. Bonuses are generally payable in cash, although the Compensation Committee retains the flexibility to pay bonuses in other forms. Bonuses are designed to reward executives for their contributions to our overall performance in a given year, to encourage executives to create and protect stockholder value, and to focus executives on short-term bonus objectives that are expected to have a positive impact on our success.

•	Long-Term Equity Incentive Compensation has historically been in the form of stock options granted annually under a plan approved by our stockholders, but the Compensation Committee may also award restricted stock, restricted stock units or other equity incentives as part of our long-term equity incentive compensation. The Compensation Committee intends that over time annual long-term equity compensation will generally achieve approximately the 50th percentile of our peer group with the potential to be at up to approximately the 75th percentile in the case of outstanding individual and Company performance. The Compensation Committee compares the long-term equity incentive value of the annual grants to the long-term equity incentive value of the annual grants of the companies in our peer group, and the percentage that the annual grants represent of total pSivida shares outstanding compared to the percentage that the annual grants of the companies in our peer group represent of the total shares outstanding of such companies. The Compensation Committee also considers the annual and cumulative equity plan dilution against the companies in our peer group to evaluate whether overall equity usage is competitive and reasonable. The Compensation Committee may also consider the amount and monetary value of current equity awards outstanding, the number of equity award grants made in prior years, Company and individual performance, percentage of outstanding capital stock represented by grants, market value of our stock and competitive and other factors. Our long-term equity incentive compensation awards are designed and structured to align our executive officers’ long-term interests with those of our stockholders. Because stock options have an exercise price equal to or greater than the share price on the date of grant, they have value only when the value of our stock increases. Therefore, our executives only receive value for stock options as value is created for our stockholders. Further, because our stock options typically have a ten-year term, they provide incentives for sustained long-term performance. Our equity awards are subject to time and service-based vesting conditions, which are intended to serve as an important retention and motivation device. The Compensation Committee has also, for some equity award grants, made vesting contingent on achievement of performance conditions. Each equity award granted to Ms. Lurker and, before then, to Dr. Ashton has been approved by our stockholders consistent with the rules of the ASX.

•	Insurance and Retirement Benefits consist of health, dental, vision, life, short-term and long-term disability insurance and a 401(k) plan retirement match, and are provided to all employees. Executives do not have any benefits that are not available to other employees.

In determining target total compensation (base salary, target bonus and equity incentives), the Compensation Committee takes into account past compensation, individual performance, individual responsibility, contractual obligations, compensation practices at peer group companies and in industry surveys, compensation programs for all of our employees, the compensation of each executive officer relative to that of other executive officers and any special considerations such as recruitment, promotions, organizational changes and transitional roles, our headcount, market capitalization and stage of business development. The availability of health and welfare insurance and retirement benefits helps us maintain our competitive position in the market for executive talent, but does not form part of the basis for the Compensation Committee’s determination of total compensation of executive officers for any year, since these benefits are offered to all of our employees. We do not provide special perquisites to our executive officers.

Fiscal 2017 Executive Compensation

Compensation for our Named Executive Officers with respect to fiscal 2017 was as follows:

•	Fiscal 2017 Base Salary and Target Bonuses. For fiscal 2017, the Compensation Committee targeted base salary and total compensation of our executive officers around the 50th percentile in relation to our peer group, but limited by a maximum increase of 3% from fiscal 2016 base salaries except in the case of outstanding performance. The Compensation Committee approved the following increases in the base salaries of our Named Executive Officers for fiscal 2017: (i) Dr. Ashton’s base salary was increased to $477,405, an increase of 3.0% from his fiscal 2016 base salary; (ii) Ms. Freedman’s base salary was increased to $362,731, an increase of 3.6% from her fiscal 2016 base salary, and (iii) Mr. Ross’ base salary was increased to $262,891, an increase of 3% from his fiscal 2016 base salary. The Compensation Committee set fiscal 2017 target bonus percentages at 55% for Dr. Ashton, 35% for Ms. Freedman and 30% for Mr. Ross, each the same as in fiscal 2016.

Ms. Lurker, Dr. Paggiarino and Ms. Jorn, each of whom commenced employment with us during fiscal 2017, were entitled pursuant to their employment or letter agreements with us to a base salary of $530,000, $385,000 and $380,000, respectively. Each was also eligible for an annual cash bonus, targeted at 55% of base salary for Ms. Lurker, 35% of base salary for Dr. Paggiarino and 40% of base salary for Ms. Jorn. The Compensation Committee consulted with Radford in determining each of Ms. Lurker’s and Ms. Jorn’s compensation, with Radford recommending compensation levels based on the market practices of our fiscal 2017 peer group and biopharmaceutical company chief executive officers and executive vice presidents, corporate and commercial development, respectively, hired since 2015. The Compensation Committee set Ms. Lurker’s and Ms. Jorn’s base salary between the 50th and 75th percentiles relative to market practice, also taking into account Ms. Lurker’s and Ms. Jorn’s base salary in each of their previous positions, and set their respective target annual cash bonus opportunity at the 50th percentile.

•	Fiscal 2017 Annual Performance Bonus. The Compensation Committee determines the discretionary annual bonuses using corporate goals for all Named Executive Officers and individual performance assessments for each Named Executive Officer other than the CEO. Ms. Lurker’s target bonus opportunity is based solely on the corporate performance score because the Compensation Committee believes that the CEO’s bonus should be based on her ability to lead us to achieve its corporate goals. For each other Named Executive Officer, the target bonus opportunity is weighted 75% for corporate goals and 25% for individual performance.

Each corporate goal includes a minimum, target and maximum performance level and is assigned a percentage weighting as a portion of the overall bonus potential. The fiscal 2017 corporate goals and weightings were approved by the independent directors based on corporate goals recommended by the Compensation Committee with input from the CEO and other executive officers. The Compensation Committee set the fiscal 2017 corporate goals to motivate our executives to focus on, and achieve, our corporate strategic goals. These corporate goals were set with a reasonable level of difficulty that required our executive officers to perform at a high level in order to meet the target levels, and the likelihood of attaining even the minimum goals was not assured.

Each goal was eligible for a potential score on a performance scale of 0 to 5 depending on level of performance, as determined by the Compensation Committee, with scores at 0 and 1 for no achievement of the performance goals, 2 for achievement of minimum-level performance, 3 for achievement of target-level performance and 4 and 5 for achievement of above-target-level performance, with interpolation between these scores as determined by the Compensation Committee. The score for each goal contributed to a weighted average score based on the goal weighting percentages below. For fiscal 2017, the Board determined that the weighted average score should generally result in a payout percentage of the target bonus amount as follows:

Weighted Average Score	Payout Level (% of Target Amount)
0	0%
1	0%
2	50%
3	100%
4	110%
5	120%

These goals and weightings serve to guide the Compensation Committee in determining the amount of the bonus. The Compensation Committee has full discretion to determine the level of performance for each goal and the amount and payment of bonuses. The Compensation Committee can also exercise its discretion to modify the performance goals at any time during or after the year, to adjust the performance levels and weightings, and to determine the actual amounts and payout terms of the annual bonuses without regard to achievement of the goals and weightings. This discretion was not exercised in fiscal 2017.

The following table summarizes the fiscal 2017 corporate goals, their respective weightings and the performance score as determined by the Compensation Committee:

Corporate Goals	Goal Weighting	Performance Score
Complete Durasert three-year Uveitis Phase 3 trial enrollment by Q2 FY2017	15%	5.0
Complete Durasert three-year Uveitis Marketing Authorization Application Filing by Q3 FY2017	25%	1.0
Fluocinolone acetonide insert in vitro testing of shorter acting Durasert meeting target specs by Q4 FY2017	15%	5.0
Identify drug candidate with freedom to operate and bioerodible device by Q4 FY 2017	10%	5.0
Complete target product profile, market assessment and early clinical plan of osteoarthritis product candidate by Q3 FY 2017	5%	3.0
Complete various license and/or collaboration deals	15%	3.0
FYE 2017 cash position / access to capital	15%	2.75

Using the above predetermined weightings, the weighted average score based on the Compensation Committee’s assessment of corporate goal performance was 3.2625 out of 5.0. Based on the above payout percentage scale, this score resulted in a corporate performance achievement of 102.625%. The Compensation Committee determined to use the performance score and the predetermined payout percentages in the determination of bonuses.

The target bonus payout established for Ms. Lurker for fiscal 2017 was 55% of her annual base salary. Based on the corporate performance score of 102.625% and her target bonus payout of 55%, Ms. Lurker received a fiscal 2017 annual bonus of $299,152, equal to approximately 56.4% of her fiscal 2017 base salary.

The target bonus payout established for Ms. Jorn for fiscal 2017 was 40% of her annual base salary, weighted 75% towards corporate goals and 25% towards individual performance. The CEO recommended and the Compensation Committee approved an individual performance score of 110% for Ms. Jorn. Based on the corporate performance score of 102.625% weighted 75%, her individual performance score of 110% weighted 25% and her target bonus payout of 40%, Ms. Jorn received a fiscal 2017 annual bonus of $158,793, equal to approximately 41.8% of her fiscal 2017 base salary.

The target bonus payout established for Dr. Paggiarino for fiscal 2017 was 35% of his annual base salary, weighted 75% towards corporate goals and 25% towards individual performance. The CEO recommended and the Compensation Committee approved an individual performance score of 100% for Dr. Paggiarino. Based on the corporate performance score of 102.625% weighted 75%, his individual performance score of 100% weighted 25% and his target bonus payout of 35%, Dr. Paggiarino received a fiscal 2017 annual bonus of $137,403, equal to approximately 35.7% of his fiscal 2017 base salary.

The target bonus payout established for Mr. Ross for fiscal 2017 was 30% of his annual base salary, weighted 75% towards corporate goals and 25% towards individual performance. The CEO recommended and the Compensation Committee approved an individual performance score of 120% for Mr. Ross. Based on the corporate performance score of 102.625% weighted 75%, his individual performance score of 120% weighted 25% and his target bonus payout of 30%, Mr. Ross received a fiscal 2017 annual bonus of $84,364, equal to approximately 32.1% of his fiscal 2017 base salary.

•	Long-Term Equity Incentive Compensation Granted for Fiscal 2017. In July 2016, the Compensation Committee awarded time and service-based options to Dr. Ashton, Ms. Freedman and Mr. Ross, subject to stockholder approval in the case of Dr. Ashton. In light of Radford’s recommendations and our compensation philosophy, the Compensation Committee granted time and service-based options at the 50th percentile of our peer group for each of Dr. Ashton, Ms. Freedman and Mr. Ross with exercise prices equal to the fair market value of our stock on the date of grant as follows: 445,000 options for Dr. Ashton, subject to stockholder approval, 125,000 options for Ms. Freedman and 95,000 options for Mr. Ross. These options vest in equal installments on each of the first four anniversaries of the date of grant. Because Dr. Ashton’s employment with us terminated prior to his fiscal 2017 award receiving stockholder approval, his 445,000 options were cancelled on the date of his employment termination.

Pursuant to Ms. Lurker’s employment agreement, and as subsequently approved by our stockholders at the 2016 Annual General Meeting held on December 12, 2016 in accordance with ASX Listing Rules, Mr. Lurker received a grant of 850,000 time and service-based options and a grant of performance stock units representing the right to receive up to 500,000 shares of our common stock based on our total stockholder return relative to the total stockholder returns of the companies that comprise the NASDAQ Biotechnology Index, in each case, measured over a three-year performance period ending on September 14, 2019. Both awards were made as inducement grants within the meaning of NASDAQ Listing Rule 5635(c). Pursuant to his offer letter, Dr. Paggiarino received an award of 230,000 time and service-based options that vest in equal installments on each of the first four anniversaries of the date of grant. Pursuant to her employment agreement, Ms. Jorn received an award of 300,000 time and service-based options and performance stock units representing the right to receive up to 200,000 shares of our common stock based on our total stockholder return relative to the total stockholder returns of the companies that comprise the NASDAQ Biotechnology Index, in each case, measured over a three-year performance period ending on November 1, 2019. The Compensation Committee set Ms. Lurker’s and Ms. Jorn’s option awards at the 50th percentile for new-hire option grants relative to this market group, and their performance stock unit awards, if achieved at maximum, would put their total new-hire equity at the 75th percentile.

•	A One-Time Retention Bonus was awarded by the Compensation Committee to Mr. Ross on January 4, 2017 in the amount of $131,446, which is equal to 50% of Mr. Ross’ fiscal 2017 annual base salary. Pursuant to the retention bonus letter delivered to Mr. Ross, so long as Mr. Ross is employed by us as of December 22, 2017, or the End Date, Mr. Ross will receive (a) one-half of the amount of the one-time retention bonus in a cash lump sum (less applicable withholding and payroll taxes) in the last payroll cycle in December 2017, and (b) one-half of the amount of the one-time retention bonus in the form of restricted stock units. The number of restricted stock units that will be granted to Mr. Ross will be based upon the fair market value of our common stock on the End Date, as determined by the Compensation Committee. The restricted stock units will vest over a one-year period following the grant date and will be subject to the terms and conditions of our 2016 Incentive Plan and the applicable award agreement. The one-time retention bonus will become payable to Mr. Ross earlier than the End Date upon certain terminations of his employment or a change of control of the Company, as described below under the section entitled “Potential Payments upon Termination or Change in Control.”

Fiscal 2018 Base Salary, Bonus Target and Long-Term Equity Incentive Compensation

In March 2017, the Compensation Committee engaged Radford to conduct a new benchmarking study for fiscal 2018. In June 2017, following a review and analysis of our executive compensation program, Radford presented the Compensation Committee with a report and recommendations on executive compensation for fiscal

2018. Radford’s recommendations included a market analysis of base salaries, total cash compensation and equity compensation relative to a market consensus, or FY2018 Market Consensus, based on the peer group discussed below as well as peer data derived from the published Radford Global Life Sciences Survey representing public biotechnology and pharmaceutical companies with fewer than 150 employees, weighted equally. The Compensation Committee used Radford’s recommendations as a starting point to consider market competitiveness and ultimately set compensation after also considering individual and Company performance.

The peer group selected by the Compensation Committee for fiscal 2018 was composed of 19 public, biopharmaceutical companies selected based on a comparable business and financial profile to us, including stage of development, employee size and market value. The fiscal 2018 peer group, which had a median market cap of $150 million and median annual revenues of $2.1 million, included, Akebia Therapeutics, Alimera Sciences, Anthera Pharmaceuticals, ArQule, BioDelivery Sciences International, ChemoCentryx, Clearside BioMedical, Cumberland Pharmaceuticals, CytRx, DURECT, Edge Therapeutics, Ocular Therapeutix, Ohr Pharmaceutical, Paratek Pharmaceuticals, Proteon Therapeutics, Sunesis Pharmaceuticals, Syndax Pharmaceuticals, Tetraphase Pharmaceuticals and Zogenix. Our peer group was recommended by Radford and approved by the Compensation Committee. The fiscal 2018 peer group did not include the following eight companies used in the fiscal 2017 peer group: Aerie Pharmaceuticals, CEL-SCI, Celsion, Cytori Therapeutics, Hemispherx BioPharma, Imprimis Pharmaceuticals, Vermillion and Vical, each of which no longer had a business or a financial profile comparable to ours. The fiscal 2018 peer group added the following eight new comparator companies to the fiscal 2017 peer group: Akebia Therapeutics, ChemoCentryx, Clearside BioMedical, Edge Therapeutics, Ohr Pharmaceutical, Syndax Pharmaceuticals, Tetraphase Pharmaceuticals and Zogenix.

For fiscal 2018, the Compensation Committee targeted base salary and total compensation of our executive officers around the 50th percentile of FY2018 Market Consensus, but limited by a maximum increase of 3% from fiscal 2017 base salaries except in the case of outstanding performance. The Compensation Committee approved the following increases in the base salaries of our Named Executive Officers for fiscal 2018: (i) Ms. Lurker’s base salary was increased to $545,900, an increase of 3.0% from her fiscal 2017 base salary; (ii) Dr. Paggiarino’s base salary was increased to $396,550, an increase of 3.0% from his fiscal 2017 base salary; (iii) Ms. Jorn’s base salary was increased to $391,400, an increase of 3.0% from her fiscal 2017 base salary; and (iv) Mr. Ross’s base salary was increased to $283,923, an increase of 8% from his fiscal 2017 base salary, which included a 3% increase from Mr. Ross’s fiscal 2017 base salary and an additional 5% increase in connection with his promotion, effective July 1, 2017, to the position of Vice President, Finance and Chief Accounting Officer. The Compensation Committee set fiscal 2018 target bonus percentages at 55% for Ms. Lurker, 35% for Dr. Paggiarino, 40% for Ms. Jorn and 35% for Mr. Ross.

Radford recommended that consideration be given to utilizing a combination of stock options and restricted stock units for our fiscal 2018 long-term equity incentive compensation awards, whereas we have traditionally used only stock options in prior years. In light of Radford’s recommendations, the Compensation Committee granted a combination of time and service-based options, time and service-based restricted stock units and performance stock units at the 50th percentile of the FY2018 Market Consensus for each of its executive officers, summarized as follows:

Name	Stock Option Awards (2)	Restricted Stock Unit Awards (3)	Performance Stock Unit Awards (4)
Nancy Lurker (1)	240,000	120,000	115,000
Dario Paggiarino	60,000	30,000	25,000
Deb Jorn	90,000	45,000	35,000
Leonard S. Ross	35,000	20,000	30,000

(1)	The stock option, RSU and PSU awards to Ms. Lurker approved by the Compensation Committee are subject to approval by our stockholders at the next Annual Meeting of Stockholders under the rules of ASX.

(2)	The stock options were granted at an exercise price of $1.77 per share, the closing price of our common stock at June 27, 2017, the date of grant, and vest in equal installments on each of the first three anniversaries of the date of grant.
(3)	The RSU awards vest in equal installments on each of the first three anniversaries of the date of grant.
(4)	The performance conditions associated with the PSU awards are as follows: (a) for one third of the PSUs, upon an FDA acceptance of our NDA submission of Durasert three-year uveitis for review on or before March 31, 2018 and (b) for two-thirds of the PSUs, upon an FDA approval of Durasert three-year uveitis on or before March 31, 2019. For each performance condition that is achieved, 50% of the underlying stock units that are associated with that performance condition will vest at the achievement date and 50% will vest on the first anniversary of such date, subject to the executive officer’s continued employment with us through the applicable vesting date.

Termination-Based Compensation

Pursuant to their employment agreements or offer letters, as applicable, Ms. Lurker, Dr. Paggiarino, Ms. Jorn and Mr. Ross are, and Dr. Ashton and Ms. Freedman were, entitled to severance payments in certain circumstances described below under the section entitled “Potential Payments upon Termination or Change in Control.” In connection with their respective terminations of employment during fiscal 2017, we entered into a separation agreement with each of Dr. Ashton and Ms. Freedman, pursuant to which they were entitled to receive certain severance payments, as described below under “Potential Payments upon Termination or Change in Control.” We believe that it is important to define the relative obligations of us and these Named Executive Officers upon a termination of employment, including obtaining protection against competition and solicitation, and that severance protections assist in attracting and retaining high quality executives and in keeping them focused on their responsibilities.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, or Section 162(m), generally disallows a tax deduction for individual compensation in excess of $1.0 million in any taxable year paid to a public company’s CEO and the three other most highly compensated executive officers, other than its chief financial officer, unless the compensation qualifies as performance-based under Section 162(m). Our Board and Compensation Committee may take into consideration the potential deductibility of the compensation payable under our compensation programs as one of the factors to be considered when establishing and administering these programs. Our 2008 Incentive Plan and our 2016 Long-Term Incentive Plan are intended to permit awards that comply with the Section 162(m) exception for qualifying performance-based compensation. However, our Board or Compensation Committee may, in their judgment, authorize compensation payments that do not comply, in whole or in part, with the performance-based exemptions in Section 162(m) or that may otherwise be limited as to tax deductibility when they believe that such payments are appropriate to attract and retain executive talent. Our Board and Compensation Committee regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

Prohibition of Hedging and Pledging of our Stock

Our Insider Trading Policy prohibits our employees, including our executive officers, and directors from engaging in transactions designed to offset decreases in the market value of our stock, including certain forms of hedging and monetization transactions, such as “collars” and “prepaid variable forward contracts.” Our policy also prohibits employees, including our executive officers, and directors from pledging our securities as collateral for a loan.

Stock Ownership Guidelines

Effective September 25, 2015, our Board, upon the recommendation of the Compensation Committee, adopted stock ownership guidelines for our executive officers. These guidelines were established to further align the interests of our executive officers with those of our stockholders and to promote our commitment to sound corporate governance practices. The ownership guidelines for our executive officers are listed below:

Multiple of Base Salary
Chief Executive Officer	3x
Each Other Executive Officer covered by the Guidelines	1x

Owned shares as well as shares underlying vested stock options, to the extent such options are “in-the-money,” unvested restricted shares (including performance shares) and vested restricted shares are counted towards meeting the guidelines.

All executive officers have five years from the later of the effective date of these guidelines or their appointment as a Section 16 officer to meet these guidelines, and their stock ownership is reviewed annually by the Compensation Committee. For Ms. Lurker, Dr. Paggiarino, Ms. Jorn and Mr. Ross, the compliance deadline is September 15, 2021, August 1, 2021, November 2, 2021, and September 25, 2020, respectively, but we expect the target stock ownership levels will likely be achieved before then.

10b5-1 Plans

Each of our executive officers is required to receive the permission of our Chief Compliance Officer prior to entering into any transactions in our securities. Generally, trading is permitted only during announced trading windows. Employees subject to trading restrictions, including our Named Executive Officers, may enter into trading plans under Rule 10b5-1 of the 1934 Act, provided the plans are entered into during an open trading window and approved by Vice President, Finance (or, in the event the Vice President, Finance is seeking approval of a 10b5-1 trading plan, the Chief Executive Officer). None of our executive officers currently has a 10b5-1 plan in effect. In the future, one or more of our executive officers, and other future executive officers, may be parties to 10b5-1 plans.

Compensation Committee Processes and Procedures

The Compensation Committee is responsible for overseeing executive compensation and benefits; it administers, reviews and approves, or, as it determines appropriate, recommends to the Board, any changes in individual compensation of executive officers, general compensation policies and equity and incentive plans. The Compensation Committee has the authority to obtain advice and assistance from internal or external legal, accounting or other advisors, and to authorize payment of any such advisors.

No executive may be involved in, or present during, deliberations or voting on, his or her own compensation.

Executive Compensation

The following tables, footnotes and narratives provide information regarding the compensation, benefits and equity holdings in our company of our Named Executive Officers.

Summary Compensation Table

The following table and footnotes provide additional information concerning the compensation of our Named Executive Officers for the fiscal years ended June 30, 2017, 2016 and 2015:

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)		Total ($)
Nancy Lurker President and Chief Executive Officer	2017	421,622	725,000	715,920	299,152	25,470		2,187,164
Deb Jorn EVP, Corporate and Commercial Development	2017	252,115	297,650	466,354	158,793	9,135		1,184,047
Dario Paggiarino VP, Chief Medical Officer	2017	352,917	53,100	645,377	137,403	5,547		1,194,344
Leonard Ross VP, Finance and Chief Accounting Officer	2017	262,891	35,400	251,193	84,364	13,512		647,360
	2016	255,234	—	112,038	77,091	13,954		458,317
	2015	247,800	—	155,006	47,875	13,180		463,861
Former Executive Officers
Paul Ashton Former President and Chief Executive Officer	2017	99,459	—	—	—	580,231	(5)	679,690
	2016	463,500	—	735,038	257,219	13,784		1,469,541
	2015	463,500	—	815,528	133,836	12,888		1,425,752
Lori Freedman Former VP, Corporate Affairs, General Counsel and Company Secretary	2017	176,018	—	278,608	—	597,762	(6)	1,052,388
	2016	350,127	—	224,076	129,505	14,018		717,726
	2015	339,929	—	258,343	76,620	13,055		687,947

(1)	These amounts represent the aggregate grant date fair value of restricted stock unit awards and performance stock unit awards granted during the applicable fiscal year computed in accordance with FASB ASC Topic 718. For a more detailed discussion of the valuation model and assumptions used to calculate the fair value of each stock award, refer to Note 11 of the consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2017 filed on September 13, 2017. The grant date fair value is measured at the date of stockholder approval of the stock awards in the case of Ms. Lurker, which approval is required by ASX Listing Rules, and at the date of Compensation Committee approval of the stock awards in the case of other current Named Executive Officers. The grant date fair value of the market-based performance stock units granted to Ms. Lurker and Ms. Jorn that vest based upon a relative percentile rank of the 3-year change in the closing price of our common stock compared to that of the companies that make up the NASDAQ Biotechnology Index ($725,000 for Ms. Lurker and $218,000 for Ms. Jorn) was estimated using a Monte Carlo valuation model and represents the probable outcome of the achievement of the applicable performance conditions as of the grant date. The number of market-based performance stock units that would be earned by each executive if the maximum level of performance is achieved is 500,000 for Ms. Lurker and 200,000 for Ms. Jorn. The grant date fair value of the performance stock units granted to Ms. Jorn, Dr. Paggiarino and Mr. Ross on June 27, 2017 is zero, which represents the probable outcome of the achievement of the applicable performance conditions as of the grant date. The maximum number of such performance stock units that would be earned upon satisfaction of the applicable service and performance-based vesting conditions is 35,000 for Ms. Jorn, 25,000 for Dr. Paggiarino and 30,000 for Mr. Ross. The grant date fair value of the service-based restricted stock units granted to Ms. Jorn, Dr. Paggiarino and Mr. Ross on June 27, 2017 ($79,650 for Ms. Jorn, $53,100 for Dr. Paggiarino and $35,400 for Mr. Ross) is equal to the closing price of our common stock on the grant date ($1.77) multiplied by the number of restricted stock units granted to the Named Executive Officer.

(2)	These amounts represent the aggregate grant date fair value of option awards granted during the applicable fiscal year computed in accordance with FASB ASC Topic 718. The grant date fair value of the option awards is estimated using the Black-Scholes option pricing model. For a more detailed discussion of the assumptions used to calculate the fair value of each option award, refer to Note 11 of the consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2017 filed on September 13, 2017. The grant date fair value is measured at the date of stockholder approval in the case of Ms. Lurker and Dr. Ashton in accordance with ASX Listing Rules and at the date of Compensation Committee approval in the case of other current or former Named Executive Officers.
(3)	These amounts represent the amount of the annual performance bonus earned by the Named Executive Officer for fiscal years 2017, 2016 and 2015, as applicable.
(4)	Other than as noted below, these amounts consist of 401(k) employer matching contributions, payment of group term life insurance premiums and, in the case of Ms. Lurker for 2017, payment of $5,000 of her personal legal fees associated with the negotiation of her employment agreement with us.
(5)	In connection with Dr. Ashton’s September 14, 2016 resignations from the Board of Directors and his position of President and Chief Executive Officer, we entered into a separation agreement and release with Dr. Ashton. Under the separation agreement (i) all of Dr. Ashton’s outstanding stock options that would have vested as of the first anniversary of Dr. Ashton’s date of resignation became vested at his termination date; (ii) the exercise period for all of Dr. Ashton’s vested stock options was extended for one year; and (iii) Dr. Ashton was entitled to severance compensation totaling $568,689, which consisted of (a) one year of base salary paid in a lump sum ($477,405); (b) a pro rata fiscal 2017 maximum of non-equity incentive compensation paid in a lump sum ($65,607); and (c) one year of employee benefit costs, primarily health and dental insurance premiums ($25,677). The value associated with the accelerated vesting of certain of Dr. Ashton’s stock options ($9,733) is measured by the excess of the closing price of our common stock at the date of termination ($3.72) over the exercise price of the applicable stock options. In addition, we paid amounts on behalf of Dr. Ashton for group term life insurance and matching 401(k) plan contributions totaling $1,809 for the fiscal 2017 period through the date of termination of Dr. Ashton’s employment.
(6)	In connection with our December 12, 2016 elimination of the position of Vice President of Corporate Affairs and General Counsel, the employment of Ms. Freedman was terminated as of December 26, 2016. In accordance with the terms of Ms. Freedman’s employment agreement, we entered into a separation agreement and release, and a Cooperation Agreement, with Ms. Freedman. Under these agreements, (i) all of Ms. Freedman’s outstanding stock options that would have vested as of the first anniversary of her termination of employment became vested at her termination date; (ii) the exercise period for all of Ms. Freedman’s vested stock options was extended for a period of eighteen months through June 26, 2018; and (iii) Ms. Freedman was entitled to severance compensation totaling $592,971, which consisted of (a) one year of base salary paid in a lump sum ($362,732); (b) a pro rata fiscal 2017 maximum of non-equity incentive compensation paid in a lump sum ($74,713); (c) the higher of Ms. Freedman’s non-equity incentive compensation earned in the two fiscal years preceding fiscal 2017 paid in a lump sum ($129,505) and (d) one year of employee benefit costs, primarily health and dental insurance premiums ($26,021). There was no value associated with the accelerated vesting of certain of Ms. Freedman’s stock options as the stock option exercise prices of such option grants exceeded the $1.97 closing share price of our common stock at the termination date. In addition, we paid amounts on behalf of Ms. Freedman for group term life insurance premiums and matching 401(k) plan contributions totaling $4,791 for the fiscal 2017 period through the date of termination of Ms. Freedman’s employment.

Grants of Plan-Based Awards

The following table and footnotes provide information concerning grants of plan-based awards to our Named Executive Officers during the fiscal year ended June 30, 2017. The equity awards set forth in the following table that were granted in 2016 were issued under our 2008 Incentive Plan, except for the awards granted to Ms. Lurker, which were made as inducement grants within the meaning of NASDAQ Listing Rule 5635(c), and the equity awards that were granted in 2017 were issued under our 2016 Long-Term Incentive Plan.

Name	Grant Date	Compensation Committee Approval Date	Estimated Future Payments Under Non-Equity Incentive Plan Awards		Estimated Future Payments Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($) (8)	Grant Date Fair Value of Stock and Option Awards ($) (9)
			Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Nancy Lurker (1)
Annual Incentive Plan (2)			291,500	349,800
Stock Options (3)	12/12/16	9/15/16							850,000	3.63	715,920
Performance Stock Units (4)	12/12/16	9/15/16			100,000	300,000	500,000				725,000
Deb Jorn
Annual Incentive Plan (2)			152,000	182,400
Stock Options (3)	11/02/16								300,000	1.91	364,912
Performance Stock Units (4)	11/02/16				150,000	175,000	200,000				218,000
Stock Options (5)	06/27/17								90,000	1.77	101,442
Restricted Stock Units (6)	06/27/17							45,000			79,650
Performance Stock Units (7)	06/27/17					35,000					—
Dario Paggiarino
Annual Incentive Plan (2)			134,750	161,700
Stock Options (3)	08/01/16								230,000	3.93	577,748
Stock Options (5)	06/27/17								60,000	1.77	67,629
Restricted Stock Units (6)	06/27/17							30,000			53,100
Performance Stock Units (7)	06/27/17					25,000					—
Leonard Ross
Annual Incentive Plan (2)			78,867	94,641
Stock Options (3)	07/21/16								95,000	3.49	211,744
Stock Options (5)	06/27/17								35,000	1.77	39,449
Restricted Stock Units (6)	06/27/17							20,000			35,400
Performance Stock Units (7)	06/27/17					30,000					—
Former Executive Officers:
Paul Ashton
Annual Incentive Plan (2)			262,573	315,087
Lori Freedman
Annual Incentive Plan (2)			126,956	152,347
Stock Options (3)	07/21/16								125,000	3.49	278,608

(1)	Although the Compensation Committee approved the grant of stock options and performance stock units for Nancy Lurker, our CEO and member of our Board, on September 15, 2016, the grant date and the associated determination of the grant date fair value of each of these awards was December 12, 2016, the Annual Meeting date on which the awards were approved by our stockholders, as required of all awards granted to members of the Board pursuant to ASX listing rules. On June 27, 2017, the Compensation Committee approved additional grants of 240,000 stock options, 120,000 restricted stock units and 115,000 performance-stock units to Ms. Lurker, which have not been included in the above table because these awards are subject to stockholder approval at the next Annual Meeting date.
(2)	These amounts represent potential payouts under our annual performance bonus program with respect to fiscal 2017 performance. With respect to fiscal 2017, our Named Executive Officers were eligible to earn between 0% and 120% of their respective target bonus amounts based on the achievement of corporate performance goals and/or individual performance goals, as applicable. The annual performance bonus amounts earned by our Named Executive Officers for fiscal 2017, which are reflected in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” above, are as follows: (i) Ms. Lurker, $299,152; (ii) Ms. Jorn, $158,793; (iii) Dr. Paggiarino, $137,403; and (iv) Mr. Ross, $84,364. In the case of Dr. Ashton, whose separation from service occurred on September 14, 2017, his pro rata maximum bonus for fiscal 2017 of $65,607, which he was entitled to receive pursuant to the terms of his separation agreement with us, was included in the “All Other Compensation” column of the Summary Compensation Table. In the case of Ms. Freedman, whose separation from service occurred on December 26, 2016, her pro rata maximum bonus for fiscal 2017 of $74,713, which she was entitled to receive pursuant to the terms of her separation agreement with us, was included in the “All Other Compensation” column of the Summary Compensation Table.

(3)	These option awards (with the exception of Ms. Freedman’s) vest in four equal annual installments, commencing on the first anniversary of the date of Compensation Committee approval. Upon Mr. Freedman’s termination, 25% of the options accelerated and 75% were forfeited.
(4)	These performance stock units are market-based awards that are earned based upon a relative percentile rank of the three-year change in the closing price of our common stock compared to that of the companies that make up the NASDAQ Biotechnology Index. The number in the “Maximum” column represents the number of performance stock units granted to the executive on the applicable grant date, and is the maximum number of performance stock units that the executive may earn under the award. The executives will earn this number of units if our relative percentile rank over the three-year performance period is at or above the 90th percentile. The amount in the “Target” column represents the number of performance stock units that the executive will earn if our relative percentile rank over the three-year performance period is in the 75th percentile. The amount in the “Threshold” column represents the number of performance stock units that the executive will earn if our relative percentile rank over the three-year performance period is in the 50th percentile, which is the minimum level of performance that will still result in a portion of the performance stock units being earned by the executive. Ms. Lurker and Ms. Jorn will earn between 0% and 100% of the number of performance stock units granted to them, based upon the achievement of the performance condition over the three-year performance period. None of the performance stock units will be earned if our relative percentile rank over the three-year performance period is below the 50th percentile.
(5)	These option awards vest in three equal annual installments, commencing on the first anniversary of the date of Compensation Committee approval.
(6)	The restricted stock awards vest in three equal annual installments, commencing on the first anniversary of the date of Compensation Committee approval.
(7)	The performance conditions associated with the PSU awards are as follows: (a) for one third of the PSUs, upon FDA acceptance of our NDA submission of Durasert three-year uveitis for review on or before March 31, 2018 and (b) for two-thirds of the PSUs, upon FDA approval of Durasert three-year uveitis on or before March 31, 2019. For each performance criteria that is achieved, 50% of the underlying PSUs that are associated with that performance condition will vest at the achievement date and 50% will vest on the first anniversary of such date, subject to the executive’s continued employment with us through the applicable vesting date. The number in the “Target” column represents the number of PSUs granted to the executive on the applicable grant date, and is the number of PSUs that the executive will earn if the performance conditions are achieved and the service-based conditions are satisfied.
(8)	The exercise price reflects the closing market price of our common stock on the date of Compensation Committee approval.
(9)	The grant date fair value of stock and option awards is calculated in accordance with FASB ASC Topic 718, including valuation at the date of stockholder approval in the case of Ms. Lurker and at the date of Compensation Committee approval in the case of all other current or former Named Executive Officers.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

During fiscal years 2017, 2016 and 2015, as applicable, our Named Executive Officers were employed under employment agreements or offer letters with us, pursuant to which they each received the annual base salaries indicated in the above Summary Compensation Table. As described above in the section entitled “Compensation Discussion and Analysis—Overview of Compensation Program—Employment Agreements,” the employment agreements also provided for annual cash bonuses, discretionary stock option grants and/or other equity-based awards, as well as matching 401(k) contributions and participation in our medical, dental and life and disability insurance plans, both consistent with other U.S. employees.

We provide long-term equity incentive compensation to our employees and directors, including our Named Executive Officers, under our 2008 Incentive Plan and our 2016 Long-Term Incentive Plan. The purpose of these plans is to advance the interests of the Company by providing for the grant to participants of stock, stock-based awards and other incentive awards. Effective as of December 12, 2016, the date on which our stockholders approved the adoption of the 2016 Long-Term Incentive Plan, the Compensation Committee terminated the 2008 Incentive Plan in all respects, other than with respect to previously granted awards, which will continue in accordance with their terms. The following types of awards may be granted under the 2016 Long-Term Incentive Plan, subject to the limitations set forth in the plan: stock options; stock appreciation rights; restricted stock; unrestricted stock; stock units, including restricted stock units; performance awards; cash awards; and other awards that are convertible into or otherwise based on our common stock. The key terms of the equity awards granted to our Named Executive Officers in fiscal 2017 are described above in the sections entitled “Compensation Discussion and Analysis—Overview of Compensation Program—Fiscal 2017 Executive Compensation and Fiscal Year 2018 Base Salary, Bonus Target and Long-Term Equity Incentive Compensation.”

Outstanding Equity Awards at Fiscal Year-End

The following table and footnotes provide information concerning outstanding equity awards for our Named Executive Officers as of June 30, 2017:

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($) (11)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not yet vested ($) (11)
Name	Exercisable	Unexercisable
Nancy Lurker	—	850,000	(1)	3.63	09/15/26
									100,000	(6)	171,000
Deb Jorn	—	300,000	(2)	1.91	11/02/26
	—	90,000	(2)	1.77	06/27/27
									150,000	(7)	256,500
						45,000	(5)	76,950	35,000	(8)	59,850
Dario Paggiarino	—	230,000	(3)	3.93	08/01/26
	—	60,000	(3)	1.77	06/27/27
						30,000	(5)	51,300	25,000	(8)	42,750
Leonard Ross	40,000	—		2.85	09/11/18
	5,000	—		1.81	06/25/19
	23,800	—		3.45	07/22/20
	25,000	—		5.05	07/21/21
	24,000	—		2.14	07/18/22
	30,000	10,000	(4)	3.51	07/23/23
	22,500	22,500	(4)	4.47	07/15/24
	10,000	30,000	(4)	4.09	07/23/25
	—	95,000	(4)	3.49	07/21/26
	—	35,000	(4)	1.77	06/27/27
						20,000	(5)	34,200	30,000	(8)	51,300
Former Executive Officers:
Paul Ashton (9)	315,000	—		4.01	09/14/17
	87,380	—		3.45	09/14/17
	135,000	—		5.05	09/14/17
	104,000	—		2.14	09/14/17
	185,400	—		3.51	09/14/17
	183,750	—		4.47	09/14/17
	145,000	—		4.09	09/14/17
Lori Freedman (10)	100,000	—		2.90	06/26/18
	10,000	—		2.77	06/26/18
	71,900	—		1.81	06/26/18
	46,325	—		3.45	06/26/18
	60,000	—		5.05	06/26/18
	44,000	—		2.14	06/26/18
	70,000	—		3.51	06/26/18
	56,250	—		4.47	06/26/18
	40,000	—		4.09	06/26/18
	31,250	—		3.49	06/26/18

(1)	Ms. Lurker’s unexercisable options vest and become exercisable as follows: 850,000 in four equal annual installments commencing September 15, 2017.
(2)	Ms. Jorn’s unexercisable options vest and become exercisable as follows: 300,000 in four equal annual installments commencing November 2, 2017 and 90,000 in three equal annual installments commencing June 27, 2018.
(3)	Dr. Paggiarino’s unexercisable options vest and become exercisable as follows: 230,000 in four equal annual installments commencing August 1, 2017 and 60,000 in three equal annual installments commencing June 27, 2018.
(4)	Mr. Ross’s unexercisable options vest and become exercisable as follows: 10,000 on July 23, 2017, 22,500 in two equal annual installments commencing July 15, 2017, 30,000 in three equal annual installments commencing July 23, 2017, 95,000 in four equal annual installments commencing July 21, 2017 and 35,000 in three equal annual installments commencing June 27, 2018.
(5)	Restricted stock units vest in three equal annual installments commencing June 27, 2018.
(6)	Reflects the number of performance stock units that Ms. Lurker would earn if the threshold level of performance is achieved. The actual number of performance stock units that will vest on September 14, 2019, if any, will be determined based upon a relative percentile rank of the 3-year change in the closing price of our common stock compared to that of the companies that make up the NASDAQ Biotechnology Index.
(7)	Reflects the number of performance stock units that Ms. Jorn would earn if the threshold level of performance is achieved. The actual number of performance stock units that will vest on November 1, 2019, if any, will be determined based upon a relative percentile rank of the 3-year change in the closing price of our common stock compared to that of the companies that make up the NASDAQ Biotechnology Index.
(8)	Reflects the number of performance stock units (PSUs) that were granted to Ms. Jorn, Dr. Paggiarino and Mr. Ross, which is the number of PSUs that the executive will become vested in if the applicable service and performance-based vesting conditions are achieved. The performance conditions associated with the PSUs are as follows: (a) for one-third of the PSUs, upon FDA acceptance of our NDA submission of Durasert three-year uveitis for review on or before March 31, 2018 and (b) for two-thirds of the PSUs, upon FDA approval of Durasert three-year uveitis on or before March 31, 2019. For each performance condition that is achieved, 50% of the underlying stock units that are associated with that performance condition will vest at the achievement date and 50% will vest on the first anniversary of such date, subject to the Named Executive Officer’s continued employment with us through the applicable date.
(9)	Pursuant to the terms of Dr. Ashton’s separation agreement, the exercise period of his vested stock options was extended to September 14, 2017.
(10)	Pursuant to the terms of Ms. Freedman’s separation agreement, the exercise period of her vested stock options was extended to June 26, 2018.
(11)	The market price of unvested and unearned stock awards is calculated based on the closing price of our common stock at June 30, 2017 of $1.71, as reported on the NASDAQ Global Market.

Option Exercises and Stock Vested

The following table sets forth information regarding the number and value of stock options exercised during fiscal 2017 for each of our current and former Named Executive Officers.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Nancy Lurker	—	—	—	—
Deb Jorn	—	—	—	—
Dario Paggiarino	—	—	—	—
Leonard Ross	—	—	—	—
Former Executive Officers:
Paul Ashton	80,000	45,729	—	—
Lori Freedman	—	—	—	—

(1)	Value realized on exercise of options is calculated as the difference between the market price of the shares of common stock underlying the options on the date of exercise and the applicable option exercise price.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Non-qualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Potential Payments upon Termination or Change in Control

Our Named Executive Officers that are current executive officers have employment agreements with us that provide for potential payments in connection with termination by us without cause or their resignation for good cause. If the severance provisions in these contracts had been triggered on June 30, 2017, each such Named Executive Officer would have been entitled to payments in the following amounts:

Triggering Event / Payment	Nancy Lurker ($) (1,2,3,4)	Deb Jorn ($) (1,2,3,4)	Dario Paggiarino ($) (1,2,3,4)	Leonard Ross ($) (1,2,3,4)
Termination without Cause / Constructive Termination
Salary	530,000	190,000	—	197,168
Bonus	291,500	76,000	—	94,641
One-Time Retention Bonus	—	—	—	66,091
Medical / Dental / Life / Disability Insurance	23,723	1,932	—	26,703
Acceleration of Unvested Option Awards	—	—	—	—
Acceleration of Unvested Stock Awards	134,926	25,650	17,100	11,400

Total	980,149	293,582	17,100	396,003

Change in Control Followed by Termination
Salary	795,000	190,000	—	262,891
Bonus	437,250	76,000	—	171,732
One-Time Retention Bonus	—	—	—	66,091
Medical / Dental / Life / Disability Insurance	35,585	1,932	—	26,703
Acceleration of Unvested Option Awards	—	—	—	—
Acceleration of Unvested Stock Awards	513,000	376,200	51,300	34,200

Total	1,780,835	644,132	51,300	561,617

Change in Control without Termination
Salary	—	—	—	—
Bonus	—	—	—	—
One-Time Retention Bonus	—	—	—	66,091
Medical / Dental / Life / Disability Insurance	—	—	—	—
Acceleration of Unvested Option Awards	—	—	—	—
Acceleration of Unvested Stock Awards	513,000	299,250	—	—

Total	513,000	299,250	—	66,091

(1)	The above table assumes payments for one year or, solely for Ms. Lurker, 18 months for a termination of employment following a change in control, of medical, dental, vision, life and disability insurance premiums for Ms. Lurker and Mr. Ross, and life and disability insurance premiums only for six months for Ms. Jorn, and does not take into account potential increases in insurance premiums. The table also assumes that each of these executive officers would elect their current coverages under our employee benefit plans and would not obtain coverage from another employer. For purposes of quantifying medical, dental, vision, life and disability insurance benefits, we have applied the assumptions used for financial reporting purposes under generally accepted accounting principles. Ms. Jorn did not elect participation in our medical, dental and vision plans.

(2)	The above table values the acceleration of unvested option awards using the spread between (i) the relevant option exercise price and (ii) the closing price of our common stock on NASDAQ on June 30, 2017, which was $1.71. None of the unvested option awards were “in-the-money” as of June 30, 2017.
(3)	The above table assumes that the market-based performance stock units granted to Ms. Lurker and Ms. Jorn will vest at the target performance level (i.e., that our total stockholder return, or TSR, percentile rank will be in the 75th percentile). The actual number of performance stock units that vest will be between zero and 500,000 units (for Ms. Lurker) or 300,000 units (for Ms. Jorn), based on our TSR percentile rank determined as of the executive’s termination of employment or the change of control, as applicable.
(4)	The above table values the acceleration of unvested stock awards using the closing price of our common stock on NASDAQ on June 30, 2017, which was $1.71.

The severance arrangements of each of Ms. Lurker, Ms. Jorn, Dr. Paggiarino and Mr. Ross as of June 30, 2017 are further described in the following paragraphs. The separation agreements entered into with Dr. Ashton and Ms. Freedman in fiscal 2017 in connection with their termination of employment are further described in the following paragraphs.

Nancy Lurker

Termination of Ms. Lurker’s employment by us without “cause,” or by Ms. Lurker with “good cause” (as such terms are defined her employment agreement), would require us to pay severance to Ms. Lurker. Upon any such termination (other than in connection with a “change of control” (as defined in Ms. Lurker’s employment agreement)), Ms. Lurker would be entitled to receive (i) base salary continuation for a period of 12 months from the date of termination, payable in accordance with our normal payroll practices, (ii) one times her annual target bonus, payable in equal installments during the period of base salary continuation under clause (i) above, and (iii) provided that Ms. Lurker timely elects COBRA continuation coverage for herself and her eligible dependents, a monthly amount that equals the portion of the monthly health premiums paid by us on behalf of her and her eligible dependents immediately preceding the date that her employment terminates until the earlier of the last day of the period of Ms. Lurker’s base salary continuation or the date that Ms. Lurker and her eligible dependents become ineligible for COBRA continuation coverage pursuant to applicable law or plan terms. Additionally, (x) with respect to Ms. Lurker’s sign-on equity grant of 850,000 stock options, any unvested portion of the options held by Ms. Lurker immediately prior to her employment termination by us without cause or by Ms. Lurker with good cause that would have vested as of the second anniversary of her employment termination will vest upon any such termination, and such options would remain exercisable until the earlier of (1) three months thereafter and (2) the applicable option expiration date and (y) with respect to all other stock options held by Ms. Lurker, any unvested portion that would have vested as of the first anniversary following the date of her termination by us without cause or by Ms. Lurker with good cause will vest upon any such termination, and such options would remain exercisable until the earlier of (i) three months thereafter and (ii) the applicable option expiration date.

In the event of any such termination that occurs within 60 days prior to, or within 18 months following a change of control, Ms. Lurker would be entitled to receive (i) base salary continuation for a period of 18 months, payable in accordance with our normal payroll practices, (ii) 1.5 times her annual target bonus, payable in equal installments during the period of base salary continuation under clause (i) above, and (iii) provided that Ms. Lurker timely elects COBRA continuation coverage for herself and her eligible dependents, a monthly amount that equals the portion of the monthly health premiums paid by us on behalf of her and her eligible dependents immediately preceding the date that her employment terminates until the earlier of the last day of the period of Ms. Lurker’s base salary continuation or the date that Ms. Lurker and her eligible dependents become ineligible for COBRA continuation coverage pursuant to applicable law or plan terms. In addition, upon any such termination following a change of control, any unvested portion of Ms. Lurker’s options and any unvested restricted shares would vest and the options would become exercisable upon such termination, and such options would remain exercisable until the earlier of (i) one year thereafter and (ii) the applicable option expiration date, provided, however, that with respect to Ms. Lurker’s sign-on equity grant of 850,000 stock options, pursuant to the applicable award agreement, such termination must occur within 24 months following a change of control. Termination by us for cause or by Ms. Lurker without good cause would not require us to pay any severance to Ms. Lurker.

With respect to Ms. Lurker’s sign-on equity grant of 500,000 performance stock units, in the event of a termination of Ms. Lurker’s employment by us without cause or by Ms. Lurker with good cause, a pro-rated portion of the performance stock units, based on the number of days elapsed between September 15, 2016 and Ms. Lurker’s termination date divided by 1,095 days (the original 3-year performance period) would remain outstanding and eligible to be earned based on our total stockholder return, or TSR, relative to the companies that comprise the NASDAQ Biotechnology Index, with Ms. Lurker’s termination date serving as the last day of the performance period. In the event that a change of control occurs before the end of the three-year performance period, the performance stock units will be eligible to vest on the date of the change of control based on our TSR relative to the companies that comprise the NASDAQ Biotechnology Index, with performance measured as of the change of control.

Ms. Lurker’s right to receive the severance payments and benefits described above under her employment agreement is conditioned upon her execution and non-revocation of a separation agreement containing a general release of claims. Ms. Lurker’s employment agreement contains certain restrictive covenants, including non-disclosure of confidential information, assignment of rights to intellectual property, a non-competition covenant that runs for 12 months following her termination of employment for any reason, a non-solicitation covenant with respect to certain of our customers, vendors, suppliers and business partners that runs for 12 months following her termination of employment for any reason and a non-solicitation covenant with respect to our employees and independent contractors that runs for 12 months following her termination of employment.

Deb Jorn

Termination of Ms. Jorn’s employment by us without “cause,” or by Ms. Jorn with “good cause” (as such terms are defined in her employment agreement), would require us to pay severance to Ms. Jorn. Upon any such termination, Ms. Jorn would be entitled to receive (i) base salary continuation for a period of 12 months from the date of termination (6 months if such termination were to occur within one year of Ms. Jorn’s start date, or November 2, 2017), payable in accordance with our normal payroll practices, (ii) one times her annual target bonus (one-half the target bonus if such termination were to occur within one year of Ms. Jorn’s start date, or November 2, 2017), payable in equal installments during the period of base salary continuation under clause (i) above, and (iii) provided that Ms. Jorn timely elects COBRA continuation coverage for herself and her eligible dependents, a monthly amount that equals the portion of the monthly health premiums paid by the Company on behalf of Ms. Jorn and her eligible dependents immediately preceding the date that her employment terminates until the earlier of the last day of the period of Ms. Jorn’s base salary continuation or the date that Ms. Jorn and her eligible dependents become ineligible for COBRA continuation coverage pursuant to applicable law or plan terms. Additionally, upon any such termination that occurs after a “change of control” (as defined in Mr. Jorn’s employment agreement), any unvested portion of Ms. Jorn’s options and any unvested restricted shares would vest and the options would become exercisable upon such termination, and such options would remain exercisable until the earlier of (x) one year thereafter and (y) the applicable option expiration date, provided, however, that with respect to Ms. Jorn’s stock options, pursuant to the applicable award agreements, such termination must occur within 24 months following a change of control. Termination by us for cause or by Ms. Jorn without good cause would not require us to pay any severance to Ms. Jorn.

Ms. Jorn’s right to receive the severance payments and benefits described above under her employment agreement is conditioned upon her execution and non-revocation of a separation agreement containing a general release of claims. Ms. Jorn’s employment agreement contains certain restrictive covenants, including non-disclosure of confidential information, assignment of rights to intellectual property, a non-competition covenant that runs for 12 months following her termination of employment for any reason, a non-solicitation covenant with respect to certain of our customers, vendors, suppliers and business partners that runs for 12 months following her termination of employment for any reason and a non-solicitation covenant with respect to our employees and independent contractors that runs for 12 months following her termination of employment.

With respect to the 300,000 stock options granted to Ms. Jorn in connection with the commencement of employment and the 90,000 stock options granted to her in June 2017, any unvested portion of such options held by Ms. Jorn immediately prior to her termination of employment by us without cause or by Ms. Jorn with good cause that would have vested as of the first anniversary of her employment termination will vest upon any such termination, and such options will remain exercisable until the earlier of (i) three months thereafter and (ii) the applicable option expiration date. Additionally, if such termination occurs within 24 months following a “change of control” (as defined in the applicable award agreement), then such stock options will become fully vested upon such termination, and such options will remain exercisable until the earlier of (i) one year thereafter and (ii) the applicable option expiration date.

With respect to the 200,000 performance stock units granted to Ms. Jorn in connection with the commencement of her employment, in the event that a change of control occurs before the end of the 3-year performance period, the performance stock units will be eligible to vest on the date of the change of control based on the Company’s TSR relative to the companies that comprise the NASDAQ Biotechnology Index, with performance measured as of the change of control.

With respect to the 45,000 restricted stock units granted to Ms. Jorn in June 2017, any unvested restricted stock units held by Ms. Jorn immediately prior to her termination of employment by us without cause or by Ms. Jorn with good cause that would have vested as of the first anniversary of her employment termination will vest upon any such termination. Additionally, if such termination occurs within 24 months following a change of control, then such restricted stock units will become fully vested upon such termination.

Dario Paggiarino

With respect to the 230,000 stock options granted to Dr. Paggiarino in connection with his commencement of employment and the 60,000 stock options granted to him in June 2017, any unvested portion of such options held by Dr. Paggiarino immediately prior to his termination of employment by us without “cause” or by Dr. Paggiarino with “good cause” that would have vested as of the first anniversary of his employment termination will vest upon any such termination, and such options will remain exercisable until the earlier of (i) three months thereafter and (ii) the applicable option expiration date. Additionally, if such termination occurs within 24 months following a “change of control”, then such stock options will become fully vested upon such termination, and such options would remain exercisable until the earlier of (i) one year thereafter and (ii) the applicable option expiration date.

With respect to the 30,000 restricted stock units granted to Dr. Paggiarino in June 2017, any unvested restricted stock units held by Dr. Paggiarino immediately prior to his termination of employment by us without cause or by Dr. Paggiarino with good cause that would have vested as of the first anniversary of his employment termination will vest upon any such termination. Additionally, if such termination occurs within 24 months following a change of control, then such restricted stock units will become fully vested upon such termination.

Leonard Ross

Pursuant to his employment agreement, termination of Mr. Ross’ employment by us without “cause,” or by Mr. Ross with “good cause” (as such terms are defined in his employment agreement), would require us to pay severance to Mr. Ross. Upon any such termination (other than within 24 months of a “change of control” (as such term is defined in Mr. Ross’ employment agreement)), provided that at our election Mr. Ross remains an employee for up to nine months after notifying us of a good cause termination, Mr. Ross would be entitled to a lump sum payment equal to the sum of (i) 75% of current annual salary and (ii) a pro rata portion of the current year’s bonus, calculated based on the period from the commencement of the fiscal year until the termination date and further calculated on the assumption that all targets and formulas for determining such bonus had been met, or, if no such targets or formulas were established, calculated as a pro rata portion of the prior year’s bonus. We also would be required to provide medical, life and disability benefits to Mr. Ross for a period of one year if he so elected. Termination by us for cause or by Mr. Ross without good cause would not require us to pay any severance to Mr. Ross.

In the event of any such termination within 24 months of a change of control, Mr. Ross would be entitled to a lump sum payment equal to the sum of (i) 100% of current annual salary, (ii) an amount equal to the prior year’s bonus and (iii) a pro rata portion of the current year’s bonus, calculated based on the period from the commencement of the fiscal year until the termination date and further calculated on the assumption that all targets and formulas for determining such bonus had been met, or, if no such targets or formulas were established, calculated as a pro rata portion of the prior year’s bonus, as well as medical, life and disability benefits to Mr. Ross for a period of one year if he so elected.

Mr. Ross’ right to receive the severance payments and benefits described above under his employment agreement is conditioned upon his execution and non-revocation of a separation agreement containing a general release of claims. Mr. Ross is a party to an Employee Confidentiality, Proprietary Rights and Noncompetition Agreement with us, pursuant to which he is subject to certain restrictive covenants, including non-disclosure of confidential information, a non-recruitment of employees covenant that runs for two years following his termination of employment for any reason, and a non-competition covenant that runs for one year following his termination of employment for any reason.

Pursuant to the applicable award agreements, (x) with respect to all options held by Mr. Ross, any unvested portion that would have vested as of the first anniversary following the date of his termination of employment by us without cause or by Mr. Ross with good cause would vest upon any such termination, and such options would remain exercisable until the earlier of (1) three months thereafter and (2) the applicable option expiration date; and (y) with respect to any unvested time-based restricted stock units held by Mr. Ross that would have vested as of the first anniversary following the date of his termination of employment by us without cause or by Mr. Ross with good cause, would vest upon any such termination. In addition, upon any such termination within 24 months of a change of control, (i) any unvested portion of Mr. Ross’ options would vest and become exercisable upon such termination, and such options would remain exercisable until the earlier of (A) one year thereafter and (B) the applicable option expiration date and (ii) any unvested portion of Mr. Ross’ time-based restricted stock units would vest upon any such termination.

If Mr. Ross’ employment is terminated by us without “cause” (as defined in Mr. Ross’ retention bonus letter agreement, dated January 4, 2017), prior to December 22, 2017, then he will be entitled to receive a pro-rated portion of his one-time retention bonus amount ($131,446), based on the number of days that have elapsed between January 4, 2017 and his termination date divided by 354 days, which amount will be payable in a cash lump sum, subject to his execution and non-revocation of a general release of claims. In the event that a “covered transaction” (as defined in Mr. Ross’ retention bonus letter agreement, dated January 4, 2017) occurs prior to December 22, 2017, provided he remained actively employed by us and in good standing through the consummation of the covered transaction, we will pay Mr. Ross a pro-rated portion of his one-time retention bonus amount, based on the number of days that have elapsed between January 4, 2017 and the date of the consummation of such covered transaction, divided by 354 days, which amount will be payable in a cash lump sum.

Paul Ashton

In connection with the termination of Dr. Ashton’s employment on September 14, 2016, he was entitled to severance compensation as follows, subject to his execution and non-revocation of a general release of claims:

•	$477,405, representing a lump sum payment of one year of base salary;

•	$65,607, representing a lump sum payment of a pro rata portion of Dr. Ashton’s maximum fiscal 2017 annual incentive compensation;

•	$25,677, representing monthly payments made on Dr. Ashton’s behalf for COBRA continuation coverage for one year based upon his participation in our group insurance plans;

•	One year acceleration of vesting for all unvested stock options, which totaled 180,100 options, valued at $9,733 based on the excess, if any, of the $3.72 closing share price on the date of separation over the applicable option exercise prices; and

•	Extension of the exercise period for all vested stock options for an additional nine months beyond the three months provided for under the terms of the stock option award agreements.

Dr. Ashton is subject to certain restrictive covenants, including non-disparagement of our employees, customers, suppliers and competitors, non-disclosure of confidential information and assignment of rights to intellectual property.

Lori Freedman

In connection with the termination of Ms. Freedman’s employment on December 26, 2016, she was entitled to severance compensation as follows, subject to her execution and non-revocation of a release of claims:

•	$362,732, representing a lump sum payment of one year of base salary;

•	$74,713, representing a lump sum payment of a pro rata portion of Ms. Freedman’s maximum fiscal 2017 annual incentive compensation;

•	$129,505, representing a lump sum payment of the greater of the annual incentive compensation awards that were paid to Ms. Freedman for each of the two preceding fiscal year periods;

•	$26,021, representing monthly payments made on Ms. Freedman’s behalf for COBRA continuation coverage for one year based upon his participation in our group insurance plans;

•	One year acceleration of vesting for all unvested stock options, which totaled 87,500 options, valued at $0 because the $1.97 closing share price on the date of separation was lower than the applicable option exercise price for each such option grant; and

•	Extension of the exercise period for all vested stock options for an additional fifteen months beyond the three months provided for under the terms of the stock option award agreements.

DIRECTOR COMPENSATION

The following table and footnotes provide information regarding the compensation paid to our non-executive directors for the fiscal year ended June 30, 2017:

Name	Fees Earned or Paid in Cash ($)	Option Awards($)(1)(2)	All Other Compensation	Total ($)
David J. Mazzo	90,178	24,263	—	114,441
Michael Rogers	99,000	16,175	—	115,175
Douglas Godshall	73,178	16,175	—	89,353
James Barry	52,000	16,175	—	68,175
Jay Duker	37,242	34,900	—	72,142
Kristine Peterson	444	—	—	444

(1)	The amounts in this column reflect the grant date fair value as determined in accordance with FASB ASC Topic 718. The underlying valuation assumptions for equity awards are further disclosed in Note 11 of the audited financial statements filed with our Annual Report on Form 10-K for fiscal year 2017.
(2)	The following table shows the aggregate number of outstanding shares underlying outstanding options held by our non-executive directors as of June 30, 2017:

Name	Outstanding Option Awards
David J. Mazzo	435,000
Michael Rogers	310,000
Douglas Godshall	160,000
James Barry	80,000
Jay Duker	40,000
Kristine Peterson	—

The compensation of our non-executive directors for fiscal 2017 was:

•	annual retainer fee of $60,000 for the Board chair and $40,000 for each other Board member;

•	annual retainer fee of $20,000 for the chair and $8,000 for each other member of the Audit and Compliance Committee;

•	annual retainer fee of $12,000 for the chair and $6,000 for each other member of the Compensation Committee;

•	annual retainer fee of $8,000 for the chair and $4,000 for each other member of the Governance and Nominating Committee;

•	annual retainer fee of $8,000 for the chair and $4,000 for each other member of the Science Committee;

•	in the event a director attends more than twelve committee meetings, meeting attendance fees of $1,000 for each Board and committee meeting attended thereafter;

•	initial grant of an option to purchase 40,000 shares for a new director and annual grants of options to purchase 30,000 shares for the Board chair and 20,000 shares for other directors, all subject to stockholder approval; and

•	additional one-time retainer of $5,000 and $20,000 to Dr. Mazzo and Mr. Rogers, respectively, for services provided in connection with oversight of our financing activities.

Ms. Lurker received no additional compensation for serving as a director.

In March 2017, the Compensation Committee engaged Radford to conduct a new director benchmarking study for fiscal 2018 following a review of our director compensation program. Radford presented the Compensation Committee with a report and recommendation on director compensation for fiscal 2018. Radford’s recommendations included a market analysis of cash and equity compensation based on the peer group discussed under Executive Compensation, with target total compensation around the 50th percentile. The Compensation Committee used Radford’s recommendation as a basis to set director compensation for fiscal 2018. The Board approved cash compensation consistent with 2017 levels and increased equity compensation in line with our peer group in order to maintain competitiveness in attracting and retaining quality directors.

The Compensation Committee approved the following equity awards for fiscal 2018 to our non-executive directors, all of which are subject to approval by our stockholders at the next Annual Meeting of Stockholders under the rules of the ASX:

Name	Option Awards (#) (1,2)	Deferred Stock Unit Awards (#) (3)
David J. Mazzo	20,000	17,500
Michael Rogers	20,000	12,500
Douglas Godshall	20,000	12,500
James Barry	20,000	12,500
Jay Duker	20,000	12,500
Kristine Peterson	40,000	—

(1)	Options to purchase 20,000 shares of common stock were granted to incumbent non-executive directors with one-year cliff vesting from the date of Compensation Committee approval.

(2)	Options to purchase 40,000 shares of common stock were issued as a new director grant to Ms. Peterson, with vesting in equal installments on each of the first three anniversaries of the Compensation Committee approval date.
(3)	Deferred stock unit awards of 12,500 were awarded to each incumbent director (17,500 to the Board Chair) with one-year cliff vesting from the date of Compensation Committee approval, subject to the director’s continued service on the Board through such date. The shares of stock underlying any deferred stock units that become vested will be delivered to the director upon the earlier of (i) his or her termination of service on the Board or (ii) the occurrence of a “change of control” (as defined in the applicable award agreement) that constitutes a “change in the ownership or effective control of” the Company or “a change in the ownership of a substantial portion of the assets of” the Company, in each case as determined under Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations issued thereunder.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership

At the close of business on October 25, 2017, there were 45,018,932 shares of our common stock issued and outstanding and entitled to vote. On October 25, 2017, the closing price of our common stock as reported on the Nasdaq Global Market was $1.20 per share.

The following table sets forth certain information relating to the beneficial ownership of our common stock as of October 25, 2017 by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;

•	each of our directors;

•	each of our Named Executive Officers; and

•	all of our current directors and executive officers as a group.

Unless otherwise indicated, the address for each of the beneficial owners listed below is: c/o pSivida Corp., 480 Pleasant Street, Watertown, MA 02472, United States.

Beneficial Owner	Aggregate Number of Shares Beneficially Owned(1)	Percent of Shares Beneficially Owned
5% or Greater Beneficial Owner:
Perceptive Advisors LLC 51 Astor Place, 10th Floor New York, NY 10003	2,279,706	5.06%
Directors and Executive Officers:
David J. Mazzo	435,500	*
Nancy Lurker	269,200	*
Michael Rogers	310,000	*
Douglas Godshall	160,000	*
James Barry	80,000	*
Jay Duker	13,333	*
Kristine Peterson (2)	—	*
Dario Paggiarino	57,500	*
Deb Jorn	75,000	*
Leonard Ross	235,300	*
Paul Ashton (3)	26,781	*
Lori Freedman (4)	626,148	1.37%
All current directors and executive officers as a group (10 persons)	1,635,833	3.51%

* Represents holdings of less than 1% of our outstanding common stock

(1)	Reflects sole voting and investment power, except as indicated below. Includes shares of common stock that each of the following persons had the right to acquire on October 25, 2017 or within sixty (60) days thereafter through the exercise of stock options: Dr. Mazzo (435,000), Ms. Lurker (212,500), Mr. Rogers (310,000), Mr. Godshall (160,000), Dr. Barry (80,000), Dr. Duker (13,333), Dr. Paggiarino (57,500), Ms. Jorn (75,000), Mr. Ross (235,300) and Ms. Freedman (529,725).
(2)	Ms. Peterson joined our Board on June 27, 2017. Ms. Peterson did not hold any shares of Common Stock, nor did Ms. Peterson have the right to acquire beneficial ownership of any shares of Common Stock within sixty (60) days of October 25, 2017.
(3)	Dr. Ashton resigned as our President and Chief Executive Officer and as a member of our Board on September 14, 2016. Includes 16,781 held by the trustee of the Dr. Ashton Children’s Irrevocable Trust, as to which Dr. Ashton disclaimed beneficial ownership.
(4)	On December 12, 2016, we eliminated the position of Vice President of Corporate Affairs and General Counsel. Accordingly, effective as of December 26, 2016, Lori Freedman was no longer employed as our Vice President of Corporate Affairs, General Counsel and Company Secretary. As of June 18, 2014, which is the last date on which Ms. Freedman filed a Form 4 with the SEC with respect to shares of Common Stock, Ms. Freedman held 96,423 shares of Common Stock.

The following table sets forth information regarding our equity compensation plans as of June 30, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	6,895,685	$3.38	2,962,947
Equity compensation plans not approved by security holders	—	—	—

Total	6,895,685	$3.38	2,962,947

(1)	Consists only of outstanding stock options and excludes any forms of restricted stock units outstanding at June 30, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We maintain a written “Policy Regarding Related Person Transactions.” Under this policy, the Audit and Compliance Committee or, in time sensitive instances, the chair of the Audit and Compliance Committee, has responsibility for reviewing and approving or ratifying any transaction in which we and any of our directors, director nominees, executive officers or 5% stockholders and their immediate family members are participants, or in which such persons have a direct or indirect material interest, as provided under SEC rules. In reviewing transactions, the committee or the chair considers all of the relevant facts and circumstances, and approves only those transactions that the committee or the chair in good faith determines to be in, or not inconsistent with, the best interests of us and our stockholders. During fiscal 2017 and 2016, there were no such related-person transactions.

Director Independence

The Board has unanimously determined that Dr. Mazzo, Mr. Rogers, Mr. Godshall, Dr. Barry, Dr. Duker and Ms. Peterson are independent under applicable standards of the SEC, NASDAQ and ASX. Our other director, Ms. Lurker, serves as our President and Chief Executive Officer. Each of the Audit Committee, the Compensation Committee, the Governance and Nominating Committee and the Science Committee is comprised entirely of independent directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte & Touche LLP, or Deloitte, was our independent registered public accounting firm for fiscal 2017.

Accounting Fees and Services

The following table sets forth the total fees paid to Deloitte and its affiliates with respect to fiscal 2017 and 2016:

	Fiscal Year Ended June 30,
	2017	2016
	(In thousands)
Audit fees(1)	$404	$425
Audit-related fees(2)	48	77
Tax fees(3)	66	54
All other fees(4)	3	3

	$521	$559

(1)	Audit fees relate to professional services rendered in connection with the annual audit of our consolidated financial statements and internal control over financial reporting, the reviews of the condensed consolidated financial statements performed in connection with each of our Quarterly Reports on Form 10-Q and the statutory audit of our wholly-owned United Kingdom subsidiary.
(2)	These are fees for assurance and related services that are reasonably related to performance of the audit and review of our financial statements, and which are not reported under “Audit fees”. These services in fiscal 2017 were related to a comfort letter in connection with establishing our ATM program in February 2017 and review of our Form S-8 registration statement. These services in fiscal 2016 were related to a comfort letter in connection with our underwritten public offering in January 2016 and review of our Form S-3 shelf registration statement filed in November 2015.
(3)	Tax fees paid to Deloitte for fiscal 2017 and 2016 were related to the preparation of various corporate tax returns as well as tax advice.
(4)	All other fees relate to a subscription to Deloitte’s on-line accounting research database.

Our policies require the Audit and Compliance Committee to pre-approve all audit and permitted non-audit services provided by the independent registered public accounting firm, including engagement fees and terms. The Audit and Compliance Committee may delegate pre-approval authority to one or more of its members, who will report any pre-approval decisions to the full committee at its next scheduled meeting, but may not delegate pre-approval authority to members of management. The Audit and Compliance Committee may approve only those non-audit services classified as “all other services” that it believes to be routine and recurring services, to be consistent with SEC rules and to not impair the auditor’s independence with respect to us. The Audit and Compliance Committee reviewed and pre-approved all audit services and permitted non-audit services performed during fiscal 2017 and 2016.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS

(a)(1) Financial Statements

See “Index to Financial Statements” at Item 8 to the Initial Form 10-K.

(a)(2) Financial Statement Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in our Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

	Articles of Incorporation and By-Laws

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1

3.2	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	10-K	09/13/17	3.2

3.2	By-Laws of pSivida Corp.	8-K	07/19/12	3.1

	Instruments Defining the Rights of Security Holders

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1

	Material Contracts—Management Contracts and Compensatory Plans

10.1	Employment Agreement between pSivida Corp. and Nancy Lurker, dated September 15, 2016	10-Q	11/08/16	10.1

10.2	Amended and Restated Performance-Based Restricted Stock Unit Award Agreement, dated December 21, 2016, by and between pSivida Corp. and Nancy Lurker	8-K	12/23/16	10.1

10.3	Nonstatutory Stock Option Inducement Award granted to Nancy Lurker, subject to shareholder approval, with effect from September 15, 2016	10-Q	11/08/16	10.3

10.4	Employment Agreement between pSivida Corp. and Deb Jorn, dated November 2, 2016	10-Q	11/08/16	10.4

10.5	Amended and Restated Performance-Based Restricted Stock Unit Award Agreement, dated December 21, 2016, by and between pSivida Corp. and Deb Jorn	8-K	12/23/16	10.2

10.6	Nonstatutory Stock Option granted to Deb Jorn on November 2, 2016	10-Q	11/08/16	10.6

10.7	Employment Agreement, between pSivida Corp and Leonard S. Ross, dated December 17, 2010	8-K	12/21/10	10.1

10.8	Option Amendment Agreement, between pSivida Corp. and Leonard S. Ross, dated December 17, 2010	8-K	12/21/10	10.2

10.9	Retention Bonus Letter, dated January 5, 2017, by and between pSivida Corp. and Leonard Ross	8-K	01/10/17	10.1

10.10	Employment Agreement, between pSivida Corp. and Dario Paggiarino, dated July 7, 2016	10-K	09/13/17	10.10

10.11	Separation Agreement between pSivida Corp. and Paul Ashton, dated September 20, 2016	10-Q	11/08/16	10.7

10.12	Cooperation Agreement dated December 25, 2016, by and between pSivida Corp. and Lori Freedman	8-K	12/30/16	10.1

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

	Material Contracts—Management Contracts and Compensatory Plans (continued)

10.13	2008 Equity Incentive Plan, as amended on November 19, 2009	10-K	09/10/15	10.6

10.14 +	Form of Stock Option Certificate for grants to executive officers under the pSivida Corp. 2008 Incentive Plan	8-K	09/10/08	10.1

10.15	pSivida Corp. 2016 Long Term Incentive Plan, as amended	10-Q	02/09/17	4.1

10.16 +	Form of Indemnification Agreement between pSivida Corp. and its officers and directors	10-Q	11/08/16	10.8

10.17	pSivida Short Term Incentive Plan	8-K	06/30/17	10.1

10.18 +	Form of Restricted Stock Unit Award for grants to executive officers under the pSivida Corp. 2016 Long Term Incentive Plan, as amended	10-K	09/13/17	10.18

10.19 +	Form of Performance-Based Stock Unit Award for grants under the pSivida Corp. 2016 Long Term Incentive Plan, as amended	10-K	09/13/17	10.19

	Material Contracts—Leases

10.20	Lease Agreement between pSivida Corp. and Farley White Aetna Mills, LLC dated November 1, 2013	10-Q	11/13/13	10.1

	Material Contracts—License and Collaboration Agreements

10.21 #	Amended and Restated License Agreement between Control Delivery Systems, Inc. and Bausch & Lomb Incorporated dated December 9, 2003, as amended on June 28, 2005	20-F	01/18/06	4.12

10.22 #	Second Amendment to Amended and Restated License Agreement between pSivda US, Inc. and Bausch & Lomb dated August 1, 2009	10-K	09/25/09	10.13

10.23 #	Second Amended and Restated Collaboration Agreement by and between pSivida US Inc. and Alimera Sciences, Inc. dated July 10, 2017	10-K	09/13/17	10.23

10.24 #	Amended and Restated Collaborative Research and License Agreement, dated as of June 14, 2011, by and among pSivida Corp, pSivida US, Inc., pSiMedica Limited and Pfizer, Inc.	10-K/A	12/27/11	10.13

10.25	Agreement, dated April 11, 2017, by and between pSivida Corp., pSiMedica Limited and Pfizer, Inc.	10-K	09/13/17	10.25

	Material Contracts—Other Agreements

10.26	At Market Issuance Sales Agreement, dated February 8, 2017, by and between pSivida Corp. and FBR Capital Markets & Co.	8-K	02/08/17	10.1

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

	Other Exhibits

21.1	Subsidiaries of pSivida Corp.	10-K	09/13/17	21.1

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP	10-K	09/13/17	23.1

31.1 (a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2 (a)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	09/13/17	32.1

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	09/13/17	32.2

101	The following materials from pSivida Corp.‘s Annual Report on Form 10- K for the year ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2017 and 2016; (ii) Consolidated Statements of Comprehensive (Loss) Income for the years ended June 30, 2017, 2016 and 2015; (iii) Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2017, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2017, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.	10-K	09/13/17	101

#	Confidential treatment has been granted for portions of this exhibit
+	The final versions of documents denoted as “form of” have been omitted pursuant to Rule 12b-31. Such final versions are substantially identical in all material respects to the filed versions of such documents, provided that the name of the investor, and the investor’s and/or the Company’s signatures are included in the final versions.
(a)	Filed herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSIVIDA CORP.

By:	/s/ Nancy Lurker
Nancy Lurker
President and Chief Executive Officer

Date:	October 30, 2017