Form 10-Q
period 2017-09-30
pSivida Corp.
filed 2017-11-08
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

There were 45,256,999 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 7, 2017.

PSIVIDA CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	September 30,	June 30,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$11,833	$16,898
Accounts and other receivables	287	251
Prepaid expenses and other current assets	427	591

Total current assets	12,547	17,740
Property and equipment, net	337	313
Intangible assets, net	184	364
Other assets	109	110
Restricted cash	150	150

Total assets	$13,327	$18,677

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,756	$1,016
Accrued expenses	2,513	4,224
Deferred revenue	10	50

Total current liabilities	4,279	5,290
Deferred rent	47	51

Total liabilities	4,326	5,341

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 120,000,000 shares authorized, 40,200,783 and 39,356,999 shares issued and outstanding at September 30, 2017 and June 30, 2017, respectively	40	39
Additional paid-in capital	324,927	323,284
Accumulated deficit	(316,803)	(310,820)
Accumulated other comprehensive income	837	833

Total stockholders’ equity	9,001	13,336

Total liabilities and stockholders’ equity	$13,327	$18,677

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended September 30,
	2017	2016
Revenues:
Collaborative research and development	$140	$34
Royalty income	245	243

Total revenues	385	277

Operating expenses:
Research and development	3,819	4,178
General and administrative	2,572	3,285

Total operating expenses	6,391	7,463

Loss from operations	(6,006)	(7,186)
Interest and other income	23	24

Net loss	$(5,983)	$(7,162)

Net loss per common share:
Basic and diluted	$(0.15)	$(0.21)

Weighted average common shares:
Basic and diluted	39,430	34,175

Net loss	$(5,983)	$(7,162)

Other comprehensive income (loss):
Foreign currency translation adjustments	4	(15)
Net unrealized gain on marketable securities	—	1

Other comprehensive income (loss)	4	(14)

Comprehensive loss	$(5,979)	$(7,176)

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of	Par Value	Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at July 1, 2016	34,172,919	$34	$312,208	$(292,335)	$852	$20,759
Net loss	—	—	—	(7,162)	—	(7,162)
Other comprehensive loss	—	—	—	—	(14)	(14)
Exercise of stock options	4,080	—	9	—	—	9
Stock-based compensation	—	—	734	—	—	734

Balance at September 30, 2016	34,176,999	$34	$312,951	$(299,497)	$838	$14,326

Balance at July 1, 2017	39,356,999	$39	$323,284	$(310,820)	$833	$13,336
Net loss	—	—	—	(5,983)	—	(5,983)
Other comprehensive income	—	—	—	—	4	4
Issuance of stock, net of issue costs	843,784	1	962	—	—	963
Stock-based compensation	—	—	681	—	—	681

Balance at September 30, 2017	40,200,783	$40	$324,927	$(316,803)	$837	$9,001

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,983)	$(7,162)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization of intangible assets	182	183
Depreciation of property and equipment	39	6
Stock-based compensation expense	681	734
Amortization of bond (discount) premium on marketable securities	—	(5)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	129	8
Accounts payable and accrued expenses	(972)	(240)
Deferred revenue	(40)	(8)
Deferred rent	(4)	(2)

Net cash used in operating activities	(5,968)	(6,486)

Cash flows from investing activities:
Purchases of marketable securities	—	(2,053)
Maturities of marketable securities	—	7,500
Purchases of property and equipment	(64)	—
Proceeds from sale of property and equipment	—	33

Net cash (used in) provided by investing activities	(64)	5,480

Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	963	—
Proceeds from exercise of stock options	—	9

Net cash provided by financing activities	963	9

Effect of foreign exchange rate changes on cash and cash equivalents	4	(8)

Net decrease in cash and cash equivalents	(5,065)	(1,005)
Cash and cash equivalents at beginning of period	16,898	15,313

Cash and cash equivalents at end of period	$11,833	$14,308

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Operations and Basis of Presentation

The accompanying condensed consolidated financial statements of pSivida Corp. and subsidiaries (the “Company”) as of September 30, 2017 and for the three months ended September 30, 2017 and 2016 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (“fiscal 2017”). In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended June 30, 2017, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods indicated. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year or any future period.

The Company develops sustained-release drug delivery products primarily for the treatment of chronic eye diseases. The Company’s approved products and product candidates deliver drugs at a controlled and steady rate for months or years. The Company has developed three of only four sustained-release products approved by the U.S. Food and Drug Administration (“FDA”) for treatment of back-of-the-eye diseases. Durasert™ three-year non-erodible fluocinolone acetonide (“FA”) insert for posterior segment uveitis (“Durasert three-year uveitis”), the Company’s lead product candidate, has an expected new drug application (“NDA”) filing date in late December 2017 or early January 2018, and ILUVIEN® for diabetic macular edema (“DME”), the Company’s lead licensed product, is sold by Alimera Sciences, Inc. (“Alimera”) directly in the U.S. and three European Union (“EU”) countries. Retisert®, an earlier generation product approved in 2005 by the FDA for the treatment of posterior segment uveitis, is sold in the U.S. by Bausch & Lomb Incorporated (“Bausch & Lomb”). The Company’s development programs are focused primarily on developing sustained release products that utilize its Durasert technology platform to deliver approved drugs to treat chronic diseases. The Company’s strategy includes developing products independently while continuing to leverage its technology platforms through collaborations and license agreements.

Durasert three-year uveitis, the Company’s most advanced development product candidate, is designed to treat chronic non-infectious uveitis affecting the posterior segment of the eye (“posterior segment uveitis”) for three years from a single administration. Injected into the eye in an office visit, this product candidate is a tiny micro-insert that delivers a micro-dose of a corticosteroid to the back of the eye on a sustained constant (zero order release) basis. The Company is developing Durasert three-year uveitis independently.

Both Phase 3 clinical trials investigating Durasert three-year uveitis met their primary efficacy endpoint of prevention of recurrence of disease through six months with statistical significance (p < 0.001, intent to treat analysis) and with safety data consistent with the known effects of ocular corticosteroid use. The same statistical significance for efficacy and encouraging safety results was maintained through 12 months of follow-up for the first Phase 3 clinical trial, and read-out at 12 months of follow-up for the second Phase 3 trial is expected in the first half of calendar 2018. The Company plans to file an NDA with the FDA in late December 2017 or early January 2018. In Europe, the Company filed a marketing authorization application (“MAA”) in June 2017 and subsequently withdrew the application after out-licensing the European rights for Durasert three-year uveitis to Alimera. Alimera plans to submit the Durasert three-year uveitis data under its existing ILUVIEN MAA and, if approved, to commercialize the uveitis indication under the ILUVIEN trademark.

ILUVIEN is an injectable, sustained-release micro-insert that provides three years of treatment of DME from a single injection. ILUVIEN is based on the same technology as the Durasert three-year uveitis insert and delivers the same corticosteroid, FA. ILUVIEN was developed in collaboration with, and is licensed to and sold by Alimera. ILUVIEN has been sold directly in the United Kingdom (“U.K.”) and Germany since 2013 and in the U.S. and Portugal since 2015, and also has marketing approvals in 14 other European countries. Alimera has sublicensed distribution, regulatory and reimbursement matters for ILUVIEN in Australia and New Zealand, Canada, Italy, Spain, France and numerous countries in the Middle East.

The Company’s development programs are focused primarily on developing sustained release drug products using its proven Durasert technology platform to deliver small molecule drugs to treat uveitis, wet age-related macular degeneration, glaucoma, osteoarthritis and other diseases. A sustained release implant, surgically administered in an outpatient procedure, delivering a corticosteroid to treat pain associated with severe knee osteoarthritis, was jointly developed by the Company and Hospital for Special Surgery and is currently being evaluated in an investigator-sponsored safety and tolerability study.

The Company has financed its operations primarily from sales of equity securities and the receipt of license fees, milestone payments, research and development funding and royalty income from its collaboration partners. The Company has a history of operating losses and, to date, has not had significant recurring cash inflows from revenue. The Company’s anticipated recurring use of cash to fund operations in combination with no probable source of additional capital raises substantial doubt about its ability to continue as a going concern for one year from the issuance of its financial statements. The Company believes that its cash and cash equivalents of $11.8 million at September 30, 2017, together with subsequent gross cash proceeds of approximately $6.2 million received from additional utilization of its at-the-market (“ATM”) equity program (refer to Note 7) and expected proceeds from existing collaboration agreements, will enable the Company to maintain its current and planned operations (including its two Durasert three-year uveitis Phase 3 clinical trials) through approximately the second quarter of calendar year 2018. In order to extend the Company’s ability to fund its operations beyond then, including its planned commercial launch of Durasert three-year uveitis in the U.S. if approved by the FDA, management’s plans include accessing additional equity financing from the sale of its common stock through an underwritten public offering, its ATM program or other financing transactions and/or, as applicable, reducing or deferring operating expenses. On November 3, 2017, the Company filed a preliminary proxy statement with the SEC in connection with its annual meeting of stockholders to be held on December 15, 2017, which includes proposals to (i) ratify the ATM sales pursuant to Australian Securities Exchange (“ASX”) Listing Rule 7.4 in order to refresh the Company’s capacity to issue shares of common stock up to 15% of the Company’s issued capital without prior stockholder approval pursuant to ASX Listing Rule 7.1 and (ii) approve the issuance of equity securities up to an additional 10% of the Company’s issued capital which, if approved, would permit the Company to issue up to 25% of its issued and outstanding capital without any further stockholder approval in the next 12 months, unless such stockholder approval is required by applicable law, the rules of the ASX or the rules of another stock exchange on which the Company’s securities may be listed at the time. The timing and extent of the Company’s implementation of these plans is expected to depend on the amount and timing of cash receipts from existing or any future collaboration or other agreements and/or proceeds from any financing transactions. There is no assurance that the Company will receive significant revenues from the commercialization of ILUVIEN or financing from any other sources.

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

Alimera

Under a collaboration agreement with Alimera, as amended in March 2008 (the “Prior Alimera Agreement”), the Company licensed to Alimera the rights to develop, market and sell certain product candidates, including ILUVIEN, and Alimera assumed all financial responsibility for the development of licensed products. In addition, the Company was entitled to receive 20% of any net profits (as defined) on sales of each licensed product (including ILUVIEN) by Alimera, measured on a quarter-by-quarter and country-by-country basis. Alimera could recover 20% of previously incurred and unapplied net losses (as defined) for commercialization of each product in a country, but only by an offset of up to 4% of the net profits earned in that country each quarter, reducing the Company’s net profit share to 16% in each country until those net losses were recouped. In the event that Alimera sublicensed commercialization in any country, the Company was entitled to 20% of royalties and 33% of non-royalty consideration received by Alimera, less certain permitted deductions. The Company is also entitled to reimbursement of certain patent maintenance costs with respect to the patents licensed to Alimera.

Because the Company has no remaining performance obligations under the Prior Alimera Agreement, all amounts received from Alimera are generally recognized as revenue upon receipt or at such earlier date, if applicable, on which any such amounts are both fixed and determinable and reasonably assured of collectability. In instances when payments are received and subject to a contingency, revenue is deferred until such contingency is resolved.

Revenue under the Prior Alimera Agreement totaled $90,000 and $20,000 for the three months ended September 30, 2017 and 2016, respectively. In addition to patent fee reimbursements in both periods, the Company received $50,000 of net profits in the three months ended September 30, 2017 attributable to the fourth quarter of fiscal 2017.

On July 10, 2017, the Company entered into a further amended and restated collaboration agreement (the “Amended Alimera Agreement”), pursuant to which the Company (i) licensed its Durasert three-year uveitis product candidate to Alimera for Europe, the Middle East and Africa (“EMEA”) and (ii) converted the net profit share arrangement for each licensed product (including ILUVIEN) to a sales-based royalty on a calendar quarter basis commencing July 1, 2017, with payments from Alimera due 60 days following the end of each quarter.

Sales-based royalties start at the rate of 2%. Commencing January 1, 2019 (or earlier under certain circumstances), the sales-based royalty will increase to 6% on aggregate calendar year net sales up to $75 million and to 8% on any calendar year sales in excess of $75 million. Alimera’s share of contingently recoverable accumulated ILUVIEN commercialization losses under the original net profit share arrangement, capped at $25 million, are to be reduced as follows: (i) $10.0 million was cancelled in lieu of an upfront license fee on the effective date of the Amended Alimera Agreement; (ii) for calendar years 2019 and 2020, 50% of earned sales-based royalties in excess of 2% will be offset against the quarterly royalty payments otherwise due from Alimera; (iii) on January 1, 2020, another $5 million will be cancelled, provided, however, that such date of cancellation may be extended under certain circumstances related to Alimera’s regulatory approval process for ILUVIEN for posterior uveitis, with such extension, if any, subject to mutual agreement by the parties; and (iv) commencing in calendar year 2021, 20% of earned sales-based royalties in excess of 2% will be offset against the quarterly royalty payments due from Alimera until such time as the balance of the original $25 million of recoverable commercialization losses has been fully recouped.

The Company subsequently withdrew its previously filed EU marketing approval application and its EU orphan drug designation for posterior uveitis, and Alimera is responsible for filing a Type II variation for ILUVIEN for the treatment of posterior segment uveitis in select countries in the EU where ILUVIEN is currently approved for the treatment of DME. Delays by Alimera in filing Type II variations in designated EU countries may, under certain circumstances, result in quarterly financial penalty payments by Alimera to the Company.

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

The estimated selling price of the combined deliverables under the Restated Pfizer Agreement of $6.7 million was partially recognized as collaborative research and development revenue over the estimated performance period using the proportional performance method with costs associated with developing the Latanoprost Product reflected in operating expenses in the period in which they have been incurred. No collaborative research and development revenue was recorded during the three months ended September 30, 2016.

On October 25, 2016, the Company notified Pfizer that it had discontinued development of the Latanoprost Product, which provided Pfizer a 60-day option to acquire a worldwide license in return for a $10.0 million payment and potential sales-based royalties and development, regulatory and sales performance milestone payments. Pfizer did not exercise its option and the Restated Pfizer Agreement automatically terminated on December 26, 2016. The remaining deferred revenue balance of $5.6 million was recognized as revenue in the three-month period ended December 31, 2016. Provided that the Company did not conduct any research and development of the Latanoprost Product through calendar 2017, the Company retained the right thereafter to develop and commercialize the Latanoprost Product on its own or with a partner. By letter agreement effective as of April 11, 2017, Pfizer officially waived that restriction.

Pfizer owned approximately 4.6% of the Company’s outstanding common stock at September 30, 2017.

Bausch & Lomb

Pursuant to a licensing and development agreement, as amended, Bausch & Lomb has a worldwide exclusive license to make and sell Retisert in return for royalties based on sales. Royalty income totaled $245,000 and $243,000 for the three months ended September 30, 2017 and 2016, respectively. Accounts receivable from Bausch & Lomb totaled $246,000 at each of September 30, 2017 and June 30, 2017.

OncoSil Medical

The Company entered into an exclusive, worldwide royalty-bearing license agreement in December 2012, amended and restated in March 2013, with OncoSil Medical UK Limited (f/k/a Enigma Therapeutics Limited), a wholly owned subsidiary of OncoSil Medical Ltd (“OncoSil”) for the development of BrachySil, the Company’s BioSilicon product candidate for the treatment of pancreatic and other types of cancer. The Company received an upfront fee of $100,000 and is entitled to 8% sales-based royalties, 20% of sublicense consideration and milestone payments based on aggregate product sales. OncoSil is obligated to pay an annual license maintenance fee of $100,000 by the end of each calendar year, the most recent of which was received in December 2016. For each calendar year commencing with 2014, the Company is entitled to receive reimbursement of any patent maintenance costs, sales-based royalties and sub-licensee sales-based royalties earned, but only to the extent such amounts, in the aggregate, exceed the $100,000 annual license maintenance fee. The Company has no consequential performance obligations under the OncoSil license agreement and, accordingly, any amounts to which the Company is entitled under the agreement are recognized as revenue on the earlier of receipt or when collectability is reasonably assured. There was no revenue related to the OncoSil agreement in either of the three-month periods ended September 30, 2017 and 2016. As of September 30, 2017, no deferred revenue was recorded for this agreement.

Evaluation Agreements

The Company from time to time enters into funded agreements to evaluate the potential use of its technology systems for sustained release of third party drug candidates in the treatment of various diseases. Consideration received is generally recognized as revenue over the term of the feasibility study agreement. Revenue recognition for consideration, if any, related to a license option right is assessed based on the terms of any such future license agreement or is otherwise recognized at the completion of the evaluation agreement. Revenues under evaluation agreements totaled $50,000 and $8,000 for the three-months ended September 30, 2017 and 2016, respectively. Deferred revenue for these agreements totaled $10,000 and $50,000 at September 30, 2017 and June 30, 2017, respectively. The Company received $750,000 in October 2017 in connection with a new feasibility study agreement.

3.	Intangible Assets

The reconciliation of intangible assets for the three months ended September 30, 2017 and for the year ended June 30, 2017 was as follows (in thousands):

	Three Months Ended	Year Ended
	September 30, 2017	June 30, 2017
Patented technologies
Gross carrying amount at beginning of period	$35,610	$36,196
Foreign currency translation adjustments	589	(586)

Gross carrying amount at end of period	36,199	35,610

Accumulated amortization at beginning of period	(35,246)	(35,094)
Amortization expense	(182)	(724)
Foreign currency translation adjustments	(587)	572

Accumulated amortization at end of period	(36,015)	(35,246)

Net book value at end of period	$184	$364

The Company amortizes its intangible assets with finite lives on a straight-line basis over their respective estimated useful lives. Amortization of intangible assets totaled $182,000 and $183,000 for the three months ended September 30, 2017 and 2016, respectively. The carrying value of intangible assets at September 30, 2017 of $184,000 (approximately $133,000 attributable to the Durasert technology and $51,000 attributable to the Tethadur technology) is expected to be amortized on a straight-line basis over the remaining estimated useful life of 3 months.

4.	Fair Value Measurements

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At September 30, 2017 and June 30, 2017, substantially all of the Company’s interest-bearing cash equivalent balances were concentrated in one U.S. Government money market fund that has investments consisting primarily of U.S. Government Agency debt, U.S. Treasury Repurchase Agreements and U.S. Government Agency Repurchase Agreements. These deposits may be redeemed upon demand and, therefore, generally have minimal risk.

The Company’s cash equivalents are classified within Level 1 on the basis of valuations using quoted market prices. The following tables summarize the Company’s assets carried at fair value measured on a recurring basis at September 30, 2017 and June 30, 2017 by valuation hierarchy (in thousands):

	September 30, 2017
		Quoted prices in	Significant other	Significant
	Total carrying	active markets	observable inputs	unobservable inputs
	value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$10,546	$10,546	$—	$—

	$10,546	$10,546	$—	$—

	June 30, 2017
		Quoted prices in	Significant other	Significant
	Total carrying	active markets	observable inputs	unobservable inputs
	value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$13,521	$13,521	$—	$—

	$13,521	$13,521	$—	$—

5.	Accrued Expenses

Accrued expenses consisted of the following at September 30, 2017 and June 30, 2017 (in thousands):

	September 30, 2017	June 30, 2017
Clinical trial costs	$1,310	$1,984
Personnel costs	749	1,632
Professional fees	424	590
Other	30	18

	$2,513	$4,224

In January 2017, the Company entered into retention bonus agreements with five employees. Under these agreements, subject to continuing employment (a) cash payments totaling $320,000 will be made on December 22, 2017 and (b) restricted stock units (“RSUs”) of an equal value will be granted at that date with a one-year vesting period. Included in personnel costs in the above table were $240,000 and $160,000 at September 30, 2017 and June 30, 2017, respectively, representing pro rata accrual of the cash bonus component.

6.	Restructuring

In July 2016, the Company announced its plan to consolidate its research and development activities in its U.S. facility. Following employee consultations under local U.K. law, the Company determined to close its U.K. research facility and terminated the employment of its U.K. employees. The U.K. facility lease, set to expire on August 31, 2016, was extended through November 30, 2016 to facilitate an orderly transition and the required restoration of the premises. A summary reconciliation of the restructuring costs for the three months ended September 30, 2016 is as follows (in thousands):

	Balance at June 30, 2016	Charged to Expense	Payments	Balance at September 30, 2016
Termination benefits	$118	$273	$(391)	$—
Facility closure	40	57	(44)	53
Other	29	106	(80)	55

	$187	$436	$(515)	$108

The Company recorded approximately $436,000 of restructuring costs during the three months ended September 30, 2016. These costs consisted of (i) $273,000 of additional employee severance for discretionary termination benefits upon notification of the affected employees in accordance with ASC 420, Exit or Disposal Cost Obligations; and (ii) $163,000 of professional fees, travel and lease extension costs.

In addition, for the three months ended September 30, 2016, the Company recorded $99,000 of non-cash stock-based compensation expense in connection with the extension of the exercise period for all vested stock options held by the U.K. employees at July 31, 2016 and a $133,000 credit to stock-based compensation expense to account for forfeitures of all non-vested stock options at that date.

The Company paid all of the restructuring costs associated with the plan of consolidation as of March 31, 2017.

7.	Stockholders’ Equity

In February 2017, the Company entered into an ATM program pursuant to which, under its Form S-3 shelf registration statement, the Company may, at its option, offer and sell shares of its common stock from time to time for an aggregate offering price of up to $20.0 million. The Company will pay the sales agent a commission of up to 3.0% of the gross proceeds from the sale of such shares. The Company’s ability to sell shares under the ATM program is subject to ASX listing rules, as defined, limiting the number of shares the Company may issue in any 12-month period without stockholder approval, as well as other applicable rules and regulations of the ASX and NASDAQ Global Market.

During the three months ended September 30, 2017, the Company sold 843,784 shares of common stock under the ATM program at a weighted average price of $1.24 per share for gross proceeds of approximately $1.0 million. Share issue costs, including sales agent commissions, totaled $81,000.

From October 1, 2017 through November 7, 2017, the Company sold an additional 5,056,216 shares of common stock at a weighted average price of $1.23 per share for gross proceeds of approximately $6.2 million under its ATM program. On account of the ASX listing rules noted above, and after aggregating all of the shares sold under the ATM program from July 2017 through November 7, 2017, the Company may not issue additional shares of common stock without obtaining stockholder approval of any further issuances of common stock during the ensuing 12-month period.

On November 3, 2017, the Company filed a preliminary proxy statement with the SEC in connection with its annual meeting of stockholders to be held on December 15, 2017, which includes proposals to (i) ratify the ATM sales pursuant to ASX Listing Rule 7.4 in order to refresh the Company’s capacity to issue shares of common stock up to 15% of the Company’s issued capital without prior stockholder approval pursuant to ASX Listing Rule 7.1 and (ii) approve the issuance of additional equity securities up to an additional 10% of the Company’s issued capital which, if approved, would permit the Company to issue up to 25% of its issued and outstanding capital without any further stockholder approval in the next 12 months, unless such stockholder approval is required by applicable law, the rules of the ASX or the rules of another stock exchange on which the Company’s securities may be listed at the time.

Warrants to Purchase Common Shares

The following table provides a reconciliation of warrants to purchase common stock for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017		2016
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of period	623,605	$2.50	623,605	$2.50
Expired	(623,605)	2.50	—	—

Balance and exercisable at end of period	—	$—	623,605	$2.50

At August 7, 2017, all outstanding warrants expired unexercised.

2016 Long-Term Incentive Plan

The 2016 Long-Term Incentive Plan (the “2016 Plan”), approved by the Company’s stockholders on December 12, 2016 (the “Adoption Date”), provides for the issuance of up to 3,000,000 shares of common stock reserved for issuance under the 2016 Plan plus any additional shares of common stock that were available for grant under the 2008 Incentive Plan (the “2008 Plan”) at the Adoption Date or would otherwise become available for grant under the 2008 Plan as a result of termination or forfeiture of awards under the 2008 Plan following the Adoption Date. At September 30, 2017, a total of 5,058,977 shares of common stock were authorized for issuance under the 2016 Plan, which included 1,155,530 stock options that were forfeited under the 2008 Plan during the three months ended September 30, 2017. At September 30, 2017, a total of 4,118,477 shares were available for new awards.

During the three months ended September 30, 2017, no equity awards were issued under the 2016 Plan and no previous awards issued on June 27, 2017 became vested or were forfeited. The intrinsic value of the outstanding stock options at September 30, 2017 was $0.

At September 30, 2017, a total of 940,500 awards were outstanding, all of which were granted on June 27, 2017 and consisted of the following: (i) 482,000 stock options granted at an exercise price of $1.77 per share with ratable annual vesting over 3 years and a 10-year term; (ii) 248,500 Restricted Stock Units (“RSUs”) to employees with ratable annual vesting over 3 years and (iii) 210,000 Performance Stock Units (“PSUs”) to certain employees. The performance conditions associated with the PSU awards are as follows: (a) for one third of the PSUs, upon an FDA acceptance of the Company’s NDA submission of Durasert three-year uveitis for review on or before March 31, 2018 and (b) for two-thirds of the PSUs, upon an FDA approval of Durasert three-year uveitis on or before March 31, 2019. For each performance criteria that is achieved, 50% of the underlying stock units that are associated with that performance condition will vest at the achievement date and 50% will vest on the first anniversary of such date. At September 30, 2017, the first performance condition associated with the PSUs was deemed probable of achievement and, accordingly, $30,414 of stock-based compensation was recorded based on the period from the June 27, 2017 date of grant through September 30, 2017.

2008 Incentive Plan

The 2008 Plan provided for the issuance of stock options and other stock awards to directors, employees and consultants. From December 12, 2016, the Adoption Date of the 2016 Plan, through the balance of fiscal 2017, a total of 903,447 shares that would have been available for grant of future awards under the 2008 Plan were carried over to the 2016 Plan. Effective as of the Adoption Date, the Compensation Committee terminated the 2008 Plan in all respects, other than with respect to previously-granted awards, and no additional stock options and other stock awards could be issued under the 2008 Plan. During the three months ended September 30, 2017, an additional 1,155,530 stock options under the 2008 Plan were forfeited and became available for grant under the 2016 Plan. The following table provides a reconciliation of stock option activity under the 2008 Plan for the three months ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at July 1, 2017	5,563,685	$3.48
Forfeited	(1,155,530)	3.92

Outstanding at September 30, 2017	4,408,155	$3.36	5.55	$15

Exercisable at September 30, 2017	3,130,063	$3.39	4.29	$15

All option grants have a 10-year term. A total of 568,942 options vested during the three months ended September 30, 2017.

Inducement Option Grant

In connection with the September 15, 2016 hire of the Company’s President and CEO, the Company granted, as an inducement award, 850,000 options to purchase common stock with ratable vesting over 4 years, an exercise price of $3.63 per share and a 10-year term. Although the stock options were not awarded under the 2008 Plan, the stock options are subject to and governed by the terms and conditions of the 2008 Plan. A total of 212,500 of these options vested during the three months ended September 30, 2017.

Restricted Stock Units

During the year ended June 30, 2017, the Company issued 700,000 market-based Restricted Stock Units (“market-based RSUs”) to two employees, which included 500,000 as an inducement grant to the Company’s President and CEO, and 200,000 issued under the 2008 Plan. The market-based RSUs vest based upon a relative percentile rank of the 3-year change in the closing price of the Company’s common stock compared to that of the companies that make up the NASDAQ Biotechnology Index. The Company estimated the fair value of the market-based RSUs using a Monte Carlo valuation model on the respective dates of grant.

Stock-Based Compensation Expense

The Company’s statements of comprehensive loss included total compensation expense from stock-based payment awards for the three months ended September 30, 2017 and 2016, as follows (in thousands):

	Three Months Ended September 30,
	2017	2016
Compensation expense included in:
Research and development	$304	$236
General and administrative	377	498

	$681	$734

In connection with termination benefits provided to the Company’s former Chief Executive Officer, the vesting of certain options was accelerated in accordance with the terms of the options, the exercise period for all vested options was extended through September 14, 2017, and all remaining non-vested options were forfeited. Additionally, in connection with the U.K. restructuring, the exercise period of all vested options held by the former U.K. employees was extended through June 30, 2017 and all non-vested options were forfeited. These option modifications and forfeitures were accounted for in the quarter ended September 30, 2016, the net effect of which resulted in an approximate $274,000 increase of stock-based compensation expense included in general and administrative expense and an approximate $35,000 reduction of stock-based compensation expense included in research and development expense for the three months ended September 30, 2016 in the table above.

At September 30, 2017, there was approximately $3.6 million of unrecognized compensation expense related to outstanding stock options under the 2008 Plan, the inducement stock option grant to the Company’s President and CEO, the market-based RSU awards and the stock options, RSU awards and PSU awards issued under the 2016 Plan, which is expected to be recognized as expense over a weighted-average period of approximately 1.9 years.

8.	Income Taxes

The Company recognizes deferred tax assets and liabilities for estimated future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. Because of its historical losses from operations, the Company established a valuation allowance for the net deferred tax assets. The Company did not record any income tax expense or benefit for the three months ended September 30, 2017 and 2016.

For the three months ended September 30, 2017 and 2016, the Company had no significant unrecognized tax benefits. At September 30, 2017 and June 30, 2017, the Company had no accrued penalties or interest related to uncertain tax positions.

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

Legal Proceedings

The Company is subject to various other routine legal proceedings and claims incidental to its business, which management believes will not have a material effect on the Company’s financial position, results of operations or cash flows.

10.	Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by adding to the basic weighted average number of common shares outstanding the total number of dilutive common equivalent shares using the treasury stock method, unless the effect is anti-dilutive. Potentially dilutive shares were not included in the calculation of diluted net loss per share for each of the three months ended September 30, 2017 and 2016 as their inclusion would be anti-dilutive.

Potential common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	Three Months Ended September 30,
	2017	2016
Options outstanding	5,740,155	5,780,391
Warrants outstanding	—	623,605
Restricted stock units outstanding	948,500	—
Performance stock units outstanding	210,000	—

	6,898,655	6,403,996

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements give our current expectations or forecasts of future events and are not statements of historical or current facts. These statements include, among others, statements about:

•	the sufficiency of our cash and cash equivalents to fund our operations through approximately the second quarter of calendar year 2018;

•	our ability to obtain stockholder approval to refresh our 15% capacity and increase our ability to issue up to an additional 10% of our issued and outstanding equity securities;

•	our ability to obtain additional capital in sufficient amounts and on terms acceptable to us, and the consequences of failing to do so;

•	future expenses and capital expenditures;

•	our expectations regarding the timing and design of our clinical development plans;

•	our ability to establish or maintain collaborations and obtain milestone, royalty or other payments from any such collaborators;

•	our expectation to submit a new drug application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for Durasert™ three-year non-erodible fluocinolone acetonide (“FA”) insert for posterior segment uveitis (“Durasert three-year uveitis”) in late December 2017 or early January 2018;

•	the ability of Alimera Sciences, Inc. (“Alimera”) to obtain regulatory approval of and commercialize Durasert three-year uveitis in Europe, the Middle East and Africa (“EMEA”);

•	the implication of results from pre-clinical and clinical trials and our other research activities;

•	our ability to manufacture Durasert three-year uveitis, if approved, or any future products or product candidates in sufficient quantities and quality;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	our intentions regarding our research into the use and application of our Durasert technology platform;

•	our expectations regarding our ability to obtain and adequately maintain sufficient intellectual property protection for Durasert three-year uveitis and our other product candidates, and to avoid claims infringement of third party intellectual property rights;

•	our expectation that we will continue to incur significant expenses and that our operating losses and our net cash outflows to fund operations will continue for the foreseeable future;

•	the potential advantages of our product candidates and technologies;

•	the scope and duration of intellectual property protection; and

•	the effect of legal and regulatory developments.

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

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements: uncertainties with respect to: our ability to achieve profitable operations and access to needed capital; fluctuations in our operating results; successful commercialization of, and receipt of revenues from, ILUVIEN® for diabetic macular edema (“DME”), which depends on Alimera’s ability to continue as a going concern; Alimera’s ability to obtain marketing approvals and the effect of pricing and reimbursement decisions on sales of ILUVIEN; the number of clinical trials and data required for the Durasert three-year uveitis marketing approval application in the U.S.; our ability to file and the timing of filing and acceptance of the Durasert three-year uveitis NDA in the U.S.; our ability to use data in a U.S. NDA from clinical trials outside the U.S.; our ability to successfully commercialize Durasert three-year uveitis, if approved, in the U.S.; potential off-label sales of ILUVIEN for uveitis; consequences of FA side effects; the development of our next-generation Durasert shorter-duration treatment for posterior segment uveitis; potential declines in Retisert® royalties; efficacy and our future development of an implant to treat severe osteoarthritis (“OA”); our ability to successfully develop product candidates, initiate and complete clinical trials and receive regulatory approvals; our ability to market and sell products; the success of current and future license agreements, including our agreement with Alimera; termination or breach of current license agreements, including our agreement with Alimera; our dependence on contract research organizations (“CROs”), vendors and investigators; effects of competition and other developments affecting sales of products; market acceptance of products; effects of guidelines, recommendations and studies; protection of intellectual property and avoiding intellectual property infringement; retention of key personnel; product liability; industry consolidation; compliance with environmental laws; manufacturing risks; risks and costs of international business operations; effects of the potential United Kingdom (“U.K.”) exit from the European Union (“EU”); legislative or regulatory changes; volatility of stock price; possible dilution; and absence of dividends. Additional factors may be described in our future filings with the Securities and Exchange Commission (the “SEC”). We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The risks set forth under Item 1A of our Form 10-K for the year ended June 30, 2017 describe major risks to our business, and you should read and interpret any forward-looking statements together with these risks. A variety of factors, including these risks, could cause our actual results and other expectations to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

Our forward-looking statements speak only as of the dates on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes makes it clear that any projected results expressed or implied in such statements will not be realized.

Our Business

We develop sustained-release drug delivery products primarily for the treatment of chronic eye diseases. Our approved products and product candidates deliver drugs at a controlled and steady rate for months or years. We have developed three of only four sustained-release products approved by the U.S. Food and Drug Administration (“FDA”) for treatment of back-of-the-eye diseases. Durasert™ three-year non-erodible fluocinolone acetonide (“FA”) insert for posterior segment uveitis (“Durasert three-year uveitis”), our lead product candidate, has an expected NDA filing date in late December 2017 or early January 2018, and ILUVIEN® for diabetic macular edema (“DME”), our lead licensed product, is sold by Alimera directly in the U.S. and three European Union (“EU”) countries. Retisert®, an earlier generation product approved in 2005 by the FDA for the treatment of posterior segment uveitis, is sold in the U.S. by Bausch & Lomb Incorporated (“Bausch & Lomb”). Our development programs are focused primarily on developing sustained release products that utilize our Durasert technology platform to deliver approved drugs to treat chronic diseases. Our strategy includes developing products independently while continuing to leverage our technology platforms through collaborations and license agreements.

Durasert three-year uveitis, our most advanced development product candidate, is designed to treat chronic non-infectious uveitis affecting the posterior segment of the eye (“posterior segment uveitis”) for three years from a single administration. Injected into the eye in an office visit, this product candidate is a tiny micro-insert that delivers a micro-dose of a corticosteroid to the back of the eye on a sustained constant (zero order release) basis. We are developing Durasert three-year uveitis independently.

Both Phase 3 clinical trials investigating Durasert three-year uveitis met their primary efficacy endpoint of prevention of recurrence of disease through six months with statistical significance (p < 0.001, intent to treat analysis) and with safety data consistent with the known effects of ocular corticosteroid use. The same statistical significance for efficacy and encouraging safety results was maintained through 12 months of follow-up for the first Phase 3 clinical trial, and read-out at 12 months of follow-up for the second Phase 3 trial is expected in the first half of calendar 2018. We plan to file an NDA with the FDA in late December 2017 or early January 2018. In Europe, we filed a marketing authorization application (“MAA”) in June 2017 and subsequently withdrew the application after out-licensing the European rights for Durasert three-year uveitis to Alimera. Alimera plans to submit the Durasert three-year uveitis data under its existing ILUVIEN MAA and, if approved, to commercialize the uveitis indication under the ILUVIEN trademark.

ILUVIEN is an injectable, sustained-release micro-insert that provides three years of treatment of DME from a single injection. ILUVIEN is based on the same technology as the Durasert three-year uveitis insert and delivers the same corticosteroid, FA. ILUVIEN was developed in collaboration with, and is licensed to and sold by Alimera. ILUVIEN has been sold directly in the United Kingdom (“U.K.”) and Germany since 2013 and in the U.S. and Portugal since 2015, and also has marketing approvals in 14 other European countries. Alimera has sublicensed distribution, regulatory and reimbursement matters for ILUVIEN in Australia and New Zealand, Canada, Italy, Spain, France and numerous countries in the Middle East.

Our development programs are focused primarily on developing sustained release drug products using our proven Durasert technology platform to deliver small molecule drugs to treat uveitis, wet age-related macular degeneration, glaucoma, osteoarthritis and other diseases. A sustained release implant, surgically administered in an outpatient procedure, delivering a corticosteroid to treat pain associated with severe knee osteoarthritis, was jointly developed with Hospital for Special Surgery and is currently being evaluated in an investigator-sponsored safety and tolerability study.

Durasert™ is our trademark. Retisert® and Vitrasert® are Bausch & Lomb’s trademarks. ILUVIEN® is Alimera’s trademark. Information with respect to ILUVIEN, including regulatory and marketing information, and Alimera’s plans and intentions, reflects information publicly disclosed by Alimera.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires that we make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates, judgments and assumptions on historical experience, anticipated results and trends, and on various other factors that we believe are reasonable under the circumstances at the time. By their nature, these estimates, judgments and assumptions are subject to an inherent degree of uncertainty. Actual results may differ from our estimates under different assumptions or conditions. In our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the “2017 Annual Report”), we set forth our critical accounting policies and estimates, which included revenue recognition and recognition of expense in outsourced clinical trial agreements. There have been no material changes to our critical accounting policies from the information provided in our 2017 Annual Report.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016:

	Three Months Ended September 30,		Change
	2017	2016	Amounts	%
	(In thousands except percentages)
Revenues:
Collaborative research and development	$140	$34	$106	312%
Royalty income	245	243	2	1%

Total revenues	385	277	108	39%

Operating expenses:
Research and development	3,819	4,178	(359)	(9)%
General and administrative	2,572	3,285	(713)	(22)%

Total operating expenses	6,391	7,463	(1,072)	(14)%

Loss from operations	(6,006)	(7,186)	1,180	16%
Interest and other income	23	24	(1)	(4)%

Net loss	$(5,983)	$(7,162)	$1,179	16%

Revenues

Collaborative research and development revenues totaled $140,000 for the three months ended September 30, 2017, an increase of $106,000, or 312%, compared to $34,000 for the three months ended September 30, 2016. This increase was attributable primarily to $50,000 of net profits received in the current quarter under our Alimera collaboration agreement (related to amounts earned in the three months ended June 30, 2017, the final quarter under the terms of the Prior Alimera Agreement) and a $42,000 increase in revenues earned from feasibility study agreements.

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

Royalty income from sales of Retisert increased by $2,000, or 1%, to $245,000 for the three months ended September 30, 2017 compared to $243,000 for the three months ended September 30, 2016. We do not expect Retisert royalty income to increase significantly, and it may decline.

Research and Development

Research and development expenses decreased by $359,000, or 9%, to $3.8 million for the three months ended September 30, 2017 from $4.2 million for the same quarter a year earlier, attributable primarily to decreases of $776,000 of CRO costs for the Durasert three-year uveitis clinical development program and $480,000 of costs related to the U.K. restructuring, partially offset by increases of $595,000 of professional services related primarily to our Durasert three-year uveitis Phase 3 clinical development program and our planned NDA filing, $185,000 of U.S. personnel and benefit costs, including stock-based compensation, and $113,000 of pre-clinical and other third-party research and development costs. We expect total fiscal 2018 research and development expense to increase by approximately 10 - 15% compared to fiscal 2017, primarily due to pre-commercialization headcount and other costs for Durasert three-year uveitis manufacturing, quality assurance and medical affairs and increased regulatory professional services related to our planned NDA filing, partially offset by the absence of fiscal 2017 U.K. restructuring costs and reduced amortization of intangible assets.

General and Administrative

General and administrative expenses decreased by $713,000, or 22%, to $2.6 million for the three months ended September 30, 2017 from $3.3 million for the same period in the prior year, attributable primarily to approximately $1.1 million of prior year severance costs, professional fees and stock-based compensation directly related to the CEO transition, partially offset by a $280,000 increase in personnel and related costs, including stock-based compensation.

Liquidity and Capital Resources

Our fiscal 2018 year-to-date operations were financed primarily from existing capital resources at June 30, 2017. At September 30, 2017, our principal sources of liquidity were cash and cash equivalents that totaled $11.8 million, which included $1.0 million of gross proceeds received during the three months ended September 30, 2017 from sales of 843,784 shares of common stock under the at-the-market (“ATM”) program. From October 1, 2017 through November 7, 2017, we sold an additional 5,056,216 shares of common stock under the ATM program for gross proceeds of approximately $6.2 million. On account of the ASX listing rules, and after aggregating all of the shares sold under the ATM program from July 2017 through November 7, 2017, we may not issue additional shares of common stock without obtaining stockholder approval of any further issuances of common shares during the ensuing 12-month period. On November 3, 2017, we filed a preliminary proxy statement with the SEC in connection with our annual meeting of stockholders to be held on December 15, 2017, which includes proposals to (i) ratify the ATM sales pursuant to Australian Securities Exchange (“ASX”) Listing Rule 7.4 in order to refresh our capacity to issue shares of common stock up to 15% of our issued capital without prior stockholder approval pursuant to ASX Listing Rule 7.1 and (ii) approve the issuance of additional equity securities up to an additional 10% of the Company’s issued capital which, if approved, would permit us to issue up to 25% of our issued and outstanding capital without any further stockholder approval in the next 12 months, unless such stockholder approval is required by applicable law, the rules of the ASX or the rules of another stock exchange on which our securities may be listed at the time.

With the exception of net income for the fiscal year ended June 30, 2015 resulting from the $25.0 million ILUVIEN FDA-approval milestone, we have predominantly incurred operating losses since inception, and at September 30, 2017, we had a total accumulated deficit of $316.8 million. We do not currently have any significant assured sources of future revenue, and our anticipated recurring use of cash to fund operations in combination with no probable source of additional capital raises substantial doubt about our ability to continue as a going concern for one year from the issuance of our financial statements included in this Quarterly Report on Form 10-Q. We have historically financed our operations primarily from the proceeds of sales of our equity securities and receipt of license fees, milestone payments, research and development funding and royalty income from our collaboration partners. We believe that our cash and cash equivalents of $11.8 million at September 30, 2017, supplemented by gross proceeds of approximately $6.2 million received from October 1, 2017 through November 7, 2017 from the sale of our common shares under the ATM program, $750,000 received in October from a new feasibility study agreement and expected cash inflows under other existing collaboration agreements, will enable us to fund our current and planned operations (including our two ongoing Durasert three-year uveitis Phase 3 clinical trials) through approximately the second quarter of calendar year 2018. In order to extend our ability to fund our operations beyond then, including our planned commercial launch of Durasert three-year uveitis in the U.S., if approved by the FDA, our plans include accessing additional equity financing from the sale of our equity securities through our ATM program or other equity or debt financing transactions and/or, as applicable, reducing or deferring operating expenses. The timing and extent of our implementation of these plans is expected to depend on the amount and timing of cash receipts from existing or any future collaboration or other agreements and/or proceeds from any financing transactions, as well as stockholder approval to issue additional equity securities. There is no assurance that we will receive significant revenues from the commercialization of ILUVIEN or financing from any other sources.

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

We do not know if additional capital will be available when needed or on terms favorable to us or our stockholders. Collaboration, licensing or other agreements may not be available on favorable terms, or at all. Although we expect that our restructured Alimera collaboration agreement will provide a more consistent flow of royalty revenues, we do not know the extent to which Alimera will achieve increasing revenues from its commercialization of ILUVIEN for DME and, if approved, for posterior segment uveitis. If we seek to sell shares under our ATM program or in another offering, we do not know whether and to what extent we will be able to do so, or on what terms. Further, the rules and regulations of the ASX and the NASDAQ Stock Market require us to obtain stockholder approval for sales of our equity securities under certain circumstances, which could delay or prevent us from raising additional capital from such sales. Also, the state of the economy and financial and credit markets at the time or times we seek any additional financing may make it more difficult or expensive to obtain. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and dilute our existing stockholders’ equity, and funding through collaboration agreements may be on unfavorable terms, including requiring us to relinquish rights to certain of our technologies or products. If adequate financing is not available if and when needed, we may delay, reduce the scope of, or eliminate research or development programs, potential independent commercialization of Durasert three-year uveitis or other new products, if any, and postpone or cancel the pursuit of product candidates, including pre-clinical and clinical trials and new business opportunities, reduce staff and operating costs, or otherwise significantly curtail our operations to reduce our cash requirements and extend our capital.

Our consolidated statements of historical cash flows are summarized as follows (in thousands):

	Three Months Ended September 30,
	2017	2016	Change
Net loss:	$(5,983)	$(7,162)	$1,179
Changes in operating assets and liabilities	(887)	(242)	(645)
Other adjustments to reconcile net loss to cash flows from operating activities	902	918	(16)

Net cash used in operating activities	$(5,968)	$(6,486)	$518

Net cash (used in) provided by investing activities	$(64)	$5,480	$(5,544)

Net cash provided by financing activities	$963	$9	$954

For the three months ended September 30, 2017, net cash used in operating activities decreased by $518,000 compared to the three months ended September 30, 2016, due predominantly to lower operating cash outflows. Decreases in operating cash outflows consisted primarily of $684,000 of CRO payments associated with our Durasert three-year uveitis clinical development, primarily due to the timing and amounts of contractual milestone payments and $64,000 of personnel and related costs, primarily due to severance compensation paid in the prior year quarter to former U.K. employees, partially offset by higher year-over-year incentive compensation payments and increases in U.S. headcount. These were partially offset by increases in operating cash outflows that consisted primarily of $178,000 of consulting services fees, primarily related to NDA filing preparation and clinical development of Durasert three-year uveitis and $149,000 of legal fees, primarily due to the Amended Alimera Agreement consummated in July 2017 partially offset by costs related to the Alimera arbitration proceedings in the prior year quarter.

Net cash used in investing activities during the three months ended September 30, 2017 consisted of purchases of property and equipment. Net cash provided by investing activities during the three months ended September 30, 2016 consisted predominantly of $5.5 million of maturities of marketable securities, net of purchases. There were no purchases or maturities of marketable securities during the three months ended September 30, 2017.

Net cash provided by financing activities for the three months ended September 30, 2017 consisted of $963,000 of proceeds, net of share issue costs, from the 2017 sales of 843,784 common shares under our ATM facility. Net cash provided by financing activities for the three months ended September 30, 2016 consisted of $9,000 of proceeds from the exercise of stock options.

We had no borrowings or line of credit facilities as of September 30, 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2017 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rates

We have historically conducted operations in two principal currencies, the U.S. dollar and the Pound Sterling (£). The U.S. dollar is the functional currency for our U.S. operations, and the Pound Sterling is the functional currency for our U.K. operations, which have been significantly reduced in connection with the U.K. restructuring announced in July 2016. Changes in the foreign exchange rate of the U.S. dollar and Pound Sterling impact the net operating expenses of our U.K. operations. The minimal strengthening of the U.S. dollar during the three months ended September 30, 2017 compared to the prior year’s quarter had no effect on research and development expenses. For every incremental 5% strengthening or weakening of the weighted average exchange rate of the U.S. dollar in relation to the Pound Sterling, our research and development expense for the three months ended September 30, 2017 would have decreased or increased by approximately $5,000, respectively. All cash and cash equivalents, and most other asset and liability balances, are denominated in each entity’s functional currency and, accordingly, we do not consider our statement of comprehensive loss exposure to realized and unrealized foreign currency gains and losses to be significant.

Changes in the foreign exchange rate of the Pound Sterling to the U.S. dollar also impacted total stockholders’ equity. As reported in the consolidated statement of comprehensive loss, the relative weakening of the U.S. dollar in relation to the Pound Sterling at September 30, 2017 compared to June 30, 2017 resulted in $4,000 of other comprehensive income for the three months ended September 30, 2017 due to the translation of £86,000 of net assets of our U.K. operations into U.S. dollars. For every incremental 5% strengthening or weakening of the U.S. dollar at September 30, 2017 in relation to the Pound Sterling, our stockholders’ equity at September  30, 2017 would have decreased or increased, respectively, by $6,000.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2017, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2017.

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from pSivida Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Loss; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

pSivida Corp.

Date: November 8, 2017	By:	/s/ Nancy Lurker
	Name:	Nancy Lurker
	Title:	President and Chief Executive Officer