Form 10-Q
period 2017-12-31
pSivida Corp.
filed 2018-02-08
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

There were 45,256,999 shares of the registrant’s common stock, $0.001 par value, outstanding as of February 5, 2018.

PSIVIDA CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	December 31,	June 30,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$12,876	$16,898
Accounts and other receivables	288	251
Prepaid expenses and other current assets	481	591

Total current assets	13,645	17,740
Property and equipment, net	293	313
Intangible assets, net	—	364
Other assets	109	110
Restricted cash	150	150

Total assets	$14,197	$18,677

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,483	$1,016
Accrued expenses	2,262	4,224
Deferred revenue	505	50

Total current liabilities	4,250	5,290
Deferred rent	42	51

Total liabilities	4,292	5,341

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 120,000,000 shares authorized, 45,256,999 and 39,356,999 shares issued and outstanding at December 31, 2017 and June 30, 2017, respectively	45	39
Additional paid-in capital	331,609	323,284
Accumulated deficit	(322,585)	(310,820)
Accumulated other comprehensive income	836	833

Total stockholders’ equity	9,905	13,336

Total liabilities and stockholders’ equity	$14,197	$18,677

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Revenues:
Collaborative research and development	$461	$5,702	$601	$5,736
Royalty income	472	269	717	512

Total revenues	933	5,971	1,318	6,248

Operating expenses:
Research and development	4,269	3,165	8,088	7,343
General and administrative	2,472	2,900	5,044	6,185

Total operating expenses	6,741	6,065	13,132	13,528

Loss from operations	(5,808)	(94)	(11,814)	(7,280)
Interest and other income	26	27	49	51

Net loss	$(5,782)	$(67)	$(11,765)	$(7,229)

Net loss per common share:
Basic and diluted	$(0.13)	$—	$(0.28)	$(0.21)

Weighted average common shares:
Basic and diluted	44,530	34,177	41,980	34,176

Net loss	$(5,782)	$(67)	$(11,765)	$(7,229)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(1)	(15)	3	(30)
Net unrealized gain on marketable securities	—	—	—	1

Other comprehensive (loss) income	(1)	(15)	3	(29)

Comprehensive loss	$(5,783)	$(82)	$(11,762)	$(7,258)

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of	Par Value	Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at July 1, 2016	34,172,919	$34	$312,208	$(292,213)	$852	$20,881
Net loss	—	—	—	(7,229)	—	(7,229)
Other comprehensive loss	—	—	—	—	(29)	(29)
Exercise of stock options	4,080	—	9	—	—	9
Stock-based compensation	—	—	1,130	—	—	1,130

Balance at December 31, 2016	34,176,999	$34	$313,347	$(299,442)	$823	$14,762

Balance at July 1, 2017	39,356,999	$39	$323,284	$(310,820)	$833	$13,336
Net loss	—	—	—	(11,765)	—	(11,765)
Other comprehensive income	—	—	—	—	3	3
Issuance of stock, net of issue costs	5,900,000	6	7,038	—	—	7,044
Stock-based compensation	—	—	1,287	—	—	1,287

Balance at December 31, 2017	45,256,999	$45	$331,609	$(322,585)	$836	$9,905

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(11,765)	$(7,229)
Adjustments to reconcile net loss to cash flows from operating activities:
Amortization of intangible assets	366	363
Depreciation of property and equipment	83	32
Stock-based compensation expense	1,287	1,130
Amortization of bond discount on marketable securities	—	(7)
Amortization of noncurrent portion of deferred revenue	—	(5,585)
Changes in current assets and liabilities:
Accounts receivable and other current assets	74	(44)
Accounts payable and accrued expenses	(1,497)	(141)
Deferred revenue	455	(11)
Deferred rent	(9)	(3)

Net cash used in operating activities	(11,006)	(11,495)

Cash flows from investing activities:
Purchases of marketable securities	—	(5,053)
Maturities of marketable securities	—	12,893
Purchases of property and equipment	(64)	(5)
Proceeds from sale of property and equipment	—	33

Net cash (used in) provided by investing activities	(64)	7,868

Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	7,044	—
Exercise of stock options	—	9

Net cash provided by financing activities	7,044	9

Effect of foreign exchange rate changes on cash and cash equivalents	4	(10)

Net decrease in cash and cash equivalents	(4,022)	(3,628)
Cash and cash equivalents at beginning of period	16,898	15,313

Cash and cash equivalents at end of period	$12,876	$11,685

See notes to condensed consolidated financial statements

PSIVIDA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Operations and Basis of Presentation

The accompanying condensed consolidated financial statements of pSivida Corp. and subsidiaries (the “Company”) as of December 31, 2017 and for the three and six months ended December 31, 2017 and 2016 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (“fiscal 2017”). In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended June 30, 2017, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods indicated. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year or any future period.

The Company develops sustained-release drug delivery products primarily for the treatment of chronic eye diseases. The Company’s approved products and product candidates deliver drugs at a controlled and steady rate for months or years. In January 2018, the Company filed a new drug application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for its lead product candidate, Durasert™ three-year non-erodible fluocinolone acetonide (“FA”) insert for posterior segment uveitis (“Durasert three-year uveitis”). The FDA typically informs a company whether its NDA is complete and acceptable for review within sixty days after submission of the NDA. The Company has previously developed three of the four sustained-release products approved by the FDA for treatment of back-of-the-eye diseases. ILUVIEN® for diabetic macular edema (“DME”), the Company’s lead licensed product, is sold by Alimera Sciences, Inc. (“Alimera”) directly in the U.S. and several European Union (“EU”) countries. Retisert®, an earlier generation product approved in 2005 by the FDA for the treatment of posterior segment uveitis, is sold in the U.S. by Bausch & Lomb Incorporated (“Bausch & Lomb”). The Company’s development programs are focused primarily on developing sustained release products that utilize its Durasert technology platform to deliver approved drugs to treat chronic diseases. The Company’s strategy includes developing products independently while continuing to leverage its technology platforms through collaborations and license agreements.

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

Both Phase 3 clinical trials investigating Durasert three-year uveitis met their primary efficacy endpoint of prevention of recurrence of disease through six months with statistical significance (p < 0.001, intent to treat analysis) and with safety data consistent with the known effects of ocular corticosteroid use. Statistical significance for efficacy and encouraging safety results were maintained through 12 months of follow-up in both Phase 3 clinical trials. In Europe, the Company filed a marketing authorization application (“MAA”) in June 2017 and subsequently withdrew the application after out-licensing the European rights for Durasert three-year uveitis to Alimera. In January 2018, Alimera received validation of a Type II variation submitted under its existing ILUVIEN MAA in all seventeen European countries in which it previously received regulatory approval for ILUVIEN for DME. If the variation is approved, Alimera plans to commercialize the uveitis indication under its ILUVIEN trademark.

ILUVIEN is an injectable, sustained-release micro-insert that provides three years of treatment of DME from a single injection. ILUVIEN is based on the same technology as the Durasert three-year uveitis insert and delivers the same corticosteroid, FA. ILUVIEN was developed in collaboration with, and is licensed to and sold by Alimera. ILUVIEN has been sold directly in the United Kingdom (“U.K.”) and Germany since 2013, in the U.S. and Portugal since 2015, and in Austria and Ireland beginning in 2017, and also has marketing approvals in 12 other European countries. Alimera has sublicensed distribution, regulatory and reimbursement matters for ILUVIEN in Australia and New Zealand, Canada, Italy, Spain, France and numerous countries in the Middle East.

The Company’s development programs are focused primarily on developing sustained release drug products using its proven Durasert technology platform to deliver small molecule drugs to treat uveitis, wet age-related macular degeneration, glaucoma, osteoarthritis and other diseases. A sustained release implant, surgically administered in an outpatient procedure, delivering a corticosteroid to treat pain associated with severe knee osteoarthritis, was jointly developed by the Company and Hospital for Special Surgery (“HSS”). In December 2017, the Company and HSS reported positive data from a Phase I investigator-sponsored safety and tolerability study conducted by HSS.

The Company has financed its operations primarily from sales of equity securities and the receipt of license fees, milestone payments, research and development funding and royalty income from its collaboration partners. The Company has a history of operating losses and, to date, has not had significant recurring cash inflows from revenue. The Company’s anticipated recurring use of cash to fund operations in combination with no probable source of additional capital raises substantial doubt about its ability to continue as a going concern for one year from the issuance of its financial statements. The Company believes that its cash and cash equivalents of $12.9 million at December 31, 2017, and expected proceeds from existing collaboration agreements, will enable the Company to maintain its current and planned operations (including its two Durasert three-year uveitis Phase 3 clinical trials) through approximately the second quarter of calendar year 2018. In order to extend the Company’s ability to fund its operations beyond then, including its planned commercial launch of Durasert three-year uveitis in the U.S. if approved by the FDA, management’s plans include accessing additional equity financing from the sale of its common stock through its at-the-market (“ATM”) program or other equity or debt financing transactions and/or, as applicable, reducing or deferring operating expenses. At the Company’s annual meeting of stockholders held on December 15, 2017, stockholders approved proposals that, pursuant to applicable Australian Securities Exchange (“ASX”) Listing Rules, permit the Company to issue up to 25% of its then issued and outstanding capital without any further stockholder approval in the next 12 months, unless such stockholder approval is required by applicable law, other rules of the ASX, the rules of the Nasdaq Stock Market (“Nasdaq”) or the rules of another stock exchange on which the Company’s securities may be listed at the time. The timing and extent of the Company’s implementation of these plans is expected to depend on the amount and timing of cash receipts from existing or any future collaboration or other agreements and/or proceeds from any financing transactions. There is no assurance that the Company will receive significant revenues from the commercialization of Durasert three-year uveitis or ILUVIEN or obtain financing from any other sources.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, which officially deferred the effective date of ASU 2014-09 by one year, while also permitting early adoption. As a result, ASU 2014-09 will become effective on July 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

The Company subsequently withdrew its previously filed EU marketing approval application and its EU orphan drug designation for posterior uveitis, and Alimera was responsible for filing a Type II variation for ILUVIEN for the treatment of posterior segment uveitis. In January 2018, Alimera received validation of a Type II variation submitted in December 2017 under its existing approved ILUVIEN MAA in seventeen European countries. If the variation is approved, Alimera plans to commercialize the uveitis indication under its ILUVIEN trademark.

Revenue under the Prior Alimera Agreement and/or the Amended Alimera Agreement totaled $200,000 and $14,000 for the three months ended December 31, 2017 and 2016, respectively, and $290,000 and $34,000 for the six months ended December 31, 2017 and 2016, respectively. In addition to patent fee reimbursements in both periods, the Company earned (i) $196,000 of sales-based royalties in the three months ended December 31, 2017 attributable to the first quarter of fiscal 2018 (recorded as royalty income under the Amended Alimera Agreement) and (ii) $50,000 of net profits in the three months ended September 30, 2017 attributable to the fourth quarter of fiscal 2017 (recorded as collaborative research and development revenue under the Prior Alimera Agreement).

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

Bausch & Lomb

Pursuant to a licensing and development agreement, as amended, Bausch & Lomb has a worldwide exclusive license to make and sell Retisert in return for royalties based on sales. Royalty income totaled $276,000 and $269,000 for the three months ended December 31, 2017 and 2016, respectively, and $521,000 and $512,000 for the six months ended December 31, 2017 and 2016, respectively. Accounts receivable from Bausch & Lomb totaled $277,000 at December 31, 2017 and $246,000 at June 30, 2017.

OncoSil Medical

The Company entered into an exclusive, worldwide royalty-bearing license agreement in December 2012, amended and restated in March 2013, with OncoSil Medical UK Limited (f/k/a Enigma Therapeutics Limited), a wholly owned subsidiary of OncoSil Medical Ltd (“OncoSil”) for the development of BrachySil, the Company’s BioSilicon product candidate for the treatment of pancreatic and other types of cancer. The Company received an upfront fee of $100,000 and is entitled to 8% sales-based royalties, 20% of sublicense consideration and milestone payments based on aggregate product sales. OncoSil is obligated to pay an annual license maintenance fee of $100,000 by the end of each calendar year, the most recent of which was received in December 2017. For each calendar year commencing with 2014, the Company is entitled to receive reimbursement of any patent maintenance costs, sales-based royalties and sub-licensee sales-based royalties earned, but only to the extent such amounts, in the aggregate, exceed the $100,000 annual license maintenance fee. To date, OncoSil has not received regulatory approval in any jurisdiction, although an application for CE Mark approval in Europe is pending. The Company has no consequential performance obligations under the OncoSil license agreement and, accordingly, any amounts to which the Company is entitled under the agreement are recognized as revenue on the earlier of receipt or when collectability is reasonably assured. Revenue related to the OncoSil agreement totaled $100,000 for the three and six-month periods ended December 31, 2017 and 2016, respectively. As of December 31, 2017, no deferred revenue was recorded for this agreement.

Evaluation Agreements

The Company from time to time enters into funded agreements to evaluate the potential use of its technology systems for sustained release of third party drug candidates in the treatment of various diseases. Consideration received is generally recognized as revenue over the term of the feasibility study agreement. Revenue recognition for consideration, if any, related to a license option right is assessed based on the terms of any such future license agreement or is otherwise recognized at the completion of the evaluation agreement. Revenues under evaluation agreements totaled $355,000 and $3,000 for the three months ended December 31, 2017 and 2016, respectively, and $405,000 and $11,000 for the six months ended December 31, 2017 and 2016, respectively. Deferred revenue for these agreements totaled $505,000 and $50,000 at December 31, 2017 and June 30, 2017, respectively. During the quarter ended December 31, 2017, the Company received $850,000 in connection with two new feasibility study agreements.

3.	Intangible Assets

The reconciliation of intangible assets for the six months ended December 31, 2017 and for the year ended June 30, 2017 was as follows (in thousands):

	Six Months Ended	Year Ended
	December 31, 2017	June 30, 2017
Patented technologies
Gross carrying amount at beginning of period	$35,610	$36,196
Foreign currency translation adjustments	739	(586)

Gross carrying amount at end of period	36,349	35,610

Accumulated amortization at beginning of period	(35,246)	(35,094)
Amortization expense	(366)	(724)
Foreign currency translation adjustments	(737)	572

Accumulated amortization at end of period	(36,349)	(35,246)

Net book value at end of period	$—	$364

The Company amortizes its intangible assets with finite lives on a straight-line basis over their respective estimated useful lives. Amortization of intangible assets totaled $183,000 and $180,000 for the three months ended December 31, 2017 and 2016, respectively, and $366,000 and $363,000 for the six months ended December 31, 2017 and 2016, respectively. At December 31, 2017, the carrying value of each of the Durasert and Tethadur intangible assets was amortized to zero.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2017 and June 30, 2017, substantially all of the Company’s interest-bearing cash equivalent balances were concentrated in one U.S. Government money market fund that has investments consisting primarily of U.S. Government Agency debt, U.S. Treasury Repurchase Agreements and U.S. Government Agency Repurchase Agreements. These deposits may be redeemed upon demand and, therefore, generally have minimal risk.

The Company’s cash equivalents are classified within Level 1 on the basis of valuations using quoted market prices. The following tables summarize the Company’s assets carried at fair value measured on a recurring basis at December 31, 2017 and June 30, 2017 by valuation hierarchy (in thousands):

	December 31, 2017
		Quoted prices in	Significant other	Significant
	Total carrying	active markets	observable inputs	unobservable inputs
	value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$10,572	$10,572	$—	$—

	$10,572	$10,572	$—	$—

	June 30, 2017
		Quoted prices in	Significant other	Significant
	Total carrying	active markets	observable inputs	unobservable inputs
	value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$13,521	$13,521	$—	$—

	$13,521	$13,521	$—	$—

5.	Accrued Expenses

Accrued expenses consisted of the following at December 31, 2017 and June 30, 2017 (in thousands):

	December 31, 2017	June 30, 2017
Clinical trial costs	$823	$1,984
Personnel costs	823	1,632
Professional fees	594	590
Other	22	18

	$2,262	$4,224

In January 2017, the Company entered into retention bonus agreements with five employees. Under these agreements (a) cash payments totaling $319,000 were made on December 22, 2017 and (b) subject to continuing employment, a total of 305,616 restricted stock units (“RSUs”) of an equal value were granted at that date based on a closing share price of $1.045 per share with a one-year vesting period. Included in personnel costs in the above table were $0 and $160,000 at December 31, 2017 and June 30, 2017, respectively, representing pro rata accrual of the cash bonus component.

6.	Restructuring

In July 2016, the Company announced its plan to consolidate its research and development activities in its U.S. facility. Following employee consultations under local U.K. law, the Company determined to close its U.K. research facility and terminated the employment of its U.K. employees. The U.K. facility lease, set to expire on August 31, 2016, was extended through November 30, 2016 to facilitate an orderly transition and the required restoration of the premises. A summary reconciliation of the restructuring costs for the six months ended December 31, 2016 is as follows (in thousands):

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

In addition, for the three months ended September 30, 2016, the Company recorded $99,000 of non-cash stock-based compensation expense in connection with the extension of the exercise period through June 30, 2017 for all vested stock options held by the U.K. employees at July 31, 2016 and a $133,000 credit to stock-based compensation expense to account for forfeitures of all non-vested stock options at that date.

The Company paid all of the restructuring costs associated with the plan of consolidation as of March 31, 2017.

7.	Stockholders’ Equity

In February 2017, the Company entered into an ATM program pursuant to which, under its Form S-3 shelf registration statement, the Company may, at its option, offer and sell shares of its common stock from time to time for an aggregate offering price of up to $20.0 million. The Company will pay the sales agent a commission of up to 3.0% of the gross proceeds from the sale of such shares. The Company’s ability to sell shares under the ATM program is subject to ASX listing rules, as defined, limiting the number of shares the Company may issue in any 12-month period without stockholder approval, as well as other applicable rules and regulations of the ASX and Nasdaq.

During the three and six months ended December 31, 2017, the Company sold 5,056,216 and 5,900,000 shares of common stock, respectively, under the ATM program, each at a weighted average price of $1.23 per share, for gross proceeds of approximately $6.2 million and $7.3 million, respectively. Share issue costs, including sales agent commissions, totaled $158,000 and $239,000 for the three and six months ended December 31, 2017, respectively.

At the Company’s annual meeting of stockholders held on December 15, 2017, stockholders approved two proposals that, pursuant to applicable ASX Listing Rules, permit the Company to issue up to 25% of its then issued and outstanding capital without any further stockholder approval in the next 12 months, unless such stockholder approval is required by applicable law, other rules of the ASX, the rules of Nasdaq or the rules of another stock exchange on which the Company’s securities may be listed at the time.

Warrants to Purchase Common Shares

The following table provides a reconciliation of warrants to purchase common stock for the six months ended December 31, 2017 and 2016:

	Six Months Ended December 31,
	2017		2016
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of period	623,605	$2.50	623,605	$2.50
Expired	(623,605)	2.50	—	—

Balance and exercisable at end of period	—	$—	623,605	$2.50

2016 Long-Term Incentive Plan

The 2016 Long-Term Incentive Plan (the “2016 Plan”), approved by the Company’s stockholders on December 12, 2016 (the “Adoption Date”), provides for the issuance of up to 3,000,000 shares of common stock reserved for issuance under the 2016 Plan plus any additional shares of common stock that were available for grant under the 2008 Incentive Plan (the “2008 Plan”) at the Adoption Date or would otherwise become available for grant under the 2008 Plan as a result of subsequent termination or forfeiture of awards under the 2008 Plan. At December 31, 2017, a total of 5,058,977 shares of common stock were authorized for issuance under the 2016 Plan, which included 1,155,530 stock options that were forfeited under the 2008 Plan during the six months ended December 31, 2017. At December 31, 2017, a total of 3,005,361 shares were available for new awards.

Stock Options

The following table provides a reconciliation of stock option activity under the 2016 Plan for the six months ended December 31, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at July 1, 2017	482,000	$1.77
Granted	505,000	1.59

Outstanding at December 31, 2017	987,000	$1.68	9.54	$3

Exercisable at December 31, 2017	—	$—	—	$—

During the six months ended December 31, 2017, the Company granted 265,000 options to employees with ratable annual vesting over 3 years, 100,000 options to non-executive directors with 1-year cliff vesting, 40,000 options to a newly appointed non-executive director with ratable annual vesting over 3 years and 100,000 options to an external consultant with 6.5 months cliff vesting at June 30, 2018. In accordance with ASX Listing Rules, all equity awards authorized by the Compensation Committee of the Board to the Company’s executive and non-executive directors are subject to stockholder approval, with the grant date fair value measured at the stockholder approval date and vesting measured from the Compensation Committee authorization date. All option grants have a 10-year term. The weighted-average grant date fair value of these options was $0.56 per share. In determining the grant date fair value of option awards under the 2016 Plan during the six months ended December 31, 2017, the Company applied the Black-Scholes option pricing model based on the following key assumptions:

Option life (in years)	5.50 – 6.00
Stock volatility	59.5% – 64.4%
Risk-free interest rate	2.18% – 2.22%
Expected dividends	0%

Time-Vested Restricted Stock Units

Time-vested restricted stock unit awards (“RSUs”) issued to date under the 2016 Plan generally vest on a ratable annual basis over 3 years. The related stock-based compensation expense is recorded over the requisite service period, which is the vesting period. The fair value of all time-vested RSUs is based on the closing share price of the Company’s common stock on the date of grant.

In connection with retention bonus agreements entered into in January 2017 (see Note 5), a total of 305,616 RSUs were issued on December 22, 2017 subject to one-year cliff vesting.

The following table provides a reconciliation of RSU activity under the 2016 Plan for the six months ended December 31, 2017:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2017	248,500	$1.77
Granted	425,616	1.07

Nonvested at December 31, 2017	674,116	$1.33

At December 31, 2017, the weighted average remaining vesting term of the RSUs was 1.35 years.

Performance-Based Stock Units

Performance Stock Units (“PSUs”) have been awarded to certain employees. The performance conditions associated with the PSU awards are as follows: (a) for one third of the PSUs, upon an FDA acceptance of the Company’s NDA submission of Durasert three-year uveitis for review on or before March 31, 2018 and (b) for two-thirds of the PSUs, upon an FDA approval of Durasert three-year uveitis on or before March 31, 2019. For each performance criteria that is achieved, 50% of the underlying stock units that are associated with that performance condition will vest at the achievement date and 50% will vest on the first anniversary of such date, in each case subject to continued employment through such date. At September 30, 2017 and December 31, 2017, the first performance condition associated with the PSUs was deemed probable of achievement and, accordingly, stock-based compensation was recorded for that portion of the PSUs during the six months ended December 31, 2017.

The following table provides a reconciliation of PSU activity under the 2016 Plan for the six months ended December 31, 2017:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at July 1, 2017	210,000	$1.77
Granted	115,000	1.13

Outstanding at December 31, 2017	325,000	$1.54

Assuming that the first performance condition is achieved, at December 31, 2017 the weighted average remaining vesting term of the PSUs was 10.5 months.

Deferred Stock Units

A total of 67,500 deferred stock units (“DSUs”) were issued to incumbent non-executive directors and ratified at the December 15, 2017 annual meeting of stockholders. The DSUs vest on June 27, 2018. Subsequent to vesting, the DSUs will be settled in shares of the Company’s common stock upon the earliest to occur of (i) each director’s termination of service on the Company’s Board of Directors and (ii) the occurrence of a change of control as defined in the award agreement.

The weighted average grant date fair value of the DSUs was $1.13. At December 31, 2017, the weighted average remaining vesting term of the DSUs was 6 months.

2008 Incentive Plan

The 2008 Plan provided for the issuance of stock options and other stock awards to directors, employees and consultants. From December 12, 2016, the Adoption Date of the 2016 Plan, through the balance of fiscal 2017, a total of 903,447 shares that would have been available for grant of future awards under the 2008 Plan were carried over to the 2016 Plan. Effective as of the Adoption Date, the Compensation Committee terminated the 2008 Plan in all respects, other than with respect to previously-granted awards, and no additional stock options and other stock awards could be issued under the 2008 Plan. During the six months ended December 31, 2017, an additional 1,155,530 stock options under the 2008 Plan were forfeited and became available for grant under the 2016 Plan. The following table provides a reconciliation of stock option activity under the 2008 Plan for the six months ended December 31, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at July 1, 2017	5,563,685	$3.48
Forfeited	(1,155,530)	3.92

Outstanding at December 31, 2017	4,408,155	$3.36	5.30	$—

Exercisable at December 31, 2017	3,205,063	$3.36	4.15	$—

All option grants have a 10-year term. A total of 643,942 options vested during the six months ended December 31, 2017.

Inducement Option Grant

At June 30, 2017 and December 31, 2017, there were 850,000 stock options outstanding that were issued as an inducement award to the Company’s President and CEO in September 2016. The options have an exercise price of $3.63 per share, a 10-year term and are subject to pro rata annual vesting over 4 years. Although the stock options were not awarded under the 2008 Plan, the stock options are subject to and governed by the terms and conditions of the 2008 Plan. A total of 212,500 of these options vested during the six months ended December 31, 2017.

Market-Based Restricted Stock Units

At June 30, 2017 and December 31, 2017, there were 700,000 market-based Restricted Stock Units (“market-based RSUs”) outstanding to two employees, which included 500,000 issued as an inducement award to the Company’s President and CEO and 200,000 issued under the 2008 Plan. The market-based RSUs vest based upon a relative percentile rank of the 3-year change in the closing price of the Company’s common stock compared to that of the companies that make up the Nasdaq Biotechnology Index. The Company estimated the fair value of the market-based RSUs using a Monte Carlo valuation model on the respective dates of grant.

Stock-Based Compensation Expense

The Company’s consolidated statements of comprehensive loss included total compensation expense from stock-based payment awards for the three and six months ended December 31, 2017 and 2016, as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Compensation expense included in:
Research and development	$288	$300	$592	$536
General and administrative	318	96	695	594

	$606	$396	$1,287	$1,130

In connection with termination benefits provided to the Company’s former Chief Executive Officer, the vesting of certain options was accelerated in accordance with the terms of the options, the exercise period for all vested options was extended through September 14, 2017, and all remaining non-vested options were forfeited. Additionally, in connection with the U.K. restructuring, the exercise period of all vested options held by the former U.K. employees was extended through June 30, 2017 and all non-vested options were forfeited. These option modifications and forfeitures were accounted for in the quarter ended September 30, 2016, the net effect of which resulted in an approximate $274,000 increase of stock-based compensation expense included in general and administrative expense and an approximate $35,000 reduction of stock-based compensation expense included in research and development expense for the six months ended December 31, 2016 in the table above.

In connection with termination benefits provided to the Company’s former Vice President, Corporate Affairs and General Counsel, the vesting of certain non-vested options was accelerated in accordance with the terms of the options, the exercise period for all vested options was extended through June 26, 2018 and all remaining non-vested options were forfeited. The option modification and forfeitures were accounted for in the quarter ended December 31, 2016, the net effect of which resulted in an approximate $117,000 reduction of stock-based compensation expense included in general and administrative expense for the three and six months ended December 31, 2016 in the table above.

At December 31, 2017, there was approximately $3.6 million of unrecognized compensation expense related to outstanding stock options under the 2008 Plan, the inducement stock option grant to the Company’s President and CEO, the market-based RSU awards and the stock options, RSU awards, PSU awards and DSU awards issued under the 2016 Plan, which is expected to be recognized as expense over a weighted-average period of approximately 1.57 years.

8.	Income Taxes

The Company recognizes deferred tax assets and liabilities for estimated future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. Because of its historical losses from operations, the Company established a valuation allowance for the net deferred tax assets. The Company did not record any income tax expense or benefit for the three and six months ended December 31, 2017 and 2016.

For the three and six months ended December 31, 2017 and 2016, the Company had no significant unrecognized tax benefits. At December 31, 2017 and June 30, 2017, the Company had no accrued penalties or interest related to uncertain tax positions.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted which, amongst other corporate and individual tax law changes, lowered the federal corporate income tax rate to 21% effective January 1, 2018. During the six-month period ended December 31, 2017, although the Company’s U.S. federal tax net operating loss carryforwards increased by approximately $10.0 million to a cumulative total of $102.6 million, the re-measurement of the Company’s net deferred tax assets in accordance with the

Tax Act resulted in a decrease of approximately $10.0 million and a corresponding decrease in the valuation allowance of the same amount. At June 30, 2017 and December 31, 2017, the net deferred tax assets related to such U.S. tax loss carryforwards totaled approximately $31.5 million and $21.5 million, respectively. Because the Company provides a full valuation allowance for all of its net deferred tax assets, there is no effect of the Tax Act on the Company’s consolidated financial statements as of and for the three and six months ended December 31, 2017.

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

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by adding to the basic weighted average number of common shares outstanding the total number of dilutive common equivalent shares using the treasury stock method, unless the effect is anti-dilutive. Potentially dilutive shares were not included in the calculation of diluted net loss per share for each of the three and six months ended December 31, 2017 and 2016 as their inclusion would be anti-dilutive.

Potential common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Options outstanding	6,245,155	6,907,891	6,245,155	6,907,891
Warrants outstanding	—	623,605	—	623,605
Restricted stock units outstanding	1,374,116	700,000	1,374,116	700,000
Performance stock units outstanding	325,000	—	325,000	—
Deferred stock units outstanding	67,500	—	67,500	—

	8,011,771	8,231,496	8,011,771	8,231,496

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements give our current expectations or forecasts of future events and are not statements of historical or current facts. These statements include, among others, statements about:

•	the sufficiency of our cash and cash equivalents to fund our operations through approximately the second quarter of calendar year 2018;

•	our ability to obtain additional capital in sufficient amounts and on terms acceptable to us, and the consequences of failing to do so;

•	future expenses and capital expenditures;

•	our expectations regarding the timing and design of our clinical development plans;

•	our ability to establish or maintain collaborations and obtain milestone, royalty and/or other payments from any such collaborators;

•	our expectation of acceptance for review by the U.S. Food and Drug Administration (“FDA”) of the new drug application (“NDA”) for Durasert™ three-year non-erodible fluocinolone acetonide (“FA”) insert for posterior segment uveitis (“Durasert three-year uveitis”) submitted in early January 2018;

•	the ability of Alimera Sciences, Inc. (“Alimera”) to obtain regulatory approval of and commercialize Durasert three-year uveitis in Europe, the Middle East and Africa (“EMEA”);

•	the implication of results from pre-clinical and clinical trials and our other research activities;

•	our ability to manufacture Durasert three-year uveitis, if approved, or any future products or product candidates in sufficient quantities and quality;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	our intentions regarding our research into other uses and applications of our Durasert technology platform;

•	our expectations regarding our ability to obtain and adequately maintain sufficient intellectual property protection for Durasert three-year uveitis and our other product candidates, and to avoid claims infringement of third party intellectual property rights;

•	our expectation that we will continue to incur significant expenses and that our operating losses and our net cash outflows to fund operations will continue for the foreseeable future;

•	the potential advantages of our product candidates and technologies;

•	the scope and duration of intellectual property protection; and

•	the effect of legal and regulatory developments.

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

Our Business

We develop sustained-release drug delivery products primarily for the treatment of chronic eye diseases. Our approved products and product candidates deliver drugs at a controlled and steady rate for months or years. In January 2018, we filed a new drug application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for our lead product candidate, Durasert™ three-year non-erodible fluocinolone acetonide (“FA”) insert for posterior segment uveitis (“Durasert three-year uveitis”). The FDA typically informs a company whether its NDA is complete and acceptable for review within sixty days after submission of the NDA. We have previously developed three of the four sustained-release products approved by the FDA for treatment of back-of-the-eye diseases. ILUVIEN® for diabetic macular edema (“DME”), our lead licensed product, is sold by Alimera directly in the U.S. and several European Union (“EU”) countries. Retisert®, an earlier generation product approved in 2005 by the FDA for the treatment of posterior segment uveitis, is sold in the U.S. by Bausch & Lomb Incorporated (“Bausch & Lomb”). Our development programs are focused primarily on developing sustained release products that utilize our Durasert technology platform to deliver approved drugs to treat chronic diseases. Our strategy includes developing products independently while continuing to leverage our technology platforms through collaborations and license agreements.

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

Both Phase 3 clinical trials investigating Durasert three-year uveitis met their primary efficacy endpoint of prevention of recurrence of disease through six months with statistical significance (p < 0.001, intent to treat analysis) and with safety data consistent with the known effects of ocular corticosteroid use. Statistical significance for efficacy and encouraging safety results were maintained through 12 months of follow-up in both Phase 3 clinical trials. In Europe, we filed a marketing authorization application (“MAA”) in June 2017 and subsequently withdrew the application after out-licensing the European rights for Durasert three-year uveitis to Alimera. In January 2018, Alimera received validation of a Type II variation submitted under its existing ILUVIEN MAA in all seventeen European countries in which it previously received regulatory approval for ILUVIEN for DME. If the variation is approved, Alimera plans to commercialize the uveitis indication under its ILUVIEN trademark.

ILUVIEN is an injectable, sustained-release micro-insert that provides three years of treatment of DME from a single injection. ILUVIEN is based on the same technology as the Durasert three-year uveitis insert and delivers the same corticosteroid, FA. ILUVIEN was developed in collaboration with, and is licensed to and sold by Alimera. ILUVIEN has been sold directly in the United Kingdom (“U.K.”) and Germany since 2013, in the U.S. and Portugal since 2015, in Austria and Ireland beginning in 2017 and also has marketing approvals in 12 other European countries. Alimera has sublicensed distribution, regulatory and reimbursement matters for ILUVIEN in Australia and New Zealand, Canada, Italy, Spain, France and numerous countries in the Middle East.

Our development programs are focused primarily on developing sustained release drug products using our proven Durasert technology platform to deliver small molecule drugs to treat uveitis, wet age-related macular degeneration, glaucoma, osteoarthritis and other diseases. A sustained release implant, surgically administered in an outpatient procedure, delivering a corticosteroid to treat pain associated with severe knee osteoarthritis, was jointly developed with Hospital for Special Surgery (“HSS”). In December 2017, we and HSS reported positive data from a Phase I investigator-sponsored safety and tolerability study conducted by HSS.

Durasert™ is our trademark. Retisert® is Bausch & Lomb’s trademark. ILUVIEN® is Alimera’s trademark. Information with respect to ILUVIEN, including regulatory and marketing information, and Alimera’s plans and intentions, reflects information publicly disclosed by Alimera.

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

Results of Operations

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016:

	Three Months Ended December 31,		Change
	2017	2016	Amounts	%
	(In thousands except percentages)
Revenues:
Collaborative research and development	$461	$5,702	$(5,241)	(92)%
Royalty income	472	269	203	75%

Total revenues	933	5,971	(5,038)	(84)%

Operating expenses:
Research and development	4,269	3,165	1,104	35%
General and administrative	2,472	2,900	(428)	(15)%

Total operating expenses	6,741	6,065	676	11%

Loss from operations	(5,808)	(94)	(5,714)	(6,079)%
Interest and other income	26	27	(1)	(4)%

Net loss	$(5,782)	$(67)	$(5,715)	(8,530)%

Revenues

Collaborative research and development revenues totaled $461,000 for the three months ended December 31, 2017 compared to $5.7 million for the three months ended December 31, 2016. This decrease was predominantly attributable to $5.6 million of revenue recognized in the 2016 period upon the termination of the Amended and Restated Collaborative Research and License Agreement with Pfizer, Inc. in December 2016. Revenues earned from feasibility study agreements totaled $355,000 for the three months ended December 31, 2017 compared to $3,000 in the prior year quarter.

In July 2017, we restructured the Alimera collaboration agreement to (a) license Durasert three-year uveitis in the EMEA to Alimera and (b) to convert the net profit share arrangement to a sales-based royalty for all ILUVIEN licensed indications. We expect this conversion to result in increased revenues from Alimera over time, as well as better predictability and consistency of revenues to be recognized from Alimera. Based on 60-day payment terms from Alimera following the end of each calendar quarter, we expect that sales-based royalties earned from Alimera will be recognized as revenues one quarter in arrears. Starting in the three months ended December 31, 2017, these sales-based royalties earned from Alimera are being recorded as royalty income, whereas amounts previously earned pursuant to the net profit share arrangement were classified as collaborative research and development revenue.

Royalty income for the three months ended December 31, 2017 increased by $203,000, or 75%, to $472,000 compared to $269,000 for the three months ended December 31, 2016, attributable to $196,000 of sales-based royalties earned from Alimera and a $7,000 increase in Retisert royalty income. We do not expect Retisert royalty income to increase significantly, and it may decline.

Research and Development

Research and development expenses increased by $1.1 million, or 35%, to $4.3 million for the three months ended December 31, 2017 from approximately $3.2 million for the same quarter a year earlier, attributable primarily to increases of $827,000 of professional services associated with our Durasert three-year uveitis Phase 3 clinical development program and our January 2018 NDA filing and $225,000 of U.S. personnel and benefit costs. We expect total fiscal 2018 research and development expense to increase by approximately 10 - 15% compared to fiscal 2017, primarily due to pre-commercialization headcount and other costs for Durasert three-year uveitis manufacturing, quality assurance and medical affairs and ongoing regulatory professional services related to our NDA filing, partially offset by the absence of fiscal 2017 U.K. restructuring costs and reduced amortization of intangible assets.

General and Administrative

General and administrative expenses decreased by $428,000, or 15%, to $2.5 million for the three months ended December 31, 2017 from $2.9 million for the same period in the prior year, attributable primarily to $609,000 of prior year severance costs for our former Vice President, Corporate Affairs and General Counsel and $188,000 of patent and trademark legal fees, partially offset by a $282,000 increase in stock-based compensation and other personnel costs.

Six Months Ended December 31, 2017 Compared to Six Months Ended December 31, 2016:

	Six Months Ended December 31,		Change
	2017	2016	Amounts	%
	(In thousands except percentages)
Revenues:
Collaborative research and development	$601	$5,736	$(5,135)	(90)%
Royalty income	717	512	205	40%

Total revenues	1,318	6,248	(4,930)	(79)%

Operating expenses:
Research and development	8,088	7,343	745	10%
General and administrative	5,044	6,185	(1,141)	(18)%

Total operating expenses	13,132	13,528	(396)	(3)%

Loss from operations	(11,814)	(7,280)	(4,534)	(62)%
Interest and other income	49	51	(2)	(4)%

Net loss	$(11,765)	$(7,229)	$(4,536)	(63)%

Revenues

Collaborative research and development revenues totaled $601,000 for the six months ended December 31, 2017 compared to $5.7 million for the six months ended December 31, 2016. This decrease was predominantly attributable to $5.6 million of revenue recognized in the 2016 period upon the termination of the Amended and Restated Collaborative Research and License Agreement with Pfizer, Inc. in December 2016. Revenues earned from feasibility study agreements totaled $405,000 for the six months ended December 31, 2017 compared to $11,000 in the prior year period. The Company also recognized $50,000 of net profits received in the three months ended September 30, 2017 with respect to the final quarterly period under the terms of the prior Alimera agreement.

Royalty income for the six months ended December 31, 2017 increased by $205,000, or 40%, to $717,000 compared to $512,000 for the six months ended December 31, 2016, attributable to $196,000 of sales-based royalties earned from Alimera and a $9,000 increase in Retisert royalty income.

Research and Development

Research and development expenses increased by $745,000, or 10%, to approximately $8.1 million for the six months ended December 31, 2017 from approximately $7.3 million for the six months ended December 31, 2016, attributable primarily to a $1.4 million increase in professional services associated with our Durasert three-year uveitis Phase 3 clinical development program and regulatory filings and $398,000 of U.S. personnel and benefit costs, including stock-based compensation, partially offset by decreases of (i) $714,000 of CRO costs for our Durasert three-year uveitis clinical development and (ii) $411,000 of prior year personnel and legal costs associated with the U.K. restructuring.

General and Administrative

General and administrative expenses decreased by $1.1 million, or 18%, to approximately $5.0 million for the six months ended December 31, 2017 from approximately $6.2 million for the same period in the prior year, attributable primarily to $1.0 million of personnel and related costs, of which $1.2 million represented prior year severance compensation to our former CEO and our former Vice President, Corporate Affairs and General Counsel and $430,000 of professional fees, substantially related to the prior year management change and Alimera arbitration proceedings, partially offset by increases of $100,000 for stock-based compensation and $73,000 for facility costs, including our New Jersey office lease that commenced July 1, 2017.

Liquidity and Capital Resources

Our fiscal 2018 year-to-date operations were financed primarily from existing capital resources at June 30, 2017 and gross proceeds of $7.3 million from sales of 5,900,000 shares of common stock under our existing at-the-market (“ATM”) program. At December 31, 2017, our principal sources of liquidity were cash and cash equivalents that totaled $12.9 million. At the Company’s annual meeting held on December 15, 2017, the Company’s stockholders approved two proposals pursuant to Australian Securities Exchange (“ASX”) Listing Rules that permit us to issue up to 25% of our then issued and outstanding capital without any further stockholder approval in the next 12 months, unless such stockholder approval is required by applicable law, other rules of the ASX, rules of the Nasdaq Stock Market (“Nasdaq”) or the rules of another stock exchange on which our securities may be listed at the time.

With the exception of net income for the fiscal year ended June 30, 2015 resulting from our receipt of the $25.0 million ILUVIEN FDA-approval milestone, we have predominantly incurred operating losses since inception, and at December 31, 2017, we had a total accumulated deficit of $322.6 million. We do not currently have any significant assured sources of future revenue, and our anticipated recurring use of cash to fund operations in combination with no probable source of additional capital raises substantial doubt about our ability to continue as a going concern for one year from the issuance of our financial statements included in this Quarterly Report on Form 10-Q. We have historically financed our operations primarily from the proceeds of sales of our equity securities and receipt of license fees, milestone payments, research and development funding and royalty income from our collaboration partners. We believe that our cash and cash equivalents of $12.9 million at December 31, 2017 and expected cash inflows under existing collaboration agreements will enable us to fund our current and planned operations (including our two ongoing Durasert three-year uveitis Phase 3 clinical trials) through approximately the second quarter of calendar year 2018. In order to extend our ability to fund our operations beyond then, including our planned commercial launch of Durasert three-year uveitis in the U.S. if approved by the FDA, our plans include accessing additional equity financing from the sale of common stock through our ATM program or other equity or debt financing transactions and/or, as applicable, reducing or deferring operating expenses. The timing and extent of our implementation of these plans is expected to depend on the amount and timing of cash receipts from existing or any future collaboration or other agreements and/or proceeds from any financing transactions, as well as stockholder approval to issue additional equity securities. There is no assurance that we will receive significant revenues from the commercialization of Durasert three-year uveitis or ILUVIEN, or obtain financing from any other sources.

The additional capital we will require will be influenced by many factors, including, but not limited to:

•	the amount of future revenues we receive with respect to the commercialization of ILUVIEN for DME and, if and when approved in the EMEA, of ILUVIEN for posterior uveitis;

•	the timing, cost and success of our clinical development, regulatory approval and planned direct U.S. commercialization of Durasert three-year uveitis;

•	whether and to what extent we internally fund, whether and when we initiate, and how we conduct other product development programs;

•	the amount of Retisert royalties and other payments we receive under collaboration agreements;

•	whether and when we are able to enter into strategic arrangements for our product candidates and the nature of those arrangements;

•	timely and successful development, regulatory approval and commercialization of our products and product candidates;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims;

•	changes in our operating plan, resulting in increases or decreases in our need for capital; and

•	our views on the availability, timing and desirability of raising capital.

We do not know if additional capital will be available when needed or on terms favorable to us or our stockholders. Collaboration, licensing or other agreements may not be available on favorable terms, or at all. Although we expect that our restructured Alimera collaboration agreement will provide a more consistent flow of royalty income, we do not know the extent to which Alimera will achieve increasing revenues from its commercialization of ILUVIEN for DME and, if approved in the EMEA, for posterior segment uveitis. If we seek to sell shares under our ATM program or in another offering, we do not know whether and to what extent we will be able to do so, or on what terms. Further, the rules and regulations of the ASX and Nasdaq require us to obtain stockholder approval for sales of our equity securities under certain circumstances, which could delay or prevent us from raising additional capital from such sales. Also, the state of the economy and financial and credit markets at the time or times we seek any additional financing may make it more difficult or expensive to obtain. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and dilute our existing stockholders’ equity, and funding through collaboration agreements may be on unfavorable terms, including requiring us to relinquish rights to certain of our technologies or products. If adequate financing is not available if and when needed, we may delay, reduce the scope of, or eliminate research or development programs, potential independent commercialization of Durasert three-year uveitis or other new products, if any, and postpone or cancel the pursuit of product candidates, including pre-clinical and clinical trials and new business opportunities, reduce staff and operating costs, or otherwise significantly curtail our operations to reduce our cash requirements and extend our capital.

Our consolidated statements of historical cash flows are summarized as follows (in thousands):

	Six Months Ended December 31,
	2017	2016	Change
Net loss:	$(11,765)	$(7,229)	$(4,536)
Changes in operating assets and liabilities	(977)	(199)	(778)
Other adjustments to reconcile net lossto cash flows from operating activities	1,736	(4,067)	5,803

Net cash used in operating activities	$(11,006)	$(11,495)	$489

Net cash (used in) provided by investing activities	$(64)	$7,868	$(7,932)

Net cash provided by financing activities	$7,044	$9	$7,035

For the six months ended December 31, 2017, net cash used in operating activities decreased by $489,000 compared to the six months ended December 31, 2016, due primarily to a combination of higher operating cash inflows partially offset by higher operating cash outflows. Increases in operating cash inflows of $1.1 million consisted of $860,000 of proceeds from new feasibility study agreements and an increase of $246,000 of cash inflows from Alimera, primarily related to $196,000 of royalty income attributable to the July 2017 restructuring of the collaboration agreement. Increases in operating cash outflows of approximately $600,000 consisted primarily of $634,000 of consulting services, primarily related to the NDA filing and clinical development of Durasert three-year uveitis and $208,000 of CRO payments associated with our Durasert three-year uveitis clinical development. These increases were partially offset by a $187,000 decrease in personnel and related costs, primarily due to severance compensation paid in the prior year to our former CEO and former U.K. employees, partially offset by higher year over year incentive compensation payments, the December 2017 payment of the cash portion of certain retention bonus agreements and headcount increases.

Net cash used in investing activities during the six months ended December 31, 2017 consisted of purchases of property and equipment. Net cash provided by investing activities during the six months ended December 31, 2016 consisted predominantly of $7.8 million of maturities of marketable securities, net of purchases. There were no purchases or maturities of marketable securities during the six months ended December 31, 2017.

Net cash provided by financing activities for the six months ended December 31, 2017 consisted of $7.0 million of proceeds, net of share issue costs, from sales of 5,900,000 common shares under our ATM program. Net cash provided by financing activities for the six months ended December 31, 2016 consisted of $9,000 of proceeds from the exercise of stock options.

We had no borrowings or line of credit facilities as of December 31, 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2017 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rates

We have historically conducted operations in two principal currencies, the U.S. dollar and the Pound Sterling (£). The U.S. dollar is the functional currency for our U.S. operations, and the Pound Sterling is the functional currency for our U.K. operations, which have been significantly reduced in connection with the U.K. restructuring announced in July 2016. Changes in the foreign exchange rate of the U.S. dollar and Pound Sterling impact the net operating expenses of our U.K. operations. The weakening of the U.S. dollar during the three months ended December 31, 2017 compared to the prior year’s quarter resulted in a net increase on research and development expenses of $6,000. For every incremental 5% strengthening or weakening of the weighted average exchange rate of the U.S. dollar in relation to the Pound Sterling, our research and development expense for the three months ended December 31, 2017 would have decreased or increased by approximately $5,000, respectively. All cash and cash equivalents, and most other asset and liability balances, are denominated in each entity’s functional currency and, accordingly, we do not consider our statement of comprehensive loss exposure to realized and unrealized foreign currency gains and losses to be significant.

Changes in the foreign exchange rate of the Pound Sterling to the U.S. dollar also impacted total stockholders’ equity. As reported in the consolidated statement of comprehensive loss, the relative weakening of the U.S. dollar in relation to the Pound Sterling at December 31, 2017 compared to June 30, 2017 resulted in $3,000 of other comprehensive income for the six months ended December 31, 2017 due to the translation of £17,000 of net assets of our U.K. operations into U.S. dollars. For every incremental 5% strengthening or weakening of the U.S. dollar at December 31, 2017 in relation to the Pound Sterling, our stockholders’ equity at December 31, 2017 would have decreased or increased, respectively, by $1,000.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2017, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2017.

Item 6.	Exhibits

The following exhibits are being filed herewith:

10.1	Form of Stock Option Certificate for grants to executive officers under the pSivida Corp. 2016 Long Term Incentive Plan, as amended

10.2	Form of Deferred Stock Unit Award for grants to non-executive directors under the pSivida Corp. 2016 Long Term Incentive Plan, as amended

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from pSivida Corp.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Loss; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

pSivida Corp.

Date: February 8, 2018	By:	/s/ Nancy Lurker
	Name:	Nancy Lurker
	Title:	President and Chief Executive Officer