Form 10-K
period 2018-06-30
EyePoint Pharmaceuticals, Inc.
filed 2018-09-18
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock on the Nasdaq Global Market on December 31, 2017, the last trading day of the registrant’s most recently completed second fiscal quarter, was approximately $48,816,000.

There were 74,512,048 shares of the registrant’s common stock, $0.001 par value, outstanding as of September 13, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2018 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended June 30, 2018.

EyePoint Pharmaceuticals, Inc.

Form 10-K

For the Fiscal Year Ended June 30, 2018

Preliminary Note Regarding Forward-Looking Statements

Various statements made in this Annual Report on Form 10-K are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements give our current expectations or forecasts of future events and are not statements of historical or current facts. These statements include, among others, statements about:

•	the planned launch of DEXYCU™ and, if approved, YUTIQ™, in the first half of calendar year 2019;

•	the potential advantages of DEXYCU, YUTIQ and our other product candidates;

•	our ability to manufacture DEXYCU and, if approved, YUTIQ, or any future products or product candidates in sufficient quantities and quality;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	the sufficiency of our cash and cash equivalents to fund our operations into the first quarter of calendar year 2019;

•	our ability to obtain additional capital in sufficient amounts and on terms acceptable to us, and the consequences of failing to do so;

•	future expenses and capital expenditures;

•	our expectations regarding the timing and design of our clinical development plans;

•	our ability to establish or maintain collaborations and obtain milestone, royalty and/or other payments from any such collaborators;

•

the ability of Alimera Sciences, Inc., or Alimera, to obtain regulatory approval of and commercialize ILUVIEN® for the treatment of non-infectious posterior segment uveitis, in Europe, the Middle East and Africa;

•	the implication of results from pre-clinical and clinical trials and our other research activities;

•	our intentions regarding our research into other uses and applications of our Durasert™ and Verisome® technology platforms;

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

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements: uncertainties with respect to: our ability to achieve profitable operations and access to needed capital; fluctuations in our operating results; the number of clinical trials, including clinical trials conducted outside the United States, or U.S., and data required for marketing approval for YUTIQ in the U.S.; our ability to use data in promotion for YUTIQ; our ability to successfully produce commercial supply of DEXYCU and successfully commercialize DEXYCU in the U.S.; our ability to successfully build a commercial infrastructure and enter into and maintain commercial agreements for the launch of DEXYCU and, if approved, YUTIQ; our ability to successfully commercialize YUTIQ, if approved, in the U.S.; potential off-label sales of ILUVIEN for uveitis; consequences of fluocinolone acetonide side effects; successful commercialization of, and receipt of revenues from, ILUVIEN for diabetic macular edema, or DME, which depends on Alimera’s ability to continue as a going concern; Alimera’s ability to obtain additional marketing approvals and the effect of pricing and reimbursement decisions on sales of ILUVIEN for DME; Alimera’s ability to obtain marketing approval for ILUVIEN in its licensed territories for non-infectious posterior segment uveitis; the development of our next-generation Durasert short-acting treatment for uveitis; potential declines in Retisert® royalties; our ability to market and sell products; the success of current and future license agreements, including our agreement with Alimera; termination or breach of current license agreements, including our agreement with Alimera; our dependence on contract research organizations, contract sales organizations, vendors and investigators; effects of competition and other developments affecting sales of products; market acceptance of products; effects of guidelines, recommendations and studies; protection of intellectual property and avoiding intellectual property infringement; retention of key personnel; product liability; industry consolidation; compliance with environmental laws; manufacturing risks; risks and costs of international business operations; effects of the potential exit of the United Kingdom from the European Union; legislative or regulatory changes; volatility of stock price; possible dilution; absence of dividends; and other factors described in our filings with the Securities and Exchange Commission. We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The risks set forth under Item 1A of this Annual Report on Form 10-K describe major risks to our business, and you should read and interpret any forward-looking statements together with these risks. A variety of factors, including these risks, could cause our actual results and other expectations to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

Our forward-looking statements speak only as of the dates on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes makes it clear that any projected results expressed or implied in such statements will not be realized.

ITEM 1.	BUSINESS

Introduction

Our Business

We are a specialty biopharmaceutical company committed to developing and commercializing innovative ophthalmic products for the treatment of eye diseases. Our lead product, DEXYCU™ (dexamethasone intraocular suspension) 9%, approved by the United States, or U.S., Food and Drug Administration, or FDA, in February 2018, is administered as a single dose at the end of ocular surgery and is the first long-acting intraocular product approved by the FDA for the treatment of post-operative ocular inflammation. DEXYCU utilizes our proprietary Verisome® drug-delivery platform, which allows for a single intraocular injection that releases dexamethasone, a corticosteroid, over time. There are approximately four million cataract surgeries performed annually in the U.S., and we plan to launch DEXYCU in the U.S. in the first half of calendar year 2019 with a primary focus on its use following cataract surgery. Our lead product candidate is YUTIQ™, a three-year non-erodible fluocinolone acetonide, or FA, insert for the treatment of non-infectious posterior segment uveitis, or NIPU. Injected into the eye in an office visit, YUTIQ is a tiny micro-insert that delivers a micro-dose of a corticosteroid to the back of the eye on a sustained constant (zero order release) basis for approximately three years. On March 19, 2018, the FDA accepted our New Drug Application, or NDA, for YUTIQ and set an FDA Prescription Drug User Fee Act, or PDUFA, action date of November 5, 2018. YUTIQ is based on our proprietary Durasert™ sustained-release drug delivery technology platform, which can deliver drugs for predetermined periods of time ranging from months to years. Posterior segment uveitis is the third leading cause of blindness in the U.S. and affects between 55,000 to 120,000 people in the U.S. If approved in November 2018, we expect to launch YUTIQ in the U.S. in the first half of calendar year 2019.

The Unmet Need in the Treatment of Eye Disease

The human eye is an organ which reacts to light to provide sight. The eye has two principal anatomical segments: the anterior segment and the posterior segment. The anterior segment consists of the cornea, iris, pupil, lens and aqueous humor, while the posterior segment consists of the retina, choroid, vitreous humor and the optic nerve.

The tissues and structures in the anterior and posterior segment of the eye work in concert to produce sight. Light from an object or scene enters the eye through the anterior chamber, beginning with the cornea. The cornea bends the light such that it passes freely through the pupil, which is the opening in the center of the iris. The iris works like a shutter in a camera, enlarging or shrinking depending on how much light is entering the eye. After passing through the iris, the light rays pass through the eye’s natural crystalline lens. This clear, flexible structure works like the lens in a camera, shortening and lengthening its width in order to focus light rays properly. Light rays then pass from the anterior segment into the posterior segment of the eye starting with a dense, transparent gel-like substance, called the vitreous. The vitreous fills the globe of the eyeball, which bathes the eye in nutrients and helps the eye hold its spherical shape. In a normal eye, the light rays come to a sharp focusing point on the retina. The retina functions much like the film in a camera, capturing the light rays, processing them into light impulses through millions of tiny nerve endings and then sending these light impulses through over a million nerve fibers to the optic nerve. Because the process of producing sight requires the precise coordination of the tissues and structures in both the anterior and posterior segments of the eye, if disease affects any one of these components, vision can be impaired or potentially blinded.

Diseases of the anterior chamber of the eye include ocular inflammation, cataracts, dry eye, infection, and refractive disorders. Glaucoma, which is a disease that damages the optic nerve, can also be caused by inflammation in the anterior chamber (inflammatory or uveitic glaucoma). Because the anterior segment is readily accessible, physicians typically treat these diseases with topically-applied eye drops. However, there are several limitations of eye drops. First, the eye often eliminates topically applied medications via tear elimination, limiting the penetration of drugs into the ocular tissue. Second, eye drops are often administered by patients themselves, which often leads to misuse or non-compliance by patients due to complicated and arduous eye drop regimens.

Diseases of the posterior segment of the eye include conditions such as age-related macular degeneration, or AMD, diabetic retinopathy, diabetic macular edema, or DME, and posterior segment uveitis. These diseases frequently result in damage to the vasculature of the eye, leading to poor visual function, and often to proliferation of new, abnormal and leaky blood vessels in the back of the eye. These conditions can lead to retinal damage, scarring and irreversible loss of vision. Because the posterior chamber is not readily accessible, physicians typically treat these diseases with intravitreal injections. However, there are several limitations of intravitreal injections. First, these injections can be painful to the eye and often cause swelling or bleeding. Second, intravitreal injections are not an effective means of delivering a steady state dose to the site of disease.

Drug delivery for treating ophthalmic diseases in both the anterior and posterior segments of the eye is a significant challenge. Due to the effectiveness of the blood-eye barrier, it is difficult for systemically (orally or intravenously) administered drugs to reach the retina in sufficient quantities to have a beneficial effect without causing adverse side effects to other parts of the body. Injecting drugs in solution directly into the back of the eye can achieve effective, but often transient, dosage levels in the eye, requiring repeated injections. In addition to the issues of inconvenience, cost and noncompliance, repeated intravitreal injections have medical risks, including intraocular infection, perforated sclera and vitreous hemorrhage.

Ophthalmic drugs, whether drops, injections or oral dosage forms, are often not administered on the optimal schedule or at all, because patients do not self-administer as prescribed or do not get medical professional administration as required. The risk of patient non-compliance increases when treatment involves multiple products or complex or painful dosing regimens, as patients age or suffer cognitive impairment or serious illness, or when the treatment is lengthy or expensive.

Due to the drawbacks of traditional delivery, we believe the development of methods to deliver drugs to patients in a more precise, controlled fashion over sustained periods of time satisfies an unmet medical need by assuring compliance to the prescribed treatment regimen. Our products, DEXYCU and, if approved, YUTIQ are intended to address diseases of both the anterior and posterior segments of the eye, respectively, through long-acting and sustained delivery technologies.

Our Products and Product Candidates

The following table describes the stage of each of our programs:

Product	Disease	Approved Products	Partner
DEXYCU	Occular post-surgical inflammation	FDA-approved	None
ILUVIEN	DME	Approved in the U.S. and 17 EU countries; direct commercialization in the U.S., U.K., Germany, Portugal, Ireland and Austria; distribution through sublicense partners in Spain, Italy, France and various countries in the Middle East	Alimera
RETISERT	Posterior segment uveitis	FDA-approved; commercialized in the U.S. since 2005	Bausch & Lomb
VITRASERT	CMV retinitis	FDA-approved; commercialized from 1996 through 2012 (patent expiration)	Bausch & Lomb

Product Candidate	Disease	Stage of Development	Partner
YUTIQ	Posterior segment uveitis	NDA accepted with PDUFA action date of November 5, 2018 Type II variation accepted for review in the 17 EU countries previously approved for ILUVIEN for DME	For U.S.: to commercialize directly pending NDA approval For EMEA: regulatory, reimbursement and distribution licensed to Alimera under ILUVIEN
YUTIQ shorter-acting uveitis	Posterior segment uveitis	Bioequivalence and animal safety studies	None
Durasert TKI for Wet AMD	Wet AMD	Pre-clinical	None

DEXYCU

DEXYCU is the first long-acting intraocular product approved by the FDA for the treatment of post-operative ocular inflammation. Cataract surgery is one of the most frequent surgical procedures performed in the U.S., with approximately four million procedures performed annually. However, patients can experience post-operative ocular inflammation. Under the current standard of care for inflammation associated with cataract surgery, patients, many of whom are elderly, must self-administer medicated eye drops several times a day over a period of several weeks. DEXYCU, administered as a single intraocular injection at the conclusion of surgery, utilizes our Verisome technology to dispense a biodegradable extended-release formulation of dexamethasone, a corticosteroid, in the posterior chamber directly behind the iris. We believe that a single administration of a corticosteroid at the site of inflammation may benefit patients by eliminating non-compliance and dosing errors associated with the current practice of dispensing multiple daily self-administered eye drops following cataract surgery over a period of several weeks.

The efficacy of DEXYCU was demonstrated in a double-masked randomized Phase 3 clinical trial of 394 patients. In the clinical trial, patients received an intraocular dose of 517 micrograms, or mcg, of DEXYCU, 342 mcg of DEXYCU, or placebo administered by a physician at the end of cataract surgery. The primary efficacy outcome in the clinical trial was anterior chamber cell clearing in the study eye on the eighth day following surgery. The percentage of patients meeting the primary efficacy outcome was 20% in the placebo group while 57% and 60% met the primary efficacy outcome in the 342 and 517 mcg DEXYCU treatment groups, respectively. In addition, the percentage of patients receiving rescue medication of ocular steroid or a nonsteroidal anti-inflammatory drug was significantly lower at day one, three, eight, 15 and 30 in the 342 and 517 mcg treatment groups versus placebo. The most common adverse reactions (5 – 15%) reported with DEXYCU were increased intraocular pressure, or IOP, corneal edema and iritis. Other adverse reactions occurring in 1 – 5% of subjects included corneal endothelial cell loss, blepharitis, eye pain, cystoid macular edema, dry eye, ocular inflammation, posterior capsule opacification, blurred vision, reduced visual acuity, vitreous floaters, foreign body sensation, photophobia and vitreous detachment. Warnings and precautions included on the label for DEXYCU include increases in IOP, delayed healing, exacerbation of infection and cataract progression which are side effects generally associated with intraocular steroids.

The FDA-approved dosage of DEXYCU is 0.005 milliliters, or mL, of dexamethasone 9% (equivalent to 517 mcg), administered as a single dose intraocularly in the posterior chamber, directly behind the iris, at the end of surgery. DEXYCU will be available as a 9% intraocular suspension equivalent to dexamethasone 103.4 mg/mL in a single-dose vial provided in a kit. The drug is encapsulated in the fully bioerodible Verisome technology, which provides a steady release of dexamethasone for up to 22 days post-injection.

We acquired the rights to DEXYCU on March 28, 2018 through the acquisition of Icon Bioscience, Inc., or Icon. We paid Icon’s security holders approximately $15 million at the closing of the transaction, and are obligated to pay certain post-closing contingent cash payments upon the achievement of specified milestones based upon certain net sales and partnering revenue standards, in each case subject to the terms and conditions set forth in that certain Agreement and Plan of Merger, dated March 28, 2018, by and among us, Oculus Merger Sub, Inc., or Merger Sub, Icon and Shareholder Representative Services LLC, solely in its capacity as the representative of Icon’s securityholders, which we refer to as the Merger Agreement. These include, but are not limited to, (i) a one-time development milestone of $15.0 million payable in cash upon the first commercial sale of DEXYCU in the U.S., (ii) sales milestone payments totaling up to $95.0 million upon the achievement of certain sales thresholds and subject to certain Centers for Medicare & Medicaid Services, or CMS, reimbursement conditions set forth in the Merger Agreement, (iii) quarterly earn-out payments equal to 12% on net sales of DEXYCU in a given year, which earn-out payments will increase to 16% of net sales of DEXYCU in such year beginning in the calendar quarter for such year to the extent aggregate annual consideration of DEXYCU exceeds $200.0 million in such year, (iv) quarterly earn-out payments equal to 20% of partnering revenue received by us for DEXYCU sales outside of the U.S., and (v) single-digit percentage quarterly earn-out payments with respect to net sales and/or partnering income, if any, resulting from future clinical development, regulatory approval and commercialization of any other product candidates we acquired in connection with the acquisition of Icon.

We plan to launch DEXYCU in the U.S. in the first half of calendar year 2019 following the successful scale up of commercial infrastructure and commercial supplies. We plan to commercialize DEXYCU ourselves in the U.S. through a contract sales organization, or CSO, whereby the sales leadership (National Sales Director and Regional Managers) are hired by us, and the key account managers, or KAMs, and sales representatives are hired by the CSO with the option for us to hire these sales reps after a period of time. We believe this flexible sales model provides less execution risk to us as CSOs can leverage costs across multiple clients, and thus are able to cost-effectively build the necessary infrastructure to support sales activities using varied, industry-wide experience to provide the most impactful solutions.

We believe that approximately four million cataract surgeries are performed annually in the U.S. The current standard of care in the U.S. for treating post-operative inflammation is primarily a combination of steroid, antibiotic and non-steroidal eye drops on a tapered treatment regimen that can last up to four weeks. This eye drop treatment regimen is complicated and can result in up to 100 eye drops being administered over time. Steroid eye drops are the most complicated medication to administer in this regimen, requiring up to 70 eye drops over 3-4 weeks on a tapered dosing schedule. Further, cataract surgery patients are often elderly and can have compromised cognitive function, osteoarthritis in their hands and poor eyesight due to the cataract surgery. These complexities can lead to poor compliance due to failing to administer eye drops according to the prescribed schedule, or administering an eye drop but failing to have it go into the eye, and/or not finishing the treatment regimen. In addition, patients often call their physician’s office multiple times to have them re-explain the treatment regimen. We believe DEXYCU addresses many of these issues and potentially eliminates the need for post-surgical steroid eye drops by providing one injection immediately post-surgery into the same incision site where the new intraocular lens has been placed. We believe physicians will react positively to this single injection because the full steroid dose will be placed at the surgical site where inflammation can occur post-surgery.

Approximately 40% of patients who undergo cataract surgery are covered by Medicare Part B. New drugs approved by the FDA that are part of cataract surgery performed in a hospital outpatient department or ambulatory surgical center may receive an additional transitional pass-through payment under Medicare provided it meets certain criteria, including a “not insignificant” cost criterion. This “pass-through payment” consists of Medicare reimbursement for the drug based on a defined formula for calculating the minimum fee that a manufacturer may charge for the drug.

DEXYCU qualified for Medicare transitional pass-through payment and we received a pass-through C-code from CMS, which will be effective on October 1, 2018. We have not yet determined final pricing, other than that it will be modestly higher than $485 to ensure we will continue to qualify for pass-through status after including normal industry discounts and rebates given to providers or commercial payors.

Under current CMS regulations, pass-through status applies for a period of three years, measured from the date Medicare makes its first pass-through payment for DEXYCU, following which DEXYCU would be incorporated into the cataract bundled payment system, which will significantly reduce the pricing for DEXYCU. We are working with outside consultants to potentially gain an extension to the transitional payment system, or to separate the drug payment from the bundled cataract surgery payment after the three-year transitional payment ends and continue to be reimbursed separately for a longer period of time, potentially through patent life.

Our DEXYCU U.S. patent portfolio includes two issued patents under an exclusive license from Ramscor, Inc. for all ophthalmic conditions. These two issued patents contain composition claims for delivering biologically active substances using citric acid esters. In addition, two more U.S. applications pertaining to DEXYCU have issued as patents. These patents, one with method of use claims and the other with device claims, will provide further protection for DEXYCU through May 2034.

The drug delivery technology used in DEXYCU is called Verisome. The basic technology can be formulated into numerous products, as a biodegradable solid, gel, or liquid substance that provides drug release in a controlled manner over a period of weeks to several months for ocular, systemic, or topical applications. Ophthalmic applications are focused on the ability of this system to create an injectable liquid or slightly viscous gel. Verisome-based products can be injected into the aqueous or vitreous humor as a liquid via a small gauge needle. When the drug is injected into an ocular chamber, it coalesces into a single spherical dose that settles in the lower portion of the chamber. The system is biodegradable and versatile for administering different drugs; furthermore, duration of use can be tailored. Shrinkage of the Verisome sphere over time reflects simultaneous degradation of the delivery system and release of the active agent. In ophthalmology, this mode of delivery offers advantages because the physician can easily assess the status of therapy by observing the drug-containing system within the eye. When the sphere is no longer visible, the entire drug has been released, and no inactive ingredient remains in the eye. Potential applications could include intraocular products to treat inflammation, ocular hypertension and glaucoma.

Durasert Technology Platform

Our Durasert technology platform uses proprietary sustained polymer technology to deliver drugs to treat chronic diseases, especially those affecting the hard to access posterior segment of the eye. To date, three products utilizing successive generations of the Durasert technology have been approved by the FDA. These products include ILUVIEN® (FA intravitreal implant) 0.19 mg, licensed to Alimera Sciences, Inc., or Alimera, and Retisert® (FA intravitreal implant) 0.59 mg and Vitrasert® (ganciclovir) 4.5 mg, both licensed to Bausch & Lomb. Currently, the Durasert technology platform utilizes a miniaturized, injectable, sustained-release insert for small molecules that can deliver a drug for up to three years. This insert is only 3.5 mm in length with an external diameter of just 0.37 mm. The insert can be administered in an office setting through a needle as small as 25-gauge.

Our Durasert technology platform is designed to address the issue of sustained delivery for ophthalmic and other product candidates. Specifically, our Durasert platform features:

•

Extended Delivery. The delivery of drugs for predetermined periods of time ranging from months to years. We believe that uninterrupted, sustained delivery offers the opportunity to develop products that reduce the need for repeated applications, thereby reducing the risks of patient noncompliance and adverse effects from repeated administrations.

•

Controlled Release Rate. The release of therapeutics at a controlled rate. We believe that this feature allows us to develop products that deliver optimal concentrations of therapeutics over time and eliminate excessive variability in dosing during treatment.

•

Localized Delivery. The delivery of therapeutics directly to a target site. We believe this administration can allow the natural barriers of the body to isolate and assist in maintaining appropriate concentrations at the target site in an effort to achieve the maximum therapeutic effect while minimizing unwanted systemic effects.

Our Durasert technology platform provides sustained, localized delivery of small molecule drugs to the posterior segment of the eye and is utilized in three FDA-approved products and in our product candidates, including YUTIQ and other shorter duration product candidates. In these products and product candidates, a drug core is surrounded with one or more polymer layers, and the permeability of those layers and other design aspects of the product or product candidate control the rate and duration of drug release. By changing elements of the design, we can alter both the rate and duration of release to meet different therapeutic needs. Although the earlier ophthalmic products that utilize the Durasert technology, Retisert and Vitrasert, are surgically implanted, ILUVIEN, YUTIQ and our other ophthalmic product candidates are designed to be injected at the target site in an office visit.

YUTIQ

YUTIQ, our lead product candidate, is based on our Durasert technology platform and consists of an injectable, sustained-release micro-insert designed to treat chronic NIPU, intermediate uveitis and panuveitis affecting the posterior segment of the eye. YUTIQ is designed to provide sustained daily release of a total of 0.18 mg of the off-patent corticosteroid FA at a controlled rate directly to the back of the eye over approximately three years from a single administration performed in an office visit. It is injected with our proprietary inserter using a 25-gauge needle. We are developing YUTIQ independently and have licensed regulatory, reimbursement and distribution rights to Alimera for Europe, the Middle East and Africa, or the EMEA, under its ILUVIEN tradename. Subject to NDA approval by the FDA, we plan to independently commercialize YUTIQ in the U.S. Further, in conjunction with the commercialization of DEXYCU, we expect to spread our commercial, medical, legal, corporate and regulatory infrastructure over two products.

Posterior segment uveitis is a chronic, non-infectious inflammatory disease affecting the posterior segment of the eye, often involving the retina, and is a leading cause of blindness in developed countries. It afflicts people of all ages, producing swelling and destroying eye tissues, which can lead to severe vision loss and blindness. In the U.S., posterior segment uveitis is estimated to affect approximately 55,000-120,000 people in the U.S., resulting in approximately 30,000 cases of blindness and making it the third leading cause of blindness in the U.S. Patients with posterior segment uveitis are typically treated with ocular injected steroids and systemic steroids, but frequently develop serious side effects from systemic steroids over time that can limit effective dosing. Patients who do not tolerate systemic steroids then are offered—as the last line of treatment—therapy with systemic immunosuppressants or biologics, which themselves can cause severe side effects.

YUTIQ Phase 3 Trials

In our two Phase 3 trials to assess the safety and efficacy of YUTIQ, we achieved the primary efficacy endpoint of prevention of recurrence of uveitis through six months with statistical significance (p value of < 0.001 in each study). These studies are randomized, sham injection-controlled, double-masked trials with the primary endpoint of both trials defined as recurrence of uveitis at six months, with patients followed for three years. Our first Phase 3 trial enrolled 129 patients in 16 centers in the U.S. and 17 centers outside the U.S, with 87 eyes treated with YUTIQ and 42 eyes receiving sham injections. Our second Phase 3 trial enrolled 153 patients in 15 centers in India with 101 eyes treated with YUTIQ and 52 eyes receiving sham injections. The 36-month patient follow-up was recently completed in the first of the two Phase 3 trials.

Our first Phase 3 trial met its primary efficacy endpoint of prevention of recurrence of disease at 6 months with statistical significance (p < 0.001, intent to treat analysis; recurrence of 18.4% for YUTIQ versus 78.6% for control). The trial yielded similar efficacy through 12 months of follow up (p < 0.0001, intent to treat analysis; recurrence of 27.6% for YUTIQ versus 85.7% for control). YUTIQ was generally well tolerated through 12-months of follow-up. The incremental risk of elevated IOP for YUTIQ-treated eyes compared to control eyes was lower through 12 months than through six months for elevation over 21 mmHg (6.1% versus 10.9%) as well as for the more serious elevation over 25 mmHg (7.6% versus 11.3%). Elevated IOP was generally well treated with eye drops. Through 12 months, the percentage of eyes requiring filtration surgery was low and similar between YUTIQ-treated and control eyes (3.4% versus 2.4%). Of the 63 study eyes with a natural lens at baseline, 33.3% of YUTIQ-treated eyes compared to 4.8% of control eyes required cataract surgery through 12 months. Cataracts are both a side effect of treatment with steroids and a natural consequence of uveitis.

Our second Phase 3 trial also met its primary efficacy endpoint of prevention of recurrence of disease at 6 months with statistical significance (p < 0.001, intent to treat analysis; recurrence of 21.8% for YUTIQ versus 53.8% for control). As in the first Phase 3 trial, YUTIQ was generally well tolerated through 6 months, and 12-month follow-up efficacy and safety data was consistent with the 12-month data from our first Phase 3 trial. The 36-month patient follow-up is expected to be completed in October 2019.

We also conducted a multi-center, randomized, controlled, single-masked study of the safety and utilization of two different inserters for YUTIQ. We enrolled 26 subjects (38 eyes) in this study in 6 centers in the U.S. The utilization and safety results of this study have been included in our NDA filing for YUTIQ.

YUTIQ Regulatory Strategy

On March 19, 2018, the FDA accepted our NDA for YUTIQ and set a PDUFA action date of November 5, 2018. If approved, we plan to launch YUTIQ in the U.S. in the first half of calendar year 2019.

We have out-licensed the rights for YUTIQ for the treatment of NIPU to Alimera for the EMEA as an extension of our original license agreement with Alimera. Pursuant to the original agreement, we granted worldwide license rights to ILUVIEN for DME and other potential back-of-the-eye diseases (other than uveitis) utilizing a corticosteroid with our Durasert technology. In the European Economic Area, or EEA, Alimera has submitted our previously-filed YUTIQ data as a Type II variation in each of the 17 countries in which it previously obtained regulatory approval for ILUVIEN for DME. According to Alimera’s public filings, Alimera plans to submit follow-up data supporting its Type II variation application in the fourth quarter of calendar year 2018 and expects it will obtain approval for its application in the first half of calendar 2019.

YUTIQ Marketing Strategy

Subject to approval by the FDA, we intend to commercialize YUTIQ ourselves in the U.S. We believe that the uveitis market in the U.S. is relatively modest in size, with an estimated patient prevalence for NIPU of approximately 55,000 to 120,000 patients. Consequently, the number of retinal physicians who treat the majority of this patient population is estimated to be fewer than 500. As a result, we believe the commercial footprint and cost to market for YUTIQ will be less than a typical pharmaceutical product launch with a larger physician call population. Members of our leadership team have extensive commercialization experience and we believe that commercializing YUTIQ ourselves in the U.S. will maximize the value of YUTIQ to us. Outside of the U.S., we expanded Alimera’s license agreement to include uveitis, including NIPU, in the EMEA. This additional license right was part of the July 10, 2017 amended and restated collaboration agreement with Alimera, or the Amended Alimera Agreement. Alimera has reported that it plans to commercialize the NIPU EMEA indication under its ILUVIEN trademark. We plan to seek out-license partner arrangements in other territories.

Development Product: Shorter Duration YUTIQ

We are developing a next-generation, shorter-duration treatment for posterior segment uveitis, using the same Durasert technology and drug (FA) as in YUTIQ. This program is designed to offer a shorter delivery period, thus providing physicians with flexibility for multiple dosing intervals. Our market research has indicated a strong preference amongst those physicians surveyed for both a six to nine-month drug delivery product and a three-year drug delivery option. Although we believe many patients would likely opt for a longer-acting treatment option, some doctors may prefer to initially treat their uveitis patients over shorter time periods.

Development Product: Tyrosine Kinase Inhibitor Insert for Wet AMD

We are investigating the development of an injectable, bioerodible, sustained-release Durasert insert delivering a tyrosine kinase inhibitor, or TKI, for treatment of wet AMD. AMD, the leading cause of vision loss in people over 65, is most commonly treated with intravitreal injections of biologics that block vascular endothelial growth factor, or VEGF. FDA-approved Lucentis® and Eylea® and off-label use of anti-cancer drug Avastin® are the leading treatments for wet AMD. These biologics must be injected into the eye as frequently as monthly and typically can lose efficacy over time, resulting in vision loss and return of the disease.

In cancer therapy, TKIs are taken orally but their toxicity prevents their systemic use to treat AMD. Using our Durasert technology, we plan to develop an implant to deliver a TKI directly to the back of the eye with a total dose that is significantly lower than what is customarily used in a course of cancer therapy.

Our development goal is to provide sustained treatment of wet AMD for six months with a single injection of a TKI-based product, targeting VEGF while avoiding or reducing the toxic systemic side effects of TKIs and the frequent injections of current wet AMD anti-VEGF biologics. Using a model TKI (that is not patentable), we have generated pre-clinical data that demonstrate that a TKI delivered by a sustained release insert was comparably efficacious to a commercially available biologic indicated for wet AMD delivered by injection, both in preventing choroidal neovascularization and in reducing vascular leakage. On the basis of these data, we are currently evaluating other, potentially patentable TKIs for sustained release over several months and with comparable therapeutic effects.

Approved Durasert Technology Product: ILUVIEN for DME

ILUVIEN is an injectable, sustained-release micro-insert based on our Durasert technology platform and delivers 0.19 mg of FA to the back of the eye for treatment of DME. The ILUVIEN micro-insert is substantially the same micro-insert as YUTIQ. ILUVIEN is injected in an office visit using a 25-gauge inserter, and delivers approximately 36 months of continuous, low-dose corticosteroid therapy with a single injection. ILUVIEN is approved in the U.S. for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in IOP. In the 17 EU countries where ILUVIEN has been approved, it is indicated for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. DME is a disease suffered by diabetics where leaking capillaries cause swelling in the macula, the most sensitive part of the retina. DME is a leading cause of blindness in the working-age population in most developed countries.

We originally licensed our Durasert proprietary insert technology to Alimera for use in ILUVIEN for the treatment of all ocular diseases (excluding uveitis). Alimera has sold ILUVIEN for DME in the U.K. and Germany since 2013, in Portugal and the U.S. since 2015 and in Austria and Ireland since 2017. ILUVIEN also has marketing approvals in 12 other European countries. In addition, Alimera has entered into various agreements under which distributors will provide regulatory, reimbursement and/or sales and marketing support for commercialization or future commercialization of ILUVIEN in several countries in the Middle East, as well as in France, Italy, Spain, Australia, New Zealand and Canada.

On July 10, 2017, we entered into the Amended Alimera Agreement, pursuant to which we (i) expanded the license to Alimera to our proprietary Durasert sustained-release drug delivery technology platform to include uveitis, including NIPU, in the EMEA and (ii) converted the net profit share arrangement for each licensed product (including ILUVIEN) under the original collaboration agreement with Alimera, or the Prior Alimera Agreement, to a sales-based royalty on a calendar quarter basis commencing July 1, 2017, with payments from Alimera due 60 days following the end of each calendar quarter.

Sales-based royalties start at the rate of 2%. Commencing January 1, 2019 (or earlier under certain circumstances), the sales-based royalty will increase to 6% on aggregate calendar year net sales up to $75 million and 8% in excess of $75 million. Alimera’s share of contingently recoverable accumulated ILUVIEN commercialization losses under the Prior Alimera Agreement, capped at $25 million, are to be reduced as follows: (i) $10.0 million was cancelled in lieu of an upfront license fee on the effective date of the Amended Alimera Agreement; (ii) for calendar years 2019 and 2020, 50% of earned sales-based royalties in excess of 2% will be offset against the quarterly royalty payments otherwise due from Alimera; (iii) on January 1, 2020, another $5 million will be cancelled, provided, however, that such date of cancellation may be extended under certain circumstances related to Alimera’s regulatory approval process for ILUVIEN for the treatment of NIPU, with such extension, if any, subject to mutual agreement by the parties; and (iv) commencing in calendar year 2021, 20% of earned sales-based royalties in excess of 2% will be offset against the quarterly royalty payments due from Alimera until such time as the balance of the original $25 million of recoverable commercialization losses has been fully recouped.

Following the completion of the Amended Alimera Agreement, we withdrew our previously filed EU marketing approval application and our EU orphan drug designation for YUTIQ, and Alimera was responsible for filing a Type II variation for ILUVIEN for the treatment of NIPU. In January 2018, Alimera received validation of a Type II variation submitted in December 2017 in all seventeen European countries in which it previously received regulatory approval for ILUVIEN for DME. According to Alimera’s public filings, Alimera plans to submit follow-up data supporting its Type II variation application in the fourth quarter of calendar year 2018 and expects it will obtain approval for its application in the first half of calendar 2019. If the variation is approved, Alimera has reported that it plans to commercialize the three-year uveitis indication under its ILUVIEN trademark.

Approved Durasert Technology Product: Retisert for Posterior Segment Uveitis

Retisert is a sustained-release implant based on our Durasert technology platform for the treatment of posterior segment uveitis. Surgically implanted, it delivers 0.59 mg of FA to the back of the eye for approximately 30 months. Retisert is licensed to Bausch & Lomb, with which we co-developed the product. Approved in the U.S., Bausch & Lomb sells the product and pays sales-based royalties to us.

Approved Durasert Technology Product: Vitrasert for CMV Retinitis

Vitrasert is a sustained-release implant based on our Durasert technology platform for the treatment of cytomegalovirus retinitis, a blinding eye disease that occurs in individuals with advanced acquired immune deficiency syndrome. Surgically implanted, Vitrasert provided sustained delivery of the anti-viral drug ganciclovir for six to eight months. Approved in the U.S. and EU, Vitrasert was licensed to Bausch & Lomb, which discontinued sales in fiscal 2013 following patent expiration.

Development Product: Severe Knee Osteoarthritis Implant

We have developed an implant for the treatment of pain associated with severe knee osteoarthritis, or OA, in collaboration with Hospital for Special Surgery pursuant to an Investigatory-Initiated Research Agreement. This implant was evaluated in an investigator-sponsored pilot study of six patients, which has been completed. The implant is composed of a specially manufactured surgical screw containing a Durasert system that delivers dexamethasone directly to the joint on a sustained basis. Dexamethasone is an off-patent corticosteroid that is frequently used for the treatment of OA. Implanted in the non-articulating area of the knee in an outpatient procedure, the implant is designed to provide long-term pain relief and thereby delay the need for knee replacement surgery. This implant represents the first use of our Durasert technology outside of ophthalmology. We believe this design, if successful, could be adapted for severe OA in other large joints. We plan to out-license our rights to this product.

Feasibility Study Agreements

From time to time we have entered into feasibility study agreements funded by third parties to evaluate our Durasert technology platform for the treatment of ophthalmic and other diseases. We presently are engaged in one such collaboration for a back of the eye disease. We intend to continue to identify other companies with compounds that could be successfully delivered with our Durasert and Verisome technology platforms and, through appropriate agreements, seek to generate non-dilutive operating capital from such agreements.

We have received Notices of Allowance from the U.S. Patent and Trademark Office, or the USPTO, for trademarks DEXYCU™, YUTIQ™, DELIVERING INNOVATION TO THE EYE™ and Durasert™ in the U.S. Retisert® and Vitrasert® are Bausch & Lomb’s trademarks. ILUVIEN® is Alimera’s trademark. The reports we file or furnish with the Securities and Exchange Commission, or the SEC, including this Annual Report on Form 10-K, also contain trademarks, trade names and service marks of other companies, which are the property of their respective owners.

Information with respect to ILUVIEN, including regulatory and marketing information, and Alimera’s plans and intentions, reflects information publicly disclosed by Alimera.

Fiscal 2018, fiscal 2017 and fiscal 2016 mean the twelve months ended June 30, 2018, 2017 and 2016, respectively, and fiscal 2019 means the twelve months ending June 30, 2019.

Strategy

Our strategy is to market multiple drugs for use in diseases of the eye. In addition to DEXYCU and YUTIQ, we plan to (i) acquire or in-license ophthalmology approved products or product candidates developed by third parties, (ii) independently develop non-proprietary drugs in combination with our Durasert or Verisome technology platforms and (iii) continue to leverage our Durasert and Verisome technology platforms through collaborations and license agreements, as appropriate. We plan to execute our strategy as follows:

•

Launch and maximize the commercial potential of DEXYCU for post-operative inflammation. In February 2018, the FDA approved DEXYCU for the treatment of postoperative inflammation following ocular surgery. DEXYCU is the first long-acting intraocular product approved by the FDA for the treatment of postoperative inflammation. We plan to launch DEXYCU in the U.S. in the first half of calendar year 2019 following the successful scale up of commercial infrastructure and supplies.

•

Obtain regulatory approval for, and maximize the commercial potential of, YUTIQ. On March 19, 2018, the FDA accepted our NDA for YUTIQ and set a PDUFA action date of November 5, 2018. Posterior segment uveitis is a high unmet need area with limited treatment options and the third leading cause of blindness in the U.S. If approved, we expect to launch YUTIQ in the U.S. in the first half of calendar year 2019.

•

Acquire or in-license ophthalmology products or product candidates developed by third parties. We plan to expand our commercial portfolio of treatments for eye disease by evaluating for acquisition and/or in-licensing approved products or product candidates in late stage clinical development.

•

Leverage our Durasert and Verisome technologies. We plan to use our proprietary Durasert and Verisome drug delivery technology platforms to independently develop new drug delivery products that use already-approved drugs to treat ophthalmic and other diseases, while continuing to leverage our technology platforms through collaborations and licenses with other pharmaceutical and biopharmaceutical companies, institutions and other organizations. We believe our technologies can provide sustained, targeted delivery of therapeutic agents, resulting in improved therapeutic effectiveness, safer administration and better patient compliance and convenience, with reduced product development risk and cost. We believe that our proven track record of four approved products, all providing sustained release of previously approved drugs, reflects the benefits of this strategy.

•

Develop Sustained Delivery of Off-Patent Drugs. Many drugs are now, or will soon be, off-patent. It is estimated that over the next several years, patent coverage will end on products with world-wide sales aggregating billions of dollars annually. We are using our technology platforms to evaluate potential product candidates that deliver off-patent and generic drugs, primarily focused on ocular diseases with significant market opportunities, where less frequent dosing through sustained delivery and/or targeted delivery at the treatment site would materially improve the effectiveness, safety or convenience of the original drug. By focusing on delivery of already-approved drugs, particularly those requiring potentially shorter clinical development programs, we believe we may be able to reduce the substantial risks and financial investment required for product approval.

•

Continue Partnering with Leading Biopharmaceutical and Pharmaceutical Companies. We intend to continue to partner with leading biopharmaceutical and pharmaceutical companies, institutions and others, where patent protection, development and regulatory costs, expertise and/or other factors make it desirable for us to have a partner. For example, drugs that might be more effectively delivered by our technology platforms or may have extended patent protection could make collaborations with the patent holders attractive. We may also seek to partner the development of product candidates that could materially benefit from sustained delivery but would require expensive clinical trials or are in treatment areas outside of our technical expertise. We may also seek to partner with companies with drugs coming off patent where our drug delivery technologies could offer an improved product and effectively extend patent protection.

Strategic Collaborations

We have entered into a number of collaboration/license agreements to develop and commercialize our product candidates and technologies. In all of these collaboration agreements, we have retained the right to use and develop the underlying technologies outside of the scope of the exclusive licenses granted.

Alimera

In February 2005, as amended and restated in March 2008, we granted Alimera an exclusive worldwide license to manufacture, develop, market and sell ILUVIEN for the treatment and prevention of human eye diseases other than uveitis pursuant to the Prior Alimera Agreement. We also granted Alimera a worldwide non-exclusive license to manufacture, develop, market and sell certain additional Durasert-based products (1) to deliver a corticosteroid and no other active ingredient by a direct delivery method to the back of the eye solely for the treatment and prevention of eye diseases in humans other than uveitis and (2) to treat DME in humans by delivering a compound by a direct delivery method through an incision no smaller than that required for a 25-gauge or larger needle. The non-exclusive license is limited to those products that, among other things, (i) have a drug core within a polymer layer (with certain limitations regarding chemically bonded combinations of active agents) and (ii) are approved, or designed to be approved, to deliver a corticosteroid and no other active ingredient by a direct delivery to the posterior portion of the eye, or to treat DME by delivering a compound by a direct delivery through an incision required for a 25-gauge or larger needle. We are not permitted to use or grant a license to any third party to use, the licensed technologies to make or sell any products that are or would be subject to the non-exclusive license granted to Alimera.

In October 2014, Alimera paid us a $25.0 million milestone upon FDA approval of ILUVIEN as provided in in the Prior Alimera Agreement.

In July 2017, we entered into the Amended Alimera Agreement to (i) expand the license to Alimera for our proprietary Durasert sustained-release drug delivery technology platform to include uveitis, including NIPU, in the EMEA and (ii) convert the previous net profit share arrangement on a country-by-country basis to sales-based royalties for ILUVIEN for DME, NIPU and any other ILUVIEN indications that obtain regulatory approval in various jurisdictions in the future, provided that certain amounts of Alimera’s previous ILUVIEN net commercialization losses can be offset against earned sales-based royalties (as described below). We are entitled to receive a 2% sales-based royalty within 60 days following the end of each quarterly period through calendar year 2018. Commencing January 1, 2019 (or earlier under certain circumstances) the sales-based royalty will increase to 6% on aggregate calendar year net sales up to $75 million and 8% on any calendar year sales in excess of $75 million. Alimera’s share of accumulated ILUVIEN commercialization losses under the original net profit share arrangement (as set forth in the Prior Alimera Agreement), is capped at $25 million. Under the Amended Alimera Agreement, these recoverable losses will be reduced as follows: (i) $10 million was cancelled in lieu of any upfront license fee on the effective date of the Amended Alimera Agreement; (ii) for calendar years 2019 and 2020, 50% of earned sales-based royalties in excess of 2% of net sales will be offset against the quarterly royalty payments due from Alimera; (iii) on January 1, 2020 (or earlier under certain circumstances), another $5 million of the accumulated commercialization losses will be cancelled, provided, however, that such date of cancellation may be extended further under certain circumstances related to Alimera’s regulatory approval process for ILUVIEN for the treatment of NIPU, with such extension, if any, subject to mutual agreement by the parties; and (iv) commencing in calendar year 2021, 20% of earned sales-based royalties in excess of 2% of net sales will be offset against the quarterly royalty payments due from Alimera until such time as the remaining balance of the original $25 million of commercialization losses has been recouped by Alimera.

Bausch & Lomb

Under a 2003 amended license agreement, Bausch & Lomb has a worldwide exclusive license to make and sell Retisert and other first-generation products defined in the agreement in return for royalties based on sales. This agreement also covered Vitrasert prior to patent expiration. Bausch & Lomb can terminate its agreement with us without penalty at any time upon 90 days’ written notice.

Pfizer

In June 2011, we entered into an Amended and Restated Collaborative Research and License Agreement with Pfizer, Inc., or Pfizer, which we refer to as the Restated Pfizer Agreement, to focus solely on the development of a sustained-release bioerodible micro-insert injected into the subconjunctiva designed to deliver latanoprost for human ophthalmic disease or conditions other than uveitis, or the Latanoprost Product. Pfizer made an upfront payment of $2.3 million and we agreed to provide Pfizer options under various circumstances for an exclusive, worldwide license to develop and commercialize the Latanoprost Product. On October 25, 2016, we notified Pfizer that we had discontinued development of the Latanoprost Product, which provided Pfizer a 60-day option to acquire a worldwide license in return for a $10.0 million payment and potential sales-based royalties and development, regulatory and sales performance milestone payments. Pfizer did not exercise its option and the Restated Pfizer Agreement automatically terminated on December 26, 2016. Per the terms of the Restated Pfizer Agreement, we retained the right thereafter to develop and commercialize the Latanoprost Product on our own or with a partner.

OncoSil Medical Ltd.

Our December 2012 license agreement, amended and restated in March 2013, with Enigma Therapeutics Limited, a wholly-owned subsidiary of OncoSil Medical Ltd, or OncoSil Medical, provides OncoSil Medical with an exclusive, worldwide, royalty-bearing license for the development of BrachySil (now named OncoSil™), a product candidate for the treatment of pancreatic and other cancers. We received an upfront fee of $100,000 and are entitled to an 8% sales-based royalty, 20% of sublicense consideration and milestones based on aggregate product sales. To date, OncoSil Medical has not received regulatory approval for OncoSil in any jurisdiction. OncoSil Medical is obligated to pay an annual license maintenance fee of $100,000, creditable during each ensuing twelve-month period against reimbursable patent maintenance costs and sales-based royalties. Annual license maintenance fees of $100,000 were paid in respect of each calendar year from 2013 through 2017. OncoSil Medical has the right to terminate this license upon 60 days’ prior written notice.

Research and Development

Our clinical and pre-clinical research programs primarily focus on ophthalmic applications of our technology platforms. Our research and development expenses totaled $16.2 million in fiscal 2018, $14.9 million in fiscal 2017 and $14.4 million in fiscal 2016. Of these amounts, $13.9 million in fiscal 2018, $13.0 million in fiscal 2017 and $12.8 million in fiscal 2016 were incurred for costs of research and development personnel, clinical and pre-clinical studies, contract services, testing and laboratory facilities. The remaining expense of $2.3 million in fiscal 2018, $1.9 million in fiscal 2017 and $1.6 million in fiscal 2016 consisted of non-cash charges for amortization of intangible assets, depreciation of property and equipment and stock-based compensation expense specifically allocated to research and development personnel.

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

The U.S. patent with which Retisert is marked expires in March 2019. The last expiring patent covering Retisert expires in April 2020. The latest expiring patent covering ILUVIEN and YUTIQ expires in August 2027 in the U.S. and in October 2024 in the EU, although extensions have been obtained or applied for through May 2027 in various EU countries. The last of the previously issued patents covering DEXYCU expire in July 2023, but two additional patents have issued in the U.S. that will cover DEXYCU until at least 2034.

The following table provides general details relating to our owned and licensed patents (including both patents that have been issued and applications that have been accepted for issuance) and patent applications as of August 31, 2018:

Technology	United States Patents	United States Applications	Foreign Patents	Foreign Applications	Patent Families
Durasert	11	7	72	12	12
Verisome	9	4	31	26	8
Other	15	11	39	47	15

Total	35	22	142	85	35

Employees

We had 44 employees as of August 31, 2018. None of our employees are covered by a collective bargaining agreement.

Manufacturing

We currently plan to use a contract manufacturer for commercial supplies of our DEXYCU approved product. Subject to FDA approval, we plan to source raw materials and components necessary to manufacture YUTIQ through third-party vendors and assemble commercial supplies of finished product ourselves in our Watertown, MA facility. All of our other pre-clinical study and clinical trial supplies for product candidates that utilize our Durasert technology platform have been, and will continue to be, manufactured ourselves. Raw materials and components are available from multiple sources. The manufacture of each of Retisert and ILUVIEN is the responsibility of our licensees.

Sales and Marketing

We currently are building out our U.S. marketing and sales staff. Members of our leadership team have extensive commercialization experience at previous companies. We plan to launch DEXYCU in the U.S. in the first half of calendar year 2019 following the successful scale up of commercial infrastructure and supplies and, if approved by FDA, we expect to also launch YUTIQ in the U.S. in the first half of calendar year 2019. We have invested substantially in our sales and marketing infrastructure since May 2018 and that will continue during the balance of calendar year 2018 in preparation for the aforementioned product launches. We have entered into an agreement with a CSO for the field-based sales representatives and key account managers to promote DEXYCU and, if approved by the FDA, YUTIQ, to our defined audiences in the U.S. We plan to out-license DEXYCU for any territories outside the U.S. We have already out-licensed YUTIQ to Alimera for the EMEA and would expect to seek further out-licenses for other territories outside the U.S. and EMEA.

Competition

The market for products treating eye diseases is highly competitive and is characterized by extensive research efforts and rapid technological progress. We face substantial competition for our FDA-approved product and our product candidates. Pharmaceutical, drug delivery and biotechnology companies, as well as research organizations, governmental entities, universities, hospitals, other nonprofit organizations and individual scientists, have developed and are seeking to develop drugs, therapies and novel delivery methods to treat diseases targeted by our products and product candidates. Most of our competitors and potential competitors are larger, better established, more experienced and have substantially more resources than we or our partners have. Competitors may reach the market earlier, may have obtained or could obtain patent protection that dominates or adversely affects our products and potential products, and may offer products with greater efficacy, lesser or fewer side effects and/or other competitive advantages. We believe that competition for treatments of back-of-the-eye diseases is based upon the effectiveness of the treatment, side effects, time to market, reimbursement and price, reliability, ease of administration, dosing or injection frequency, patent position and other factors.

Many companies have or are pursuing products to treat eye diseases that are or would be competitive with DEXYCU, ILUVIEN for DME or, if approved, YUTIQ and ILUVIEN for NIPU. Some of these products and potential products include the following:

•

Inflammation following cataract surgery. There is a high unmet medical need among patients who undergo cataract surgery as the current standard of care to treat the inflammation post-surgery includes a schedule of up to 70 eye drops over a period of 3- 4 weeks. In August 2018, Kala Pharmaceuticals, Inc. announced that the FDA approved INVELTYS™ (loteprednol etabonate ophthalmic suspension) 1% for the topical treatment of post-operative inflammation and pain following ocular surgery. INVELTYS is the first twice-daily ocular corticosteroid approved for this indication while all other available ocular steroid eyedrops are only approved for four-times-a-day dosing. This product is expected to improve compliance and allow for less burdensome self-dosing with eyedrops for patients. Ocular Therapeutix Inc. is developing DEXTENZA®, which is a corticosteroid intracanalicular insert placed through the punctum, a natural opening in the eye lid, into the canaliculus, and is designed to deliver dexamethasone to the ocular surface for up to 30 days. Following treatment, DEXTENZA is intended to resorb and exit the nasolacrimal system without the need for removal. DEXTENZA has completed a Phase 3 clinical trial in the U.S. and is currently limited by U.S. law to investigational use only because the product has not been approved by the FDA. On June 29, 2018, Ocular Therapeutix re-filed its NDA with the FDA, which approved its re-submission and set a PDUFA action date of December 28, 2018. Both INVELTYS and DEXTENZA deliver a steroid on the surface of the eye and therefore are dependent on penetration through the cornea to reach the intended target of the anti-inflammatory effect. On the other hand, since DEXYCU is delivered directly into the posterior chamber and bypasses that anatomical barrier, we believe that it can exert its anti-inflammatory effect upon dosing.

•

DME. Genentech USA Inc.’s LUCENTIS® (ranibizumab) and Regeneron Pharmaceutical’s EYLEA® (aflibercept) are approved in the U.S. and the EU for the treatment of DME. Roche’s lower-cost AVASTIN® is approved to treat various cancers, but is used off-label for treatment of diabetic retinopathy. These products are VEGF inhibitors which are considered first line therapy for DME due to their ability to block the VEGF protein, which at high levels can cause abnormal blood vessels to grow in the eye and leak fluid. Genentech is a wholly-owned member of the Roche Group. Novartis AG, or Novartis, has the right to market and sell LUCENTIS outside of the U.S. Regeneron maintains exclusive rights to EYLEA in the U.S., and Bayer HealthCare Pharmaceuticals LLC owns the exclusive marketing rights outside the U.S. LUCENTIS, EYLEA and AVASTIN are all injected into the back of the eye on a monthly or bi-monthly basis. Allergan, Inc.’s, or Allergan, OZURDEX® (dexamethasone intravitreal implant), a bioerodible intravitreal implant, has been approved for the treatment of DME, retinal vein occlusion and posterior segment uveitis, and has a therapeutic duration of several months. As with ILUVIEN, OZURDEX delivers a corticosteroid (dexamethasone) to the back of the eye through an intravitreal injection. However, it only lasts for up to several months, resulting in frequent injections compared to ILUVIEN lasting for up to three years. Other companies, including Roche, are working on the development of product candidates and extended delivery systems for the potential treatment of DME. RG7716, being developed by Roche, is a bispecific antibody that simultaneously binds to and inactivates vascular endothelial growth factor A, or VEGF-A, and angiopoietin-2. In a Phase 2 clinical trial, RG7716 demonstrated clinically meaningful visual acuity gains from baseline, and statistically significant improvements in visual acuity compared with ranibizumab. Roche’s Phase 3 clinical trial of RG7716 in DME is expected to begin later in calendar year 2018.

•

Posterior Segment Uveitis. Periocular steroid injections and systemic delivery of corticosteroids are routinely used to treat posterior segment uveitis, which is a chronic, inflammatory condition of the eye. It is treated both aggressively and frequently by physicians in order to minimize the disease “flares”, which are the main cause of vision deterioration and potential blindness. OZURDEX, which is marketed by Allergan, is approved in the U.S. and EU for posterior segment uveitis through an intravitreal bioerodible implant that provides treatment which lasts for several months. As with DME, the several-month effectiveness of OZURDEX can result in frequent intravitreal injections of the implant. AbbVie, Inc. recently obtained FDA approval for HUMIRA® (adalimumab) for the treatment of all types of non-infectious uveitis (intermediate, posterior and panuveitis) and it is administered subcutaneously every other week for systemic delivery. HUMIRA is a biologic that blocks tumor necrosis factor alpha, a naturally occurring cytokine that is involved in normal inflammatory and immune responses. Humira’s retail price in the U.S. is approximately $50,000 per year. Other companies have ongoing trials of posterior segment uveitis treatments, including Santen Pharmaceutical Co. Ltd., which recently received a Complete Response Letter, or CRL, from the FDA for their filed NDA for sirolimus, which is administered through intravitreal injection every two months. Sirolimus is a mammalian target of rapamycin inhibitor and modulator of the immune system, and is being developed for NIPU. Clearside’s CLS-TA (triamcinolone acetonide, a steroid) for macular edema associated with non-infectious uveitis is in Phase 3 trials and it is administered through a suprachoroidal injection administered every 12 weeks. Preliminary clinical data indicated that the suprachoroidal route may reduce the risk of increased IOP that is typically associated with intraocular injection of steroids. The results of the Phase 3 trial, presented in September 2018, indicated that while about 50% of patients experienced significant improvements in visual acuity through 24 weeks, adverse events of IOP increase were reported in about 12% of patients.

•

Wet Age-Related Macular Degeneration. Wet AMD, the leading cause of vision loss in people over 65, is most commonly treated with intravitreal injections of biologics that block VEGF. FDA-approved Lucentis and EYLEA and off-label use of the anti-cancer Avastin® are the leading treatments for wet AMD. These biologics must be injected into the eye frequently and typically can lose efficacy over time, resulting in vision loss and return of the disease. However, EYLEA was recently approved by the FDA for dosing every 12 weeks. Novartis is currently developing an antibody fragment, brolucizumab, with high affinity to all VEGF-A isoforms. In May 2018, Novartis announced that treatment with brolucizumab, which could be given every 12 weeks, showed non-inferior improvements in best corrected visual acuity (BCVA) when compared with EYLEA every 8 weeks in two Phase 3 trials. Novartis plans to apply for approval with the FDA by the end of calendar year 2018. Abicipar pegol is a monoDARPin (Designed Ankyrin Repeat Protein) that blocks all isoforms of VEGF-A and is currently being developed by Allergan. Smaller molecular size (34 kDa) may lead to longer duration (12 weeks) than the currently available anti-VEGF-A agents. Allergan is conducting Phase 3 trials to compare treatment arms of abicipar every 8 weeks, abicipar every 12 weeks and ranibizumab every four weeks. In July 2018, Allergan announced the release of two positive clinical trials, SEQUOIA and CEDAR for abicipar, demonstrating that both the 8-week and 12-week treatment regimens met the pre-specified primary endpoint of non-inferiority to ranibizumab. The port delivery system with ranibizumab, or PDS, is a refillable reservoir system being developed by Genentech and it is designed to gradually release Lucentis (ranibizumab). The drug is released using a diffusion-control mechanism and the port is placed under the conjunctiva, fixed to the pars plana, and no sutures are needed. The port is then refilled as an in-office procedure with the help of a refill needle system that simultaneously introduces the drug into the reservoir and removes any remaining contents. In July 2018, Roche announced positive Phase 2 results: the majority of PDS patients went 6 months or longer between the implant of the device and first required refill, and patients in the high dose PDS group achieved similar vision outcomes as monthly ranibizumab eye injections. Phase 3 clinical trials are expected to begin later in calendar year 2018 to evaluate PDS in wet AMD. In cancer therapy, TKIs are taken orally, but their toxicity prevents their systemic use to treat AMD. Graybug Vision, Inc.’s, or Graybug Vision, lead product, GB-102, is an intravitreal injectable depot formulation of a tyrosine kinase inhibitor, sunitinib malate, that blocks multiple angiogenesis pathways. In 2017, Graybug Vision launched the first clinical trial of GB-102 given every 6 months in patients with wet AMD. This Phase 1/2 clinical trial is designed to evaluate patients being treated with available intravitreal anti-VEGF agents who are later switched over to just GB-102.

Revenues

We operate in one business segment. The following table summarizes our revenues by type and by geographical location. Revenue is allocated geographically by the location of the subsidiary that earns the revenue.

	Year Ended June 30,
	2018			2017			2016
	U.S.	U. K.	Total	U.S.	U. K.	Total	U.S.	U. K.	Total
	(In thousands)
Revenues:
Collaborative research and development	$1,243	$100	$1,343	$6,469	$100	$6,569	$298	$100	$398
Royalty income	1,618	—	1,618	970	—	970	1,222	—	1,222

	$2,861	$100	$2,961	$7,439	$100	$7,539	$1,520	$100	$1,620

Government Regulation

We are subject to extensive regulation by the FDA and other federal, state, and local regulatory agencies. The Federal Food, Drug and Cosmetic Act, or the FD&C Act, and FDA’s implementing regulations set forth, among other things, requirements for the testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record-keeping, reporting, distribution, import, export, advertising and promotion of our product candidates. Although the discussion below focuses on regulation in the U.S., we currently out-license certain of our products and may seek approval for, and market, other products in other countries in the future. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the U.S., although there can be important differences. Additionally, some significant aspects of regulation in the EU are addressed in a centralized way through the European Medicines Agency, or EMA, and the European Commission but country specific regulation remains essential in many respects. The process of obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and may not be successful.

Development and Approval

Under the FD&C Act, FDA approval of an NDA is required before any new drug can be marketed in the U.S. NDAs require extensive studies and submission of a large amount of data by the applicant.

Pre-clinical Testing. Before testing any compound in human patients in the U.S., a company must generate extensive pre-clinical data. Pre-clinical testing generally includes laboratory evaluation of product chemistry and formulation, as well as toxicological and pharmacological studies in several animal species to assess the quality and safety of the product. Certain animal studies must be performed in compliance with the FDA’s Good Laboratory Practice, or GLP, regulations and the U.S. Department of Agriculture’s Animal Welfare Act.

IND Application. Human clinical trials in the U.S. cannot commence until an investigational new drug, or IND, application is submitted and becomes effective. A company must submit pre-clinical testing results to the FDA as part of the IND, and the FDA must evaluate whether there is an adequate basis for testing the drug in initial clinical studies in human volunteers. Unless the FDA raises concerns, the IND becomes effective 30 days following its receipt by the FDA. Once human clinical trials have commenced, the FDA may stop a clinical trial by placing it on “clinical hold” because of concerns about the safety of the product being tested, or for other reasons.

Clinical Trials. Clinical trials involve the administration of a drug to healthy human volunteers or to patients under the supervision of a qualified investigator. The conduct of clinical trials is subject to extensive regulation, including compliance with the FDA’s bioresearch monitoring regulations and Good Clinical Practice, or GCP, requirements, which establish standards for conducting, recording data from, and reporting the results of, clinical trials, and are intended to assure that the data and reported results are credible and accurate, and that the rights, safety, and well-being of study participants are protected. Clinical trials must be conducted under protocols that detail the study objectives, parameters for monitoring safety, and the efficacy criteria, if any, to be evaluated. Each protocol is reviewed by the FDA as part of the IND. In addition, each clinical trial must be reviewed and approved by, and conducted under the auspices of, an Institutional Review Board, or IRB. Companies sponsoring the clinical trials, investigators, and IRBs also must comply with, as applicable, regulations and guidelines for obtaining informed consent from the study patients, following the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting of adverse events, or AEs. Foreign studies conducted under an IND must meet the same requirements that apply to studies being conducted in the U.S. Data from a foreign study not conducted under an IND may be submitted in support of an NDA if the study was conducted in accordance with GCP and the FDA is able to validate the data.

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

•

Phase 2 clinical trials generally are controlled studies that involve a relatively small sample of the intended patient population and are designed to develop initial data regarding the product’s effectiveness, to determine dose response and the optimal dose range, and to gather additional information relating to safety and potential AEs.

•

Phase 3 clinical trials are conducted after preliminary evidence of effectiveness has been obtained and are intended to gather the additional information about safety and effectiveness necessary to evaluate the drug’s overall risk-benefit profile, and to provide a basis for physician labeling. Generally, Phase 3 clinical development programs consist of expanded, large-scale studies of patients with the target disease or disorder to obtain statistical evidence of the efficacy and safety of the drug at the proposed dosing regimen.

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

Section 505(b)(2) of the FD&C Act provides an alternate regulatory pathway to obtain FDA approval for new formulations or new uses of previously approved drug products. Specifically, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely to some extent upon the FDA’s findings of safety and effectiveness for an approved product that acts as the reference listed drug, or RLD, and submit its own product-specific data—which may include data from pre-clinical studies or clinical trials conducted by or on behalf of the applicant—to address differences between the product candidate and the RLD.

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

The FDA may determine that a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to ensure that the benefits of a new product outweigh its risks, and the product can therefore be approved. A REMS may include various elements, ranging from a medication guide or patient package insert to limitations on who may prescribe or dispense the drug, depending on what the FDA considers necessary for the safe use of the drug. Under the Pediatric Research Equity Act, or PREA, certain applications for approval must also include an assessment, generally based on clinical study data, of the safety and effectiveness of the subject drug in relevant pediatric populations. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with current Good Manufacturing Practice, or cGMP, requirements and adequate to assure consistent production of the product within required specifications.

Once the FDA accepts an NDA submission for filing—which occurs, if at all, within 60 days after submission of the NDA—the FDA’s goal for a non-priority review of an NDA is ten months. The review process can be and often is significantly extended, however, by FDA requests for additional information, studies, or clarification. After review of an NDA, the FDA may decide to not approve the application or may issue a complete response letter, or CRL, outlining the deficiencies in the submission. The CRL also may request additional information, including additional pre-clinical or clinical data. Even if such additional information and data are submitted, the FDA may decide that the NDA still does not meet the standards for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than the sponsor.

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

Once the FDA accepts for filing an ANDA or 505(b)(2) application containing a Paragraph IV certification, the applicant must within 20 days provide notice to the RLD NDA holder and patent owner that the application has been submitted and provide the factual and legal basis for the applicant’s assertion that the patent is invalid or not infringed. If the NDA holder or patent owner files suit against the ANDA or 505(b)(2) applicant for patent infringement within 45 days of receiving the Paragraph IV notice, the FDA is prohibited from approving the ANDA or 505(b)(2) application for a period of 30 months or the resolution of the underlying suit, whichever is earlier. If the RLD has NCE exclusivity and the notice is given and suit filed during the fifth year of exclusivity, the 30-month stay does not begin until five years after the RLD approval. The FDA may approve the proposed product before the expiration of the 30-month stay if a court finds the patent invalid or not infringed or if the court shortens the period because the parties have failed to cooperate in expediting the litigation.

Patent Term Restoration. A portion of the patent term lost during product development and FDA review of an NDA is restored if approval of the application is the first permitted commercial marketing of a drug containing the active ingredient. The patent term restoration period is generally one-half the time between the effective date of the IND or the date of patent grant (whichever is later) and the date of submission of the NDA, plus the time between the date of submission of the NDA and the date of FDA approval of the product. The maximum period of restoration is five years, and the patent cannot be extended to more than 14 years from the date of FDA approval of the product. Only one patent claiming each approved product is eligible for restoration and the patent holder must apply for restoration within 60 days of approval. The USPTO, in consultation with the FDA, reviews and approves the application for patent term restoration.

European and Other International Government Regulation

In addition to regulations in the U.S., we are subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Some countries outside of the U.S. have a similar process that requires the submission of a clinical trial application, or CTA, much like the IND prior to the commencement of human clinical trials. In the EU, for example, similar to the FDA a CTA must be submitted for authorization to the competent national authority of each EU Member State in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee, much like the IRB, has issued a favorable opinion. Once the CTA is approved in accordance with the EU Clinical Trials Directive 2001/20/EC and the related national implementing provisions of the relevant individual EU Member States’ requirements, clinical trial development may proceed.

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014, or Clinical Trials Regulation, was adopted. The Regulation is anticipated to enter into force in 2020. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which on-going clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

The new Clinical Trials Regulation is intended to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure through a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts.

To obtain regulatory approval to commercialize a new drug under EU regulatory systems, we must submit a marketing authorization application, or MAA, to the competent regulatory authority. In the EU, marketing authorization for a medicinal product can be obtained through a centralized, mutual recognition, decentralized procedure, or the national procedure of an individual EU Member State. A marketing authorization, irrespective of its route to authorization, may be granted only to an applicant established in the EU.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all 28 EU Member States and three of the four European Free Trade Association, or EFTA States, Iceland, Liechtenstein and Norway. Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the EMA is responsible for conducting the initial assessment of a product. The maximum timeframe for the evaluation of an MAA is 210 days. This period excludes clock stops during which additional information or written or oral explanation is to be provided by the applicant in response to questions posed by the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest. A major public health interest defined by three cumulative criteria: (i) the seriousness of the disease (for example, heavy disabling or life-threatening diseases) to be treated, (ii) the absence or insufficiency of an appropriate alternative therapeutic approach, and (iii) anticipation of high therapeutic benefit. If the CHMP accepts to review a medicinal product as a major public health interest, the time limit of 210 days will be reduced to 150 days. It is, however, possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

Irrespective of the related procedure, at the completion of the review period the CHMP will provide a scientific opinion concerning whether or not a marketing authorization should be granted in relation to a medicinal product. This opinion is based on a review of the quality, safety, and efficacy of the product. Within 15 days of the adoption, the EMA will forward its opinion to the European Commission for its decision. Following the opinion of the EMA, the European Commission makes a final decision to grant a centralized marketing authorization. The centralized procedure is mandatory for certain types of medicinal products, including orphan medicinal products, medicinal products derived from certain biotechnological processes, advanced therapy medicinal products and medicinal products containing a new active substance for the treatment of certain diseases. This route is optional for certain other products, including medicinal products that are of significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public or animal health.

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

Marketing authorization holders are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual EU Member States both before and after grant of marketing authorization. This includes control of compliance by the entities with EU cGMP rules, which govern quality control of the manufacturing process and require documentation policies and procedures.

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Internationally, clinical trials are generally required to be conducted in accordance with GCP, applicable regulatory requirements of each jurisdiction and the medical ethics principles that have their origin in the Declaration of Helsinki.

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

In the EU, Regulation No 1901/2006, or the Pediatric Regulation, requires that prior to obtaining a marketing authorization in the EU, applicants demonstrate compliance with all measures included in an European Medicines Agency, or EMA, approved Pediatric Investigation Plan, or PIP. This PIP covers all subsets in a pediatric population, unless the EMA has granted either, a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. Where all measures provided in the agreed PIP are completed a six months extension period of qualifying Supplementary Protection Certificates, or SPCs, is granted.

Orphan Drug Exclusivity. The Orphan Drug Act provides incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200,000 individuals in the U.S. If a sponsor demonstrates that a drug is intended to treat a rare disease or condition, the FDA may grant orphan drug designation to the product for that use. The benefits of orphan drug designation include research and development tax credits and exemption from user fees. A drug that is approved for the orphan drug designated indication generally is granted seven years of orphan drug exclusivity. During that period, the FDA generally may not approve any other application for the same product for the same indication, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with exclusivity.

In the EU, medicinal products: (a) that are used to diagnose, treat or prevent life-threatening or chronically debilitating conditions that affect no more than five in 10,000 people in the EU; or (b) that are used to treat or prevent life-threatening or chronically debilitating conditions and that, for economic reasons, would be unlikely to be developed without incentives; and (c) where no satisfactory method of diagnosis, prevention or treatment of the condition concerned exists, or, if such a method exists, the medicinal product would be of significant benefit to those affected by the condition, may be granted an orphan designation in the EU. The application for orphan designation must be submitted to the EMA’s Committee for Orphan Medicinal Products and approved by the European Commission before an application is made for marketing authorization for the product. Once authorized, orphan medicinal product designation entitles an applicant to financial incentives such as reduction of fees or fee waivers. In addition, orphan medicinal products are entitled to ten years of market exclusivity following authorization. During this ten-year period, with a limited number of exceptions, neither the competent authorities of the EU Member States, the EMA, or the European Commission are permitted to accept applications or grant marketing authorization for other similar medicinal products with the same therapeutic indication. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this latter product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity

Data Exclusivity. In the EU, if a marketing authorization is granted for a medicinal product containing a new active substance, that product benefits from eight years of data exclusivity, during which generic marketing authorization applications referring to the data of that product may not be accepted by the regulatory authorities. The product also benefits from 10 years’ market exclusivity during which generic products, even if authorized, may not be placed on the market. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

U.S. Healthcare Reform

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, which we refer to together as the Affordable Care Act, or ACA, is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. This law substantially changes the way healthcare is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicaid Drug Rebate program, expansion of the Public Health Service’s 340B drug pricing discount program, or 340B program, fraud and abuse, and enforcement. These changes impact existing government healthcare programs and are resulting in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

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

Moreover, legislative changes to or regulatory changes under the Affordable Care Act remain possible in the 115th U.S. Congress and under the Trump Administration. For example, on December 22, 2017, the U.S.

government signed into law comprehensive tax legislation, referred to as the Tax Cuts and Jobs Act, or the Tax Act, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additional legislative changes to and regulatory changes under the Affordable Care Act remain possible. We expect that the Affordable Care Act, as currently enacted or as it may be amended or replaced in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of products for which we receive regulatory approval or to successfully commercialize our product candidates, if approved.

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

In the past, payors have implemented reimbursement metrics and periodically revised those metrics as well as the methodologies used as the basis for reimbursement rates, such as average sales price, or ASP, average manufacturer price, or AMP, and actual acquisition cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. The CMS surveys and publishes retail pharmacy acquisition cost information in the form of National Average Drug Acquisition Cost files to provide state Medicaid agencies with a basis of comparison for their own reimbursement and pricing methodologies and rates.

We intend to participate in the Medicaid Drug Rebate program. This program would require us to pay a rebate for each unit of drug reimbursed by Medicaid. The amount of the “basic” portion of the rebate for each product is set by law as the larger of: (i) 23.1% of quarterly AMP, or (ii) the difference between quarterly AMP and the quarterly best price available from us to any commercial or non-governmental customer, or Best Price. AMP must be reported on a monthly and quarterly basis and Best Price is reported on a quarterly basis only. In addition, the rebate also includes the “additional” portion, which adjusts the overall rebate amount upward as an “inflation penalty” when the drug’s latest quarter’s AMP exceeds the drug’s AMP from the first full quarter of sales after launch, adjusted for increases in the Consumer Price Index-Urban. The upward adjustment in the rebate amount per unit is equal to the excess amount of the current AMP over the inflation-adjusted AMP from the first full quarter of sales. The rebate amount is recomputed each quarter based on our report to CMS of current quarterly AMP and Best Price for our drug. The terms of our participation in the program would impose a requirement for us to report revisions to AMP or Best Price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision.

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

Federal law also requires that a company that participates in the Medicaid Drug Rebate program report ASP information each quarter to CMS for certain categories of drugs that are paid under the Medicare Part B program. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. For more information about Medicare Part B, refer to the risk factor entitled “Even if we are able to commercialize our products, the products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could harm our business” set forth under the section titled “Risk Factors” in this Annual Report on Form 10-K.

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

Beginning April 1, 2013, Medicare payments for all items and services, including drugs, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction, on average, to 2027. If Congress does not take action in the future to modify these sequestrations, Medicare Part D plans could seek to reduce their negotiated prices for drugs. Other legislative or regulatory cost containment legislation could have a similar effect.

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

The Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each such manufacturer pays a prorated share of the branded prescription drug fee of $4.1 billion in 2018, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. The Affordable Care Act also expanded the Public Health Service’s 340B program to include additional types of covered entities. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners. It appears likely that the Affordable Care Act will continue the pressure on pharmaceutical pricing, especially under the Medicare and Medicaid programs, and may also increase our regulatory burdens and operating costs.

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

Different pricing and reimbursement schemes exist in other countries. In the EU, each EU Member State can restrict the range of medicinal products for which its national health insurance system provides reimbursement and can control the prices of medicinal products for human use marketed on its territory. As a result, following receipt of marketing authorization in an EU Member State, through any application route, the applicant is required to engage in pricing discussions and negotiations with the competent pricing authority in the individual EU Member State. The governments of the EU Member States influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some EU Member States operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed upon. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other EU Member States allow companies to fix their own prices for medicines, but monitor and control company profits. Others adopt a system of reference pricing, basing the price or reimbursement level in their territories either on the pricing and reimbursement levels in other countries or on the pricing and reimbursement levels of medicinal products intended for the same therapeutic indication. Further, some EU Member States approve a specific price for the medicinal product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. The downward pressure on healthcare costs in general, particularly prescription drugs, has become more intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, we may face competition for our product candidates from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

Health Technology Assessment, or HTA, of medicinal products, however, is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States. These EU Member States include the U.K., France, Germany, Ireland, Italy and Sweden. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market.

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

Healthcare Fraud and Abuse Laws

In addition to FDA restrictions on marketing of pharmaceutical products, our business is subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. These laws include, but are not limited to the following:

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

The federal civil False Claims Act prohibits any person from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Actions under the False Claims Act may be brought by private individuals known as qui tam relators in the name of the government. In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the False Claims Act for, among other things, providing free product to customers with the expectation that the customers would bill federal programs for the product, inflating prices reported to private price publication services which are used to set drug payment rates under government healthcare programs, and other interactions with prescribers and other customers including interactions that may have affected customers’ billing or coding practices on claims submitted to the federal government. Other companies have faced enforcement actions for causing false claims to be submitted because of the company’s marketing the product for unapproved, and thus non-reimbursable, uses. Federal enforcement agencies also have shown increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements.

The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which we refer to collectively as HIPAA prohibits, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors. HIPAA also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services.

The majority of states also have statutes or regulations similar to the federal anti-kickback and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers. Other states have laws requiring pharmaceutical sales representatives to be registered or licensed, and still others impose limits on co-pay assistance that pharmaceutical companies can offer to patients. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes.

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

Foreign Corrupt Practices Act

In addition, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any official of another country, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in that capacity.

Corporate Information

We were incorporated under the laws of the state of Delaware on March 19, 2008 under the name New pSivida, Inc.; our predecessor, pSivida Limited, was formed in December 2000 as an Australian company incorporated in Western Australia. We subsequently changed our name to pSivida Corp. in May 2008 and again to EyePoint Pharmaceuticals, Inc. in March 2018. Our principal executive office is located at 480 Pleasant Street, Suite B300, Watertown, Massachusetts 02472 and our telephone number is (617) 926-5000.

Additional Information

Our website address is http://www.eyepointpharma.com. Information contained on, or connected to, our website is not incorporated by reference into this Annual Report on Form 10-K. Copies of our annual reports on

Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge through our website under “Investors— Financial Information—SEC Filings” as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the SEC. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR FINANCIAL POSITION AND OUR CAPITAL RESOURCES

We will need additional capital to fund our operations and continue as a going concern. If we are unable to obtain sufficient capital, we will need to curtail and reduce our operations and costs, and modify our business strategy.

Our operations have consumed substantial amounts of cash. To date, we have financed our operations primarily through the sale and issuance of capital stock and debt and the receipt of license fees, milestone payments, research and development funding and royalty payments from our collaboration partners. As of June 30, 2018, our cash and cash equivalents totaled $38.8 million. These capital resources included the issuance on June 25, 2018 of $25.5 million of units, which we refer to individually each as an Unit and collectively as the Units, with each Unit consisting of (i) one share of our common stock and (ii) one warrant to purchase one share of our common stock, or the Second Tranche Warrants, and an additional $5.0 million draw down on June 26, 2018 under our existing term loan. We refer to the issuance of the Units pursuant to the Second Tranche Securities Purchase Agreement as the Second Tranche Transaction. We believe that our existing capital resources, together with expected amounts to be received from existing collaboration agreements, should enable us to fund our operations as currently planned into the first quarter of calendar year 2019. However, changing circumstances may cause us to consume capital faster than we currently anticipate, and we may need to spend more money than currently expected because of such circumstances. Our ability to fund our planned operations beyond that time, including obtaining regulatory approval for YUTIQ, commercializing DEXYCU and, if approved, YUTIQ, and continuing our research and development program for our other product candidates, will require additional capital. In addition, our current plan to commercialize DEXYCU and YUTIQ ourselves in the U.S. will require significant operating cost investment related to product manufacturing, marketing, sales, distribution and other commercialization costs.

To meet our further capital needs, we are considering multiple alternatives, including but not limited to, equity financings, additional debt financings, corporate collaborations, partnerships and other strategic transactions and funding opportunities. However, there can be no assurance that we will be able to complete any one or more of such other transactions on acceptable terms or otherwise. These factors raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm has included an explanatory paragraph in its report on our audited consolidated financial statements for the fiscal year ended June 30, 2018 related to our ability to continue as a going concern.

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

We have incurred significant losses since our inception, have not generated significant revenue from commercial sales of our products and, with the exception of fiscal year 2010 and fiscal year 2015, we have never been profitable. Investment in drug development is highly speculative because it entails substantial upfront operating expenses and significant risk that a product candidate will fail to successfully complete clinical trials, gain regulatory approval or become commercially viable. We continue to incur significant research, development and other expenses related to our ongoing operations, including development of YUTIQ and other early stage and/or potential product candidates, and the planned commercialization of DEXYCU. For the fiscal year ended June 30, 2018, we had a loss from operations of $26.3 million and a net loss of $53.2 million, and we had a total accumulated deficit of $364.0 million at June 30, 2018.

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

This will require us and/or our licensees to be successful in a range of challenging activities, including completing pre-clinical testing and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates, manufacturing, marketing and selling any products for which we or our licensees may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. To date, none of our approved licensed products, including Vitrasert, Retisert and ILUVIEN, has generated significant revenues to us from sales. We have not yet commercialized DEXYCU and YUTIQ has not yet obtained regulatory approval. We do not know when DEXYCU or, if approved, YUTIQ, or any of our other product candidates, if approved, will generate revenue for us, if at all. We may never succeed in these activities and, even if we do, we may never generate revenues significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to accurately project when or if we will be able to achieve profitability from operations. Even if we do so, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. Our ability to generate revenue from our current or future products and product candidates will depend on a number of factors, including:

•	our ability to successfully commercialize DEXYCU and, if approved, YUTIQ;

•

our ability to complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities, if we choose to commercialize DEXYCU outside the U.S. and, if approved, YUTIQ, in unpartnered jurisdictions outside the U.S.;

•	the size of the markets in the territories for which we gain regulatory approval;

•

our ability to further develop our commercial organization capable of sales, marketing and distribution for DEXYCU and, if approved, YUTIQ, and any of our other product candidates for which we may obtain marketing approval;

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

We will need to raise additional capital in the future to help fund our commercialization of DEXYCU and, if approved, YUTIQ, and for the development and commercialization of our other product candidates. The amount of additional capital we will require will be influenced by many factors, including, but not limited to:

•

the success of our commercialization of DEXYCU for the treatment of postoperative ocular inflammation including, among other things, patient and physician acceptance of DEXYCU and our ability to obtain adequate coverage and reimbursement for DEXYCU;

•	the cost and timing of commercialization activities for DEXYCU, including product manufacturing, marketing, sales and distribution;

•	the amount of revenues we earn from commercial sales of DEXYCU;

•	the timing, cost and success of our clinical development, regulatory approval and planned direct U.S. commercialization of YUTIQ;

•	the amount of future revenues we receive with respect to the commercialization of ILUVIEN for DME and, if approved in the EMEA, ILUVIEN for NIPU;

•	whether and to what extent we internally fund, whether and when we initiate, and how we conduct other product development programs;

•	the amount of Retisert royalties and other payments we receive under collaboration agreements;

•	whether and when we are able to enter into strategic arrangements for our products or product candidates and the nature of those arrangements;

•	timely and successful development, regulatory approval and commercialization of other potential product candidates;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims;

•	changes in our operating plan, resulting in increases or decreases in our need for capital;

•	our views on the availability, timing and desirability of raising capital; and

•	the costs of operating as a public company.

We do not know if additional capital will be available to us when needed or on terms favorable to us or our stockholders. Collaboration, licensing or other commercial agreements may not be available on favorable terms, or at all. We do not know the extent to which we will receive funds from the commercialization of DEXYCU, ILUVIEN, Retisert or, if approved, YUTIQ. If we seek to sell our equity securities under our at-the-market, or ATM, program or in another offering, we do not know whether and to what extent we will be able to do so, or on what terms. Further, the rules and regulations of the Nasdaq Stock Market LLC, or Nasdaq, require us to obtain stockholder approval for sales of our equity securities under certain circumstances, which could delay or prevent us from raising additional capital from such sales. Also, the state of the economy and financial and credit markets at the time or times we seek any additional financing may make it more difficult or more expensive to obtain. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and dilute our existing stockholders’ equity, and funding through collaboration, licensing or other commercial agreements may be on unfavorable terms, including requiring us to relinquish rights to certain of our technologies or products. If adequate financing is not available if and when needed, we may delay, reduce the scope of, or eliminate research or development programs, planned independent U.S. commercialization of DEXYCU, YUTIQ, if approved, or other new products, if any, postpone or cancel the pursuit of product candidates, including pre-clinical and clinical trials and new business opportunities, reduce staff and operating costs, or otherwise significantly curtail our operations to reduce our cash requirements and extend our capital.

The anticipated benefits of the Icon Acquisition may not be fully realized and may take longer to realize than expected.

On March 28, 2018, or the Closing Date, we and our wholly-owned subsidiary, Merger Sub, entered into the Merger Agreement with Icon and the other signatories thereto, pursuant to which we acquired Icon through a reverse triangular merger, which we refer to as the Icon Acquisition. The Icon Acquisition was consummated on the Closing Date. The anticipated benefits of the Icon Acquisition may not be fully realized and may take longer to realize than expected. We have devoted and will continue to devote significant management attention and resources to the commercialization of DEXYCU and potential further development of product candidates and other programs utilizing the Verisome technology platform we acquired in the Icon Acquisition. Delays or unexpected difficulties in the development or commercialization process could adversely affect our business, financial results and financial condition. We also may not realize the full achievement of the benefits of the Icon Acquisition within a reasonable period of time. In addition, we may have not yet discovered during the due diligence process unknown factors regarding Icon that could produce unintended and unexpected consequences for us. Undiscovered factors could cause us to incur potentially material financial liabilities and prevent us from achieving the expected benefits from the Icon Acquisition within our desired time frames, if at all.

Our profitability will be impaired by our obligations to make royalty and milestone payments to the former securityholders of Icon and other third-party collaborators.

In connection with the Icon Acquisition, we made a $15.0 million cash payment upon the closing of the Icon Acquisition and are obligated to pay certain post-closing contingent cash payments upon the achievement of specified milestones and based upon certain net sales and partnering revenue standards, in each case subject to the terms and conditions set forth in the Merger Agreement. These include but are not limited to (i) a one-time cash payment of $15.0 million payable within 30 days following the first commercial sale of DEXYCU in the U.S., (ii) sales milestone payments totaling up to $95.0 million beginning no earlier than three years after the effectiveness of a pass-through reimbursement code by CMS and upon the achievement of certain sales thresholds and subject to certain CMS reimbursement conditions set forth in the Merger Agreement, (iii) quarterly earn-out payments equal to 12% on net sales of DEXYCU, which earn-out payments will increase to 16% of net sales of DEXYCU in a given year beginning in the calendar quarter for a given year to the extent aggregate annual consideration of DEXYCU exceeds $200.0 million in such year, (iv) quarterly earn-out payments equal to 20% of partnering revenue received by us for DEXYCU outside of the U.S., and (v) single-digit percentage quarterly earn-out payments with respect to net sales and/or partnering income, if any, resulting from future clinical development, regulatory approval and commercialization of any other product candidates we might develop utilizing the Verisome technology acquired in the Icon Acquisition.

Even if we are able to successfully launch DEXYCU, our profitability will be impacted by our obligations to make payments to the former securityholders of Icon. Although we believe, under such circumstances, that the increase in revenue will exceed the corresponding payments, our obligations to the former securityholders of Icon and other third-party collaborators could have a material adverse effect on our business, financial condition and results of operations if we are unable to manage our operating costs and expenses at profitable levels.

Our failure to comply with the covenants or other terms of the Credit Agreement, including as a result of events beyond our control, could result in a default under the Credit Agreement that could materially and adversely affect the ongoing viability of our business.

On the Closing Date, we entered into a Credit Agreement, or the Credit Agreement, with SWK Funding LLC, as agent, or SWK, and the lenders party thereto, collectively referred to herein as the Lenders, providing for a senior secured term loan of up to $20 million, or the Loan. On the Closing Date, $15 million of the Loan, or the Initial Advance, was advanced and the remaining $5 million, or the Additional Advance, was advanced on June 26, 2018 following the closing of the Second Tranche Transaction.

The Loan is due and payable on March 27, 2023. The proceeds of the Initial Advance were used to fund a portion of the Icon Acquisition and to pay fees and expenses related to the Credit Agreement and Icon Acquisition. We intend to use the net proceeds from the Additional Advance for working capital purposes and to fund the commercialization of DEXYCU and, if approved by the FDA, YUTIQ. The Loan bears interest at a per annum rate of the three-month London Interbank Offered Rate, or LIBOR, subject to a 1.5% floor, plus 10.50%. The Credit Agreement permits us to pay interest only on the principal amount loaned thereunder for the first eight payments (payments are due on a quarterly basis). Following the interest-only period, we will be required to make quarterly payments of interest, plus repayments of the principal amount under the Credit Agreement in an aggregate amount of up to $1,667,000 per quarter. Upon repayment of the Loan, we are also required to pay an exit fee equal to 6% of the aggregate principal amount advanced under the Credit Agreement.

In addition, the repayment of all unpaid principal and accrued interest under the Loan may be accelerated upon consummation of a specified change of control transaction or the occurrence of certain events of default (as specified in the Credit Agreement), including, among other things:

•	our default in a payment obligation under the Credit Agreement;

•	our default in a payment obligation under any of our other debt agreements evidencing indebtedness in an aggregate principal amount in excess of $250,000;

•	our breach of the negative covenants or, subject to specified cure periods, other terms of the Credit Agreement;

•	invalidity of the Loan documents, including SWK ceasing to have a first priority, perfected security interest on any material portion of the collateral;

•	the occurrence of a material adverse effect (as specified in the Credit Agreement); and

•	certain specified insolvency and bankruptcy-related events.

Subject to any applicable cure period set forth in the Credit Agreement, upon the occurrence of a bankruptcy-related event of default, all amounts outstanding with respect to the Loan (principal, accrued interest, exit fee and any prepayment fees) would become due and payable immediately and upon the occurrence of any other event of default, SWK may, and upon the written request of the majority Lenders shall, accelerate all or any amounts outstanding with respect to the Loan. Our assets or cash flow may not be sufficient to fully repay our obligations under the Credit Agreement if the obligations thereunder are accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our obligations under the Credit Agreement, the Lenders could proceed to protect and enforce their rights under the Credit Agreement by exercising such remedies as are available to the Lenders thereunder and in respect thereof under applicable law, either by suit in equity or by action at law, or both, whether for specific performance of any covenant or other agreement contained in the Credit Agreement or in aid of the exercise of any power granted in the Credit Agreement. The foregoing would materially and adversely affect the ongoing viability of our business.

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

Subject to certain exceptions, we are required to make mandatory prepayments of the Loan with the proceeds derived from asset sales and insurance proceeds. In addition, we may make a voluntary prepayment of the Loan, in whole, but not in part, at any time on or after the first anniversary of the Closing Date. All mandatory and voluntary prepayments of the Loan are subject to the payment of prepayment premiums as follows: (i) in the case of mandatory prepayments, if prepayment occurs prior to the first anniversary of the Closing Date, a customary make-whole amount equal to the amount of interest that would have accrued on the principal amount so prepaid had it remained outstanding through the first anniversary of the Closing Date, (ii) if prepayment occurs on or after the first anniversary of the Closing Date but prior to the second anniversary of the Closing Date, 6% of the aggregate amount of the principal prepaid and (iii) if prepayment occurs on or after the second anniversary of the Closing Date but prior to the third anniversary of the Closing Date, an amount equal to 1% of the principal prepaid. No prepayment premium is due on any principal prepaid on or after the third anniversary of the Closing Date. These provisions may make it more costly for a potential acquirer to engage in a business combination transaction with us. Provisions that have the effect of discouraging, delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

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

As of June 30, 2018, including amounts related to the Icon acquisition, we had U.S. net operating loss, or NOL, carryforwards of approximately $165.1 million for U.S. federal income tax and approximately $123.5 million for state income tax purposes available to offset future taxable income and U.S. federal and state research and development tax credits of approximately $2.9 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. Our U.S. NOL carryforwards begin to expire in 2023 if not utilized.

Our U.S. NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under Section 382, and corresponding provisions of U.S. state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change U.S. NOLs and other pre-change tax attributes, such as research and development tax credits, to offset its post-change income may be limited. Our most recent analyses under Section 382 were performed through 2017, with a preliminary update through June 30, 2018, and we cannot forecast or otherwise determine our ability to derive benefit from our various federal or state tax attribute carryforwards. As a result, if we earn net taxable income, our ability to use our pre-change U.S. NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liabilities to us. In addition, at the state level, there may be periods during which the use of U.S. NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including through completed or contemplated financings, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. Our most recent Section 382 analysis, including a preliminary update through June 30, 2018, indicates that if the Second Tranche Warrants are exercised in full, this would result in an ownership change resulting in annual limitations, not yet determinable, on our ability to use our pre-change NOLs and other pre-change tax attributes.

Our operating results may fluctuate significantly from period to period.

Our operating results have fluctuated significantly from period to period in the past and may continue to do so in the future due to many factors, including:

•	the costs of our commercialization efforts;

•	costs of internally funded research and development, including contract research organizations, or CROs, and other costs related to clinical development and costs of pre-clinical studies and research;

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

Our operations to date have been largely focused on raising capital and developing Retisert, ILUVIEN, YUTIQ and our other product candidates, including undertaking pre-clinical studies and conducting clinical trials. Bausch & Lomb and Alimera were responsible for completing the clinical development of, obtaining regulatory approval for, and initiating the commercial launch of Retisert and ILUVIEN, respectively, under our license agreements with each of them. Icon completed the clinical development of, and obtained regulatory approval for, DEXYCU. To date, we have not yet demonstrated our ability to successfully complete clinical development through the submission and attainment of marketing approvals for any product candidate, manufacture at commercial scale, or, with the exception of Retisert and ILUVIEN, arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer history of successfully developing and commercializing products.

Our current business strategy relies heavily on our ability to successfully commercialize DEXYCU and, if approved, YUTIQ, in the U.S. Our approved products may not achieve market acceptance or be commercially successful.

Our ability to successfully commercialize DEXYCU and, if approved, YUTIQ, in the U.S. is critical to the execution of our business strategy. Neither DEXYCU nor YUTIQ, if approved, may achieve market acceptance among retinal specialists and other doctors, patients, government health administration authorities and other third-party payors, and may not be commercially successful in the U.S. The degree of market acceptance and commercial success of our approved products will depend on a number of factors, including the following:

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

•

our ability and the ability of our contract manufacturing organizations, or CMOs, as applicable, to manufacture commercial supplies of our products, to remain in good standing with regulatory agencies, and to develop, validate and maintain commercially viable manufacturing processes that are, to the extent required, compliant with cGMP regulations;

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

As many of these factors are beyond our control, we cannot assure you that we will ever be able to generate meaningful revenues through product sales. In particular, if governments, private insurers, governmental insurers and other third-party payors do not provide adequate and timely coverage and reimbursement levels for our products or limit the frequency of administration, the market acceptance of our products and product candidates will be limited. Governments, governmental insurers, private insurers and other third-party payors attempt to contain healthcare costs by limiting coverage and the level of reimbursement for products and, accordingly, they may challenge the price and cost-effectiveness of our products or refuse to provide coverage for our products. Any inability on our part to successfully commercialize DEXYCU and, if approved, YUTIQ, and our other product candidates in the U.S. or any foreign territories where they may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and our future business prospects.

If we are unable to maintain agreements with third parties to market and sell DEXYCU and, if approved, YUTIQ, we may be unable to generate any revenue from these products.

We currently have limited sales, marketing or distribution capabilities, our approved products are commercialized by others and, as a company, we have no experience in commercializing products. We have contracted to use an outsourced CSO to commercialize DEXYCU and, if approved, YUTIQ. Any CSO that we may use may not dedicate sufficient resources to the commercialization of our products or may otherwise fail in its commercialization due to factors beyond our control. Additionally, any CSO that we may use may fail to comply with applicable legal or regulatory requirements or may enter into agreements with other parties that have products and services that could compete with our products.

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

Even if we were to successfully obtain approval from the FDA for YUTIQ, any such approval might significantly limit the indications for use or patient populations, require that black box warnings, contraindications or warnings and precautions be included on the product labeling, require expensive and time-consuming post-approval clinical trials, a Risk Evaluation and Mitigation Strategy, or REMS, or surveillance as conditions of approval, or otherwise through product labeling limit the claims that we may make, any of which may impede the successful commercialization of YUTIQ. Depending on the extent of any REMS requirements, our costs to commercialize YUTIQ may increase significantly and distribution restrictions could limit sales. Further, if the approval of YUTIQ contains other significant product label limitations, our ability to address our full target market will be reduced and our ability to realize the full market potential of YUTIQ will be harmed and we may have to limit our sales and marketing efforts.

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

Our ability to commercialize any products successfully will also depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors also may seek additional clinical evidence, beyond the data required to obtain marketing approval, demonstrating clinical benefits and value in specific patient populations, before covering our products for those patients. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval. For example, under current Medicare policy, payment to hospital outpatient departments and ambulatory surgical centers for products furnished to patients during a procedure is typically packaged into the payment for the associated procedure and thus not paid separately. Products granted pass-through status are excluded from this payment packaging policy and receive separate payment from the associated procedure for a period of three years. While DEXYCU has been granted pass-through status and will receive separate payment in these settings from Medicare for a period of three years (measured from the date Medicare makes its first pass-through payment for DEXYCU), at the end of that three year period, or if such three-year period is shortened by a change in law, regulation or administrative interpretation, payment for DEXYCU may be packaged into the payment for the associated procedure and no longer be paid separately, which we expect would materially decrease our revenues from sales of DEXYCU and correspondingly have a material adverse effect on our results of operations and financial condition.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacturing, selling and distribution costs. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the U.S. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

We intend to participate in the Medicaid Drug Rebate program. Participation is required for federal funds to be available for our covered outpatient drugs under Medicaid and Medicare Part B. Under the Medicaid Drug Rebate Program, we would be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B.

Federal law also requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include, but are not limited to, a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients.

In addition, in order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, a manufacturer also must participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. Under this program, the manufacturer is obligated to make its innovator and single source products available for procurement on an FSS contract and charge a price to four federal agencies—VA, U.S. Department of Defense, or DoD, Public Health Service and U.S. Coast Guard—that is no higher than the statutory Federal Ceiling Price. Moreover, pursuant to regulations issued by the DoD Defense Health Agency to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, manufacturers are required to provide rebates on utilization of their innovator and single source products that are dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies. The requirements under the 340B, FSS, and TRICARE programs will impact our gross-to-net revenue for any products that are commercialized in the future and could adversely affect our business and operating results.

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

We intend to ship DEXYCU to ambulatory surgical centers, or ASCs, or to hospital outpatient surgical centers through specialty pharmacies. DEXYCU will initially be reimbursed for Medicare Part B patients in these settings through a transitional pass through payment utilizing a “C” code. After the initial 3-year period (measured from the date Medicare makes its first pass-through payment for DEXYCU), DEXYCU may not qualify for separate payment and therefore may be subject to cataract bundled payment rates, which would significantly limit our ability to gain utilization and subsequent revenues. In addition, ASCs and hospital outpatient surgical centers may find the administrative burden of submitting Medicare Part B claims for DEXYCU with a C-code too burdensome and may have their invoices rejected for payment due to billing errors, which may discourage them from utilizing DEXYCU. They may also be unable to efficiently delineate between patients who have Medicare Part B payment coverage, Medicare Advantage coverage and commercial coverage and thus no longer utilize DEXYCU due to the insurance payment differences between these different insurance types.

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

The Medicaid Drug Rebate Program and other governmental pricing programs require participating manufacturers to report pricing data to various government agencies. Pricing calculations vary among products and programs and include average manufacturer price and best price for the Medicaid Drug Rebate Program, average sales price for certain categories of drugs that are paid under Part B of the Medicare program, and non-federal average manufacturer price for the VA FSS pricing program. Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by the manufacturer, governmental or regulatory agencies and the courts. In the case of Medicaid pricing data we will report after joining the program, if we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we will be obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations will increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. If we successfully commercialize any of our products and participate in such governmental pricing programs, we will be liable for errors associated with our submission of pricing data. That liability could be significant. For example, if we are found to have knowingly submitted false average manufacturer price, average sales price, best price, or non-federal average manufacturer price information to the government, or fail to timely submit such information, we may be liable for significant civil monetary penalties. The foregoing also could be grounds for other sanctions, such as termination from the Medicaid Drug Rebate Program.

Even though regulatory approval for DEXYCU has been obtained in the U.S., we will still face extensive FDA regulatory requirements and may face future regulatory difficulties.

Even though regulatory approval for DEXYCU has been obtained in the U.S., the FDA and state regulatory authorities may still impose significant restrictions on the indicated uses or marketing of DEXYCU, or impose ongoing requirements for potentially costly post-approval studies or post-marketing surveillance. For example, as part of its approval of DEXYCU for the treatment of postoperative inflammation, the FDA required under the Pediatric Research Equity Act, or PREA, that a Phase 3/4 prospective, randomized, active treatment-controlled, parallel-design multicenter trial be conducted to evaluate the safety of DEXYCU for the treatment of inflammation following ocular surgery for childhood cataract. This pediatric study may require us to undergo a costly and time-consuming development process. If we do not meet our obligations under the PREA for this pediatric study, the FDA may issue a non-compliance letter and may also consider DEXYCU to be misbranded and subject to potential enforcement action.

We are also subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-marketing information. The holder of an approved NDA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA regulations and may be subject to other potentially applicable federal and state laws. The applicable regulations in countries outside the U.S. grant similar powers to the competent authorities and impose similar obligations on companies.

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

Our current and future operations with respect to the commercialization of DEXYCU and, if approved, YUTIQ, are subject to various U.S. federal and state healthcare laws and regulations. These laws impact, among other things, our proposed sales, marketing, support and education programs and constrain our business and financial arrangements and relationships with third-party payors, healthcare professionals and others who may prescribe, recommend, purchase or provide our products, and other parties through which we market, sell and distribute our products. Finally, our current and future operations are subject to additional healthcare-related statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws include, but are not limited to, the following:

•

The U.S. federal Anti-Kickback Statute prohibits persons or entities from, among other things, knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, or arranging for or recommending the purchase, lease or order of, any good or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and Medicare patients, prescribers, purchasers and formulary managers on the other. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution and administrative sanction, the exemptions and safe harbors are drawn narrowly, and practices or arrangements that involve remuneration may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection, and therefore would be subject to a facts and circumstances analysis to determine potential Anti-Kickback statute liability.

•

The federal civil False Claims Act (which can be enforced through “qui tam,” or whistleblower actions, by private citizens on behalf of the federal government) prohibits any person from, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the U.S. federal government. Many pharmaceutical and other healthcare companies have been investigated or subject to lawsuits by whistleblowers and have reached substantial financial settlements with the federal government under the False Claims Act for a variety of alleged improper marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug reimbursement rates under government healthcare programs. In addition, the government and private whistleblowers have pursued False Claims Act cases against pharmaceutical companies for causing false claims to be submitted as a result of the marketing of their products for unapproved uses. Pharmaceutical and other healthcare companies also are subject to other federal false claim laws, including federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.

•

HIPAA imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for healthcare benefits, items or services by a healthcare benefit program, which includes both government and privately funded benefits programs; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

•

HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH and its implementing regulations, impose certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information and impose notification obligations in the event of a breach of the privacy or security of individually identifiable health information.

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

•

The majority of states have adopted analogous laws and regulations, including state anti-kickback and false claims laws, that may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payer, including private insurers. Other states have adopted laws that, among other things, require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities. In addition, some states have laws requiring pharmaceutical sales representatives to be registered or licensed, and still others impose limits on co-pay assistance that pharmaceutical companies can offer to patients.

•

The Physician Payments Sunshine Act, implemented as the Open Payments program, and its implementing regulations, require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments made in the preceding calendar year and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

The occurrence of any event or penalty described above may inhibit our ability to commercialize DEXYCU and, if approved, YUTIQ in the U.S. and generate revenues, which would have a material adverse effect on our business, financial condition and results of operations.

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

The Affordable Care Act and any changes in healthcare laws may increase the difficulty and cost for us to commercialize DEXYCU and obtain marketing approval of and commercialize YUTIQ in the U.S., and affect the prices we may obtain.

The U.S. has enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing of DEXYCU and if approved, YUTIQ, in the U.S., restrict or regulate post-approval activities and affect our ability to profitably sell DEXYCU and, if approved, YUTIQ. The U.S. government and state legislatures also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription products.

The Affordable Care Act was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of the Affordable Care Act that have been implemented since enactment and are of importance to the commercialization of DEXYCU and, if approved, YUTIQ, in the U.S. are the following:

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

Certain legislative changes to and regulatory changes under the Affordable Care Act have occurred in the 115th U.S. Congress and under the Trump Administration. For example, the Tax Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additional legislative changes to and regulatory changes under the Affordable Care Act remain possible. We expect that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of DEXYCU and, if approved, YUTIQ, in the U.S. or to successfully commercialize either in the U.S.

We expect that the Affordable Care Act, as well as other healthcare reform measures that have and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for DEXYCU and, if approved, YUTIQ, in the U.S., and could seriously harm our future revenues. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenues, attain profitability or commercialize DEXYCU and, if approved, YUTIQ in the U.S.

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

YUTIQ has achieved encouraging safety results through the last follow-up visit at month 12 in each of its two Phase 3 trials. However, there is no assurance that encouraging safety results will continue in these trials. There is also no assurance that the overall risk-benefit profile for YUTIQ will be favorable or that it will be determined to be safe for the treatment of posterior segment uveitis in light of potential side effects from FA. These side effects may limit the population for which marketing authorization is granted or for which reimbursement is provided in one or more jurisdictions and/or adversely affect sales of YUTIQ, if approved. In addition, because the micro-insert for ILUVIEN and YUTIQ are substantially the same, any safety issues that arise with respect to the ILUVIEN micro-insert could raise concerns about the YUTIQ micro-insert, which could result in delays in the approval process, prevent the FDA from approving YUTIQ and, even if approved, cause us to suspend marketing of YUTIQ or subject us to substantial liability, which would adversely affect our financial condition and business.

DEXYCU is an intraocular suspension that delivers dexamethasone, a corticosteroid that is associated with certain adverse side effects in the eye, which may affect the success of DEXYCU for the treatment of post-operative inflammation.

DEXYCU is an intraocular suspension that delivers dexamethasone, a corticosteroid, which is associated with certain adverse side effects in the eye. The safety analyses from DEXYCU’s clinical trials revealed that the most commonly reported adverse reactions were increases in IOP, corneal edema and iritis, a type of uveitis affecting the front of the eye. These side effects may limit commercial use in the population for which marketing authorization was granted or for which reimbursement is provided in one or more jurisdictions and/or adversely affect sales of DEXYCU.

If the FDA or other applicable regulatory authorities approve generic products that compete with any of our products or product candidates, it could reduce our sales of those products or product candidates.

In the U.S., after an NDA is approved, the product generally becomes a “listed drug” which can, in turn, be relied upon by potential competitors in support of approval of an ANDA. The Federal Food, Drug, and Cosmetic Act, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create generic, non-infringing versions of a drug to facilitate the approval of an ANDA. These manufacturers might show that their product has the same active ingredients, dosage form, strength, route of administration, conditions of use, and labeling as our product candidate and to conduct a relatively inexpensive study to demonstrate that the generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our product. These generic equivalents would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our products would substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in our products.

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

We currently carry product liability insurance with coverage up to $10.0 million in the aggregate, with a per incident limit of $10.0 million, which may not be adequate to cover all liabilities that we may incur. Further, we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Our inability to maintain sufficient product liability insurance at an acceptable cost could prevent or inhibit the commercialization of DEXYCU and, if approved, YUTIQ, or the development and commercialization of our other product candidates.

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

Even though FDA approval for DEXYCU has been obtained in the U.S., we may never obtain approval for or successfully commercialize it outside of the U.S., which would limit our ability to realize its full market potential.

In order to market DEXYCU outside of the U.S., we must obtain marketing authorizations and comply with numerous and varying regulatory requirements of other countries regarding quality, safety and efficacy. Clinical trials conducted in one country may not be accepted by foreign regulatory authorities, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional non-clinical studies or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of DEXYCU in those countries. While our management team has experience in obtaining foreign regulatory approvals at other companies, we, as a company, do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approval in international markets is delayed, we would not be able to realize the full market potential of DEXYCU.

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

We submitted an NDA for YUTIQ in January 2018 and have a PDUFA action date of November 5, 2018. Although we have discussed our clinical development plans with the FDA, the agency may ultimately determine that our Phase 3 clinical trials or other aspects of our NDA are not sufficient for regulatory approval and may issue a CRL instead of approval. If we receive a CRL, the FDA would outline deficiencies in our NDA and may request the submission of additional information, including clinical data.

The facilities used by us to manufacture our products and any product candidates that we may develop are subject to inspections, including pre-approval inspections following our submission of any NDAs to the FDA for any product candidates that we may develop. For example, the FDA conducted a pre-approval inspection related to our NDA for YUTIQ from March 26, 2018 to April 4, 2018. Most inspections by the FDA, including the FDA inspection related to our NDA for YUTIQ, result in an Establishment Inspection Report as well as a Summary of Observations immediately following the inspection. As required, the Company has responded to these observations in a timely manner. In any event, our commercialization of YUTIQ in the U.S. may be delayed and we may incur additional costs and be required to devote additional resources to address the FDA’s concerns. If we are unable to timely address the FDA’s summary of observations from such inspection or if the FDA requires us to conduct additional clinical trials or studies, or requires our manufacturers to improve or change their practices, our timeline for commercialization of YUTIQ in the U.S. will be delayed and we will incur additional costs. Further, there can be no assurance that we will complete such studies or clinical trials or address manufacturing issues in a manner that is acceptable to the FDA.

In addition, one of our collaborators, Alimera, holds an exclusive license to our proprietary Durasert insert for the treatment of uveitis, including NIPU, in the EMEA. Alimera was responsible for filing a Type II variation for ILUVIEN for the treatment of NIPU. In December 2017, Alimera submitted a Type II variation for ILUVIEN to add the indication of recurrent and persistent NIPU to the ILUVIEN label. In January 2018, Alimera received validation of this Type II variation submission in all 17 European countries in which Alimera had previously received regulatory approval for ILUVIEN for DME. According to Alimera’s public filings, Alimera plans to submit follow-up data supporting its Type II variation application in the fourth quarter of calendar year 2018 and expects it will obtain approval for its application in the first half of calendar 2019. Obtaining regulatory approval for such a variation is uncertain and Alimera may fail to obtain the approval. The MAA variation review processes and the processes of other regulatory authorities, are extensive, lengthy, expensive, and uncertain, and such regulatory authorities may delay, limit, or deny approval of ILUVIEN for NIPU.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are required to conduct additional clinical trials or other studies with respect to our product candidates beyond those that we currently contemplate, or if we are unable to successfully complete our clinical trials or other studies, we may be delayed in obtaining regulatory approval of any of our product candidates, we may not be able to obtain regulatory approval at all or we may obtain approval of indications that are not as broad as intended. Our product development costs will also increase if we experience delays in testing or approvals, and we may not have sufficient funding to complete the testing and approval process for our product candidates. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products if and when approved. If any of this occurs, our business would be harmed.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate to protect our product candidates, our competitors could develop and commercialize technology and products similar to ours, and our competitive position could be harmed.

Our commercial success will depend in large part on our ability to obtain and maintain patent and other intellectual property protection in the U.S. and other countries with respect to our proprietary technology and products. We rely on trade secret, patent, copyright and trademark laws, and confidentiality and other agreements with employees and third parties, all of which offer only limited protection. We seek patent protection for many different aspects of our product candidates, including their compositions, their methods of use, processes for their manufacture, and any other aspects that we deem to be commercially important to the development of our business.

The patent prosecution process is expensive and time-consuming, and we and any licensors and licensees may not be able to apply for or prosecute patents on certain aspects of our product candidates or delivery technologies at a reasonable cost, in a timely fashion, or at all. For technology licensed to third parties, we may not have the right to control the preparation, filing and/or prosecution of the corresponding patent applications, or to maintain patent rights corresponding to such technology. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. It is also possible that we, or any licensors or licensees, will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, such as with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If any licensors or licensees are not fully cooperative or disagree with us as to the prosecution, maintenance, or enforcement of any patent rights, such patent rights could be compromised, and we might not be able to prevent third parties from making, using, and selling competing products. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid or unenforceable. Moreover, our competitors may independently develop equivalent knowledge, methods, and know-how. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business, financial condition, and operating results.

The patent positions of pharmaceutical companies generally are highly uncertain, involve complex legal and factual questions and have in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of any patents that issue, are highly uncertain. For example, recent changes to the patent laws of the U.S. provide additional procedures for third parties to challenge the validity of issued patents. Under the Leahy-Smith America Invents Act, or AIA, which was signed into law on September 16, 2011, patents issued from applications with an effective filing date after March 15, 2013 may be challenged by third parties using the post-grant review procedure which allows challenges for a number of reasons, including prior art, sufficiency of disclosure, and subject matter eligibility. Under the AIA, patents may also be challenged under the inter partes review procedure. Inter partes review provides a mechanism by which any third party may challenge the validity of any issued U.S. Patent in the USPTO on the basis of prior art. Because of a lower evidentiary standard necessary to invalidate a patent claim in USPTO proceedings as compared to the evidentiary standard relied on in U.S. federal court, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

With respect to foreign jurisdictions, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. Also, patents granted by the European Patent Office may be opposed by any person within nine months from the publication of their grant.

Our patents and patent applications, even if unchallenged by a third party, may not adequately protect our intellectual property or prevent others from designing around our claims. The steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, both inside and outside the U.S. Further, the examination process may require us to narrow the claims of pending patent applications, which may limit the scope of patent protection that may be obtained if these applications issue. The rights that may be granted under future issued patents may not provide us with the proprietary protection or competitive advantages we are seeking. If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficient, our competitors could develop and commercialize technology and products similar or superior to ours, and our ability to successfully commercialize our technology and products may be impaired.

As of August 31, 2018, we had 177 patents or granted applications and 107 pending patent applications, including patents and pending applications covering our Durasert, DEXYCU, Verisome and other technologies. With respect to these patent rights, we do not know whether any of our patent applications will result in issued patents or, if any of our patent applications do issue, whether such patents will protect our technology in whole or in part, or whether such patents will effectively prevent others from commercializing competitive technologies and products. There is no guarantee that any of our issued or granted patents will not later be found invalid or unenforceable. Furthermore, since patent applications in the U.S. and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications. For applications with an effective filing date before March 16, 2013, or patents issuing from such applications, an interference proceeding can be provoked by a third party, or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. As of March 16, 2013, the U.S. transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. The change to “first-to-file” from “first-to-invent” is one of the changes to the patent laws of the U.S. resulting from the AIA.

Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing or in some cases not at all, until they are issued as a patent. Therefore, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications, that we were the first to file for patent protection of such inventions, or that we have found all of the potentially relevant prior art relating to our patents and patent applications that could invalidate one or more of our patents or prevent one or more of our patent applications from issuing. Even if patents do successfully issue and even if such patents cover our product candidates, third parties may initiate oppositions, interferences, re-examinations, post-grant reviews, inter partes reviews, nullification or derivation actions in court or before patent offices or similar proceedings challenging the validity, enforceability, or scope of such patents, which may result in the patent claims being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates, or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties.

Furthermore, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may become involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents or the patents of any party from whom we may license patents from in the future. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In a patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. A court may decide that a patent of ours or of any of our future licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. In addition, to the extent that we have to file patent litigation in a federal court against a U.S. patent holder, we would be required to initiate the proceeding in the state of incorporation or residency of such entity. With respect to the validity question, for example, we cannot be certain that no invalidating prior art exists. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, found unenforceable, or interpreted narrowly, and it could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our products. Such a loss of patent protection could compromise our ability to pursue our business strategy.

As noted above, interference proceedings brought by the USPTO for applications with an effective filing date before March 16, 2013, or for patents issuing from such applications may be necessary to determine the priority of inventions with respect to our patents and patent applications or those of our collaborators or licensors. An unfavorable outcome could require us to cease using the technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if a prevailing party does not offer us a license on terms that are acceptable to us. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distraction of our management and other employees. We may not be able to prevent, alone or with any of our future licensors, misappropriation of our proprietary rights, particularly in countries where the laws may not protect those rights as fully as in the U.S. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

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

Filing, prosecuting and defending patents on our product candidates throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. may be less extensive than those in the U.S. In addition, the laws and practices of some foreign countries do not protect intellectual property rights, especially those relating to life sciences, to the same extent as federal and state laws in the U.S. For example, novel formulations of drugs and manufacturing processes may not be patentable in certain jurisdictions, and the requirements for patentability may differ in certain countries, particularly developing countries. Also, some foreign countries, including EU countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. Consequently, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, and we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions into or within the U.S. or other jurisdictions. This could limit our potential revenue opportunities. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, and may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the U.S. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing with us in these jurisdictions. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from our intellectual property. We may not prevail in any lawsuits that we initiate in these foreign countries and the damages or other remedies awarded, if any, may not be commercially meaningful.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and applications are required to be paid to the USPTO and various governmental patent agencies outside of the U.S. in several stages over the lifetime of the patents and applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which could be uncertain and could harm our business.

Our commercial success depends upon our ability, and the ability of our partners and collaborators, to develop, manufacture, market and sell our products and product candidates, if approved, and use our proprietary technologies without infringing the proprietary rights of third parties. While many of our product candidates are in pre-clinical studies and clinical trials, we believe that the use of our product candidates in these pre-clinical studies and clinical trials falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the U.S., which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA. As our other product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. Accordingly, we may invest significant time and expense in the development of our product candidates only to be subject to significant delay and expensive and time-consuming patent litigation before our product candidates may be commercialized. There can be no assurance that our products or product candidates do not infringe other parties’ patents or other proprietary rights, and competitors or other parties may assert that we infringe their proprietary rights in any event.

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

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue commercializing our products or product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. If we fail to obtain a required license, we may be unable to effectively market products or product candidates based on our technology, which could limit our ability to generate revenues or achieve profitability and possibly prevent us from generating revenues sufficient to sustain our operations. Alternatively, we may need to redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. Under certain circumstances, we could be forced, including by court order, to cease commercializing our products or product candidates. In addition, in any such proceeding or litigation, we could be found liable for substantial monetary damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed. A finding of infringement could prevent us from commercializing our products or product candidates or force us to cease some of our business operations, which could harm our business. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar negative impact on our business.

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

Our competitors may seek approval to market their own products that are the same as, similar to or otherwise competitive with our products or product candidates. In these circumstances, we may need to defend or assert our patents by various means, including filing lawsuits alleging patent infringement requiring us to engage in complex, lengthy and costly litigation or other proceedings. In any of these types of proceedings, a court or government agency with jurisdiction may find our patents invalid, unenforceable or not infringed. We may also fail to identify patentable aspects of our research and development before it is too late to obtain patent protection. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

Changes in either U.S. or foreign patent law or interpretation of such laws could diminish the value of patents in general, thereby impairing our ability to protect our products or product candidates.

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

•

our competitors might conduct research and development activities in the U.S. and other countries that provide a safe harbor from patent infringement claims for such activities, as well as in countries in which we do not have patent rights, and may then use the information learned from such activities to develop competitive products for sale in markets where we intend to market our product candidates;

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

In addition to seeking patent protection for certain aspects of our product candidates and technologies, we also consider trade secrets, including confidential and unpatented know-how, important to the maintenance of our competitive position. We protect trade secrets and confidential and unpatented know-how, in part, by customarily entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, outside scientific and commercial collaborators, CROs, CMOs, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to maintain confidentiality and assign their inventions to us. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. In addition, our trade secrets may otherwise become known, including through a potential cybersecurity breach, or may be independently developed by competitors.

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the U.S. and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

If our trademarks are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We expect to rely on trademarks as one means to distinguish any of our approved products from the products of our competitors. We have received Notices of Allowance for DEXYCU™, YUTIQ™, DELIVERING INNOVATION TO THE EYE™ and Durasert™. ILUVIEN® is Alimera’s trademark. Retisert® and Vitrasert® are Bausch & Lomb’s trademarks. Our and our licensees’ trademarks may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. For instance, Sun Pharma has filed an extension of time to file an opposition to our trademark application for Durasert. We have negotiated a co-existence agreement with Sun Pharma. If we are unable to establish name recognition based on our trademarks, we may not be able to compete effectively.

RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES

We do not control the development or commercialization of YUTIQ in the EMEA, which is licensed to Alimera, and as a result we may not realize the full market potential of YUTIQ.

Under the Amended Alimera Agreement, we granted Alimera rights to use our proprietary drug delivery platform for the treatment of uveitis, including NIPU, in the EMEA (under the ILUVIEN trademark) and subsequently withdrew our YUTIQ MAA and orphan drug designation for posterior segment uveitis. Alimera is now responsible for obtaining all regulatory approvals in the EMEA. Under this agreement, we have no control over Alimera’s regulatory activities in the EMEA (with the exception of the completion of our ongoing Phase 3 uveitis clinical trials), including regulatory approvals, and no direct control over commercialization efforts for YUTIQ in the EMEA. Alimera has only limited experience in filing and supporting the applications necessary to obtain marketing approvals for product candidates. Obtaining approval of an MAA by the EMA is uncertain and Alimera may fail to obtain the approval. The MAA review processes, and the processes of other regulatory authorities, are extensive, lengthy, expensive, and uncertain, and such regulatory authorities may delay, limit, or deny approval of YUTIQ. Further, Alimera may abandon further development of YUTIQ in the EMEA. Because the full market potential of YUTIQ is contingent upon the successful development and commercialization of YUTIQ in the EMEA, we will be dependent on Alimera to achieve the full market potential of YUTIQ. If Alimera does not succeed in obtaining regulatory approval of YUTIQ in the EMEA for any reason, or does not succeed in securing market acceptance of YUTIQ in the EMEA, or elects for any reason to discontinue development of YUTIQ, we will be unable to realize the full market potential of YUTIQ.

If our CROs, vendors and investigators do not successfully carry out their responsibilities or if we lose our relationships with them, our development efforts with respect to our product candidates could be delayed.

We are dependent on CROs, vendors and investigators for pre-clinical testing and clinical trials related to our product development programs. These parties are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. If they do not timely fulfill their responsibilities or if their performance is inadequate, the development and commercialization of our product candidates could be delayed. The parties with which we contract for execution of clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Their failure to meet their obligations could adversely affect clinical development of our product candidates. In addition, if we or our CROs fail to comply with applicable current Good Clinical Practices, or cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving any marketing applications. Upon inspection, the FDA may determine that our clinical trials did not comply with cGCPs.

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

As we further scale up manufacturing of DEXYCU and conduct required stability testing, issues may arise involving, among other things, the sensitivity of the tests to confirm product stability, the performance of production personnel, product-packaging or third-party equipment malfunctions. These issues may require refinement or resolution in order to initiate or continue the commercial marketing of DEXYCU. In addition, quality issues may arise during scale-up and of commercial manufacturing processes. By way of example, we are still in the process of validating the manufacturing process for the commercial supply of DEXYCU. Any issues in our product or delivery devices could result in delays in the commercialization of DEXYCU or the suspension of commercialization of DEXYCU.

We intend to use our own facility for the manufacturing of YUTIQ, which will require significant resources, which could adversely affect its commercial viability.

If approved by the FDA, we plan to manufacture commercial supplies of YUTIQ ourselves at our Watertown MA facility. We currently manufacture products only for clinical and testing purposes in this facility and we do not manufacture products for commercial use. We must obtain FDA approval of our manufacturing process before we can commercially manufacture YUTIQ in the U.S. In addition, we must pass a pre-approval inspection of our manufacturing facility before we can obtain marketing approval for YUTIQ. In order to obtain approval, all of our manufacturing methods, equipment and processes must comply with the FDA’s cGMP requirements. We will also need to perform extensive audits of our suppliers, vendors and contract laboratories. The cGMP requirements govern, among other things, recordkeeping, production processes and controls, personnel and quality control. To ensure that we meet these requirements, we will expend significant time, money and effort. Due to the unique nature of our Durasert technology platform, we cannot predict the likelihood that the FDA will approve our facility as compliant with cGMP requirements even if we believe that we have taken the steps necessary to achieve compliance.

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

We are entitled to royalties on a country-by-country and quarter-by-quarter basis on net sales of ILUVIEN where Alimera markets ILUVIEN directly and to a percentage of product revenues, royalties and non-royalty consideration where Alimera sublicenses the marketing of ILUVIEN. The commercialization of ILUVIEN for DME is a significant undertaking by Alimera, and ILUVIEN for DME is Alimera’s first and only commercial product. Alimera’s sales of ILUVIEN have not been significant to date, Alimera has continued to incur operating losses, and it has violated, and in the future may violate, the financial covenants of its loan agreement. We do not know if, when, or to what extent Alimera’s ILUVIEN net revenues will increase significantly, which would generate royalties to us from the commercialization of ILUVIEN for DME. The amount and timing of any revenues we receive will be affected by many factors including:

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

Although Alimera commercially markets ILUVIEN for DME in the U.S. and in certain countries in Europe, Alimera had a net loss from operations of $16.5 million for its fiscal year ended December 31, 2017, a net loss of $11.6 million for the interim six-month period ended June 30, 2018 and had an accumulated deficit of $410.8 million as of June 30, 2018. Alimera has not generated revenues that cover its actual or anticipated expenses and cannot project the extent of its future losses. Alimera may continue to incur operating losses, and as a result, it is uncertain when or if it will achieve or sustain profitability. Alimera’s ability to generate royalty payments to us is dependent on its ability to successfully market and sell ILUVIEN for DME and, if approved, ILUVIEN for NIPU.

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

Our Retisert royalty income, which had ranged between $1.2 million and $1.4 million from fiscal 2012 through fiscal 2016, decreased to $970,000 for fiscal 2017 and totaled approximately $1.0 million for fiscal 2018. We do not expect Retisert royalty income to increase materially, if at all, and it may decline further or cease. Bausch & Lomb’s obligation to pay a royalty terminates on a licensed product by licensed product basis and country by country basis upon the date that the last to expire patent expires. The patent with which Retisert is marketed expires in March 2019. The latest patent covering Retisert expires in April 2020, and we will not receive any Retisert royalty income after that time. Bausch & Lomb previously ceased selling Vitrasert, our product previously licensed to Bausch & Lomb, on its patent expiration.

Sales of ILUVIEN for DME may be materially adversely affected by pricing and reimbursement decisions of regulatory bodies, insurers and others.

Prices, coverage and reimbursement to consumers of ILUVIEN for DME, like other products, are generally regulated by third-party payors, such as government health administration authorities and plans, private health insurers and other organizations and affect ILUVIEN’s sales. The timing and complexity of those reimbursements also affect sales. Prices in the EU are generally lower and coverage and access to products more limited than in the U.S. For example, in the U.K. and Scotland, National Health Service coverage is limited to the treatment of the eyes of chronic DME patients unresponsive to existing therapies that have undergone cataract surgery, subject to simple patient access schemes. Alimera may not achieve satisfactory agreements with statutory or other insurers. We do not know what levels of pricing will be approved or reimbursed for ILUVIEN, or what restrictions will be placed on its use or reuse in countries where ILUVIEN is not currently sold. In the U.S., Alimera has offered extended customer payment terms. Future net sales of ILUVIEN and, accordingly, the amount of royalties that we may receive from such net sales, may be adversely affected by pricing and reimbursement decisions, and such effects may be material.

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

The U.K. held a referendum on June 23, 2016 in which a majority voted for the U.K.’s withdrawal from the EU, which we refer to as Brexit. As a result of this vote, negotiations have commenced to determine the terms of the U.K.’s withdrawal from the EU as well as its relationship with the EU going forward, including the terms of trade between the U.K. and the EU. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions in Europe and globally and could continue to contribute to instability in global financial and foreign exchange markets. Brexit could also have the effect of disrupting the free movement of goods, services and people between the U.K. and the EU; however, the full effects of Brexit are uncertain and will depend on any agreements the U.K. may make to retain access to EU markets.

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

We may be subject to laws and regulations that address privacy and data security of patients who use our products or product candidates in the U.S. and in states in which we conduct our business. In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act) govern the collection, use, disclosure, and protection of health-related and other personal information. For instance, HIPAA imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information and imposes notification obligations in the event of a breach of the privacy or security of individually identifiable health information on entities subject to HIPAA and their business associates that perform certain activities that involve the use or disclosure of protected health information on their behalf. Failure to comply with applicable data protection laws and regulations could result in government enforcement actions and create liability for us, which could include civil and/or criminal penalties, as well as private litigation and/or adverse publicity that could negatively affect our operating results and business.

We may be exposed to liabilities under the FCPA and other U.S. and foreign anti-corruption anti-money laundering, export control, sanctions, and other trade laws and regulations, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. We are also subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act 2010, the Proceeds of Crime Act 2002, and possibly other anti-bribery and anti-money laundering laws in countries outside of the U.S. in which we conduct our activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees and third-party intermediaries from authorizing, promising, offering, providing, soliciting, or accepting, directly or indirectly, improper payments or benefits to or from any person whether in the public or private sector. As we commercialize DEXYCU, if approved, YUTIQ, and any of other product candidates that we may develop, we may engage with third-party manufacturers and collaborators who operate abroad and are required to obtain certain necessary permits, licenses and other regulatory approvals with respect to our business. Our activities abroad create the risk of unauthorized payments or offers of payments by employees, consultants, sales agents or distributors, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees, consultants, sales agents and distributors. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our company may engage in conduct for which we might be held responsible, even if we do not explicitly authorize such activities.

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

As of August 31, 2018, we had outstanding options to acquire approximately 8.2 million shares of our common stock, outstanding restricted stock units to acquire 898,129 shares of our common stock, outstanding performance stock units to acquire approximately 1.2 million shares of our common stock, outstanding deferred stock units to acquire 35,001 shares of our common stock, lender warrants to acquire 409,091 and 77,721 shares of our common stock at exercise prices of $1.10 and $1.93, respectively, and the Second Tranche Warrants to acquire 20,184,224 shares of our common stock, or approximately 29.4% of our shares on a fully diluted basis. The issuance of shares of our common stock upon exercise of the stock options or warrants or settlement of the restricted, performance or deferred stock units could result in dilution to the interests of other holders of our common stock and could adversely affect our stock price.

EW Healthcare owns a substantial amount of our common stock and can exert significant control over matters subject to stockholder approval, which would prevent new investors from influencing significant corporate decisions.

Following the closing of the Second Tranche Transaction on June 25, 2018, EW Healthcare, our largest stockholder, beneficially owns approximately 34.2% of our outstanding common stock as of September 13, 2018. Based upon 74,512,048 outstanding shares of common stock at September 13, 2018 and assuming the exercise of the Second Tranche Warrants by EW Healthcare and the other Second Tranche Investors, EW Healthcare would beneficially own approximately 44.7% % of our common stock. Upon such exercise in full of the Second Tranche Warrants, EW Healthcare has the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of voting power in EW Healthcare may: (i) delay, defer or prevent a change in control; (ii) entrench our management and Board; or (iii) delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

. The Tax Act, which was passed on December 22, 2017, introduced significant changes to the U.S. tax laws. The Tax Act, among other things, contains significant changes to corporate taxation, including but not limited to the reduction of the corporate tax rate from a top rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income in respect of losses arising in taxable years beginning after 2017 and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). Any federal net operating loss carryovers for taxable years beginning after 2017 will be carried forward indefinitely pursuant to the Tax Act. The Tax Act also limits deductions for compensation in excess of $1 million, which could impact our ability to deduct such corporate expenses. We continue to examine the impact the Tax Act may have on our business. Notwithstanding the reduction in the federal corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected.

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

We have never declared or paid cash dividends on our capital stock, and you should not rely on an investment in our common stock to provide dividend income. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the Credit Agreement contains certain covenants that limit our ability to pay or make any dividend and the terms of any future debt agreements may further preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

We do not own any real property. On May 17, 2018, we amended our lease, dated November 1, 2013, to extend our Watertown, Massachusetts lease term from April 2019 through approximately April 2025 and to add an additional 6,590 square feet of rentable area for a resulting total of 20,240 square feet. Following build-out of the additional space, for which the landlord provided a construction allowance of $671,000, we took occupancy on September 10, 2018. We are entitled to base rent abatement for the aggregate space for the four months ending December 31, 2018. The aggregate leased space consists of 1,750 square feet of laboratory space, 1,000 square feet of clean room space and 17,490 square feet of office space. We have an option to extend the term of the lease for one additional five-year period at market rates.

We lease 3,000 square feet of office space in Liberty Corner, New Jersey under a lease agreement that expires in June 2022. On June 11, 2018, we subleased an additional 1,381 square feet of office space in this building through May 2022.

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

Market Information, Holders and Dividends

Our common stock is traded on the Nasdaq Global Market under the trading symbol “EYPT”. The following table sets forth the high and low selling prices per share of our common stock as reported on the Nasdaq Global Market for the periods indicated:

	High	Low
Fiscal year ended June 30, 2018:
First Quarter	$1.76	$1.03
Second Quarter	1.44	1.02
Third Quarter	1.35	0.93
Fourth Quarter	2.88	1.07
Fiscal year ended June 30, 2017:
First Quarter	$4.25	$2.85
Second Quarter	3.22	1.50
Third Quarter	2.16	1.63
Fourth Quarter	2.45	1.57

On September 13, 2018, the last reported sale price of our common stock on the Nasdaq Global Market was $2.21. As of that date, we had approximately 114 holders of record of our common stock and, according to our estimates, approximately 8,500 beneficial owners of our common stock. Our shares of common stock previously traded in the form of CHESS Depositary Interests on the Australian Securities Exchange under the symbol “PVA” until our delisting from the ASX, which occurred effective as of May 7, 2018.

We have never paid cash dividends, and we do not anticipate paying cash dividends in the foreseeable future. In addition, the Credit Agreement contains negative covenants which limit our ability to pay cash dividends on our equity securities.

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of June 30, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column a) (c)
Equity Compensation plans approved by security holders	7,310,244	(1)	$2.89	1,497,528
Equity Compensation plans not approved by security holders (2)	440,000	(3)	1.95	—

Total	7,750,244		$2.89	1,497,528

(1)

Consists of outstanding stock options, performance-based stock units, restricted stock units and deferred stock units to purchase 7,310,244 awards pursuant to our 2008 Equity Incentive Plan, as amended, and our 2016 Long Term Incentive Plan, as amended, or the 2016 LTIP.

(2)

Our Board has not established any specific number of shares that could be issued without stockholder approval. Inducement grants to new key employees are determined on a case-by-case basis. Other than possible inducement grants, we expect all equity awards will be made under stockholder-approved plans.

(3)

In May 2018, we issued 440,000 inducement equity awards outside of the 2016 LTIP in accordance with Nasdaq Listing Rule 5635(c)(4). The inducement equity awards were, upon the recommendation of the Compensation Committee of our Board, approved by our Board and were made as an inducement material to Leonard Blum’s acceptance of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4). Mr. Blum is our Executive Vice President and General Manager, U.S. Mr. Blum’s inducement awards consist of two non-qualified stock option awards to purchase a total of 440,000 shares of common stock and performance stock units, or PSUs, entitling Mr. Blum to receive up to 225,000 shares of common stock based on the achievement of prescribed performance metrics determined by the Compensation Committee. The stock option to purchase 375,000 shares of common stock will vest ratably on each of the first, second and third anniversaries of the date of grant, subject to the terms of grant. The stock option to purchase 65,000 shares of common stock will vest on the first anniversary of the date of grant. The performance metrics associated with the PSU award will be subject to measurement following the 3-year period ending June 30, 2021. Effective September 26, 2018, Mr. Blum will cease to be employed by us. Per the terms of his employment agreement with us and the applicable stock option award agreements, upon the cessation of Mr. Blum’s employment with us “without Cause” (as such term is defined in Mr. Blum’s employment agreement), any unvested portion of his stock option awards that would have vested had Mr. Blum continued his employment through the first anniversary of his employment will vest immediately prior to his cessation of employment and will remain exercisable until 5:00 P.M. Eastern Time on the last day of the three-month period commencing on the date of Mr. Blum’s cessation of employment. In addition, Mr. Blum’s employment agreement and our form of performance stock unit award agreement provides that Mr. Blum will forfeit the unvested portion of his PSUs upon the cessation of his employment. Accordingly, (i) 125,000 shares of common stock underlying Mr. Blum’s first non-qualified stock option award and (ii) all 65,000 shares of common stock underlying Mr. Blum’s second non-qualified stock option award will vest immediately prior to Mr. Blum’s cessation of employment, become immediately exercisable and remain exercisable until December 26, 2018. All of the shares of common stock underlying Mr. Blum’s PSUs will be forfeited upon the cessation of his employment.

Recent Sales of Unregistered Securities

Other than as previously disclosed on our Current Reports on Form 8-K filed with the SEC, we did not issue any unregistered equity securities during the year ended June 30, 2018.

Issuer Repurchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical financial data set forth below as of June 30, 2018, 2017, 2016, 2015 and 2014 and for each of the years then ended have been derived from our audited consolidated financial statements, of which the financial statements as of June 30, 2018 and 2017 and for the years ended June 30, 2018, 2017 and 2016 are included elsewhere in this Annual Report on Form 10-K.

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

	Year Ended June 30,
	2018	2017	2016	2015	2014
	(In thousands except per share data)
Consolidated Statements of Operations Data:
Revenues:
Collaborative research and development (1)	$1,343	$6,569	$398	$25,411	$2,155
Royalty income (2)	1,618	970	1,222	1,154	1,318

Total revenues	2,961	7,539	1,620	26,565	3,473

Operating expenses:
Research and development	16,178	14,880	14,381	12,088	9,573
Sales and marketing	1,512	—	—	—	—
General and administrative	11,545	11,235	9,013	8,056	7,468
Gain on sale of property and equipment	—	—	—	—	(78)

Total operating expenses	29,235	26,115	23,394	20,144	16,963

Operating (loss) income	(26,274)	(18,576)	(21,774)	6,421	(13,490)
Interest and other income, net	101	91	72	22	5
Interest expense	(720)	—	—	—	—
Change in fair value of derivative liability	(26,278)	—	—	—	—

(Loss) income before income taxes	(53,171)	(18,485)	(21,702)	6,443	(13,485)
Income tax benefit (expense)	—	—	155	(96)	130

Net (loss) income	$(53,171)	$(18,485)	$(21,547)	$6,347	$(13,355)

Net (loss) income per share:
Basic	$(1.15)	$(0.52)	$(0.68)	$0.22	$(0.49)

Diluted	$(1.15)	$(0.52)	$(0.68)	$0.21	$(0.49)

Weighted average common shares outstanding:
Basic	46,226	35,344	31,623	29,378	27,444

Diluted	46,226	35,344	31,623	30,584	27,444

	As of June 30,
	2018	2017	2016	2015	2014
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$38,776	$16,898	$15,313	$19,121	$15,334
Marketable securities	—	—	13,679	9,414	2,944
Intangible assets, net	31,358	364	1,102	1,925	2,765
Total assets	71,670	18,677	31,619	32,367	22,671
Long-term debt	17,309	—	—	—	—
Derivative liability	19,780	—	—	—	—
Total deferred revenue—current and long-term	—	50	5,732	5,629	5,722
Total stockholders’ equity	11,687	13,336	20,881	23,368	14,924

(1)

Includes the following: from our Prior Alimera Agreement (including patent reimbursement costs): $148,000 in fiscal 2018, $659,000 in fiscal 2017, $233,000 in fiscal 2016, $25.1 million in fiscal 2015 and

$114,000 in fiscal 2014; from our Restated Pfizer Agreement: $5.6 million in fiscal 2017 and $7,000 in fiscal 2014; from feasibility study agreements: $1.1 million in fiscal 2018, $211,000 in fiscal 2017, $33,000 in fiscal 2016, $144,000 in fiscal 2015 and $1.9 million in fiscal 2014; from our license agreement with OncoSil Medical: $100,000 in fiscal 2018, $100,000 in fiscal 2017, $100,000 in fiscal 2016, $100,000 in fiscal 2015 and $102,000 in fiscal 2014. See Note 4 in the accompanying Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional information.
(2)

Includes the following: from our Amended Alimera Agreement; $575,000 in fiscal 2018; from our license agreement with Bausch & Lomb: $1.0 million in fiscal 2018, $970,000 in fiscal 2017, $1.2 million in fiscal 2016, $1.2 million in fiscal 2015 and $1.3 million in fiscal 2014.

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

Overview

We are a specialty biopharmaceutical company committed to developing and commercializing innovative ophthalmic products for the treatment of eye diseases. Our lead product, DEXYCU (dexamethasone intraocular suspension) 9%, approved by the FDA in February 2018, is administered as a single dose at the end of ocular surgery and is the first long-acting intraocular product approved by the FDA for the treatment of post-operative inflammation. DEXYCU utilizes our proprietary Verisome drug-delivery platform, which allows for a single intraocular injection that releases dexamethasone, a corticosteroid, over time. There are approximately four million cataract surgeries performed annually in the U.S. and we plan to launch DEXYCU in the U.S. in the first half of calendar year 2019 with a primary focus on its use following cataract surgery. Our lead product candidate is YUTIQ, a three-year non-erodible FA insert for the treatment of NIPU. Injected into the eye in an office visit, YUTIQ is a tiny micro-insert that delivers a micro-dose of a corticosteroid to the back of the eye on a sustained constant (zero order release) basis for approximately three years. On March 19, 2018, the FDA accepted our NDA for YUTIQ and set a PDUFA action date of November 5, 2018. YUTIQ is based on our proprietary Durasert sustained-release drug delivery technology platform, which can deliver drugs for predetermined periods of time ranging from months to years. Posterior segment uveitis is the third leading cause of blindness in the U.S. and affects between 55,000 to 120,000 people in the U.S. If approved in November 2018, we expect to launch YUTIQ in the U.S. in the first half of calendar year 2019.

Both Phase 3 clinical trials investigating YUTIQ met their primary efficacy endpoint of prevention of recurrence of disease through six months with statistical significance (p < 0.001, intent to treat analysis) and with safety data consistent with the known effects of ocular corticosteroid use. Statistical significance for efficacy and encouraging safety results were maintained through 12 months of follow-up in both Phase 3 clinical trials. In Europe, we filed a MAA in June 2017 and subsequently withdrew the application after expanding the license for our proprietary Durasert sustained-release drug delivery technology platform to Alimera to include uveitis, including NIPU. In January 2018, Alimera received validation of a Type II variation submitted in all seventeen European countries in which it previously received regulatory approval for ILUVIEN for DME. According to Alimera’s public filings, Alimera plans to submit follow-up data supporting its Type II variation application in the fourth quarter of calendar year 2018 and expects it will obtain approval for its application in the first half of calendar 2019. If the variation is approved, Alimera plans to commercialize the uveitis indication under its ILUVIEN trademark.

ILUVIEN is an injectable, sustained-release micro-insert that provides three years of treatment of DME from a single injection. ILUVIEN and YUTIQ are based on the same technology and deliver the same corticosteroid, FA. ILUVIEN was developed in collaboration with, and is licensed to and sold by Alimera. Pursuant the Prior Alimera Agreement, ILUVIEN has been sold directly in the U.K. and Germany since 2013, in the U.S. and Portugal since 2015 and in Austria and Ireland since 2017. ILUVIEN also has marketing approvals in 12 other European countries. In addition, Alimera has entered into various agreements under which distributors will provide regulatory, reimbursement or sales and marketing support for commercialization or future commercialization of ILUVIEN in several countries in the Middle East, as well as France, Italy, Spain, Australia, New Zealand and Canada. In July 2017, we entered into the Amended Alimera Agreement pursuant to which we (i) expanded the license to Alimera for our proprietary Durasert drug delivery technology platform to include uveitis, including NIPU, in the EMEA and (ii) converted the net profit share arrangement for each licensed product (including ILUVIEN) under the Prior Alimera Agreement to a sales-based royalty on a calendar quarter basis commencing July 1, 2017, with payments from Alimera due 60 days following the end of each quarter.

Our development programs are focused primarily on developing sustained release drug products using our proven Durasert technology platform to deliver small molecule drugs to treat uveitis, wet age-related macular degeneration, glaucoma and other diseases.

Fiscal Year 2018 Overview

The fiscal year ended June 30, 2018 was highlighted by the following events:

•	On January 5, 2018, we filed our NDA for YUTIQ. On March 19, 2018, the FDA accepted our NDA for YUTIQ and set a PDUFA action date of November 5, 2018;

•

On March 28, 2018, we completed the Icon Acquisition pursuant to a merger agreement, dated March 28, 2018, by and among us, Merger Sub (our wholly-owned subsidiary), Icon and the other signatories thereto. Under the terms of the Merger Agreement, Merger Sub was merged with and into Icon, with Icon being the surviving corporation and our wholly-owned subsidiary

•

On March 28, 2018, in connection with the Icon Acquisition, we entered into the Credit Agreement with SWK Funding, a wholly-owned subsidiary of SWK Holdings Corporation, pursuant to which the Lenders provided to us a non-dilutive term loan in the principal amount of $15.0 million, which was increased by an additional $5.0 million drawdown at our request on June 26, 2018 following the closing of the Second Tranche Transaction on June 25, 2018. We may draw down an additional $10.0 million Loan, subject to (i) SWK Funding obtaining additional loan commitments and (ii) the satisfaction of certain conditions (as set forth in the Credit Agreement);

•

On March 28, 2018, in connection with the Initial Advance, we issued a warrant, or the SWK Warrant, to SWK Funding to purchase (i) 409,091 shares of our common stock, or the Initial Advance Warrant Shares, and (ii) 77,721 shares of our common stock equal to 3% of the Additional Advance, or the Additional Advance Warrant Shares. The SWK Warrant was exercisable with respect to the Initial Advance Warrant Shares upon issuance of the SWK Warrant at an exercise price of $1.10, which was the consolidated closing bid price of a share of our common stock on the Nasdaq Global Market immediately preceding the issuance of Initial Advance Warrant Shares. The SWK Warrant became exercisable with respect to the Additional Advance Warrant Shares on June 26, 2018 at an exercise price of $1.93 per share, which was the consolidated closing bid price of a share of our common stock on the Nasdaq Global Market immediately preceding the issuance of the Additional Advance Warrant Shares. The SWK Warrant will remain exercisable (x) until the close of business on March 28, 2025 with respect to the Initial Advance Warrant Shares and (y) until the close of business on June 26, 2025 with respect to the Additional Advance Warrant Shares;

•

On March 28, 2018, in connection with the Icon Acquisition, we entered into a securities purchase agreement, or the First Tranche Securities Purchase Agreement, with EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P, collectively the First Tranche Investors, pursuant to which we sold an aggregate of 8,606,324 shares of our common stock at a purchase price of $1.10 per share, or the First Tranche Purchase Price, for gross proceeds of $9.5 million, which we refer to as the First Tranche Transaction; and

•

On March 28, 2018, in connection with the Icon Acquisition and the execution of the First Tranche Securities Purchase Agreement, we entered into the Second Tranche Securities Purchase Agreement, with the First Tranche Investors and certain other accredited investors signatory thereto, or the Second Tranche Investors, pursuant to which we agreed to offer and sell, subject to the approval of our stockholders, an aggregate of up to approximately $25.5 million of Units. Our stockholders approved the sale and issuance of the Units on June 22, 2018 and we sold 20,184,224 Units to the Second Tranche Investors upon the closing of the Second Tranche Transaction on June 25, 2018.

ILUVIEN, an injectable, sustained-release micro-insert delivering 0.19mg of FA to the back of the eye for the treatment of DME, was licensed to and developed with Alimera under the Prior Alimera Agreement. In July 2017, we entered into the Amended Alimera Agreement pursuant to which we (i) expanded the license to Alimera for our proprietary Durasert drug delivery technology platform to include uveitis, including NIPU, in the EMEA and (ii) converted the net profit share arrangement for each licensed product (including ILUVIEN) under the Prior Alimera Agreement to a sales-based royalty on a calendar quarter basis. Sales-based royalties start at the rate of 2% effective as of July 1, 2017. Commencing January 1, 2019 (or earlier under certain circumstances), the sales-based royalty will increase to 6% (8% on total ILUVIEN net sales in excess of $75 million on a calendar year basis). Alimera’s share of contingently recoverable accumulated ILUVIEN commercialization losses under the original net profit share arrangement (as set forth in the Prior Alimera Agreement), was capped at $25 million. Under the Amended Alimera Agreement those recoverable losses will be reduced as follows: (i) $10.0 million was cancelled in lieu of an upfront license fee on the effective date of the Amended Alimera Agreement; (ii) for calendar years 2019 and 2020, 50% of earned sales-based royalties in excess of 2% of net sales will be offset against the quarterly royalty payments otherwise due from Alimera; (iii) on January 1, 2020 (or earlier under certain circumstances), another $5 million will be cancelled, provided, however, that such date of cancellation may be extended under certain circumstances related to Alimera’s regulatory approval process for ILUVIEN for NIPU, with such extension, if any, subject to mutual agreement by the parties; and (iv) commencing in calendar year 2021, 20% of earned sales-based royalties in excess of 2% of net sales will be offset against the quarterly royalty payments due from Alimera until such time as the remaining balance of the original $25 million of recoverable commercialization losses has been fully recouped.

We believe that the terms of the Amended Alimera Agreement for ILUVIEN for DME have standardized and simplified the agreement and improved the potential total value of the agreement for us. ILUVIEN for DME has been sold by Alimera in the U.S. since 2015, where it is indicated for the treatment of DME in patients previously treated with a course of corticosteroids without a clinically significant rise in IOP. ILUVIEN for DME has been sold by Alimera in the U.K. and Germany since 2013, in Portugal since 2015 and in Austria and Ireland since 2017. ILUVIEN also has marketing approvals in 12 other European countries. In addition, Alimera has entered into various agreements under which distributors will provide regulatory, reimbursement or sales and marketing support for commercialization or future commercialization of ILUVIEN in several countries in the Middle East, as well as France, Italy, Spain, Australia, New Zealand and Canada. ILUVIEN for DME has marketing approvals in a total of 17 European countries, where it is indicated for the treatment of chronic DME considered insufficiently responsive to available therapies.

FDA-approved Retisert is an implant that provides sustained treatment of posterior segment uveitis for 30 months that was co-developed with and licensed to Bausch & Lomb. Implanted in a surgical procedure, Retisert delivers the same corticosteroid as Durasert but in a larger dose. We receive royalties from Retisert sales.

We are also using our Durasert technology platform to identify potential product candidates that provide sustained treatment of wet and dry AMD, glaucoma and other diseases. We are also conducting pre-clinical evaluations of various TKI candidates for wet AMD. We are also developing a next-generation short-duration treatment for posterior segment uveitis, using the same Durasert technology and drug (FA) as in YUTIQ.

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

For the years ended June 30, 2018 and 2017, we reported $1.3 million and $6.6 million, respectively, of collaborative research and development revenue. Of the total for fiscal 2017, $5.6 million represented non-cash revenue recognized upon the termination of our Restated Pfizer Agreement (see Note 4 in the accompanying Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K for more information). Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured.

Recognition of Expense in Outsourced Clinical Trial Agreements

We recognize research and development expense with respect to outsourced agreements for clinical trials with CROs as the services are provided, based on our assessment of the services performed. We make our assessments of the services performed based on various factors, including evaluation by the third-party CROs and our own internal review of the work performed during the period, measurements of progress by us or by the third-party CROs, data analysis with respect to work completed and our management’s judgment. We have agreements with two CROs to conduct the Phase 3 clinical trial program for YUTIQ. Our financial obligations under the agreements are determined by the services that we request from time to time under the agreements. The actual amounts owed under the agreements and the timing of those obligations will depend on various factors, including changes to the protocols and/or services requested, the number of patients to be enrolled and the rate of patient enrollment, achievement of pre-defined direct cost milestone events and other factors relating to the clinical trials. As of June 30, 2018, our CRO agreements provided for two Phase 3 clinical trials at an aggregate remaining cost of approximately $4.5 million, excluding any potential remaining contract change orders. We can terminate the agreements at any time without penalty, and if terminated, we would be liable only for services through the termination date plus non-cancellable CRO obligations to third parties.

During fiscal 2018, we recognized approximately $4.6 million of research and development expense attributable to our YUTIQ Phase 3 clinical trial program. Changes in our estimates or differences between the actual level of services performed and our estimates may result in changes to our research and development expenses in future periods.

Results of Operations

Years Ended June 30, 2018 and 2017

	Year Ended June 30,		Change
	2018	2017	Amounts	%
	(In thousands except percentages)
Revenues:
Collaborative research and development	$1,343	$6,569	$(5,226)	(80)%
Royalty income	1,618	970	648	67%

Total revenues	2,961	7,539	(4,578)	(61)%

Operating expenses:
Research and development	16,178	14,880	1,298	9%
Sales and marketing	1,512	—	1,512	na
General and administrative	11,545	11,235	310	3%

Total operating expenses	29,235	26,115	3,120	12%

Operating loss	(26,274)	(18,576)	(7,698)	(41)%
Interest income and other, net	101	91	10	11%
Interest expense	(720)	—	(720)	na
Change in fair value of derivative liability	(26,278)	—	(26,278)	na

Net loss	$(53,171)	$(18,485)	$(34,686)	(188)%

Revenues

Collaborative research and development revenue totaled $1.3 million in fiscal 2018, a decrease of $5.2 million, or 80%, compared to $6.6 million in fiscal 2017. This decrease was attributable primarily to $5.6 million of revenue recognized upon the termination of the Restated Pfizer Agreement in December 2016 and a $535,000 reduction of revenues attributable to the Prior Alimera Agreement, which included $136,000 of revenue recognized from a May 2017 arbitration settlement of Alimera’s calendar year 2014 reporting of ILUVIEN net profits, partially offset by an $879,000 increase in revenues derived from feasibility study agreements.

In July 2017, we entered into the Amended Alimera Agreement, pursuant to which we (i) expanded the license to Alimera for our proprietary Durasert drug delivery technology platform to include uveitis, including NIPU, in the EMEA and (ii) converted the net profit share arrangement for each licensed product (including

ILUVIEN) under the Prior Alimera Agreement to a sales-based royalty on a calendar quarter basis. We expect this conversion to result in increased revenues from Alimera over time, as well as better predictability and consistency of revenues to be recognized from Alimera. Based on 60-day payment terms from Alimera following the end of each calendar quarter, sales-based royalties earned from Alimera are being recognized as revenues one quarter in arrears. Commencing in calendar 2019, the royalty rate on net sales of ILUVIEN will increase from 2% to 4% (which represents a 6% royalty rate less a 2% offset for Alimera’s recovery of accumulated commercialization losses under the Prior Alimera Agreement). See Note 4 in the accompanying Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K for more information related to the Alimera collaboration agreement and to the settlement of a dispute relating to the computation of ILUVIEN net profits for calendar year 2014

Royalty income totaled $1.6 million for fiscal 2018, an increase of $648,000, or 67%, compared to $970,000 in fiscal 2017. Royalty income attributable to the Amended Alimera Agreement totaled $575,000 in fiscal 2018. Retisert royalty income increased by $73,000, or 8%, to approximately $1.0 million in fiscal 2018 compared to $970,000 in fiscal 2017. We expect Retisert royalty income to remain flat or to decline somewhat in the next fiscal year.

Research and Development

Research and development expenses totaled $16.2 million in fiscal 2018, an increase of $1.3 million, or 9%, compared to $14.9 million in fiscal 2017. This increase was attributable primarily to (i) a $1.8 million increase of professional services related primarily to our YUTIQ three-year uveitis Phase 3 clinical development program and regulatory filings, (ii) a $774,000 increase in U.S. personnel and related costs, including incentive compensation and (iii) a $404,000 increase in pre-clinical studies, related primarily to our short-acting YUTIQ product candidate, and other third-party research costs; (iv) a $257,000 increase in amortization of intangible assets, attributable primarily to $615,000 of amortization of the DEXYCU / Icon intangible asset offset by the completed amortization of our previous patent technology intangible assets as of December 2017; and (v) a $116,000 increase in U.S. stock-based compensation, partially offset by decreases of (i) $1.6 million of CRO costs for our YUTIQ three-year uveitis clinical development, (ii) $472,000 of direct U.K. restructuring costs in fiscal 2017. In anticipation of the commercial launch of DEXYCU and, if approved, YUTIQ in the first half of calendar 2019, we expect fiscal 2019 research and development expense to increase significantly compared to fiscal 2018, due primarily to increased personnel and third-party costs for medical and regulatory affairs, pharmacovigilance, quality assurance and operations and full year amortization of the DEXYCU intangible asset, partially offset by anticipated reductions in CRO costs for the YUTIQ Phase 3 clinical trials and regulatory professional services related to the YUTIQ NDA filing.

Sales and Marketing

In anticipation of the commercial launch of DEXYCU and, if approved by the FDA, YUTIQ, we commenced the build-out of our commercial infrastructure and marketing activities in the fourth quarter of fiscal 2018. Sales and marketing expense totaled $1.5 million in fiscal 2018 and consisted primarily of $1.0 million of marketing program and agency costs and approximately $450,000 of personnel and related costs, including travel and stock-based compensation. We expect major increases in sales and marketing costs in fiscal 2019, including additional headcount, implementation of our contract sales organization agreement, participation in numerous ophthalmology conferences and congresses and managed markets and sales operations activities.

General and Administrative

General and administrative expenses totaled $11.5 million in fiscal 2018, an increase of $310,000, or 3%, compared to $11.2 million in fiscal 2017. The increase was attributable primarily to (i) approximately $900,000 of consulting services, which included interim CFO services, business development and the effect of a $218,000 fiscal 2017 credit for audit costs in connection with the May 2017 Alimera arbitration settlement; (ii) approximately $204,000 of facility and office expense, which included our New Jersey office that opened in July 2017; and (iii) approximately $116,000 of stockholder meeting and stock exchange costs, including our delisting from the Australian Securities Exchange, partially offset by net decreases of (i) approximately $813,000 for personnel and related costs largely due to the absence of $1.2 million of fiscal 2017 severance compensation to our former CEO and former Vice President, Corporate Affairs and General Counsel, and (ii) approximately $230,000 of legal, audit and other professional fees that resulted from a combination of lower patent legal fees and the absence of approximately $605,000 of legal fees associated with our CEO transition and the arbitration proceedings and the restructuring of our Alimera collaboration agreement, which were partially offset by fiscal 2018 legal fees associated with potential financing and business development transactions and our ASX delisting. In anticipation of the commercial launch of DEXYCU and, if approved, YUTIQ in the first half of calendar year 2019, we expect fiscal 2019 general and administrative expenses to increase significantly, primarily for headcount additions and associated personnel and related costs.

Interest (Expense) Income and Other

On March 28, 2018, we borrowed $15.0 million under a term loan facility in connection with the Icon Acquisition. Following consummation of the Second Tranche Transaction on June 25, 2018, we borrowed an additional $5.0 million under that term loan facility. For fiscal 2018 we incurred $511,000 of interest expense on the term loan and amortized $209,000 of deferred debt issue costs and debt discount. Assuming that the LIBOR rate remains constant at the current rate 2.34%, we expect to incur interest expense of approximately $2.6 million during fiscal 2019. In addition, non-cash amortization of the balance of debt discount at June 30, 2018 utilizing the effective interest method is expected to be approximately $652,000 during fiscal 2019.

Interest income and other increased to $101,000 in fiscal 2018 compared to $91,000 in fiscal 2017, due primarily to higher interest rates on amounts invested in an institutional money market fund.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability totaled $26.3 million in fiscal 2018, attributable to the classification of the Second Tranche transaction as a liability (see Notes 10 and 12 to the accompanying consolidated financial statements). The Units associated with the Second Tranche Transaction were settled to equity upon the Second Tranche Transaction closing on June 25, 2018. The Second Tranche Warrants were also liability classified and were revalued at June 30, 2018. The resulting $19.8 million derivative liability balance at June 30, 2018 will be revalued immediately prior to the exercise or the September 28, 2018 expiration of the Second Tranche Warrants.

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

In July 2017, we restructured the Alimera collaboration agreement to (a) license Durasert three-year uveitis in the EMEA to Alimera and (b) to convert the net profit share arrangement to a sales-based royalty for all ILUVIEN licensed indications. See Notes 4 in the accompanying Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for more information related to the Alimera collaboration agreement and to the settlement of a dispute relating to the computation of ILUVIEN net profits for calendar year 2014.

Retisert royalty income decreased by $252,000, or 21%, to $970,000 in fiscal 2017 compared to $1.22 million in fiscal 2016.

Research and Development

Research and development expenses totaled $14.9 million in fiscal 2017, an increase of $499,000, or 3%, compared to $14.4 million in fiscal 2016. This increase was attributable primarily to (i) a $1.4 million increase of professional services related primarily to our Durasert three-year uveitis Phase 3 clinical development program and completed MAA filing and planned NDA filing, (ii) an $879,000 increase in U.S. personnel and related costs, including incentive compensation and the August 2016 hire of our Chief Medical Officer and (iii) a $596,000 increase in U.S. stock-based compensation, partially offset by decreases of (i) $1.1 million of CRO costs for our Durasert three-year uveitis clinical development, (ii) $1.0 million of U.K. costs primarily related to the effect of the U.K. restructuring, which included a $147,000 foreign exchange impact of a stronger US$ currency, and (iii) $268,000 of U.S. pre-clinical studies and other third-party research costs related primarily to prior year studies of potential TKI compounds and purchases of lab and clinical supplies for our Durasert three-year uveitis clinical development program.

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

Recently Adopted and Recently Issued Accounting Pronouncements

New accounting pronouncements are issued periodically by the Financial Accounting Standards Board, or FASB, and are adopted by us as of the specified effective dates. Unless otherwise disclosed below, we believe that the impact of recently issued and adopted pronouncements will not have a material impact on our financial position, results of operations and cash flows or do not apply to our operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we refer to as ASU 2014-09, which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, which officially deferred the effective date of ASU 2014-09 by one year, while also permitting early adoption. As a result, ASU 2014-09 becomes effective on July 1, 2018. The Company has initiated an assessment of the potential changes from adopting ASU 2014-09 and two revenue streams are expected to be applicable under the standard. We have adopted the new standard effective July 1, 2018 using the modified retrospective method. The adoption did not have an impact on the recorded amounts in the current balance sheet and income statement based on our existing collaboration agreements. Additional disclosures will be made in future periods related to the recognition of amounts as a result of adopting the new standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use, or ROU, model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As a result, ASU 2016-02 will become effective on July 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of the pending adoption of the new standard on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. The standard addresses the classification and presentation of restricted cash and restricted cash equivalents within the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We adopted this standard during the quarter ended June 30, 2018. As a result of the adoption of this standard, we combined restricted cash balances of $150,000 at each of June 30, 2018, 2017 and 2016 with cash and cash equivalents when reconciling the beginning and ending balances within the consolidated statements of cash flows for fiscal 2018, 2017 and 2016. As of June 30, 2018, cash, cash equivalents and restricted cash of $38.9 million, as reported within the consolidated statements of cash flows, included $38.8 million of cash and cash equivalents and $150,000 of restricted cash, as reported within the consolidated balance sheets.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which we refer to as ASU 2017-01, to clarify the definition of a business by adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets versus businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted this standard early to account for the Icon Acquisition (see Note 3 in the accompanying Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K).

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The standard aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the new guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, but not before an entity adopts the new revenue guidance. We do not expect ASU 2018-07 to have a significant impact on our financial statements.

Liquidity and Capital Resources

Our fiscal 2018 operations were financed primarily from existing capital resources at June 30, 2017, gross proceeds of $7.3 million from sales of 5,900,000 shares of common stock under our existing ATM program and the First Tranche Transaction and the Loan that resulted in gross proceeds of $24.5 million, $15.0 million of which was used to fund the closing payment to acquire Icon and approximately $3.5 million was used to pay certain financing and transaction costs. Following approval of our stockholders at a special meeting held on June 22, 2018, we closed the Second Tranche Transaction resulting in the issuance of 20,184,224 Units, which consisted of (i) the sale of 20,184,224 shares of our common stock at a per share price of $1.265 for gross proceeds of $25.5 million and (ii) the issuance of 20,184,224 warrants, which we collectively refer to as the Second Tranche Warrants, to purchase shares of our common stock. The Second Tranche Warrants are exercisable at any time until the close of business on September 28, 2018. The exercise price of each Second Tranche Warrant will be an amount equal to the lower of (a) $1.43 (a 30% premium to the First Tranche Purchase Price) and (b) a 20% discount to the VWAP of the shares of the Company’s common stock on Nasdaq for the 20 trading days immediately prior to the exercise of a Second Tranche Warrant; provided, however, that the exercise price cannot be lower than $0.88, which is a 20% discount to the First Tranche Purchase Price. In connection with the Second Tranche Transaction, a $5.0 million draw down of the Additional Advance was consummated on June 26, 2018. At June 30, 2018, our principal sources of liquidity were cash and cash equivalents that totaled $38.8 million.

As of June 30, 2018, our debt consists of $20.0 million, which amount represents the amount outstanding under the Loan pursuant to the Credit Agreement. The Loan is due and payable on March 27, 2023. The Loan bears interest at a per annum rate of the three-month LIBOR, subject to a 1.5% floor, plus 10.50%. The Credit Agreement permits us to pay interest only on the principal amount loaned thereunder for the first eight payments (payments are due on a quarterly basis). Following the interest-only period, we will be required to make quarterly payments of interest, plus repayments of the principal amount loaned under the Credit Agreement in an aggregate amount of up to $1,667,000 per quarter, or the Quarterly Principal Repayment Cap. Subject to the Quarterly Principal Repayment Cap, the amount of any quarterly principal payments during any fiscal year is based on (x) a percentage of our year-to-date net revenue through the end of such quarter less (y) any prior quarterly principal and interest payments made during such fiscal year. In addition, we paid an upfront fee of 1.5% of the aggregate principal amount of the Loan. We are also required to pay an exit fee equal to 6% of the aggregate principal amount advanced under the Credit Agreement.

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

With the exception of net income for the fiscal year ended June 30, 2015 resulting from our receipt of the $25.0 million ILUVIEN FDA-approval milestone, we have predominantly incurred operating losses since inception, and at June 30, 2018 we had a total accumulated deficit of $364.0 million. We do not currently have any significant assured sources of future revenue, and our anticipated recurring use of cash to fund operations in combination with no probable source of additional capital raises substantial doubt about our ability to continue as a going concern for one year from the issuance of our financial statements included in this Annual Report on Form 10-K. We have historically financed our operations primarily from the proceeds of sales of our equity securities and receipt of license fees, milestone payments, research and development funding and royalty income from our collaboration partners. We believe that our cash and cash equivalents of $38.8 million at June 30, 2018 and expected cash inflows under existing collaboration agreements will enable us to fund our current and planned operations (including continuation of our two Phase 3 clinical trials for YUTIQ and plans for commercial launch of DEXYCU and, if approved, YUTIQ) into the first quarter of calendar year 2019. In order to extend our ability to fund our operations beyond then, including our planned U.S. commercial launch of DEXYCU and, if approved, YUTIQ, we may receive proceeds from the exercise of the Second Tranche Warrants. There is no assurance that we will receive significant revenues from the planned commercialization of DEXYCU or, if approved, YUTIQ, or from license revenues from ILUVIEN or be able to obtain financing from any other sources.

The additional capital we will require will be influenced by many factors, including, but not limited to:

•	whether the Second Tranche Warrants are exercised;

•	the success and timing of our commercialization efforts with respect to DEXYCU;

•	whether we are required to make additional milestone and earn-out payments to the former security-holders of Icon;

•

the amount of future revenues we receive with respect to our planned commercialization of DEXYCU and, if approved by the FDA, YUTIQ and license revenues from ILUVIEN for DME and, if and when approved in the EMEA, of ILUVIEN for NIPU;

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

We do not know if additional capital will be available when needed or on terms favorable to us or our stockholders. Collaboration, licensing or other agreements may not be available on favorable terms, or at all. We do not know the extent to which we will be able to establish commercial and other capabilities to successfully launch DEXYCU or, if approved, YUTIQ. Although we expect that our restructured Alimera collaboration agreement will provide a more consistent flow of royalty income, we do not know the extent to which Alimera will achieve increasing revenues from its commercialization of ILUVIEN for DME and, if approved in the EMEA, for NIPU. If we seek to sell shares under our ATM program or in another offering, we do not know whether and to what extent we will be able to do so, or on what terms. Further, the rules and regulations of the Nasdaq Global Market require us to obtain stockholder approval for sales of our equity securities under certain circumstances, which could delay or prevent us from raising additional capital from such sales. Also, the state of the economy and financial and credit markets at the time or times we seek any additional financing may make it more difficult or expensive to obtain. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and dilute our existing stockholders’ equity, and funding through collaboration agreements may be on unfavorable terms, including requiring us to relinquish rights to certain of our technologies or products. If adequate financing is not available if and when needed, we may delay, reduce the scope of, or eliminate research or development programs, potential independent commercialization of DEXYCU and, if approved, YUTIQ or other new products, if any, and postpone or cancel the pursuit of product candidates, including pre-clinical and clinical trials and new business opportunities, reduce staff and operating costs, or otherwise significantly curtail our operations to reduce our cash requirements and extend our capital.

Our consolidated statements of historical cash flows are summarized as follows:

	Year Ended June 30,
	2018	2017	2016
	(In thousands)
Net loss:	$(53,171)	$(18,485)	$(21,547)
Changes in operating assets and liabilities	924	318	2,073
Other adjustments to reconcile net loss to cash flows from operating activities	30,340	(2,323)	3,158

Cash flows used in operating activities	$(21,907)	$(20,490)	$(16,316)

Cash flows (used in) provided by investing activities	$(16,888)	$13,577	$(4,462)

Cash flows provided by financing activities	$60,671	$8,503	$16,990

Sources and uses of operating cash flows for the years ended June 30, 2018, 2017 and 2016 are summarized as follows:

	Year Ended June 30,
	2018	2017	2016
	(In thousands)
Operating cash inflows:
License and collaboration agreements	$1,296	$891	$507
Royalty income	1,556	1,008	1,298
Foreign R&D tax credits	—	132	163
Investment interest received, net	106	120	176

	2,958	2,151	2,144

Operating cash outflows:
Personnel costs	(7,220)	(7,229)	(5,133)
Professional fees	(8,013)	(6,074)	(3,610)
Clinical development and third-party R&D	(6,788)	(7,115)	(7,615)
Loan interest payments	(258)	—	—
All other operating cash outflows, net	(2,586)	(2,223)	(2,102)

	(24,865)	(22,641)	(18,460)

Cash flows used in operating activities	$(21,907)	$(20,490)	$(16,316)

Operating cash inflows for each year consisted primarily of payments received pursuant to license and collaboration agreements and royalty income. As a percentage of total license and collaboration and royalty income cash inflows, amounts attributable to Alimera represented 25.4% in fiscal 2018, 58.6% in fiscal 2017 and 72.4% in fiscal 2016, amounts attributable to Bausch & Lomb represented 34.7% in fiscal 2018, 54.1% in fiscal 2017 and 74.2% in fiscal 2016, amounts attributable to OncoSil Medical represented 3.5% in fiscal 2018, 5.3% in fiscal 2017, 5.4% in fiscal 2016 and amounts attributable to various feasibility study agreements represented 36.5% in fiscal 2018 and 13.2% in fiscal 2017.

Operating cash outflows increased by approximately $2.2 million, or 9.8%, from fiscal 2017 to fiscal 2018, as a result primarily of (a) a $1.9 million increase in professional fees, which consisted primarily of YUTIQ regulatory and clinical consulting fees and DEXYCU and YUTIQ marketing and managed markets consulting services, partially offset by lower patent legal fees; (b) $258,000 of term loan interest payments; (c) a $352,000 increase in third-party research and development costs; (d) a $135,000 increase in travel and facility costs; and (e) a $98,000 increase in stockholder meeting and statutory filing costs, partially offset by a $679,000 decrease in CRO costs for the YUTIQ Phase 3 development program. Personnel and related costs were flat on a year-over-year basis, reflecting a significant net increase in employee headcount and higher incentive compensation offset by $1.2 million of severance compensation in fiscal 2017. Operating cash outflows increased by $4.2 million, or 22.7%, from fiscal 2016 to fiscal 2017, as a result primarily of (a) $2.5 million of professional fees, which consisted primarily of YUTIQ three-year uveitis clinical and regulatory consulting fees and general legal fees associated with the CEO transition and costs of the Alimera arbitration and (b) $2.1 million of personnel and benefit costs, which included $1.2 million of severance compensation and in fiscal 2017, the additions of a Chief Medical Officer and EVP of Corporate and Commercial Development and an approximate $390,000 increase in fiscal 2016 incentive compensation awards (paid in fiscal 2017) compared to the prior year, partially offset by a $208,000 decrease in CRO costs for YUTIQ clinical development.

Cash flows from investing activities in fiscal 2018 consisted principally of $16.8 million of cash used, net of cash acquired plus transaction costs, for the Icon acquisition. Cash flows from investing activities in fiscal 2017 and 2016 were attributable primarily to maturities of marketable securities, net of purchases, of $13.7 million for fiscal 2017 and purchases of marketable securities, net of maturities, of $4.3 million for fiscal 2016. Purchases of property and equipment totaled $108,000 in fiscal 2018, $147,000 in fiscal 2017 and $113,000 in fiscal 2016.

Cash flows from financing activities in fiscal 2018 were related primarily to the Icon acquisition and to support investments in commercial infrastructure, sales, marketing and medical affairs in preparation for the launch of DEXYCU and, if approved by the FDA, YUTIQ. These financing cash flows included approximately (i) $35.0 million of aggregate gross proceeds from the sale of 8,606,324 shares of common stock in the First Tranche Transaction and the sale of 20,184,224 Units in the Second Tranche Transaction (see Note 10 of the accompanying Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K) and (ii) $20.0 million of gross proceeds from a term loan agreement (see Note 9 of the accompanying Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K). Share issue and debt issue costs totaled approximately $1.9 million in connection with these financing transactions. Cash flows from financing activities in fiscal 2018 also included the sale of 5,900,000 shares of common stock under our ATM program for gross proceeds of $7.3 million, net of $239,000 of share issue costs. Cash flows from financing activities in fiscal 2017 were related predominately to the sale of shares of our common stock under our ATM program for gross proceeds of $8.9 million, less $233,000 of program adoption costs and $244,000 of share issue costs. Cash flows from financing activities in fiscal 2016 were attributable primarily to an underwritten public offering in January 2016 for gross proceeds of $17.8 million, net of $1.3 million of share issue costs. In addition, cash flows from financing activities included proceeds from the exercise of stock options totaling $503,000 in fiscal 2018, $99,000 in fiscal 2017 and $490,000 in fiscal 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Tabular Disclosure of Contractual Obligations

The following table summarizes our minimum contractual obligations as of June 30, 2018:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating Lease Obligations	$5,520	$548	$1,756	$1,698	$1,518
Purchase Obligations	1,125	1,125	—	—	—

Total	$6,645	$1,673	$1,756	$1,698	$1,518

Our operating lease obligations consist predominantly of office and lab space in Watertown, Massachusetts and office space in Liberty Corner, New Jersey. Our purchase obligations consist of contractual agreements primarily for medical affairs and commercialization activities, as well as non-cancellable purchase orders for supplies and services.

We have agreements with two CROs to conduct the clinical development program for YUTIQ. Our financial obligations under the agreements are determined by the services that we request from time to time under the agreements. The actual amounts owed under the agreements and the timing of those obligations will depend on various factors, including the number of patients and rate of patient enrollment, any protocol amendments and other factors relating to the clinical trials. We can change the services requested and thereby increase or decrease our obligations under the agreements from time to time. As of June 30, 2018, our CRO agreements provided for two Phase 3 clinical trials at an aggregate remaining cost of approximately $4.5 million, excluding any potential additional contract change notifications. We can terminate the agreements at any time without penalty.

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

As of June 30, 2018, we had cash and cash equivalents of $38.8 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have a significant impact on the realized value of our investments.

The interest rate on our Loan under the Credit Agreement is variable based on the three-month LIBOR, subject to a 1.5% floor, plus 10.50%. Accordingly, such interest rate is affected by changes in market interest rates. As of June 30, 2018, we had $20.0 million of aggregate principal amount outstanding under the Credit Agreement. As of June 30, 2018, the three-month LIBOR was 2.34%. A hypothetical 1% increase in the three-month LIBOR would result in $200,000 in incremental annual interest expense under the Loan.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item may be found on pages F-1 through F-36 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, our management concluded that, as of such date, our internal control over financial reporting was effective based on those criteria.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the last quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2018 annual meeting of stockholders, pursuant to Regulation 14A of the Exchange Act of 1934, also referred to in this Annual Report on Form 10-K as our 2018 Proxy Statement, which we expect to file with the SEC no later than October 29, 2018.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Corporate Governance

We have adopted a written Code of Business Conduct that applies to all of our employees, officers and directors. This Code of Business Conduct is designed to ensure that our business is conducted with integrity and in compliance with SEC regulations and Nasdaq listing standards. The Code of Business Conduct covers adherence to laws and regulations as well as professional conduct, including employment policies, conflicts of interest and the protection of confidential information. The Code of Business Conduct is available under “Governance Overview” within the “Investors – Corporate Governance” section of our website at www.eyepointpharma.com.

We intend to disclose any future amendments to, or waivers from, the Code of Business Conduct that affect our directors or senior financial and executive officers within four business days of the amendment or waiver by posting such information on the website address and location specified above.

Other Information

The other information required to be disclosed in Item 10 is hereby incorporated by reference to our 2018 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required to be disclosed in Item 11 is hereby incorporated by reference to our 2018 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed in Item 12 is hereby incorporated by reference to our 2018 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed in Item 13 is hereby incorporated by reference to our 2018 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be disclosed in Item 14 is hereby incorporated by reference to our 2018 Proxy Statement.

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

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

(a)(3)    Exhibits.

Exhibit No.	Exhibit Description	Incorporated by Reference to SEC Filing
		Form	SEC Filing Date	Exhibit No.
	Articles of Incorporation and By-Laws

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1

3.2	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	10-K	09/13/17	3.2

3.3	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	8-K	04/02/18	3.1

3.4	Certificate of Amendment of Certificate of Incorporation, as amended of EyePoint Pharmaceuticals, Inc.	8-K	06/27/18	3.1

3.5(a)	By-Laws of EyePoint Pharmaceuticals, Inc.

	Instruments Defining the Rights of Security Holders

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1

4.2	Warrant to Purchase Common Stock of pSivida Corp., issued March 28, 2018, to SWK Funding, LLC	8-K	03/29/18	4.1

4.3	Form of Warrant to Purchase Common Stock of EyePoint Pharmaceuticals, Inc.	8-K	06/27/18	4.1

4.4	Registration Rights Agreement, dated as of March 28, 2018, by and among pSivida Corp. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P.	8-K	03/29/18	10.3

4.5	Second Registration Rights Agreement, dated as of June 25, 2018, by and among EyePoint Pharmaceuticals, Inc. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P. and each other person identified on the signature pages thereto	8-K	06/27/18	10.1

	Material Contracts—Management Contracts and Compensatory Plans

10.1	Employment Agreement between pSivida Corp. and Nancy Lurker, dated September 15, 2016	10-Q	11/08/16	10.1

10.2	Amended and Restated Performance-Based Restricted Stock Unit Award Agreement, dated December 21, 2016, by and between pSivida Corp. and Nancy Lurker	8-K	12/23/16	10.1

10.3	Nonstatutory Stock Option Inducement Award granted to Nancy Lurker, subject to shareholder approval, with effect from September 15, 2016	10-Q	11/08/16	10.3

10.4	Employment Agreement between pSivida Corp. and Deb Jorn, dated November 2, 2016	10-Q	11/08/16	10.4

Exhibit No.	Exhibit Description	Incorporated by Reference to SEC Filing
		Form	SEC Filing Date	Exhibit No.
10.5	Amended and Restated Performance-Based Restricted Stock Unit Award Agreement, dated December 21, 2016, by and between pSivida Corp. and Deb Jorn	8-K	12/23/16	10.2

10.6	Nonstatutory Stock Option granted to Deb Jorn on November 2, 2016	10-Q	11/08/16	10.6

10.7	Employment Agreement, between pSivida Corp. and Leonard S. Ross, dated December 17, 2010	8-K	12/21/10	10.1

10.8	Option Amendment Agreement, between pSivida Corp. and Leonard S. Ross, dated December 17, 2010	8-K	12/21/10	10.2

10.9	Retention Bonus Letter, dated January 5, 2017, by and between pSivida Corp. and Leonard Ross	8-K	01/10/17	10.1

10.10	Employment Agreement, between EyePoint Pharmaceuticals, Inc. and Dario Paggiarino, dated March 27, 2018	10-Q	05/10/18	10.7

10.11	Employment Agreement, dated August 1, 2018, by and between EyePoint Pharmaceuticals, Inc. and David Price	8-K	08/03/18	10.1

10.12(a)	Employment Agreement, dated May 11, 2018, by and between EyePoint Pharmaceuticals, Inc. and Leonard Blum

10.13 +	Form of Stock Option Certificate for grants to executive officers under the EyePoint Pharmaceuticals, Inc. 2016 Long Term Incentive Plan, as amended	10-Q	02/08/18	10.1

10.14 +	Form of Deferred Stock Unit Award for grants to non-executive directors under the EyePoint Pharmaceuticals, Inc. 2016 Long Term Incentive Plan, as amended	10-Q	02/08/18	10.2

10.15+(a)	Form of Stock Option Award Agreement for Inducement grants to executive officers

	Material Contracts—Management Contracts and Compensatory Plans (continued)

10.16	2008 Equity Incentive Plan, as amended on November 19, 2009	10-K	09/10/15	10.6

10.17 +	Form of Stock Option Certificate for grants to executive officers under the pSivida Corp. 2008 Incentive Plan	8-K	09/10/08	10.1

10.18	pSivida Corp. 2016 Long Term Incentive Plan, as amended	10-Q	02/09/17	4.1

10.19+(a)	Form of Indemnification Agreement between EyePoint Pharmaceuticals, Inc. and its officers and directors

10.20(a)	EyePoint Pharmaceutical Short Term Incentive Plan
10.21 +	Form of Restricted Stock Unit Award for grants to executive officers under the pSivida Corp. 2016 Long Term Incentive Plan, as amended	10-K	09/13/17	10.18

Exhibit No.	Exhibit Description	Incorporated by Reference to SEC Filing
		Form	SEC Filing Date	Exhibit No.

10.22 +	Form of Performance-Based Stock Unit Award for grants under the pSivida Corp. 2016 Long Term Incentive Plan, as amended	10-K	09/13/17	10.19

	Material Contracts—Leases

10.23	Lease Agreement between pSivida Corp. and Farley White Aetna Mills, LLC dated November 1, 2013	10-Q	11/13/13	10.1

10.24(a)	First Amendment of Lease, dated February 6, 2014, between Farley White Aetna Mills, LLC and pSivida Corp.

10.25(a)	Second Amendment of Lease, dated May 14, 2018, between Whetstone Riverworks Holdings, LLC and EyePoint Pharmaceuticals, Inc.

	Material Contracts—License and Collaboration Agreements

10.26#	Amended and Restated License Agreement between Control Delivery Systems, Inc. and Bausch & Lomb Incorporated dated December 9, 2003, as amended on June 28, 2005	20-F	01/18/06	4.12

10.27#	Second Amendment to Amended and Restated License Agreement between pSivda US, Inc. and Bausch & Lomb dated August 1, 2009	10-K	09/25/09	10.13

10.28#	Second Amended and Restated Collaboration Agreement by and between pSivida US, Inc. and Alimera Sciences, Inc. dated July 10, 2017	10-K	09/13/17	10.23

10.29#	Amended and Restated Collaborative Research and License Agreement, dated as of June 14, 2011, by and among pSivida Corp, pSivida US, Inc., pSiMedica Limited and Pfizer, Inc.	10-K/A	12/27/11	10.13

10.30	Agreement, dated April 11, 2017, by and between pSivida Corp., pSiMedica Limited and Pfizer, Inc.	10-K	09/13/17	10.25

	Material Contracts—Other Agreements

10.31	At Market Issuance Sales Agreement, dated February 8, 2017, by and between pSivida Corp. and FBR Capital Markets & Co.	8-K	02/08/17	10.1

10.32	Securities Purchase Agreement, dated as of March 28, 2018, by and among pSivida Corp. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P.	8-K	03/29/18	10.1

10.33	Second Securities Purchase Agreement, dated as of March 28, 2018, by and among pSivida Corp. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P. and each other person identified on the signature pages thereto	8-K	03/29/18	10.2

Exhibit No.	Exhibit Description	Incorporated by Reference to SEC Filing
		Form	SEC Filing Date	Exhibit No.
10.34	Agreement and Plan of Merger, dated March 28, 2018, by and among pSivida Corp., Oculus Merger Sub, Inc., Icon Bioscience, Inc. and Shareholder Representative Services LLC	8-K	03/29/18	10.5

10.35	Credit Agreement, dated as of March 28, 2018, among pSivida Corp., SWK Funding LLC and the financial institutions party thereto from time to time as lenders	8-K	03/29/18	10.4

Other Exhibits

21.1(a)	Subsidiaries of EyePoint Pharmaceuticals, Inc.

23.1(a)	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP

31.1(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2(a)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1(a)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(a)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from EyePoint Pharmaceuticals’ Annual Report on Form 10-K for the year ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2018 and 2017; (ii) Consolidated Statements of Comprehensive (Loss) Income for the years ended June 30, 2018, 2017 and 2016; (iii) Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2018, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2018, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.

#	Confidential treatment has been granted for portions of this exhibit

†	Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the U.S. Securities and Exchange Commission.

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

EYEPOINT PHARMACEUTICALS, INC.

By:	/S/ NANCY LURKER
Nancy Lurker
President and Chief Executive Officer

Date:	September 18, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/S/ GÖRAN ANDO Göran Ando	Chairman of the Board of Directors	September 18, 2018

/S/ NANCY LURKER Nancy Lurker	President, Chief Executive Officer and Director (Principal Executive Officer)	September 18, 2018

/S/ DAVID PRICE David Price	Chief Financial Officer (Principal Financial Officer)	September 18, 2018

/S/ LEONARD S. ROSS Leonard S. Ross	VP, Finance and Chief Accounting Officer (Principal Accounting Officer)	September 18, 2018

/S/ DAVID J. MAZZO David J. Mazzo	Director	September 18, 2018

/S/ MICHAEL ROGERS Michael Rogers	Director	September 18, 2018

/S/ DOUGLAS GODSHALL Douglas Godshall	Director	September 18, 2018

/S/ JAY DUKER Jay Duker	Director	September 18, 2018

/S/ KRISTINE PETERSON Kristine Peterson	Director	September 18, 2018

/S/ RONALD W. EASTMAN Ronald W. Eastman	Director	September 18, 2018

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of EyePoint Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EyePoint Pharmaceuticals, Inc. (formerly pSivida Corp.) and subsidiaries (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended June 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s anticipated recurring use of cash to fund operations in combination with no probable source of additional capital raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

September 18, 2018

We have served as the Company’s auditor since 2008.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

	June 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$38,776	$16,898
Accounts and other receivables	353	251
Prepaid expenses and other current assets	780	591

Total current assets	39,909	17,740
Property and equipment, net	253	313
Intangible assets, net	31,358	364
Other assets	—	110
Restricted cash	150	150

Total assets	$71,670	$18,677

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$2,940	$1,016
Accrued expenses	3,723	4,224
Accrued development milestone	15,000	—
Deferred revenue	—	50

Total current liabilities	21,663	5,290
Long-term debt	17,309	—
Derivative liability	19,780	—
Other long-term liabilities	1,231	51

Total liabilities	59,983	5,341

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 150,000,000 and 120,000,000 shares authorized, 74,512,048 and 39,356,999 shares issued and outstanding, each at June 30, 2018 and 2017, respectively	74	39
Additional paid-in capital	374,766	323,284
Accumulated deficit	(363,991)	(310,820)
Accumulated other comprehensive income	838	833

Total stockholders’ equity	11,687	13,336

Total liabilities and stockholders’ equity	$71,670	$18,677

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands except per share data)

	Year Ended June 30,
	2018	2017	2016
Revenues:
Collaborative research and development	$1,343	$6,569	$398
Royalty income	1,618	970	1,222

Total revenues	2,961	7,539	1,620

Operating expenses:
Research and development	16,178	14,880	14,381
Sales and marketing	1,512	—	—
General and administrative	11,545	11,235	9,013

Total operating expenses	29,235	26,115	23,394

Operating loss	(26,274)	(18,576)	(21,774)
Interest and other income, net	101	91	72
Interest expense	(720)	—	—
Change in fair value of derivative liability	(26,278)	—	—

Loss before income taxes	(53,171)	(18,485)	(21,702)
Income tax benefit	—	—	155

Net loss	$(53,171)	$(18,485)	$(21,547)

Net loss per share:
Basic and diluted	$(1.15)	$(0.52)	$(0.68)

Weighted average common shares outstanding:
Basic and diluted	46,226	35,344	31,623

Net loss	$(53,171)	$(18,485)	$(21,547)

Other comprehensive income (loss):
Foreign currency translation adjustments	5	(21)	(96)
Net unrealized gain on marketable securities	—	2	3

Other comprehensive income (loss)	5	(19)	(93)

Comprehensive loss	$(53,166)	$(18,504)	$(21,640)

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value Amount
Balance at July 1, 2015	29,412,365	$29	$293,060	$(270,666)	$945	$23,368
Net loss	—	—	—	(21,547)	—	(21,547)
Other comprehensive loss	—	—	—	—	(93)	(93)
Issuance of stock, net of issue costs	4,440,000	5	16,495	—	—	16,500
Exercise of stock options	320,554	—	490	—	—	490
Stock-based compensation	—	—	2,163	—	—	2,163

Balance at June 30, 2016	34,172,919	34	312,208	(292,213)	852	20,881
Cumulative effect of change in accounting principle (Note 2)	—	—	122	(122)	—	—
Net loss	—	—	—	(18,485)	—	(18,485)
Other comprehensive loss	—	—	—	—	(19)	(19)
Issuance of stock, net of issue costs	5,100,000	5	8,399	—	—	8,404
Exercise of stock options	84,080	—	99	—	—	99
Stock-based compensation	—	—	2,456	—	—	2,456

Balance at June 30, 2017	39,356,999	39	323,284	(310,820)	833	13,336
Net loss	—	—	—	(53,171)	—	(53,171)
Other comprehensive income	—	—	—	—	5	5
Issuance of stock, net of issue costs	34,690,548	35	47,947	—	—	47,982
Fair value of warrants issued	—	—	355	—	—	355
Exercise of stock options	310,900	—	503	—	—	503
Vesting of stock units	153,601	—	(27)	—	—	(27)
Stock-based compensation	—	—	2,704	—	—	2,704

Balance at June 30, 2018	74,512,048	$74	$374,766	$(363,991)	$838	$11,687

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended June 30,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(53,171)	$(18,485)	$(21,547)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization of intangible assets	981	724	756
Depreciation of property and equipment	167	91	152
Amortization of debt discount	209	—	—
Amortization of bond (discount) premium on marketable securities	—	(9)	87
Amortization of noncurrent portion of deferred revenue	—	(5,585)	—
Stock-based compensation	2,704	2,456	2,163
Change in fair value of derivative liability	26,278	—	—
Changes in operating assets and liabilities:
Accounts and other receivables	7	219	116
Prepaid expenses and other current assets	(174)	(99)	187
Accounts payable	1,747	(346)	626
Accrued expenses	(585)	650	1,036
Deferred revenue	(50)	(97)	103
Deferred rent	(20)	(9)	5

Net cash used in operating activities	(21,907)	(20,490)	(16,316)

Cash flows from investing activities:
Purchases of marketable securities	—	(5,052)	(17,517)
Maturities of marketable securities	—	18,743	13,168
Acquisition of Icon Bioscience Inc., net of cash acquired	(16,780)	—	—
Purchases of property and equipment	(108)	(147)	(113)
Proceeds from sale of property and equipment	—	33	—

Net cash (used in) provided by investing activities	(16,888)	13,577	(4,462)

Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	41,515	8,404	16,500
Proceeds from issuance of long-term debt	20,000	—	—
Payment of debt issue costs	(1,347)	—	—
Proceeds from exercise of stock options	503	99	490

Net cash provided by financing activities	60,671	8,503	16,990

Effect of foreign exchange rate changes on cash and cash equivalents	2	(5)	(20)

Net increase (decrease) in cash, cash equivalents and restricted cash	21,878	1,585	(3,808)
Cash, cash equivalents and restricted cash at beginning of year	17,048	15,463	19,271

Cash, cash equivalents and restricted cash at end of year	$38,926	$17,048	$15,463

Supplemental cash flow information:
Cash interest paid	$258	$—	$—
Supplemental disclosure of non-investing and financing activities:
Accrued development milestone	15,000	—	—
Accrued term loan exit fee	1,200	—	—
Fair value of second tranche purchase liability	4,734	—	—
Fair value of warrants issued with debt	355	—	—
Fair value of second tranche warrants	18,165	—	—

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Operations

EyePoint Pharmaceuticals, Inc. (together with its subsidiaries, the “Company”), incorporated in Delaware, is a specialty biopharmaceutical company committed to developing and commercializing innovative ophthalmic products for the treatment of eye diseases. The Company’s lead product, DEXYCU™ (dexamethasone intraocular suspension) 9%, approved by the United States (“U.S.”) Food and Drug Administration (“FDA”) in February 2018 for the treatment of post-operative inflammation, is administered as a single dose at the end of ocular surgery and is the first long-acting intraocular product approved by the FDA for the treatment of post-operative inflammation. DEXYCU utilizes the Company’s proprietary Verisome® drug-delivery platform, which allows for a single intraocular injection that releases dexamethasone, a corticosteroid, over time. There are approximately four million cataract surgeries performed annually in the U.S. and the Company plans to launch DEXYCU in the U.S. in the first half of calendar year 2019 with a primary focus on its use following cataract surgery. The Company acquired DEXYCU in connection with its acquisition of Icon Bioscience, Inc. (“Icon”) in March 2018. The Company’s lead product candidate is YUTIQ™, a three-year non-erodible fluocinolone acetonide insert for the treatment of non-infectious posterior uveitis (“NIPU”). Injected into the eye in an office visit, YUTIQ is a tiny micro-insert that delivers a micro-dose of a corticosteroid to the back of the eye on a sustained constant (zero order release) basis for approximately three years. On March 19, 2018, the FDA accepted the Company’s New Drug Application (“NDA”) for YUTIQ and set an FDA Prescription Drug User Fee Act (“PDUFA”) action date of November 5, 2018. YUTIQ is based on the Company’s proprietary Durasert™ sustained-release drug delivery technology platform, which can deliver drugs for predetermined periods of time ranging from months to years. Posterior segment uveitis is the third leading cause of blindness in the U.S. and affects between 55,000 to 120,000 people. If approved in November 2018, the Company expects to launch YUTIQ in the first half of calendar year 2019.

ILUVIEN® for diabetic macular edema (“DME”), the Company’s lead licensed product, is sold directly in the U.S. and several European Union (“EU”) countries by Alimera Sciences, Inc. (“Alimera”). Retisert®, one of the Company’s earlier generation products, was approved in 2005 by the FDA for the treatment of posterior segment uveitis and is sold in the U.S. by Bausch & Lomb Incorporated (“Bausch & Lomb”). The Company’s development programs are focused primarily on developing sustained release products that utilize its Durasert and Verisome technology platforms to deliver approved drugs to treat chronic diseases. The Company’s strategy includes developing products independently while continuing to leverage its technology platforms through collaborations and license agreements.

The Company has financed its operations primarily from sales of equity securities, debt and the receipt of license fees, milestone payments, research and development funding and royalty income from its collaboration partners. The Company has a history of operating losses and, to date, has not had significant recurring cash inflows from revenue. The Company’s anticipated recurring use of cash to fund operations, in combination with no probable source of additional capital, raises substantial doubt about its ability to continue as a going concern for one year from the issuance of its financial statements. During June 2018, the Company closed two financing transactions that consisted of (i) $25.3 million of net proceeds from the sale of 20,184,224 units (each a “Unit”, and collectively, the “Units”), with each Unit consisting of one share of the Company’s common stock (“Common Stock”) and one warrant to purchase one share of Common Stock (each a “Second Tranche Warrant”, and collectively, the “Second Tranche Warrants”), to certain accredited investors on June 25, 2018 (see Note 10) and (ii) $4.9 million of net proceeds from an additional advance under its term loan facility on June 26, 2018 (see Note 9). The Company had cash and cash equivalents of $38.8 million at June 30, 2018. The Company believes that its cash and cash equivalents at June 30, 2018 and expected proceeds from existing collaboration agreements will enable the Company to maintain its current and planned operations (including continuation of its two Phase 3 clinical trials for YUTIQ) into the first quarter of calendar year 2019. In order to extend the Company’s ability to fund its operations beyond then, including its planned U.S. commercial launch of DEXYCU and, if approved,

YUTIQ, management’s plans include obtaining additional equity financing from the potential exercise of the Warrants, from the sale of equity securities through an underwritten public offering or the sale of Common Stock through an at-the-market (“ATM”) program or from other sources and/or additional debt financing and/or, as applicable, reducing or deferring operating expenses. The timing and extent of the Company’s implementation of these plans is expected to depend on the amount and timing of cash receipts from existing or any future collaborations or other agreements and/or proceeds from any financing transactions. There is no assurance that the Company will receive significant revenues from its planned commercialization of DEXYCU or, if approved, YUTIQ, or from its product license revenues under existing collaboration agreements, or that it will receive proceeds from the exercise of the Warrants.

2.	Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are presented in U.S. dollars in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and include the accounts of EyePoint Pharmaceuticals, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company’s fiscal year ends on June 30 of each year. The years ended June 30, 2018, 2017 and 2016 may be referred to herein as fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

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

Foreign Currency

The functional currency of the Company and each of its subsidiaries is the currency of the primary economic environment in which each such entity operates - the U.S. dollar or the Pound Sterling.

Assets and liabilities of the Company’s foreign subsidiary are translated at period-end exchange rates. Amounts included in the consolidated statements of comprehensive loss and cash flows are translated at the weighted average exchange rates for the period. Gains and losses from currency translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity in the consolidated balance sheets. The balance of accumulated other comprehensive income attributable to foreign currency translation was $838,000 at June 30, 2018 and $833,000 at June 30, 2017. Foreign currency gains or losses arising from transactions denominated in foreign currencies, whether realized or unrealized, are recorded in interest and other income, net in the consolidated statements of comprehensive loss and were not significant for all periods presented.

Cash Equivalents

Cash equivalents represent highly liquid investments with maturities of three months or less at the date of purchase, principally consisting of institutional money market funds.

Marketable Securities

Marketable securities consist of investments with an original or remaining maturity of greater than three months at the date of purchase. The Company has historically classified its marketable securities as available-for-sale. Accordingly, the Company records these investments at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, in accumulated other comprehensive income, which is a component of stockholders’ equity. If the Company determines that a decline of any investment is other-than-temporary, the investment is written down to fair value. As of June 30, 2018 and 2017, there were no investments in marketable securities. During fiscal 2017, $5.1 million of marketable securities were purchased and $18.7 million matured.

The fair value of marketable securities is determined based on quoted market prices at the balance sheet date of the same or similar instruments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts through to the earlier of sale or maturity. Such amortization and accretion amounts are included in interest and other income, net in the consolidated statements of comprehensive loss. The cost of marketable securities sold is determined by the specific identification method.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. At June 30, 2018, a total of $28.8 million, representing all of the Company’s interest-bearing cash equivalent balances, were concentrated in one U.S. Government institutional money market fund that had investments consisting primarily of U.S. Government Agency debt, U.S. Treasury Repurchase Agreements and U.S. Government Agency Repurchase Agreements. Generally, these deposits may be redeemed upon demand and, therefore, the Company believes they have minimal risk. The Company had no investments in marketable securities at June 30, 2018 and 2017. The Company’s investment policy, approved by the Company’s Board of Directors, includes guidelines relative to diversification and maturities designed to preserve principal and liquidity.

Revenues from Alimera accounted for $723,000, or 24% of total revenues in fiscal 2018, $659,000, or 9% of total revenues in fiscal 2017 and $233,000, or 14% of total revenues in fiscal 2016. Revenues from Pfizer accounted for $5.6 million, or 74% of total revenues in fiscal 2017 and were inconsequential in fiscal 2018 and fiscal 2016. Revenues from Bausch & Lomb accounted for approximately $1.0 million, or 35% of total revenues in fiscal 2018, $984,000, or 13% of total revenues in fiscal 2017 and $1.3 million, or 77% of total revenues in fiscal 2016. Revenues from feasibility study agreements accounted for approximately $1.1 million, or 37% of total revenues in fiscal 2018, $211,000, or 3%, of total revenues in fiscal 2017 and were inconsequential in fiscal 2016.

Accounts receivable from Bausch & Lomb accounted for $306,000, or 87% of total accounts receivable at June 30, 2018 and $246,000, or 98%, of total accounts receivable at June 30, 2017.

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

Accounts and Other Receivables

Receivables consist primarily of quarterly royalties earned under a license agreement with Bausch & Lomb.

Debt and Equity Instruments

Debt and equity instruments are classified as either liabilities or equity in accordance with the substance of the contractual arrangement.

Derivative Instruments

Derivative financial liabilities are recorded at fair value, with gains and losses arising from changes in fair value recognized in change in fair value of derivative liability within the consolidated statements of comprehensive loss at each period end while such instruments are outstanding. The derivative liabilities are being valued using Monte Carlo simulation models. Refer to Notes 10 and 12 for additional information.

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

Impairment of Intangible Assets

The Company’s finite life intangible assets, which have historically included its Durasert and Tethadur™ patented technologies, also include the DEXYCU product (utilizing the Verisome technology) following the March 2018 acquisition of Icon. The previous intangible assets were amortized on a straight-line basis over twelve years and were fully amortized as of December 31, 2017. The DEXYCU intangible asset is being amortized on a straight-line basis over its estimated useful life of thirteen years. The intangible asset lives were determined based upon the anticipated period that the Company would derive future cash flows from the intangible assets, considering the effects of legal, regulatory, contractual, competitive and other economic factors. The Company continually monitors whether events or circumstances have occurred that indicate that the remaining estimated useful life of its intangible assets may warrant revision. The Company assesses potential impairments to its intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the future undiscounted net cash flows expected to result from the use of an asset are less than its carrying value. If the Company considers an asset to be impaired, the impairment charge to be recognized is measured as the amount by which the carrying value of the asset exceeds its estimated fair value.

Revenue Recognition

Collaborative Research and Development and Multiple-Deliverable Arrangements

The Company enters into collaborative arrangements with strategic partners for the development and commercialization of products and product candidates utilizing the Company’s technologies. The terms of these agreements have typically included multiple deliverables by the Company (for example, license rights, research and development services and manufacturing of clinical materials) in exchange for consideration to the Company of some combination of non-refundable license fees, research and development funding, payments based upon achievement of clinical development or other milestones and royalties in the form of a designated percentage of product sales.

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

Research and Development

Research and development costs are charged to operations as incurred. These costs include all direct costs, including cash compensation, stock-based compensation and benefits for research and development personnel, amortization of intangible assets, third-party costs and services for clinical trials, clinical materials, pre-clinical programs, regulatory and medical affairs, external consultants, and other operational costs related to the Company’s research and development of its product candidates.

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

Potential Common Stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	Year Ended June 30,
	2018	2017	2016
Options outstanding	7,750,244	6,895,685	4,981,421
Warrants outstanding	20,671,036	623,605	623,605
Restricted stock units outstanding	1,398,129	948,500	—
Performance stock units outstanding	466,668	210,000	—
Deferred stock units	35,001	—	—

	30,321,078	8,677,790	5,605,026

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, which officially deferred the effective date of ASU 2014-09 by one year, while also permitting early adoption. As a result, ASU 2014-09 became effective on July 1, 2018. The Company has initiated an assessment of the potential changes from adopting ASU 2014-09 and two revenue streams are expected to be applicable under the standard. The Company adopted the new standard effective July 1, 2018 using the modified retrospective method. The adoption did not have an impact on the recorded amounts in the current balance sheet and income statement based on its existing collaboration agreements. Additional disclosures will be made in future periods related to the recognition of amounts as a result of adopting the new standard.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. The standard addresses the classification and presentation of restricted cash and restricted cash equivalents within the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard during the quarter ended June 30, 2018. As a result of the adoption of this standard, the Company combined restricted cash balances of $150,000 at each of June 30, 2018, 2017 and 2016 with cash and cash equivalents when reconciling the beginning and ending balances within the consolidated statements of cash flows for fiscal 2018, 2017 and 2016. As of June 30, 2018, cash, cash equivalents and restricted cash of $38.9 million, as reported within the consolidated statements of cash flows, included $38.8 million of cash and cash equivalents and $150,000 of restricted cash, as reported within the consolidated balance sheets.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), to clarify the definition of a business by adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets versus businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this standard early to account for the acquisition of Icon (see Note 3).

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The standard aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the new guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, but not before an entity adopts the new revenue guidance. The Company does not expect ASU 2018-07 to have a significant impact on its financial statements.

3.	Acquisition of Icon Bioscience, Inc.

On March 28, 2018, the Company and its newly-created wholly-owned subsidiary, Oculus Merger Sub, Inc., acquired Icon, a specialty biopharmaceutical company, through a reverse triangular merger (the “Icon Acquisition”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Icon, and Shareholder Representative Services LLC (“SRS”), solely in its capacity as representative of Icon’s securityholders. The Icon Acquisition has been accounted for as an asset acquisition because substantially all of the fair value of the gross assets acquired were deemed to be concentrated in a group of similar identifiable assets related to Icon’s lead product, DEXYCU. A portion of the Icon Acquisition was funded by an equity financing and a debt financing, both of which closed concurrently with the Icon Acquisition (see Notes 10 and 9, respectively).

Pursuant to the Merger Agreement, the Company made a closing payment of $15.0 million to SRS, net of an estimated $127,000 working capital adjustment, and is obligated to pay certain post-closing contingent cash payments upon the achievement of specified milestones and based upon certain net sales and partnering revenue standards, in each case subject to the terms and conditions set forth in the Merger Agreement. These include but are not limited to (i) a one-time development milestone of $15.0 million payable in cash upon the first commercial sale of DEXYCU in the U.S., (ii) sales milestone payments totaling up to $95.0 million upon the achievement of certain sales thresholds and subject to certain Centers for Medicare & Medicaid Services (“CMS”) reimbursement conditions set forth in the Merger Agreement, (iii) quarterly earn-out payments equal to 12% on net sales of DEXYCU in a given year, which earn-out payments will increase to 16% of net sales of DEXYCU in such year beginning in the calendar quarter for such year to the extent aggregate annual consideration of DEXYCU exceeds $200.0 million in such year, (iv) quarterly earn-out payments equal to 20% of partnering revenue received by the Company for DEXYCU outside of the U.S., and (v) single-digit percentage quarterly earn-out payments with respect to net sales and/or partnering income, if any, resulting from future clinical development, regulatory approval and commercialization of any other product candidates the Company acquired in the Icon Acquisition.

The purchase price on the date of the Icon Acquisition was $32.0 million, comprised of the closing consideration of $15.0 million, including the assumption of an estimated $127,000 of net current liabilities of Icon, the contingent development milestone payment of $15.0 million and transaction costs of approximately $2.0 million. Through June 30, 2018, cash paid for the acquisition totaled $16.8 million, which consisted of $14.9 million at closing and approximately $1.9 million of transaction costs, net of $38,000 of cash acquired. Given the stage of development of DEXYCU, the Company has determined these payments do not represent research and development costs. The contingent consideration in the form of sales milestones will be capitalized as additional intangible assets when any such consideration becomes probable and can be reasonably estimated. Sales-based royalty payments will be expensed as incurred.

The $32.0 million purchase price was allocated to a single finite-lived intangible asset with an expected amortization life of approximately 13 years (see Note 5). The acquisition did not have a net tax impact due to a full valuation allowance against the acquired net deferred tax assets.

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

Revenue under the Prior Alimera Agreement, including all patent reimbursements, totaled $148,000 for fiscal 2018, $659,000 for fiscal 2017 and $233,000 for fiscal 2016, which are included in collaborative research and development revenues in the accompanying consolidated statements of comprehensive loss. These revenues included (i) $50,000 and $585,000 of net profit share earned in fiscal 2018 and 2017, respectively, of which fiscal 2017 included $136,000 recognized in connection with an arbitration settlement related to calendar year 2014 reporting by Alimera; and (ii) $157,000 of non-royalty sublicense consideration earned in fiscal 2016. The remainder of Alimera revenues included in collaborative research and development for each year consisted principally of patent fee reimbursements.

On July 10, 2017, the Company entered into a further amended and restated collaboration agreement (the “Amended Alimera Agreement”), pursuant to which the Company (i) expanded the license to Alimera to the Company’s proprietary Durasert sustained-release drug delivery technology platform to include uveitis, including NIPU, in Europe, the Middle East and Africa and (ii) converted the net profit share arrangement for each licensed product (including ILUVIEN) under the Prior Alimera Agreement to a sales-based royalty on a calendar quarter basis commencing July 1, 2017, with payments from Alimera due 60 days following the end of each quarter.

Sales-based royalties started at the rate of 2%. Commencing January 1, 2019 (or earlier under certain circumstances), the sales-based royalty will increase to 6% on aggregate calendar year net sales up to $75 million and to 8% on any calendar years sales in excess of $75 million. Alimera’s share of contingently recoverable accumulated ILUVIEN commercialization losses under the original net profit share arrangement, capped at $25 million, are to be reduced as follows: (i) $10.0 million was cancelled in lieu of an upfront license fee on the effective date of the Amended Alimera Agreement; (ii) for calendar years 2019 and 2020, 50% of earned sales-based royalties in excess of 2% will be offset against the quarterly royalty payments otherwise due from Alimera; (iii) on January 1, 2020, another $5 million will be cancelled, provided, however, that such date of cancellation may be extended under certain circumstances related to Alimera’s regulatory approval process for ILUVIEN for posterior uveitis, with such extension, if any, subject to mutual agreement by the parties; and (iv) commencing in calendar year 2021, 20% of earned sales-based royalties in excess of 2% will be offset against the quarterly royalty payments due from Alimera until such time as the balance of the original $25 million of recoverable commercialization losses has been fully recouped.

Revenue under the Amended Alimera Agreement totaled $575,000 in fiscal 2018 and was recorded as royalty income in the accompanying consolidated statements of comprehensive loss.

Following consummation of the Amended Alimera Agreement, the Company withdrew its previously filed EU marketing approval application (“MAA”) and its orphan drug designation for posterior uveitis, and Alimera became responsible for filing a Type II variation for ILUVIEN for the treatment of NIPU in the 17 EU countries where ILUVIEN is currently approved for the treatment of DME. In January 2018, Alimera received validation of a Type II variation submitted in December 2017 in all seventeen European countries in which it previously received regulatory approval for ILUVIEN for DME. Alimera has reported that it expects to receive regulatory approval for the Type II variation in the first half of calendar year 2019. If the variation is approved, Alimera plans to commercialize the three-year NIPU indication under its ILUVIEN trademark.

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

The estimated selling price of the combined deliverables under the Restated Pfizer Agreement of $6.7 million was partially recognized as collaborative research and development revenue over the expected performance period using the proportional performance method with costs associated with developing the Latanoprost Product reflected in operating expenses in the period in which they were incurred. No collaborative research and development revenue was recorded during each of fiscal 2017 and fiscal 2016.

On October 25, 2016, the Company notified Pfizer that it had discontinued development of the Latanoprost Product, which provided Pfizer a 60-day option to acquire a worldwide license in return for a $10.0 million payment and potential sales-based royalties and development, regulatory and sales performance milestone payments. Pfizer did not exercise its option and the Restated Pfizer Agreement automatically terminated on December 26, 2016. The remaining deferred revenue balance of $5.6 million was recognized as revenue in the three-month period ended December 31, 2016. Per the terms of the Restricted Pfizer Agreement, the Company has retained the right to develop and commercialize the Latanoprost Product on its own or with a partner.

Bausch & Lomb

Pursuant to a licensing and development agreement, as amended, Bausch & Lomb has a worldwide exclusive license to make and sell Retisert in return for royalties based on sales. Royalty income totaled approximately $1.0 million in fiscal 2018, $970,000 in fiscal 2017 and approximately $1.2 million in fiscal 2016. Accounts receivable from Bausch & Lomb totaled $306,000 at June 30, 2018 and $246,000 at June 30, 2017.

OncoSil Medical

The Company entered into an exclusive, worldwide royalty-bearing license agreement in December 2012, amended and restated in March 2013, with OncoSil Medical UK Limited (f/k/a Enigma Therapeutics Limited), a wholly-owned subsidiary of OncoSil Medical Ltd (“OncoSil”) for the development of BrachySil, the Company’s previously developed product candidate for the treatment of pancreatic and other types of cancer. The Company received an upfront fee of $100,000 and is entitled to 8% sales-based royalties, 20% of sublicense consideration and milestone payments based on aggregate product sales. OncoSil is obligated to pay an annual license maintenance fee of $100,000 by the end of each calendar year, the most recent of which was received in December 2017. For each calendar year commencing with 2014, the Company is entitled to receive reimbursement of any patent maintenance costs, sales-based royalties and sub-licensee sales-based royalties earned, but only to the extent such amounts, in the aggregate, exceed the $100,000 annual license maintenance fee. As of June 30, 2018, OncoSil has not received regulatory approval in any jurisdiction, although an application for CE Mark approval in Europe continues to be pending. The Company has no consequential performance obligations under the OncoSil license agreement, and, accordingly, any amounts to which the Company is entitled under the agreement are recognized as revenue on the earlier of receipt or when collectability is reasonably assured. Revenue related to the OncoSil agreement totaled $100,000 in each of fiscal 2018, fiscal 2017 and fiscal 2016. At June 30, 2018, no deferred revenue was recorded for this agreement.

Feasibility Study Agreements

The Company from time to time enters into funded agreements to evaluate the potential use of its technology systems for sustained release of third party drug candidates in the treatment of various diseases. Consideration received is generally recognized as revenue over the term of the feasibility study agreement. Revenue recognition for consideration, if any, related to a license option right is assessed based on the terms of any such future license agreement or is otherwise recognized at the completion of the feasibility study agreement. Revenues under feasibility study agreements totaled $1.1 million in fiscal 2018, $211,000 in fiscal 2017 and $33,000 in fiscal 2016.

5.	Intangible Assets

The reconciliation of intangible assets for the years ended June 30, 2018 and 2017 was as follows (in thousands):

	June 30,
	2018	2017
Patented technologies
Gross carrying amount at beginning of year	$35,610	$36,196
Acquisition of Icon Bioscience Inc.	31,973	—
Foreign currency translation adjustments	739	(586)

Gross carrying amount at end of year	68,322	35,610

Accumulated amortization at beginning of year	(35,246)	(35,094)
Amortization expense	(981)	(724)
Foreign currency translation adjustments	(737)	572

Accumulated amortization at end of year	(36,964)	(35,246)

Net book value at end of year	$31,358	$364

The net book value of the Company’s intangible assets at June 30, 2018 and 2017 is summarized as follows (in thousands):

	June 30,		Estimated Remaining Useful Life at June 30, 2018
	2018	2017	(Years)
Patented technologies
DEXYCU / Verisome	$31,358	—	12.75
Durasert	—	265	—
Tethadur	—	99	—

	$31,358	$364

The Company amortizes its intangible assets with finite lives on a straight-line basis over their respective estimated useful lives. Amortization expense for intangible assets totaled $981,000 in fiscal 2018, $724,000 in fiscal 2017 and $756,000 in fiscal 2016.

In connection with the Icon Acquisition (see Note 3), the initial purchase price of $32.0 million was attributed to the DEXYCU product intangible asset. This finite-lived intangible asset is being amortized on a straight-line basis over its expected useful life estimated to be 13 years at the rate of approximately $2.5 million per year.

6.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,
	2018	2017
Property and equipment	$805	$698
Leasehold improvements	101	101

Gross property and equipment	906	799
Accumulated depreciation and amortization	(653)	(486)

	$253	$313

Depreciation expense totaled $167,000 in fiscal 2018, $91,000 in fiscal 2017 and $152,000 in fiscal 2016.

7.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,
	2018	2017
Clinical trial costs	$742	$1,984
Personnel costs	1,763	1,632
Professional fees	926	590
Interest	254	—
Other	38	18

	$3,723	$4,224

In January 2017, the Company entered into retention bonus agreements with five employees. Under these agreements (a) cash payments totaling $319,000 were made on December 22, 2017 and (b) subject to continuing employment, a total of 305,616 restricted stock units (“RSUs”) of an equal value were granted at that date based on a closing share price of $1.045 per share with a one-year vesting period. Included in personnel costs in the above table is $160,000 at June 30, 2017, representing pro rata accrual of the cash bonus component.

8.	Restructuring

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

The Company paid all of the restructuring costs associated with the plan of consolidation as of March 31, 2017.

9.	Term Loan Agreement

On March 28, 2018 (the “Closing Date”), the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, as borrower, SWK Funding LLC, as agent (the “Agent”), and the lenders party thereto from time to time (the “Lenders”), providing for a senior secured term loan of up to $20 million (the “Loan”). On the Closing Date, $15 million of the Loan was advanced (the “Initial Advance”). The remaining $5 million of the Loan was advanced on June 26, 2018 following satisfaction of the Minimum Capital Raise (as defined in the Credit Agreement) (the “Additional Advance”). The Loan may be increased by $10 million upon the request of the Company, subject to the Agent obtaining additional loan commitments and satisfaction of certain conditions in the Credit Agreement.

The Loan is due and payable on March 27, 2023 (the “Maturity Date”). The Loan bears interest at a per annum rate of the three-month LIBOR rate (subject to a 1.5% floor) plus 10.50%. The Credit Agreement permits the Company to pay interest only on the principal amount for the first eight payments (payments are due on a quarterly basis commencing May 15, 2018). Following the interest-only period, the Company will be required to make quarterly payments of interest, plus repayments of the principal in an aggregate amount of up to $1.67 million per quarter (the “Quarterly Principal Repayment Cap”). Subject to the Quarterly Principal Repayment Cap, the amount of any quarterly principal payments during any fiscal year of the Company is based on (x) a percentage of the year-to-date net revenue of the Company through the end of such quarter less (y) any prior quarterly principal and interest payments made during such fiscal year. In addition, the Company paid an upfront fee of 1.5% of the aggregate principal amount of the Loan. The Company is required to pay an exit fee equal to 6% of the aggregate principal amount advanced under the Credit Agreement (the “Exit Fee”), which amount is included in other long-term liabilities in the accompanying consolidated balance sheet.

Upon the occurrence of a bankruptcy-related event of default, all amounts outstanding with respect to the Loan become due and payable immediately and upon the occurrence of any other Event of Default (as defined in the Credit Agreement), all or any amounts outstanding with respect to the Loan may become due and payable upon request of the Agent or majority Lenders. Additionally, subject to certain exceptions, the Company is required to make mandatory prepayments of the Loan with the proceeds of asset sales and insurance proceeds. The Company may make a voluntary prepayment of the Loan, in whole, but not in part, at any time on or after the first anniversary of the Closing Date. All mandatory and voluntary prepayments of the Loan are subject to the payment of prepayment premiums as follows: (i) in the case of mandatory prepayments, if prepayment occurs prior to the first anniversary of the Closing Date, a customary make-whole amount equal to the amount of interest that would have accrued on the principal amount so prepaid had it remained outstanding through the first anniversary of the Closing Date, (ii) if prepayment occurs on or after the first anniversary of the Closing Date, but prior to the second anniversary of the Closing Date, 6% of the aggregate amount of the principal prepaid and (iii) if prepayment occurs on or after the second anniversary of the Closing Date, but prior to the third anniversary of the Closing Date, an amount equal to 1% of the principal prepaid. No prepayment premium is due on any principal prepaid on or after the third anniversary of the Closing Date.

In connection with the Loan, the Company issued a warrant (the “SWK Warrant”) to the Agent to purchase (a) 409,091 shares of Common Stock (the “Initial Advance Warrant Shares”) at an exercise price equal of $1.10 per share and (b) 77,721 shares of Common Stock (the “Additional Advance Warrant Shares”) at an exercise price of $1.93 per share. The SWK Warrant is exercisable (i) with respect to the Initial Advance Warrant Shares, any time on or after the Closing Date until the close of business on the 7-year anniversary of the Initial Advance and (ii) with respect to the Additional Advance Warrant Shares, any time on or after the closing of the Additional Advance until the close of business on the 7-year anniversary of the Additional Advance. The Agent may exercise the SWK Warrant on a cashless basis at any time. In the event the Agent exercises the SWK Warrant on a cashless basis the Company will not receive any proceeds.

The Additional Advance Warrant Shares were recorded as a liability at the Closing Date and were remeasured at fair value at each reporting period until the date of the Additional Advance. The aggregate fair value of the Additional Advance Warrant Shares at the Closing Date was $69,000. The Initial Advance Warrant Shares were recorded as equity on the Company’s balance sheet at their relative fair value of $284,000. The remaining $14.6 million of the proceeds received were allocated to the Initial Advance term loan. Upon the closing of the Additional Advance, the Additional Advance Warrant Shares were re-valued at $87,000 and reclassified to equity.

The total debt discount related to the Initial Advance was $2.1 million and was comprised of (1) $1.8 million which included the 1.5% upfront fee, the Exit Fee and legal and other transaction costs, which were ratably allocated to each of the two tranches of the Loan based upon the total principal amount available to the Company under each tranche and (2) $353,000 related to the aggregate fair value of the Initial Advance Warrant Shares and the Additional Advance Warrant Shares. This amount is being amortized as additional interest expense over the term of the Loan using the effective interest method.

The total debt issue costs related to the Additional Advance was $299,000 and was comprised of the allocated portions of the 1.5% upfront fee and the Exit Fee. This amount was recorded as a prepaid expense to be amortized ratably from the Closing Date through December 31, 2018. Through the date of the Additional Advance, $97,000 was amortized and the remaining balance of $202,000 was reclassified to debt discount. Together with the 6% Exit Fee on the Additional Advance and other transaction costs, total debt discount of $652,000 associated with the Additional Advance will be amortized over the remaining life of the Additional Advance portion of the Loan using the effective interest method.

10.	Stockholders’ Equity

2018 Equity Financing

On the Closing Date, the Company entered into a Securities Purchase Agreement (the “First Tranche Securities Purchase Agreement”) with EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P. (collectively, the “First Tranche Investors”), pursuant to which the Company offered and sold to the First Tranche Investors an aggregate of 8,606,324 shares of Common Stock at a purchase price of $1.10 per share (the “First Tranche Purchase Price”) for aggregate gross proceeds of approximately $9.5 million (the “First Tranche Transaction”).

On the Closing Date, the Company entered into a Second Securities Purchase Agreement (the “Second Tranche Securities Purchase Agreement” and together with the First Tranche Securities Purchase Agreement, the “Securities Purchase Agreements”) with the First Tranche Investors and certain other accredited investors (collectively, the “Second Tranche Investors”), pursuant to which the Company, subject to the approval of the Company’s stockholders, would offer and sell to the Second Tranche Investors an aggregate of approximately $25.5 million of Units, subject to a maximum of 27,250,000 Units, with each Unit consisting of (a) one share of Common Stock and (b) one warrant to purchase a share of Common Stock (the “Second Tranche Transaction” and together with the First Tranche Transaction, the “Equity Transactions”).

The purchase price for each share of Common Stock issuable in the Second Tranche Transaction was defined as the lower of (a) $1.265 (which is a 15% premium to the First Tranche Purchase Price) and (b) a 20% discount to the volume weighted average price (“VWAP”) of the shares of Common Stock on the Nasdaq Stock Market for the 20 trading days immediately prior to the closing of the Second Tranche Transaction; provided, however, that the purchase price could not be lower than $0.88, which is a 20% discount to the First Tranche Purchase Price.

At a special meeting of stockholders held on June 22, 2018, the Company’s stockholders approved the Second Tranche Transaction, following which, on June 25, 2018, the Company sold to the Second Tranche Investors an aggregate of 20,184,224 Units at a purchase price of $1.265 per Unit for gross proceeds of approximately $25.5 million, not including any proceeds that would be received from an exercise of the warrants. In addition, the stockholders approved the adoption of an amendment to the Company’s Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock from 120,000,000 shares to 150,000,000 shares.

The Second Tranche Warrants are exercisable any time until on or prior to the close of business on the 15th business day following the date on which the holders of the Second Tranche Warrants receive written notice from the Company that CMS has announced that a new C-Code has been established for DEXYCU and will be effective at the start of the first calendar quarter after such notice. CMS has approved transitional pass-through status and reimbursement through a C-code with an effective date of October 1, 2018. Following written notice of such approval to the holders of the Second Tranche Warrants on September 7, 2018, the Second Tranche Warrants are exercisable until the close of business on September 28, 2018. The exercise price of each Second Tranche Warrant issued in the Second Tranche Transaction is an amount equal to the lower of (a) $1.43 (a 30% premium to the First Tranche Purchase Price) and (b) a 20% discount to the VWAP of the shares of Common Stock on the Nasdaq Stock Market for the 20 trading days immediately prior to the exercise of a Second Tranche Warrant; provided, however, that the exercise price cannot be lower than $0.88, which is a 20% discount to the First Tranche Purchase Price.

The Company determined that the shares of Common Stock issued in the First Tranche Transaction and the future obligation to issue Units in the Second Tranche Transaction were freestanding instruments. The Common Stock issued in the First Tranche Transaction was recorded as equity on the Company’s Balance Sheet. The future obligation to issue Units in the Second Tranche Transaction was recorded as a liability on the Company’s Balance Sheet, subject to remeasurement at fair value at each reporting period until settled.

The Company determined that the First Tranche Transaction and the Second Tranche Transaction should be accounted for as a single transaction. Accordingly, the total consideration received on the Closing Date of $9.5 million was first allocated to the future obligation to issue Units in the Second Tranche Transaction at fair value as of the Closing Date, with the residual amount allocated to the Common Stock issued in the First Tranche Transaction. Further, issuance costs of $343,000 were allocated to each of the freestanding instruments on the basis of relative fair value. A net amount of approximately $4.6 million was allocated to the Common Stock issued in the First Tranche Transaction and the future obligation to issue Units in the Second Tranche Transaction, respectively, as of the Closing Date. As of March 31, 2018, the fair value of the Second Tranche Transaction liability was approximately $6.9 million and the Company recorded the $2.2 million change in fair value for the quarter ended March 31, 2018.

The future obligation to issue Units in the second tranche transaction was revalued immediately prior to the Second Tranche Transaction and resulted in a change in fair value of approximately $22.2 million. Upon consummation of the Second Tranche Transaction, the resulting derivative liability balance of approximately $29.1 million was reclassified to equity.

The Company determined that the Second Tranche Warrants are considered puttable warrants that represent an obligation that is indexed to repurchasing the Company’s shares and may require a transfer of assets that require classification as liabilities. The initial valuation of the Second Tranche Warrants on June 25, 2018 of approximately $18.2 million was re-measured at the balance sheet date, resulting in a change in fair value of derivative of approximately $1.6 million and a derivative liability balance of $19.8 million at June 30, 2018.

ATM Facility

In February 2017, the Company entered into an ATM program pursuant to which, under its Form S-3 shelf registration statement, the Company may, at its option, offer and sell shares of its Common Stock from time to time for an aggregate offering price of up to $20.0 million. The Company pays the sales agent a commission of up to 3.0% of the gross proceeds from the sale of such shares. The Company incurred approximately $223,000 of legal, accounting and other costs to establish and activate the ATM program. Prior to the Company’s delisting from the Australian Securities Exchange (“ASX”) in May 2018, the Company’s ability to sell shares under the ATM program was subject to ASX listing rules, as defined, limiting the number of shares the Company could issue in any 12-month period without stockholder approval, as well as other applicable rules and regulations of the ASX and Nasdaq Stock Market.

During fiscal 2017 (from March 2017 through May 9, 2017), the Company sold 5,100,000 shares of Common Stock under the ATM program (“ATM Shares Sold”) at a weighted average price of $1.74 per share for gross proceeds of approximately $8.9 million. Share issue costs, including sales agent commissions, totaled $244,000 during fiscal 2017. At a special meeting of stockholders held on June 27, 2017, the Company’s stockholders ratified the ATM Shares Sold, thereby refreshing the Company’s capacity to issue shares of Common Stock without prior stockholder approval under the ASX listing rules. In addition, the stockholders approved the adoption of an amendment to the Company’s Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock from 60,000,000 shares to 120,000,000 shares.

During fiscal 2018 (from July 2017 through November 7, 2017), the Company sold 5,900,000 shares of Common Stock under the ATM program at a weighted average price of $1.23 per share for gross proceeds of approximately $7.3 million. Share issue costs, including sales agent commissions, totaled $239,000 during fiscal 2018.

Share Offering

In January 2016, the Company sold 4,440,000 shares of Common Stock in an underwritten public offering at a price of $4.00 per share for gross proceeds of $17.8 million. Underwriter discounts and commissions and other share issue costs totaled approximately $1.3 million.

Warrants to Purchase Common Shares

In connection with the sale of the Units in the Second Tranche Transaction, the Company issued the Second Tranche Warrants on June 25, 2018 to the Second Tranche Investors. The Second Tranche Warrants are exercisable at any time until on or prior to the close of business on the 15th business day following the date on which the holders of the Second Tranche Warrants receive written notice from the Company that CMS has announced that a new C-code has been established for DEXYCU and will be effective at the start of the first calendar quarter after such notice. CMS has approved transitional pass-through status and reimbursement through a C-code with an effective date of October 1, 2018. Following written notice of such approval to the holders of the Second Tranche Warrants on September 7, 2018, the Second Tranche Warrants are exercisable until the close of business on September 28, 2018. The exercise price of each Second Tranche Warrant to be issued in the Second Tranche Transaction will be an amount equal to the lower of (a) $1.43 (a 30% premium to the First Tranche Purchase Price) and (b) a 20% discount to the VWAP of the shares of the Common Stock on Nasdaq for the 20 trading days immediately prior to the exercise of a Second Tranche Warrant; provided, however, that the exercise price cannot be lower than $0.88, which is a 20% discount to the First Tranche Purchase Price.

Based on the above price formula, if exercised in full the aggregate gross proceeds from the Second Tranche Warrants will range from a minimum of approximately $17.8 million to a maximum of approximately $28.9 million.

The following table provides a reconciliation of fixed price warrants to purchase Common Stock for the years ended June 30, 2018 and 2017, which excludes the Second Tranche Warrants that are subject to a variable exercise price:

	Year Ended June 30,
	2018		2017
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	623,605	$2.50	623,605	$2.50
Issued	486,812	1.23	—	—
Expired	(623,605)	2.50	—	—

Balance and exercisable at end of year	486,812	$1.23	623,605	$2.50

In connection with the Loan (see Note 9), the Company issued warrants (i) to purchase 409,091 shares of Common Stock on March 28, 2018 at an exercise price of $1.10 per share with a seven-year term and (ii) to purchase 77,721 shares of Common Stock on June 26, 2018 at an exercise price of $1.93 per share with a seven-year term.

On August 7, 2017, previously issued 5-year investor warrants expired unexercised.

11.	Share-Based Payment Awards

Equity Incentive Plans

The 2016 Long-Term Incentive Plan (the “2016 Plan”), approved by the Company’s stockholders on December 12, 2016 (the “Adoption Date”), provides for the issuance of up to 3,000,000 shares of Common Stock reserved for issuance under the 2016 Plan plus any additional shares of Common Stock that were available for grant under the 2008 Incentive Plan (the “2008 Plan”) at the Adoption Date or would otherwise become available for grant under the 2008 Plan as a result of subsequent termination or forfeiture of awards under the 2008 Plan. At June 30, 2018, a total of 1,497,528 shares were available for new awards.

Stock Options

The following table provides a reconciliation of stock option activity under the Company’s equity incentive plans for the year ended June 30, 2018:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at July 1, 2017	6,045,685	$3.34
Granted	2,609,814	1.90
Exercised	(310,900)	1.62
Forefeited	(1,884,355)	3.54

Outstanding at June 30, 2018	6,460,244	$2.79	7.28	$700

Exercisable at June 30, 2018	2,906,334	$3.23	4.91	$321

During the year ended June 30, 2018, the Company granted 2,109,813 options to employees with ratable annual vesting over 3 years, 240,001 options to non-executive directors with 1-year cliff vesting, 120,000 options to two newly appointed non-executive directors with ratable annual vesting over 3 years, 40,000 additional options to one non-executive director appointed the previous year in connection with such director’s offer letter with ratable annual vesting over 2 years and 100,000 options to an external consultant with 6.5 months cliff vesting at June 30, 2018. In accordance with ASX Listing Rules, all equity awards authorized by the Compensation Committee of the Board to the Company’s executive and non-executive directors were subject to stockholder approval prior to the Company’s delisting from ASX, with the grant date fair value measured at the stockholder approval date and vesting measured from the Compensation Committee authorization date. All option grants have a 10-year term.

In determining the grant date fair value of option awards under the equity incentive plans, the Company applied the Black-Scholes option pricing model. Based upon limited option exercise history, the Company has generally used the “simplified” method outlined in SEC Staff Accounting Bulletin No. 110 to estimate the expected life of stock option grants. Management believes that the historical volatility of the Company’s stock price on Nasdaq best represents the expected volatility over the estimated life of the option. The risk-free interest rate is based upon published U.S. Treasury yield curve rates at the date of grant corresponding to the expected life of the stock option. An assumed dividend yield of zero reflects the fact that the Company has never paid cash dividends and has no intentions to pay dividends in the foreseeable future.

The key assumptions used to apply the option pricing model for options granted under the 2016 Plan during the years ended June 30, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Option life (in years)	5.50 - 6.00	5.50 - 6.25	5.50 - 6.25
Stock volatility	59% - 64%	70% - 72%	76% - 80%
Risk-free interest rate	2.18% - 2.89%	1.23% - 2.08%	1.47% - 1.97%
Expected dividends	0.0%	0.0%	0.0%

The following table summarizes information about employee and director stock options under the Company’s equity incentive plans for the years ended June 30, 2018, 2017 and 2016 (in thousands except per share amounts):

	2018	2017	2016
Weighted-average grant date fair value per share	$1.06	$1.95	$2.74
Total cash received from exercise of stock options	503	99	490
Total intrinsic value of stock options exercised	152	53	967

Time-Vested Restricted Stock Units

Time-vested RSUs issued to date under the 2016 Plan generally vest on a ratable annual basis over 3 years. The related stock-based compensation expense is recorded over the requisite service period, which is the vesting period. The fair value of all time-vested RSUs is based on the closing share price of the Common Stock on the date of grant.

In connection with retention bonus agreements entered into in January 2017 (see Note 7), a total of 305,616 RSUs were issued on December 22, 2017 subject to one-year cliff vesting.

The following table provides a reconciliation of RSU activity under the 2016 Plan for the year ended June 30, 2018:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2017	248,500	$1.77
Granted	802,459	1.52
Vested	(107,830)	1.53
Forfeited	(45,000)	1.77

Nonvested at June 30, 2018	898,129	$1.58

The weighted-average remaining vesting term of the RSUs at June 30, 2018 was 1.34 years.

Performance-Based Stock Units

Performance Stock Units (“PSUs”) have been awarded to certain employees. The performance conditions associated with the PSU awards are as follows: (a) for one third of the PSUs, upon an FDA acceptance of the Company’s NDA submission of YUTIQ for review on or before March 31, 2018 and (b) for two-thirds of the PSUs, upon an FDA approval of YUTIQ on or before March 31, 2019. For each performance criteria that is achieved, 50% of the PSUs that are associated with that performance condition vest at the achievement date and 50% vest on the first anniversary of such date, in each case subject to continued employment through such date. As a result of the achievement of the first performance condition on March 19, 2018, 48,332 PSUs vested at that date and the other 48,332 PSUs became subject to a service-based condition with a vesting date of March 19, 2019. As of June 30, 2018, the second performance condition associated with the PSUs was not yet deemed probable of achievement and, accordingly, stock-based compensation has not been recorded for that portion of the PSUs during the year ended June 30, 2018.

The following table provides a reconciliation of PSU activity under the 2016 Plan for the year ended June 30, 2018:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at July 1, 2017	210,000	$1.77
Granted	115,000	1.13
Vested	(48,332)	1.52
Forfeited	(35,000)	1.77

Outstanding at June 30, 2018	241,668	$1.52

The weighted-average remaining vesting term of the PSUs associated with the first performance condition at June 30, 2018 was approximately 8.6 months.

Deferred Stock Units

A total of 67,500 deferred stock units (“DSUs”) were issued to incumbent non-executive directors and ratified at the December 15, 2017 annual meeting of stockholders with a vesting date of June 27, 2018 and a grant date fair value of $1.13 per share. A total of 35,001 DSUs were issued to incumbent directors on June 21, 2018 with one-year cliff vesting and a grant date fair value of $1.95 per share. Subsequent to vesting, the DSUs will be settled in shares of Common Stock upon the earliest to occur of (i) each director’s termination of service on the Company’s Board of Directors and (ii) the occurrence of a change of control as defined in the award agreement. Upon Dr. James Barry’s termination of service on the Company’s Board of Directors on May 7, 2018, all of Dr. Barry’s 12,500 DSUs vested in full and were settled in shares.

The following table provides a reconciliation of DSU activity under the 2016 Plan for the year ended June 30, 2018:

	Number of Deferred Stock Units	Weighted Average Grant Date Fair Value
Outstanding at July 1, 2017	—	$—
Granted	102,501	1.41
Vested	(67,500)	1.13

Outstanding at June 30, 2018	35,001	$1.95

At June 30, 2018, the weighted-average remaining vesting term of the DSUs was approximately 11.7 months.

Market-Based Restricted Stock Units

The following table provides a reconciliation of market-based restricted stock units for the year ended June 30, 2018:

	Number of Market-Based Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at July 1, 2017	700,000	$1.35
Forfeited	(200,000)	1.09

Outstanding at June 30, 2018	500,000	$1.45

At June 30, 2017, there were 700,000 market-based Restricted Stock Units (“market-based RSUs”) outstanding, which included 500,000 issued as an inducement award to the Company’s President and CEO and 200,000 issued to another employee under the 2008 Plan. At June 30, 2018, there were 500,000 market-based RSUs outstanding due to a forfeiture of 200,000 market-based RSUs upon the other employee’s resignation. Subject to a service condition, the number of shares underlying the one remaining market-based RSU vests based upon a relative percentile rank of the 3-year change in the closing price of the Company’s Common Stock compared to that of the companies that make up the Nasdaq Biotechnology Index through September 15, 2019. The Company estimated the fair value of the market-based RSUs using a Monte Carlo valuation model on the respective dates of grant.

Other Inducement Award Grants

In connection with the September 15, 2016 hire of the Company’s President and CEO, the Company granted 850,000 options to purchase Common Stock with ratable annual vesting over 4 years, an exercise price of $3.63 per share and a 10-year term. Although the stock options were not awarded under the 2008 Plan, the stock options are subject to and governed by the terms and conditions of the 2008 Plan.

In connection with the May 14, 2018 hire of the Company’s Executive Vice President and General Manager, US, the Company granted 375,000 options to purchase Common Stock with ratable annual vesting over 3 years, 65,000 options with 1-year cliff vesting and 225,000 PSUs. The options have an exercise price of

$1.95 per share and a 10-year term and, although not awarded under the 2016 Plan, are subject to and governed by the terms and conditions of the 2016 Plan. The PSUs are subject to proportional vesting based on cumulative measurement for the 3-year period ending June 30, 2021, with two-thirds of the award based upon defined amounts of the Company’s product revenues and one-third upon measurement of the net present value of certain business development transactions that are consummated by the Company.

The following table provides a reconciliation of the Company’s inducement stock option awards for the year ended June 30, 2018:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at July 1, 2017	850,000	$3.63
Granted	440,000	1.95

Outstanding at June 30, 2018	1,290,000	$3.06	8.78	$57

Exercisable at June 30, 2018	212,500	$3.63	8.22	$—

Stock-Based Compensation Expense

The Company’s statements of comprehensive loss included total compensation expense from stock-based payment awards as follows (in thousands):

	Year Ended June 30,
	2018	2017	2016
Compensation expense included in:
Research and development	$1,252	$1,109	$702
Sales and marketing	50	—	—
General and administrative	1,402	1,347	1,461

	$2,704	$2,456	$2,163

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

At June 30, 2018, there was approximately $5.4 million of unrecognized compensation expense related to outstanding equity awards under the 2016 Plan, the 2008 Plan and inducement awards that is expected to be recognized as expense over a weighted-average period of approximately 1.7 years.

12.	Fair Value Measurements

The following tables summarize the Company’s assets and liabilities carried at fair value measured on a recurring basis at June 30, 2018 and 2017 by valuation hierarchy (in thousands):

	June 30, 2018
Description	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$28,826	$28,826	$—	$—

	$28,826	$28,826	$—	$—

Liabilities:
Derivative liabilities	$19,780	$—	$—	$19,780

	$19,780	$—	$—	$19,780

	June 30, 2017
Description	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$13,521	$13,521	$—	$—

	$13,521	$13,521	$—	$—

Financial instruments that potentially subject the Company to concentrations of credit risk have historically consisted principally of cash and cash equivalents. At June 30, 2018 and June 30, 2017, substantially all of the Company’s interest-bearing cash equivalent balances were concentrated in one U.S. Government money market fund that has investments consisting primarily of U.S. Government Agency debt, U.S. Treasury Repurchase Agreements and U.S. Government Agency Repurchase Agreements. These deposits may be redeemed upon demand and, therefore, generally have minimal risk. The Company’s cash equivalents are classified within Level 1 on the basis of valuations using quoted market prices.

The Second Tranche Transaction was determined to be liability classified (see Note 10), which required that the liability be measured at fair value each period with changes in fair value recorded as a component of non-operating expense in the consolidated statement of comprehensive loss. This valuation was determined to be a level 3 valuation because it includes unobservable inputs. The Second Tranche Transaction liability was valued using a Monte Carlo simulation valuation model. This model incorporated several inputs, including the Common Stock price on the date of valuation, the historical volatility of the price of Common Stock, the risk-free interest rate and management’s assessment of the probability and timing of the issuance of the Units occurring. A significant fluctuation in the Company’s stock price or the Company’s estimate of the number of Units to be issued could result in a material increase or decrease in the fair value of the Second Tranche liability. The Second Tranche Transaction liability was settled upon the closing of the Second Tranche Transaction in June 2018. The Company remeasured the Second Tranche Transaction liability to fair value immediately prior to settlement. This valuation at settlement was calculated as the excess of the sum of (i) the fair value of the Second Tranche Warrants and (ii) the fair value of the shares of Common Stock issued to settle the liability over the cash proceeds received by the Company for the Units. Significant assumptions used to value this liability were as follows:

	March 28, 2018 (Date of Issuance)	June 25, 2018 (Date of Settlement)
Volatility	54.20%	N/A
Risk free interest rate	1.70%	N/A
Estimated date of stockholder approval	June 2018	N/A
Estimated number of units issuable	26,900,000	20,184,224
Valuation date stock price	$1.07	$1.93

The Additional Advance Warrants were initially determined to be liability classified (see Note 9), which required that the liability be measured at fair value each period with changes in fair value being recorded as a component of non-operating expense in the consolidated statement of comprehensive loss. This valuation was determined to be a level 3 valuation because it includes unobservable inputs. The Additional Advance Warrant liability was valued using a Monte Carlo simulation valuation model. This model incorporated several inputs including the Common Stock price on the date of valuation, the historical volatility of the price of the Common Stock, the risk-free interest rate and management’s assessments of the probability of the Additional Advance being drawn upon. Upon the closing of the Second Tranche Transaction in June 2018, the Additional Advance Warrants no longer met the criteria to be classified as a liability. The Company remeasured the Additional Advance Warrants immediately prior to the close of the Second Tranche Transaction and reclassified the liability balance to equity. Significant assumptions used to value this liability were as follows:

	March 28, 2018 (Date of Issuance)	June 25, 2018 (Date of Reclassification to Equity)
Volatility	55.20%	55.10%
Risk free interest rate	1.70%	2.80%
Term (in years)	7	7
Dividend rate	0%	0%
Valuation date stock price	$1.07	$1.93
Probability of issuance	80%	100%

Upon the closing of the Second Tranche Transaction, the Company issued the Second Tranche Warrants, which were determined to be liability classified, which requires that the liability be measured at fair value each period with changes in fair value being recorded as a component of non-operating expense in the consolidated statement of comprehensive loss. This valuation was determined to be a level 3 valuation because it includes unobservable inputs. The Second Tranche Warrants were valued using a Monte Carlo simulation valuation model. This model incorporated several inputs, including the Common Stock price on the date of valuation, the historical volatility of the price of the Common Stock and the risk-free interest rate. Significant assumptions used to value this liability are as follows:

	June 25, 2018 (Date of issuance)	June 30, 2018
Volatility	81.00%	85.40%
Risk free interest rate	2.10%	2.10%
Term (in years)	0.5	0.5
Dividend rate	0%	0%
Valuation date stock price	$2.00	$2.08
Probability of issuance	100%	100%

The following table sets forth a summary of changes in the fair value of the Company’s derivative liabilities for which fair value is determined by Level 3 inputs (in thousands):

	Second Tranche Liability	Additional Advance Warrant Liability	Second Tranche Warrants	Total
Balance at June 30, 2017	$—	$—	$—	$—
Initial fair value of derivative liability	4,734	69	18,165	22,968
Change in fair value	24,319	18	1,615	25,952
Reclassification to equity	—	(87)	—	(87)
Settlement	(29,053)	—	—	(29,053)

Balance at June 30, 2018	$—	$—	$19,780	$19,780

Also included in the change in fair value was $326,000 of transaction costs that were expensed in connection with the issuance of the derivative liabilities.

13.	Retirement Plans

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

The Company contributed a total of $220,000 for fiscal 2018, $193,000 for fiscal 2017 and $209,000 for fiscal 2016 in connection with these retirement plans.

14.	Income Taxes

The components of income tax benefit are as follows (in thousands):

	Year Ended June 30,
	2018	2017	2016
U.S. operations:
Current income tax expense	$—	$—	$4
Deferred income tax benefit	—	—	—

	—	—	4

Non-U.S. operations:
Current income tax benefit	—	—	(159)
Deferred income tax benefit	—	—	—

	—	—	(159)

Income tax benefit	$—	$—	$(155)

During the fiscal year ended June 30, 2016, the Company recognized a current income tax benefit of $159,000 related to foreign research and development tax credits earned by its U.K. subsidiary.

The components of loss before income taxes are as follows (in thousands):

	Year Ended June 30,
	2018	2017	2016
U.S. operations	$(53,000)	$(17,566)	$(19,780)
Non-U.S. operations	(171)	(919)	(1,922)

Loss before income taxes	$(53,171)	$(18,485)	$(21,702)

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law, making significant changes to the federal tax law. Amongst other things, the Tax Act reduces the federal corporate tax rate from 34% to 21% effective for tax years beginning after December 31, 2017 and has resulted in a remeasurement of the Company’s deferred tax assets included in the Company’s fiscal 2018 rate reconciliation. The difference between the Company’s expected income tax benefit, as computed by applying the blended statutory U.S. federal tax rate of 27.5% for fiscal 2018 and 34% for each of fiscal 2017 and fiscal 2016 to loss before income taxes, and actual income tax benefit is reconciled in the following table (in thousands):

	Year Ended June 30,
	2018	2017	2016
Income tax benefit at statutory rate	$(14,622)	$(6,284)	$(7,379)
State income taxes, net of federal benefit	(1,552)	(928)	(1,044)
Non-U.S. income tax rate differential	(66)	(121)	778
Change in fair value of derivative	7,227	—	—
Change in federal tax rate	14,673	—	—
Research and development tax credits	(284)	(242)	(397)
Permanent items	(15)	(9)	216
Changes in valuation allowance	(5,385)	7,489	6,789
Other, net	24	95	882

Income tax benefit	$—	$—	$(155)

In addition to the $5.4 million change in valuation allowance in the above table, the Company recorded a deferred tax asset of $6.2 million and a valuation allowance of the same amount in connection with the Icon acquisition.

The significant components of deferred income taxes are as follows (in thousands):

	June 30,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$47,774	$39,439
Deferred revenue	—	20
Stock-based compensation	4,241	5,107
Tax credits	3,463	1,727
Other	185	186

Total deferred tax assets	55,663	46,479

Deferred tax liabilities:
Intangible assets	8,542	123

Deferred tax assets, net	47,121	46,356
Valuation allowance	47,121	46,356

Total deferred tax liability	$—	$—

The valuation allowance generally reflects limitations on the Company’s ability to use the tax attributes and reduces the value of such attributes to the more-likely-than-not realizable amount. Management assessed the available positive and negative evidence to estimate if sufficient taxable income will be generated to use the existing net deferred tax assets. Based on a weighting of the objectively verifiable negative evidence in the form of cumulative operating losses over the three-year period ended June 30, 2018, management believes that it is not more likely than not that the deferred tax assets will be realized and, accordingly, a full valuation allowance has been established. The valuation allowance increased $765,000, $7.5 million and $6.8 million during the fiscal years ended June 30, 2018, 2017 and 2016, respectively, with such increases attributed to the re-measurement of the net deferred tax assets at the year-end dates. The valuation allowance decreased by $5.4 million from current year activity, including the impact of the 2017 Tax Act, offset by an increase of $6.2 million related to the Icon acquisition.

The Company has tax net operating loss and tax credit carry forwards in its individual tax jurisdictions. Including approximately $49.3 million related to the Icon acquisition, at June 30, 2018 the Company had U.S. federal net operating loss carry forwards of approximately $165.1 million, which expire at various dates between calendar years 2023 and 2038. The utilization of certain of these loss and tax credit carry forwards may be limited by Sections 382 and 383 of the Internal Revenue Code as a result of historical or future changes in the Company’s ownership. At June 30, 2018, the Company had state net operating loss carry forwards of approximately $123.5 million, which expire between 2033 and 2038, as well as U.S. federal and state research and development tax credit carry forwards of approximately $2.9 million, which expire at various dates between calendar years 2018 and 2038. In addition, at June 30, 2018 the Company had net operating loss carry forwards in the U.K. of £21.1 million (approximately $27.9 million), which are not subject to any expiration dates.

The Company’s U.S. federal income tax returns for calendar years 2003 through 2017 remain subject to examination by the Internal Revenue Service. The Company’s U.K. tax returns for fiscal years 2006 through 2017 remain subject to examination.

Through June 30, 2018, the Company had no unrecognized tax benefits in its consolidated statements of comprehensive loss and no unrecognized tax benefits in its consolidated balance sheets as of June 30, 2018 or 2017.

As of June 30, 2018 and 2017, the Company had no accrued penalties or interest related to uncertain tax positions.

15.	Commitments and Contingencies

Operating Leases

On May 17, 2018, the Company entered into a Second Amendment (the “Second Amendment”) to its Lease, dated November 1, 2013, as amended (the “Lease”), with Whetstone Riverworks Holdings, LLC (as successor-in-interest to Farley White Aetna Mills, LLC) (the “Landlord”). The Lease was initially for approximately 13,650 square feet of rentable area (the “Existing Space”) of the building located at 480 Pleasant Street, Watertown, MA 02472 (the “Premises”) and was set to expire in April 2019. Under the Second Amendment, the Company will lease an additional 6,590 square feet of rentable area (the “Additional Space”, and together with the Existing Space, the “Total Space”) on the Premises, commencing on September 10, 2018 (the “Additional Space Effective Time”). The Landlord has agreed to provide the Company a construction allowance of up to $670,750 to be applied toward the aggregate work to be conducted on the Total Space. The Second Amendment also extended the term of the Lease, which will now expire 80 calendar months after the Additional Space Effective Time; provided, however, that the base rent for the Total Space will be abated during the first four months following the Additional Space Effective Time. The Company also has an option to extend the term of the Lease for one additional five-year period. The Company will also be required to pay its proportionate share of certain operating costs and property taxes applicable to the leased premises.

Commencing July 1, 2017, the Company leases approximately 3,000 square feet of office space in Liberty Corner, New Jersey under a lease term extending through June 2022, with two five-year renewal options at 95% of the then-prevailing market rates. In addition to base rent, the Company is obligated to pay its proportionate share of building operating expenses and real estate taxes in excess of base year amounts. In June 2018, the Company subleased an additional 1,381 square feet of adjoining space from Caladrius Biosciences, Inc. (“Caladrius”) through May 2022. The Chief Executive Officer of Caladrius is a director of the Company.

At June 30, 2018, the Company’s total future minimum lease payments under non-cancellable operating leases were as follows (in thousands):

Fiscal Year:
2019	$548
2020	870
2021	886
2022	892
2023 and beyond	2,324

$5,520

Rent expense related to the Company’s real estate and other operating leases charged to operations was approximately $508,000 for fiscal 2018, $442,000 for fiscal 2017 and $485,000 for fiscal 2016.

Legal Proceedings

The Company is subject to various other routine legal proceedings and claims incidental to its business, which management believes will not have a material effect on the Company’s financial position, results of operations or cash flows.

16.	Segment and Geographic Area Information

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

Geographic Area Information

The following table summarizes the Company’s revenues and long-lived assets, net by geographic area (in thousands):

	Revenues			Long-lived assets, net
	2018	2017	2016	2018	2017
U.S.	$2,861	$7,439	$1,520	$253	$313
U.K.	100	100	100	—	—

Consolidated	$2,961	$7,539	$1,620	$253	$313

17.	Quarterly Financial Data (unaudited)

The following table summarizes the quarterly results of operations for the years ended June 30, 2018 and 2017 (in thousands except per share amounts):

	Fiscal Year 2018
	First Quarter Ended September 30, 2017	Second Quarter Ended December 31, 2017	Third Quarter Ended March 31, 2018	Fourth Quarter Ended June 30, 2018	Year Ended June 30, 2018
			(1)	(1)
Total revenues	$385	$933	$928	$715	$2,961
Operating loss	(6,006)	(5,808)	(4,678)	(9,782)	(26,274)
Net loss	(5,983)	(5,782)	(6,978)	(34,428)	(53,171)

Net loss per share—basic and diluted	$(0.15)	$(0.13)	$(0.15)	$(0.62)	$(1.15)

Weighted average common shares—basic and diluted	39,430	44,530	45,644	55,387	46,226

	Fiscal Year 2017
	First Quarter Ended September 30, 2016	Second Quarter Ended December 31, 2016	Third Quarter Ended March 31, 2017	Fourth Quarter Ended June 30, 2017	Year Ended June 30, 2017
		(2)
Total revenues	$277	$5,971	$590	$701	$7,539
Operating loss	(7,186)	(94)	(5,160)	(6,136)	(18,576)
Net loss	(7,162)	(67)	(5,140)	(6,116)	(18,485)

Net loss per share—basic and diluted	$(0.21)	$—	$(0.15)	$(0.16)	$(0.52)

Weighted average common shares—basic and diluted	34,175	34,177	34,366	38,673	35,344

(1)

Results for the third and fourth quarters of fiscal 2018 included $2.3 million and $24.0 million, respectively, of change in fair value of derivative liability in connection with the Second Tranche Transaction (see Notes 10 and 12). The fourth quarter of fiscal 2018 includes an out-of-period expense of $1.2 million reflecting the increase in the fair value of the Company’s derivative liability which occurred, but was not recorded, in the third quarter of fiscal 2018.

(2)	Results for the second quarter of fiscal 2017 included $5.6 million of revenue recognized as a result of the December 2016 termination of the Company’s Restated Pfizer Agreement (see Note 4).