Form 10-K/A
period 2018-06-30
EyePoint Pharmaceuticals, Inc.
filed 2018-10-29
CIK 1314102

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

There were 94,855,705 shares of the registrant’s common stock, $0.001 par value, outstanding as of October 22, 2018.

EXPLANATORY NOTE

The purpose of this Amendment No. 1, or this Amendment, to the Annual Report on Form 10-K of EyePoint Pharmaceuticals, Inc. for the year ended June 30, 2018, as filed on September 18, 2018, or the Initial Form 10-K, is to include the disclosure required in Part III, Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14 of Part III and Items 15(a)(3) and 16 of Part IV, no other information included in the Initial Form 10-K is amended or changed by this Amendment. Accordingly, this Amendment should be read in conjunction with our Initial Form 10-K and with our filings with the Securities and Exchange Commission, or the SEC, subsequent to our Initial Form 10-K.

In accordance with Rule 12b-15 of the Exchange Act of 1934, as amended, or the Exchange Act, new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are attached, each as of the filing date of this Amendment.

Unless the context indicates otherwise, references in the report to “EyePoint,” “Company,” “we,” “us” and “our” and similar terms mean EyePoint Pharmaceuticals, Inc., a Delaware corporation, and its subsidiaries.

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

EYEPOINT PHARMACEUTICALS, INC.

FORM 10-K/A

FOR THE YEAR ENDED JUNE 30, 2018

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our Board of Directors, or the Board, consists of nine (9) members. The term of each director expires each year at our Annual Meeting of Stockholders. Each director also continues to serve as a director until his or her successor is duly elected and qualified, or until he or she sooner dies, resigns, or is removed. The following table sets forth the name, age, director service period and position of each of our current directors, as of October 29, 2018:

Name	Age	Position	Director Since
Göran Ando, M.D.	69	Chairman of the Board of Directors	2018
Nancy Lurker	60	President and Chief Executive Officer and Director	2016
David J. Mazzo, Ph.D.	61	Director	2005
Michael Rogers	58	Director	2005
Douglas Godshall	54	Director	2012
Jay Duker, M.D.	60	Director	2016
Kristine Peterson	59	Director	2017
Ronald W. Eastman	66	Director	2018
John B. Landis, Ph.D.	66	Director	2018

Set forth below for each current director is a list of Board Committee memberships and a description of his or her business experience, qualifications, education and skills that led our Board to conclude that such individual should serve as a member of our Board:

Göran Ando, M.D.

Chairman of the Board and member of the Science Committee

Dr. Göran Ando has had a distinguished career in the global pharmaceutical industry that has spanned nearly four decades. He began his career at Pfizer, Inc., where he held several senior clinical positions both in the U.S. and in Europe. Dr. Ando also served as President of the Astra Research Centre. He held various senior appointments at GlaxoSmithKline plc, including Research and Development Director for Glaxo Group Research. Dr. Ando then joined Pharmacia AB in 1995 as Executive Vice President and Deputy Chief Executive Officer to lead Research and Development with additional responsibilities for manufacturing, information technology, business development and M&A. During his nine-year tenure as Head of Research and Development at Pharmacia/Pharmacia & Upjohn, 17 new drugs were approved by the FDA prior to Pharmacia’s acquisition by Pfizer for $60 billion. Dr. Ando is the retired Chairman of Novo Nordisk A/S and previously served as the Chief Executive Officer of Cell Tech Group PLC. He has also served as Chairman of the Board for several European-based biopharmaceutical companies and he currently serves as a Board member of biopharmaceutical companies in Europe, U.S. and Singapore. He is a Senior Advisor at EW Healthcare Partners. Dr. Ando received his Bachelor of Arts degree from Uppsala University in Sweden and Doctor of Medicine degree from Linköping University in Sweden.

We believe Dr. Ando is qualified to serve as Chair of our Board because his strong record of leadership as an executive officer and director in the life sciences industry affords him a deep understanding of the industry and corporate setting in which we operate and allows him to impart his substantial expertise in the fields of manufacturing, information technology, business development and commercialization to the Board and our company.

Nancy Lurker

President and Chief Executive Officer

Ms. Lurker has been our President and Chief Executive Officer since September 2016. From 2008 to 2015, Ms. Lurker served as President and Chief Executive Officer and a director of PDI, Inc., a Nasdaq-listed healthcare commercialization company now named Interpace Diagnostics Group, Inc. From 2006 to 2007, Ms. Lurker was Senior Vice President and Chief Marketing Officer of Novartis Pharmaceuticals Corporation, the U.S. subsidiary of Novartis AG. From 2003 to 2006, she served as President and Chief Executive Officer of ImpactRx, Inc., a privately held healthcare information company. From 1998 to 2003, Ms. Lurker served as Group Vice President, Global Primary Care Products and Vice President, General Therapeutics for Pharmacia Corporation (Pharmacia), now a part of Pfizer, Inc. She also served as a member of Pharmacia’s U.S. executive management committee. Previously, Ms. Lurker spent 14 years at Bristol-Myers Squibb Company, rising from a sales representative to Senior Director, Worldwide Cardiovascular Franchise Management. Since April 2018, Ms. Lurker has served as a member of the board of directors of Aquestive Therapeutics, a Nasdaq-listed company. Ms. Lurker also serves as chair of the board of directors of X4 Pharmaceuticals, Inc. and as a member of the board of directors of the Cancer Treatment Centers of America, both privately held companies. Ms. Lurker previously served as a member of the boards of directors of publicly held Auxilium Pharmaceuticals, Inc. from 2011 to 2015 and Mallinckrodt Pharmaceuticals, plc from 2013 to 2016, in addition to serving as a director of PDI, Inc. from 2008 to 2015. Ms. Lurker received a B.S. in Biology from Seattle Pacific University and an M.B.A. from the University of Evansville.

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

David J. Mazzo, Ph.D.

Chairman of the Compensation Committee and member of the Audit Committee and the Science Committee

Dr. Mazzo has been the Chief Executive Officer and a director of Caladrius Biosciences, Inc., a Nasdaq Stock Market LLC, or Nasdaq, listed company, since January 2015. Caladrius is a cell therapeutics development company with a focus on applications in cardiovascular and autoimmune diseases. Prior to joining Caladrius, Dr. Mazzo served from August 2008 to October 2014 as Chief Executive Officer and as a member of the board of directors of Regado Biosciences, Inc., a Nasdaq-listed biopharmaceutical company focused on the development of novel antithrombotic drug systems for acute and sub-acute cardiovascular indications. Prior to his leading Regado, from March 2007 to April 2008, Dr. Mazzo was President, Chief Executive Officer and a director of Æterna Zentaris, Inc., a publicly held international biopharmaceutical company co-listed on Nasdaq and the Toronto Stock Exchange. From 2003 until 2007, Dr. Mazzo served as President, Chief Executive Officer and a director of Chugai Pharma USA, LLC, a biopharmaceutical company which was the U.S. subsidiary of Chugai Pharmaceutical Co., Ltd. of Japan. Dr. Mazzo has also held senior management and executive positions in research and development and/or directorships with the Essex Chimie European subsidiary at Schering-Plough Corporation, a publicly held pharmaceutical company that was subsequently acquired by Merck & Co., Inc.; Hoechst Marion Roussel, Inc., the U.S. subsidiary of Hoechst AG, which was subsequently acquired by Sanofi, a multinational pharmaceuticals company; and Rhone-Poulenc Rorer, Inc., a subsidiary of Rhone-Poulene SA, a French pharmaceuticals company, which was subsequently acquired by Hoechst AG. He also previously served on the board of directors of Avanir Pharmaceuticals, Inc., a specialty pharmaceutical company, from 2005 until Avanir was sold to Otsuka Holdings in 2015. Dr. Mazzo earned a B.A. in the Honors Program (Interdisciplinary Humanities) and a B.S. in Chemistry from Villanova University. In addition, Dr. Mazzo received his M.S. in chemistry and his Ph.D. degree in analytical chemistry from the University of Massachusetts, Amherst. He was also a research fellow at the Ecole Polytechnique Federale de Lausanne, Switzerland.

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

Michael Rogers

Chairman of the Audit Committee and member of the Compensation Committee

Mr. Rogers has served as Chief Financial Officer of Aerpio Therapeutics, Inc., a publicly-held biopharmaceutical company focused on advancing first-in-class treatments for ocular diseases, since November 2017. Previously, he served as the Chief Financial Officer of Acorda Therapeutics, Inc., a biotechnology company focused on neurological disorders, from October 2013 until October 2016. From June 2009 to October 2012, Mr. Rogers served as Executive Vice President and Chief Financial Officer of BG Medicine, Inc., a company focused on the development of novel biomarker-based diagnostics. Mr. Rogers was Executive Vice President, Chief Financial Officer and Treasurer of Indevus Pharmaceuticals Inc., a specialty pharmaceutical company, from February 1999 until April 2009. Mr. Rogers was previously Executive Vice President and Chief Financial and Corporate Development Officer at Advanced Health Corporation, a health care information technology company, Vice President, Chief Financial Officer and Treasurer of AutoImmune, Inc., a biopharmaceutical company, and Vice President, Investment Banking at Lehman Brothers, Inc. and at PaineWebber, Inc. Mr. Rogers is the chairman of the board of directors of Keryx Biopharmaceuticals, Inc., a biopharmaceutical company focused on bringing innovative medicines to people with renal disease. Mr. Rogers was previously a director of Coronado Biosciences, Inc.

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

Douglas Godshall

Chairman of the Governance and Nominating Committee and member of the Compensation Committee

Mr. Godshall has served since May 2017 as President and Chief Executive Officer of Shockwave Medical, a privately held company which is creating and commercializing interventional devices designed to better address patients with problematic cardiovascular calcification. Previously, he served as the Chief Executive Officer of HeartWare International, Inc., a Nasdaq-listed company, and its predecessor HeartWare Limited, a medical device company focused on heart failure, from September 2006 until August 2016 and as director from October 2006 until August 2016. HeartWare was acquired by Medtronic PLC in August 2016. Prior to joining HeartWare Limited, Mr. Godshall served in various executive and managerial positions at Boston Scientific Corporation, where he had been employed since 1990, including as a member of Boston Scientific’s Operating Committee. From January 2005 he served as President, Vascular Surgery, and for the prior five years as Vice President, Business Development, focused on acquisition strategies for the cardiology, electrophysiology, neuroradiology and vascular surgery divisions. Mr. Godshall has a Bachelor of Arts in Business from Lafayette College and Master of Business Administration from Northeastern University. Mr. Godshall serves on the board of directors of the Medical Device Manufacturers Association, a national trade association, since May 2014. Mr. Godshall previously served on the board of directors of Vital Therapies, Inc., a public company traded on Nasdaq, that develops cell-based therapies for the treatment of liver disease, from May 2013 to October 2018.

We believe Mr. Godshall is qualified to serve on our Board because his managerial experience at public, life sciences companies provides him insights as a successful life sciences entrepreneur with in-depth knowledge of medical product strategy and development.

Jay Duker, M.D.

Chairman of the Science Committee and member of the Governance and Nominating Committee

Dr. Duker is the Director of the New England Eye Center, where he has served in various capacities since 1992. He is also Professor and Chairman of Ophthalmology at Tufts Medical Center and Tufts University School of Medicine. He has published more than 200 journal articles related to ophthalmology and is co-author of Yanoff and Duker’s Ophthalmology, a best-selling ophthalmic text. Dr. Duker is co-founder of three companies, including Hemera Biosciences, Inc., a privately held company seeking to develop anti-compliment gene-based therapies for the treatment of dry and wet age-related macular degeneration. Dr. Duker serves as a director of Hemera and Sesen Bio, a Nasdaq-listed biopharmaceutical company developing protein therapeutics to treat bladder cancer. Dr. Duker received an A.B. from Harvard University and an M.D. from the Jefferson Medical College of Thomas Jefferson University.

We believe Dr. Duker is qualified to serve on our Board because his extensive clinical and academic experience and expertise in ophthalmology coupled with his leadership as co-founder of other life sciences companies provide him with valuable clinical, scientific and commercial insight to bring to our company.

Kristine Peterson

Member of the Audit Committee and the Governance and Nominating Committee

Ms. Peterson has over 30 years of healthcare industry experience. She most recently served from 2009 to 2016 as Chief Executive Officer of Valeritas, Inc., a medical technology company focused on innovative drug delivery systems, and as a strategic advisor to Valeritas until August 2017. Prior to that, Ms. Peterson served as Company Group Chair of Johnson & Johnson’s biotech groups from 2006 to 2009, and as Executive Vice President of Johnson & Johnson’s global strategic marketing organization from 2004 to 2006. Prior to that, she served as Senior Vice President, Commercial Operations for Biovail Corporation, a pharmaceutical company, and President of Biovail Pharmaceuticals from 2003 to 2004. Ms. Peterson began her career at Bristol-Myers Squibb, holding assignments of increasing responsibility spanning marketing, sales and general management, including running a cardiovascular / metabolic business unit and a generics division. Ms. Peterson is also a director of Paratek Pharmaceuticals, Inc., Immunogen, Inc. Amarin Corporation plc and Enanta Pharmaceuticals, Inc., and within the past five years also served as a director of Valeritas, Inc. Ms. Peterson earned a B.S. and M.B.A. from the University of Illinois at Champaign Urbana.

We believe Ms. Peterson is qualified to serve on our Board because of her extensive executive management and sales and marketing experience in both large, multinational pharmaceutical and smaller biotechnology companies, in particular as it relates to later-stage development and commercialization, as well as her other public company board experience.

Ronald W. Eastman

Member of the Compensation Committee and the Governance and Nominating Committee

Mr. Eastman joined Essex Woodlands in 2006 as a Partner and was appointed Managing Director in 2008. Mr. Eastman led and served on the Board of Directors of EW’s growth equity investment in ProteinSimple (acquired by Bio-Techne). He currently serves on the Board of Directors of EW portfolio companies Elusys, Corium, Suneva and Symphogen. Mr. Eastman has over 40 years of experience in building healthcare businesses. He began his career at American Cyanamid Company, which was acquired by American Home Products (now Pfizer), where Mr. Eastman spent 15 years managing various pharmaceutical products, divisions and subsidiaries in the U.S. and overseas. Later as CEO of Geron, Mr. Eastman led the company’s growth from a venture-backed start-up to a publicly traded pioneer in the fields of regenerative medicine and cancer. Most recently, at Rinat, a private biotech company spun out of Genentech with the support of EW in late 2001, Mr. Eastman led the effort to build the first company dedicated to discovering and developing large molecule drugs for treating nervous system disorders. Rinat was acquired by Pfizer for $500M in 2006. Mr. Eastman has a Bachelor of Arts degree from Williams College and a Master of Business Administration degree from Columbia University.

We believe Mr. Eastman is qualified to serve on the Board because he brings to the Board knowledge and experience in both the healthcare and finance fields, as well as executive leadership, based on his work in life science-related venture capital. Mr. Eastman also brings corporate governance expertise through his service on public company boards.

John B. Landis, Ph.D.

Member of the Science Committee

Dr. Landis served as a director for Bioanalytical Systems, Inc. from 2009 to 2017, serving as the chairman of its board of directors from 2011 until his departure in 2017. Dr. Landis previously served as Senior Vice President,

Pharmaceutical Sciences of Schering-Plough Corporation, a pharmaceutical company, from September 2003 until his retirement in October 2008. In that role, Dr. Landis led the global pharmaceutical sciences function of pharmacy, analytical chemistry, process chemistry, biotechnology, quality assurance, clinical supplies and devices. Prior to that, Dr. Landis served as Senior Vice President, Preclinical Development at Pharmacia Corporation from 1997 until 2003 and led the global preclinical functions of toxicology, drug metabolism and pharmacokinetics, pharmaceutical sciences, analytical chemistry and laboratory animal care. Dr. Landis also served as Vice President, Central Nervous System Psychiatry, Critical Care and Inflammation Development for Pharmacia & Upjohn from 1995 through 1997. Prior to that, Dr. Landis was employed by The Upjohn Company, where he held positions of increasing responsibility in the areas of analytical research, quality assurance and quality control. He is a current member of Purdue University’s Chemistry Leadership Council and Dean’s Leadership Council for the School of Science and serves on the Advisory Board of South West Michigan Life Science Venture Capital and NanoMed Scientific and on the board of directors of Metabolic Solutions Development Company. Over his career, Dr. Landis served on several other boards of directors, academic advisory panels and professional boards. Dr. Landis earned Ph.D. and M.S. degrees in Analytical Chemistry from Purdue University and a B.S. degree in Chemistry from Kent State University.

We believe Dr. Landis is qualified to serve on the Board because his substantial and varied experience working within medical communities ranging from academia to the pharmaceutical industry position him to provide a practical and balanced perspective to the Board. Dr. Landis also brings to the Board executive experience in clinical research and his service on other public company boards affords him a deep understanding of the role of the Board and its oversight of corporate governance and business strategy.

Executive Officers

Each of our executive officers holds office until the first meeting of our Board following the next annual meeting of stockholders and until such officer’s respective successor is chosen and qualified, unless a shorter period shall have been specified by the terms of such officer’s election or appointment. The following table sets forth information about our executive officers:

Name	Age	Position
Nancy Lurker	60	President and Chief Executive Officer
David Price	56	Chief Financial Officer
Dario Paggiarino	61	Vice President, Chief Medical Officer
Leonard S. Ross	68	Vice President, Finance and Chief Accounting Officer

Nancy Lurker

Please refer to the section entitled “Directors, Executive Officers and Corporate Governance – Directors” above for Ms. Lurker’s biographical information.

David Price

Mr. Price has served as our Chief Financial Officer since August 2018. Mr. Price brings to EyePoint more than 25 years of financial experience in the healthcare, investment banking and accounting industries. He has extensive experience in executing debt and equity capital financings, business development deals, restructurings and oversight of all financial functions in both domestic and international markets for public and private commercial companies. Most recently, he served as Chief Financial Officer of Concordia International Corporation, a publicly traded, revenue generating, generic pharmaceutical company. Prior to Concordia, he was the Chief Financial Officer at Bioventus, a global, commercial medical device company, where he was responsible for the creation of an independent business unit following the company’s spinout from Smith & Nephew. In this role, he led a $175 million debt financing and $210 million public debt raise. In addition, Mr. Price served as Chief Financial Officer of Cornerstone Therapeutics Inc., a publicly-traded, commercial specialty pharmaceutical company, where he orchestrated and executed the reverse merger of Cornerstone BioPharma with Critical Therapeutics to form Cornerstone Therapeutics Inc. Mr. Price also served as Chief Financial Officer of EDGAR Online, Inc., a financial data, technology and business process outsourcing company. In addition to his corporate experience, Mr. Price previously served as a managing director in the healthcare and pharmaceutical services sector at both Jefferies & Company and Bear Stearns & Co. Mr. Price began his career in public accounting at Arthur Andersen and PriceWaterhouseCoopers, and earned a B.A. in Accounting from Lancaster University.

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

Arrangements between Officers and Directors

Per the terms of that certain Securities Purchase Agreement, dated March 28, 2018, by and among us, EW Healthcare Partners, L.P., or EWHP, and EW Healthcare Partners-A, L.P., or EWHP-A (the First Tranche Securities Purchase Agreement), EWHP and EWHP-A have the right, subject to certain customary limitations and restrictions, to nominate one individual to our Board for so long as they beneficially own shares of our common stock. Mr. Eastman, a Managing Director of EW Healthcare Partners, which is an affiliate of both EWHP and EWHP-A, was appointed to the Board as the designee of EWHP and EWHP-A pursuant to the First Tranche Securities Purchase Agreement.

Per the terms of that certain Second Tranche Securities Purchase Agreement, dated March 28, 2018, by and among us, EWHP, EWHP-A and the other accredited investors signatory thereto, or the Second Tranche Securities Purchase Agreement, EWHP and EWHP-A have the right, subject to certain customary limitations and restrictions, to nominate one individual to our Board for so long as they beneficially own shares of our common stock. Dr. Ando, Senior Advisor to EW Healthcare Partners, which is an affiliate of both EWHP and EWHP-A, was appointed to the Board as the designee of EWHP and EWHP-A pursuant to the Second Tranche Securities Purchase Agreement.

Other than as disclosed above, there is no arrangement or understanding between any of our executive officers or directors and any other person, pursuant to which such person was selected to serve as an executive officer or director, as applicable.

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

Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended June 30, 2018, we believe that the directors, executive officers and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended June 30, 2018 except that the Statements of Changes of Beneficial Ownership of Securities on Form 4 filed by Essex Woodlands Healthcare Partners on April 2, 2018 and July 3, 2018, James Barry on May 14, 2018 and each of David J. Mazzo, Douglas Godshall, Michael Rogers, Jay Duker and Kristine Peterson on June 26, 2018, respectively, were not filed before the end of the second business day following the day on which the transaction resulting in a change in beneficial ownership had been consummated.

Stockholder Nominations for Director

The Governance and Nominating Committee will consider written stockholder recommendations for candidates for the Board, which recommendations should be delivered or mailed, postage prepaid, to:

Corporate Secretary

EyePoint Pharmaceuticals, Inc.

480 Pleasant Street

Watertown, MA 02472

United States

Stockholder recommendations must include certain relevant information concerning the candidate, the stockholder making the recommendation and any beneficial owner on whose behalf the recommendation is made. The required information is set forth in our Stockholder Nomination Policy, available on the “Investor” section of our website at www.eyepointpharma.com under “Corporate Governance – Governance Overview.”

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

Code of Business Conduct

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

Board Leadership Structure

The Board has chosen to separate the roles of Chairman and Chief Executive Officer and believes that such a separation of roles is in our best interests and the best interests of our stockholders. Dr. Ando’s extensive experience in the life sciences industry in both senior management and board of director positions coupled with his perspective as an independent director provide effective leadership for our Board and support for our executive team.

Board’s Role in Risk Oversight

It is management’s responsibility to manage risk and bring to the Board’s attention risks that are material to the company. The Board has oversight responsibility for the systems established to report and monitor the most significant risks applicable to us. The Board administers its risk oversight role directly and through its committee structure. The Board reviews strategic and financial risks and exposures associated with our long-term strategy, development and commercialization of products and product candidates and other matters that may present material risk to our operations, strategy and prospects. The Audit Committee reviews risks associated with financial and accounting matters, including financial reporting, accounting, disclosure and internal control over financial reporting. The Compensation Committee reviews risks related to executive compensation and the design of compensation programs, plans and arrangements. The Governance and Nominating Committee manages risks associated with corporate governance, non-financial compliance (including healthcare and related regulatory matters and information technology (including cybersecurity) matters) and Board composition and procedures. The Science Committee supports the Board’s oversight of risks related to our research and development, or R&D, organization.

Board Committees

The Board has four standing committees: the Audit Committee, the Compensation Committee, the Governance and Nominating Committee and the Science Committee. Each standing committee has a written charter. Each of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee is comprised entirely of independent directors. The Science Committee is currently comprised entirely of independent directors, but may in the future include members of our R&D organization and other members of executive management in accordance with its charter. While each committee has designated responsibilities, the committees act on behalf of the entire Board and regularly report on their activities to the entire Board. Details concerning the role and structure of the Board and each Board committee are contained in the Corporate Governance Guidelines and the committee charters, available on the “Investor” section of our website at www.eyepointpharma.com under “Corporate Governance.”

Audit Committee

The Audit Committee is responsible for assisting the Board with oversight of our accounting and financial reporting processes, including but not limited to (i) our audit program; (ii) the integrity of our financial statements; (iii) the review and assessment of the qualifications and independence of our independent registered public accounting firm and (iv) the preparation of reports required of the Audit Committee under the rules of the SEC. More specifically, the Audit Committee’s responsibilities include:

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

•

reviewing with management and the independent registered public accounting firm our internal controls, financial and critical accounting policies (including effects of alternate United States generally accepted accounting principles, or GAAP, methods and off-balance sheet structures, if any) and significant judgments;

•

reviewing with management and the independent registered public accounting firm our annual and quarterly financial statements and financial disclosure, and preparing the Audit Committee report for inclusion in our annual proxy statement;

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

•	presenting to the Board annually an evaluation of the Audit Committee’s performance and charter; and

•	performing such other activities as the Board or the Audit Committee deem appropriate.

The members of the Audit Committee are Mr. Rogers (chair), Ms. Peterson and Dr. Mazzo. Each of Mr. Rogers and Ms. Peterson was a member of the Audit Committee for the entirety of fiscal 2018. Dr. Mazzo has served on the committee since May 8, 2018, replacing Dr. James Barry, who resigned from the Board on May 7, 2018.

The Board has determined that all current and fiscal 2018 members of the Audit Committee are independent for purposes of service on the Audit Committee as provided in SEC and Nasdaq rules, as applicable. The Board also has determined that Mr. Rogers, Dr. Mazzo and Ms. Peterson are audit committee financial experts.

The Audit Committee met six times during the fiscal year ended June 30, 2018.

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

•

reviewing and making recommendations to the Board regarding any executive and equity compensation plans and such other compensation and benefit plans that are subject to Board approval and where appropriate or required, to our stockholders;

•

approving any tax-qualified, non-discriminatory employee benefit plans (and any parallel nonqualified plans) for which stockholder approval is not sought and pursuant to which options or stock may be acquired by our officers, directors, employees or consultants;

•

reviewing and approving any employment agreements, severance arrangements, change-in-control arrangements or special or supplemental employee benefits, and any material amendments to any of the foregoing, applicable to executive officers and our other employees;

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

•

reviewing and recommending to the Board for approval, on an annual basis, (i) the frequency with which we conduct stockholder advisory votes on executive compensation (Say on Pay Vote) and (ii) any proposals related to the Say on Pay Vote to be included our annual proxy statement, in each case as applicable;

•	performing such other duties and responsibilities as may be assigned to the Compensation Committee by the Board or as designated in plan documents; and

•	forming and delegating authority to subcommittees, comprised of one or more members of the Compensation Committee, when the Compensation Committee deems appropriate.

The members of the Compensation Committee are Dr. Mazzo (chair), Mr. Rogers, Mr. Godshall and Mr. Eastman. Each of Dr. Mazzo, Mr. Rogers and Mr. Godshall was a member of the Compensation Committee for the entirety of fiscal 2018. Mr. Eastman joined the committee upon his appointment to the Board on March 28, 2018.

The Board has determined that all current and fiscal 2018 members of the Compensation Committee are independent for purposes of service on the Compensation Committee as provided in SEC and Nasdaq rules, as applicable.

The Compensation Committee met four times during the fiscal year ended June 30, 2018.

Governance and Nominating Committee

The Governance and Nominating Committee is responsible for (i) identifying and recommending to the Board individuals qualified to serve as directors, (ii) advising the Board with respect to the Board composition and procedures, (iii) overseeing the evaluation of the Board and (iv) developing and maintaining our corporate governance and compliance policies. The Governance and Nominating Committee has periodically engaged third parties to identify and evaluate candidates qualified to serve as our directors and may continue to do so in the future. More specifically, the Governance and Nominating Committee’s responsibilities include:

•	identifying, recruiting and interviewing candidates for Board membership;

•	reviewing the background and qualifications of individuals being considered as director candidates;

•	developing and recommending to the Board guidelines and criteria to determine the qualifications of directors;

•	recommending to the Board the director nominees for election by the stockholders or appointment by the Board to fill any vacancies pursuant to the our By-Laws;

•	reviewing and considering candidates for election submitted by stockholders;

•	reviewing the suitability for continued service as a director of each Board member when his or her term expires, and recommending whether or not the director should be re-nominated;

•	monitoring the independence (within the meaning of the Nasdaq listing requirements) of Board members and the overall Board composition;

•	reviewing periodically the size of the Board and to recommend to the Board any appropriate changes;

•	making recommendations on the frequency and structure of Board meetings and on the practices of the Board;

•	recommending to the Board the directors to be appointed to each committee of the Board, including the Governance and Nominating Committee;

•	recommending to the Board the director to serve as chair of the Board and the directors to serve as chair of each committee of the Board, including the Governance and Nominating Committee;

•

reviewing our corporate governance policies, including information related to the operations of the committees of the Board, director independence, the director nominations process and the documents, policies and procedures in our corporate governance framework, identifying best practices and discussing with management the results of such review;

•

overseeing policies, if any, with respect to risk assessment and risk management and periodically discuss our plans or processes to monitor, control and minimize corporate risks and exposures (including with respect to information technology and cybersecurity) with our external legal counsel, insurance advisors and the independent registered public accounting firm;

•

overseeing all non-financial compliance activities and matters, including the design and implementation of appropriate compliance programs, policies and procedures and the management of matters involving significant legal or regulatory compliance exposure or material reports or inquiries from government or regulatory agencies;

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

The members of the Governance and Nominating Committee are Mr. Godshall (chair), Dr. Duker, Ms. Peterson and Mr. Eastman. Each of Mr. Godshall, Dr. Duker and Ms. Peterson was a member of the Governance and Nominating Committee for the entirety of fiscal 2018. Mr. Eastman was appointed to the Governance and Nominating Committee on May 8, 2018, replacing Dr. Mazzo.

The Board has determined that all current and fiscal 2018 members of the Governance and Nominating Committee are independent for purposes of service on the Governance and Nominating Committee as provided in SEC and Nasdaq rules, as applicable.

The Governance and Nominating Committee met five times during the fiscal year ended June 30, 2018.

Science Committee

The Science Committee is responsible for reviewing the science, clinical and regulatory strategy underlying our research and development programs and making recommendations to the Board on key strategic and tactical issues relating to our research and development activities. More specifically, the Science Committee’s responsibilities include:

•	reviewing the science and clinical and regulatory strategy underlying the major research and development programs, including publication strategies;

•	reviewing our significant medical affairs strategies and initiatives;

•	reviewing the annual research and development budget and allocation of resources to discovery and development programs;

•	reviewing the capacity and skill set of the research development organization;

•	reviewing the implications for the research and development organization of significant business development transactions, including mergers, acquisitions, licensing and collaborative agreements;

•	reviewing the progress toward achievement of key research and development milestones; and

•	reviewing and overseeing our intellectual property strategies and initiatives; and

•

reviewing the interactions of the research and development organization with health care providers and regulatory bodies, especially as with regard to reporting of adverse events and/or unexpected negative data observed in the preclinical and clinical studies conducted by us.

The members of the Science Committee are Dr. Duker (chair), Dr. Mazzo, Dr. Ando and Dr. Landis. Each of Dr. Duker and Dr. Mazzo was a member of the committee for the entirety of fiscal 2018. Dr. Barry served on the committee through May 7, 2018, which is when he resigned from the Board. Mr. Eastman joined the committee on March 28, 2018 and was replaced by Dr. Ando on June 25, 2018. Dr. Landis joined the committee on October 25, 2018.

The Science Committee met three times during the fiscal year ended June 30, 2018.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee Report

The Compensation Committee has reviewed the “Compensation Discussion and Analysis” below and discussed it with management. Based on this review and discussion, the Compensation Committee recommended to the Board that the “Compensation Discussion and Analysis” as it appears below be included in this Form 10-K/A for the fiscal year ended June 30, 2018.

Submitted By
Compensation Committee

David J. Mazzo (Chair)
Michael Rogers
Douglas Godshall
Ronald W. Eastman

Compensation Discussion and Analysis

In the following Compensation Discussion and Analysis, or CD&A, we provide highlights of our performance for fiscal 2018, an overview of our compensation philosophy, program and decision-making process, including the Compensation Committee’s use of consultants and peer group information, and the material elements of compensation earned with respect to fiscal 2018 by each of the following individuals, who are our named executive officers for fiscal 2018, which we collectively refer to as our Named Executive Officers:

•	Nancy Lurker, President and Chief Executive Officer;

•	Dario Paggiarino, Vice President and Chief Medical Officer; and

•	Leonard Ross, Vice President, Finance and Chief Accounting Officer.

Fiscal 2018 Highlights

In fiscal 2018, we made a transformational change to our company through the acquisition of Icon Bioscience, Inc. and its FDA-approved DEXYCU™ product for the treatment of post-operative ocular inflammation. To support this transformation, we added $55.0 million of additional capital, consisting of $35.0 million of gross proceeds from two tranches of equity financing led by EW Healthcare Partners and $20.0 million through a senior secured term loan with SWK Funding LLC. In furtherance of this transformation, on March 28, 2018 we re-branded the company from pSivida Corp. to EyePoint Pharmaceuticals, Inc. and also announced our plan to delist from the Australian Securities Exchange, or ASX, which became effective as of May 7, 2018. During fiscal 2018, we have made significant progress in expanding our organization to prepare our Company for its first commercial launches in the United States, planned for the first half of calendar year 2019 pending successful scale-up of DEXYCU commercial supply. The following additional highlights of our business performance and accomplishments for fiscal 2018 were considered significant by the Compensation Committee:

•	Our lead product candidate, YUTIQ™ 3-year treatment of chronic non-infectious posterior segment uveitis, was accepted for filing by the FDA in March 2018.

•	Our shorter acting YUTIQ progressed in pre-clinical safety and pharmacokinetic studies towards a calendar 2019 sNDA filing pending FDA approval of our YUTIQ 3-year product.

•	We completed our go-to-market commercialization plans for YUTIQ in anticipation of FDA approval.

•	We prepared for, and completed, a mock FDA pre-approval inspection of our YUTIQ manufacturing facility.

•

We ended our fiscal year with $38.8 million in cash, following the issuance of $25.5 million of Units (each consisting of one common share and one warrant to purchase one common share) in the Second Tranche Transaction.

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

The Board and the Compensation Committee are responsible for our executive officer compensation programs and practices and seek to provide compensation to our executive officers that, over time, is competitive with compensation paid by comparable companies for comparable responsibilities and positions. Our goal is that each of total compensation, base salary, total cash compensation and long-term equity incentives will generally, over time, achieve approximately the 50th percentile for executive officers in comparable positions at our peer group companies as well as other comparable companies, with the potential to earn total cash compensation and long-term equity incentives as high as the 75th percentile for outstanding performance.

The Board and the Compensation Committee seek to make compensation decisions transparent to our stockholders and executive officers and thereby to achieve our objectives by communicating openly with our stockholders and executive officers regarding our compensation process, pay structure and performance objectives.

Compensation Consultant

The Compensation Committee retained Radford, an Aon Hewitt company, as its independent consultant to assist in evaluating our executive compensation programs and practices and to make recommendations regarding fiscal 2018 compensation. For fiscal 2018, Radford prepared competitive market data for the compensation of our executive management team, evaluated the appropriateness of and made recommendations regarding our peer group, analyzed our short term and long term incentive plan designs, analyzed equity retention and reviewed our equity burn rate and dilution levels relative to market, assessed our compensation practices and levels against those of our peer group companies and other comparable companies, made recommendations regarding base salary, target bonus percentage and long-term incentive compensation for each Named Executive Officer, and updated the Compensation Committee on compensation trends and regulatory developments. None of Radford, Aon Hewitt or their affiliates provides other services to us. The Compensation Committee assessed the independence of Radford pursuant to SEC rules and concluded that no conflict of interest existed that would prevent Radford from independently representing the Compensation Committee. The Compensation Committee has sole responsibility for the selection, engagement, removal and compensation of its compensation consultant.

Compensation Benchmarking

In February 2017, the Compensation Committee engaged Radford to conduct a new benchmarking study for fiscal 2018. In June 2017, following a review and analysis of our executive compensation program, Radford presented the Compensation Committee with a report and recommendations on executive compensation for fiscal 2018. Radford’s recommendations included a market analysis of base salaries, total cash compensation and equity compensation relative to a market consensus based on the peer group discussed below as well as peer data derived from the published Radford Global Life Sciences Survey representing public biotechnology and pharmaceutical companies with fewer than 150 employees, weighted equally. The Compensation Committee used Radford’s recommendations as a starting point to consider market competitiveness and ultimately set fiscal 2018 compensation after also considering individual and Company performance.

Peer Group

The peer group selected by the Compensation Committee for fiscal 2018 was composed of 19 public, biopharmaceutical companies selected based on a comparable business and financial profile to us, including stage of development, employee size and market value. The fiscal 2018 peer group, which had a median market cap of $150 million and median annual revenues of $2.1 million, included, Akebia Therapeutics, Inc., Alimera Sciences, Inc., Anthera Pharmaceuticals, Inc., ArQule, Inc., BioDelivery Sciences International, Inc., ChemoCentryx, Inc., Clearside BioMedical, Inc., Cumberland Pharmaceuticals Inc., CytRx Corporation, DURECT Corporation, Edge Therapeutics, Inc., Ocular Therapeutix, Inc., Ohr Pharmaceutical, Inc., Paratek Pharmaceuticals, Inc., Proteon Therapeutics, Inc., Sunesis Pharmaceuticals, Inc., Syndax Pharmaceuticals, Inc., Tetraphase Pharmaceuticals, Inc. and Zogenix, Inc. Our peer group was recommended by Radford and approved by the Compensation Committee. The fiscal 2018 peer group did not include the following eight companies used in the fiscal 2017 peer group: Aerie Pharmaceuticals, Inc., CEL-SCI Corporation, Celsion Corporation, Cytori Therapeutics, Inc., Hemispherx BioPharma, Inc., Imprimis Pharmaceuticals, Inc., Vermillion, Inc. and Vical Incorporated, each of which no longer had a business or a financial profile comparable to ours. The fiscal 2018 peer group added the following eight new comparator companies that were not used in the fiscal 2017 peer group: Akebia Therapeutics, Inc., ChemoCentryx, Inc., Clearside BioMedical, Inc., Edge Therapeutics, Ohr Pharmaceutical, Inc., Syndax Pharmaceuticals, Inc., Tetraphase Pharmaceuticals, Inc. and Zogenix, Inc.

Corporate Governance

We believe the following executive compensation practices and policies employed at EyePoint promote good corporate governance:

•

The Compensation Committee regularly reviews and assesses whether our compensation programs and policies create risks that are reasonably likely to have a material adverse effect on us. For fiscal 2018, the Compensation Committee determined that the risks associated with our compensation policies and practices were not reasonably likely to result in a material adverse effect on us.

•

Our insider trading policy prohibits our executive officers from engaging in short-term trades, short sales, hedging transactions, holding Company securities in a margin account or otherwise pledging our securities as collateral for a loan.

•	The Compensation Committee has engaged Radford as an independent executive compensation consultant.

•	As described further below, we have adopted stock ownership guidelines for our executive officers.

•	None of our Named Executive Officers are entitled to tax gross-ups under Sections 280G and 4999 of the U.S. Internal Revenue Code.

•	Our 2008 Incentive Plan, or the 2008 Plan, and our 2016 Long-Term Incentive Plan, or the 2016 Plan, prohibit repricing of stock options and stock appreciation rights without stockholder approval.

Say-on-Pay Feedback from Stockholders

The Board and the Compensation Committee value the opinions of our stockholders, and consider the outcome of the annual advisory stockholder vote on executive compensation when making future compensation decisions for our executive officers. At our 2017 annual meeting, approximately 75% of the vote of stockholders present in person or represented by proxy and voting at the meeting approved our advisory resolution regarding the compensation of our 2017 named executive officers. When making its fiscal 2019 compensation decisions and determining pay programs for fiscal 2019, the Compensation Committee considered this vote. The Compensation Committee continued its regular practice of evaluating the program to reflect continued linkage between pay and Company performance and carefully considered actual compensation payouts, seeking to provide compensation that follows our compensation philosophy and meets our compensation objectives described above. In light of all pertinent considerations, the Compensation Committee believes that our compensation programs embody a pay-for-performance philosophy that is well suited for these purposes.

Overview of Compensation Program

Employment Agreements

Nancy Lurker, who became our President and Chief Executive Officer on September 15, 2016, is employed under an employment agreement with us that provides for a minimum base salary, an annual cash bonus that may be earned based on the achievement of Company performance goals, eligibility for grants of equity incentives and severance payments as described further below under the section entitled “Termination-Based Compensation.” In addition, as an inducement to her hire, Ms. Lurker was awarded restricted stock units that are eligible to vest based on our total stockholder return relative to the total stockholder returns of the companies that comprise the Nasdaq Biotechnology Index, in each case, over a three-year performance period ending on September 14, 2019, and stock options that are eligible to vest in equal annual installments on each of the first four anniversaries of the grant date based on Ms. Lurker’s continued service with us.

Dario Paggiarino, who became our Vice President, Chief Medical Officer on August 1, 2016, is employed under an employment agreement with us that provides for a base salary, an annual cash bonus that may be earned based on the achievement of Company and individual performance goals and severance payments as described further below under the section entitled “Termination-Based Compensation.”

Leonard Ross, our Vice President, Finance and Chief Accounting Officer, is employed under an employment agreement with us that provides for a minimum base salary, an annual cash bonus that may be earned based on the achievement of Company and individual performance goals and severance payments as described further below under the section entitled “Termination-Based Compensation.”

Elements of Compensation

Our executive officers were provided with the following elements of compensation in fiscal 2018:

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

•

Annual Performance Bonuses are awarded by the Compensation Committee based on the Compensation Committee’s assessment of annual performance as guided by achievement of pre-established annual Company goals set by the Compensation Committee and individual performance goals for all executive officers other than the CEO, for whom annual performance is based solely on the achievement of corporate goals as the Compensation Committee believes that the CEO’s bonus should be based on her ability to lead us to achieve our corporate goals. The Compensation Committee intends that salary and target annual bonuses together will generally approximate the 50th percentile of our peers for total cash compensation. Bonuses are generally payable in cash, although the Compensation Committee retains the flexibility to pay bonuses in other forms. Bonuses are designed to reward executives for their contributions to our overall performance in a given year, to encourage executives to create and protect stockholder value, and to focus executives on short-term bonus objectives that are expected to have a positive impact on our success.

•

Long-Term Equity Incentive Compensation has historically been in the form of stock options granted annually under a plan approved by our stockholders. As part of fiscal 2018 compensation, the Compensation Committee also awarded RSUs and PSUs and may, in the future, award other equity incentives as part of our long-term equity incentive compensation. The Compensation Committee intends that over time annual long-term equity compensation will generally achieve approximately the 50th percentile of our peer group with the potential to be at up to approximately the 75th percentile in the case of outstanding individual and Company performance. The Compensation Committee compares the long-term equity incentive value of the annual grants to the long-term equity incentive value of the annual grants of the companies in our peer group, and the percentage that the annual grants represent of total EyePoint shares outstanding compared to the percentage that the annual grants of the companies in our peer group represent of the total shares outstanding of such companies. The Compensation Committee also considers the annual and cumulative equity plan dilution against the companies in our peer group to evaluate whether overall equity usage is competitive and reasonable. The Compensation Committee may also consider the amount and monetary value of current equity awards outstanding, the number of equity award grants made in prior years, Company and individual performance, the percentage of outstanding capital stock represented by grants, the market value of our stock and competitive and other factors. Our long-term equity incentive compensation awards are designed and structured to align our executive officers’ long-term interests with those of our stockholders. Because stock options have an exercise price equal to or greater than the share price on the date of grant, they have value only when the value of our stock increases. Therefore, our executives only receive value for stock options as value is created for our stockholders. Further, because our stock options typically have a ten-year term, they provide incentives for sustained long-term performance. Our equity awards are subject to time and service-based vesting conditions, which are intended to serve as an important retention and motivation device. The Compensation Committee has also, for some equity award grants, made vesting contingent on the achievement of performance conditions.

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

Fiscal 2018 Executive Compensation

Compensation for our Named Executive Officers with respect to fiscal 2018 was as follows:

•

Fiscal 2018 Base Salary and Target Bonuses. For fiscal 2018, the Compensation Committee targeted base salary and total compensation of our Named Executive Officers around the 50th percentile in relation to our peer group but limited by a maximum increase of 3% from fiscal 2017 base salaries except in the case of outstanding performance or in connection with promotions. The Compensation Committee approved the following increases in the base salaries of our Named Executive Officers for fiscal 2018: (i) Ms. Lurker’s base salary was increased to $545,900, an increase of 3.0% from her fiscal 2017 base salary; (ii) Dr. Paggiarino’s base salary was increased to $396,550, an increase of 3.0% from his fiscal 2017 base salary, and (iii) Mr. Ross’s base salary was increased to $283,923, an increase of 8% from his fiscal 2017 base salary, which included a 3% increase from Mr. Ross’s fiscal 2017 base salary and an additional 5% increase in connection with his promotion, effective July 1, 2017, to the position of Vice President, Finance and Chief Accounting Officer. The Compensation Committee set fiscal 2018 target bonus percentages at 55% for Ms. Lurker, 35% for Dr. Paggiarino and 35% for Mr. Ross.

•

Fiscal 2018 Annual Performance Bonus. The Compensation Committee determines the annual bonuses using corporate goals for all Named Executive Officers and individual performance assessments for each Named Executive Officer other than the CEO. Ms. Lurker’s target bonus opportunity is based solely on the corporate performance score because the Compensation Committee believes that the CEO’s bonus should be based on her ability to lead us to achieve our corporate goals. For each other Named Executive Officer, the target bonus opportunity is weighted 75% for corporate goals and 25% for individual performance.

Each corporate goal includes a minimum, target and maximum performance level and is assigned a percentage weighting as a portion of the overall bonus potential. The fiscal 2018 corporate goals and weightings were approved by the Compensation Committee with input from the CEO and other executive officers. The Compensation Committee set the fiscal 2018 corporate goals to motivate our Named Executive Officers to focus on, and achieve, our corporate strategic goals. These corporate goals were set with a reasonable level of difficulty that required our Named Executive Officers to perform at a high level in order to meet the target levels, and the likelihood of attaining even the minimum goals was not assured.

Each goal was eligible for a potential score on a performance scale of 0 to 5 depending on level of performance, as determined by the Compensation Committee, with scores at 0 and 1 for no achievement of the performance goals, 2 for achievement of minimum-level performance, 3 for achievement of target-level performance and 4 and 5 for achievement of above-target-level performance, with interpolation between these scores as determined by the Compensation Committee. The score for each goal contributed to a weighted average score based on the goal weighting percentages below. For fiscal 2018, the Compensation Committee determined that the weighted average score should generally result in a payout percentage of the target bonus amount as follows:

Weighted Average Score	Payout Level (% of Target Amount)
0	0%
1	0%
2	50%
3	100%
4	110%
5	120%

These goals and weightings serve to guide the Compensation Committee in determining the amount of the bonus based on its determination of the level of performance for each goal. The Compensation Committee may exercise discretion and take into account mitigating circumstances and may adjust the scores for the performance goals. This discretion was exercised in fiscal 2018 as described below.

The following table summarizes the fiscal 2018 corporate goals, their respective weightings and the performance score as determined by the Compensation Committee:

Corporate Goals	Goal Weighting	Performance Score
FDA acceptance of YUTIQ NDA for review by Q3 FY 2018	25%	3.0
Commence GLP tox/PK study of short acting YUTIQ by Q1 FY 2018	15%	5.0
Pass mock pre-approval inspection by Q3 FY 2018	15%	3.0
Phase 2 Knee Osteoarthritis – first IRB approval by Q4 FY 2018	5%	0.0
File two patent applications with patent protection to at least 2030, or in-license new technology with patent protection to at least 2028	10%	5.0
Develop full commercialization plan for YUTIQ 3-year uveitis and begin execution by Q4 FY 2018	10%	5.0
FYE 2018 cash position / access to capital	10%	5.0
Monetization of non-strategic assets through licensing / collaboration	10%	5.0

Using the above predetermined weightings, the weighted average score based on the Compensation Committee’s assessment of corporate goal performance was 3.9 out of 5.0. Based on the above payout percentage scale, this score resulted in a corporate performance achievement of 109%. Based upon the significant transformation of the Company during fiscal 2018, which was not contemplated by the fiscal 2018 corporate goals, including the acquisition of Icon Bioscience, Inc. and its FDA-approved DEXYCU product, as well as the initial build-out of the sales, marketing and medical affairs infrastructure in preparation for an expected commercial launch in the first half of calendar year 2019, the Compensation Committee determined to award an overall corporate performance achievement score of 125% for fiscal 2018.

The target bonus payout established for Ms. Lurker for fiscal 2018 was 55% of her annual base salary. Based on the corporate performance score of 125% and her target bonus payout of 55%, Ms. Lurker received a fiscal 2018 annual bonus of $375,306, equal to approximately 68.7% of her fiscal 2018 base salary.

The target bonus payout established for Dr. Paggiarino for fiscal 2018 was 35% of his annual base salary, weighted 75% towards corporate goals and 25% towards individual performance. The CEO recommended, and the Compensation Committee approved, an individual performance score of 105% for Dr. Paggiarino due to his having met or exceeded all of his individual performance goals. Further, Dr. Paggiarino was instrumental in the medical and scientific due diligence related to the Icon transaction. Based on the corporate performance score of 125% weighted 75%, his individual performance score of 105% weighted 25% and his target bonus payout of 35%, Dr. Paggiarino received a fiscal 2018 annual bonus of $166,551, equal to approximately 42.0% of his fiscal 2018 base salary.

The target bonus payout established for Mr. Ross for fiscal 2018 was 35% of his annual base salary, weighted 75% towards corporate goals and 25% towards individual performance. The CEO recommended, and the Compensation Committee approved, an individual performance score of 105% for Mr. Ross due to his having met or exceeded all of his individual performance goals, including having devoted extensive time and effort to the accounting for the Icon transaction and the associated equity and debt transactions. Based on the corporate performance score of 125% weighted 75%, his individual performance score of 105% weighted 25% and his target bonus payout of 35%, Mr. Ross received a fiscal 2018 annual bonus of $119,248, equal to approximately 42.0% of his fiscal 2018 base salary.

One-Time Retention Bonus. A One-Time Retention Bonus was awarded by the Compensation Committee to Mr. Ross on January 4, 2017 in the amount of $131,446, which was equal to 50% of Mr. Ross’s fiscal 2017 annual base salary. Pursuant to the terms of the retention bonus agreement with Mr. Ross, as of December 22, 2017, he was entitled to receive (a) an amount equal to $65,723, or one-half of the amount of the one-time retention bonus, in a cash lump sum (less applicable withholding and payroll taxes), which was paid to him in the last payroll cycle in December 2017, and (b) a grant of 62,892 restricted stock units, with the number of units determined as one-half of the amount of the one-time retention bonus divided by the $1.045 closing price of our common stock on December 22, 2017. The restricted stock units will vest on December 22, 2018, which is the first anniversary of the grant date, and will be subject to the terms and conditions of our 2016 Plan and the applicable award agreement issued to Mr. Ross.

One-Time Transaction Bonus. Mr. Ross was awarded a one-time bonus in April 2018 in connection with the consummation of the acquisition of Icon Bioscience, Inc.

Long-Term Equity Incentive Compensation Granted for Fiscal 2018. Radford recommended to the Compensation Committee that consideration be given to utilizing a combination of stock options and restricted stock units for our fiscal 2018 long-term equity compensation awards in order to better manage the share pool under the 2016 Plan based on the relative values associated with restricted stock units compared to stock options. Although our long-term equity compensation awards have historically been in the form of stock options, in light of Radford’s recommendations, the Compensation Committee granted a combination of time and service-based stock options, time and service-based restricted stock units and performance stock units in fiscal 2018 at the 50th percentile of the fiscal year market consensus (as determined by Radford) for each of our Named Executive Officers, summarized as follows:

Name	Stock Option Awards (1)	Restricted Stock Unit Awards (2)	Performance Stock Unit Awards (3)
Nancy Lurker	240,000	120,000	115,000
Dario Paggiarino	60,000	30,000	25,000
Leonard S. Ross	35,000	20,000	30,000

(1)

The stock options were granted at an exercise price of $1.77 per share, the closing price of our common stock at June 27, 2017, the date of grant, and vest in equal installments on each of the first three anniversaries of the date of grant.

(2)	The RSU awards vest in equal installments on each of the first three anniversaries of the date of grant.
(3)

The performance conditions associated with the PSU awards are as follows: (a) for one third of the PSUs, upon an FDA acceptance of our NDA submission of YUTIQ for review on or before March 31, 2018 and (b) for two-thirds of the PSUs, upon an FDA approval of YUTIQ on or before March 31, 2019. For each performance condition that is achieved, 50% of the underlying stock units that are associated with that performance condition will vest at the achievement date and 50% will vest on the first anniversary of such date, subject to the executive officer’s continued employment with us through the applicable vesting date. The first performance condition was achieved on March 19, 2018.

Fiscal 2019 Base Salary, Bonus Target and Long-Term Equity Incentive Compensation

In March 2018, the Compensation Committee engaged Radford to conduct a new benchmarking study for fiscal 2019. In June 2018, following a review and analysis of our executive compensation program, Radford presented the Compensation Committee with a report and recommendations on executive compensation for fiscal 2019. Radford’s recommendations included a market analysis of base salaries, total cash compensation and equity compensation relative to a market consensus, or FY2019 Market Consensus, based on the peer group discussed below as well as peer data derived from the published Radford Global Life Sciences Survey representing public biopharmaceutical companies with fewer than 200 employees and less than $500 million in revenue, weighted equally. The Compensation Committee used Radford’s recommendations as a starting point to consider market competitiveness and ultimately set compensation after also considering individual and Company performance.

The peer group selected by the Compensation Committee for fiscal 2019 was composed of 16 public, biopharmaceutical companies selected based on a comparable business and financial profile to us, including stage of development, employee size and market value. The fiscal 2019 peer group, which had a median market cap of $237 million and median annual revenues of $19 million, included AcelRx Pharmaceuticals Inc., Alimera Sciences, Inc., ArQule, Inc., BioDelivery Sciences International, Inc., Clearside BioMedical, Inc., Corium International Inc., Cumberland Pharmaceuticals Inc., CytRx Corporation, DURECT Corporation, Neos Therapeutics Inc., Ocular Therapeutix, Inc., Omeros Corporation, Osiris Therapeutics, Inc., Paratek Pharmaceuticals Inc., Tetraphase Pharmaceuticals, Inc. and Trevena, Inc. Our peer group was recommended by Radford and approved by the Compensation Committee. The fiscal 2019 peer group did not include the following nine companies used in the fiscal 2018 peer group: Akebia Therapeutics, Inc., Anthera Pharmaceuticals, Inc., ChemoCentryx, Inc., Edge Therapeutics Inc., Ohr Pharmaceutical, Inc., Proteon Therapeutics, Inc., Suneis Pharmaceuticals, Inc., Sydax Pharmaceuticals Inc. and Zogenix, Inc., each of which no longer had a business or a financial profile comparable to ours. The fiscal 2019 peer group added the following six new comparator companies that were not used in the fiscal 2018 peer group: AcelRx Pharmaceuticals Inc., Corium International Inc., Neos Therapeutics Inc., Omeros Corporation, Osiris Therapeutics, Inc. and Trevena, Inc.

For fiscal 2019, the Compensation Committee targeted base salary and total compensation of our executive officers around the 50th percentile of the FY2019 Market Consensus but limited by a maximum increase of 3% from fiscal 2018 base salaries except in the case of outstanding performance or in connection with promotions. The Compensation Committee approved the following increases in the base salaries of our Named Executive Officers for fiscal 2019: (i) Ms. Lurker’s base salary was increased to $562,277, an increase of 3.0% from her fiscal 2018 base salary; (ii) Dr. Paggiarino’s base salary was increased to $408,447, an increase of 3.0% from his fiscal 2018 base salary; and (iii) Mr. Ross’s base salary was increased to $292,441, an increase of 3.0% from his fiscal 2018 base salary. The Compensation Committee set fiscal 2019 target bonus percentages at 55% for Ms. Lurker, 40% for Dr. Paggiarino and 35% for Mr. Ross.

Consistent with fiscal 2018, Radford recommended that consideration be given to utilizing a combination of stock options and restricted stock units for our fiscal 2019 long-term equity incentive compensation awards. In light of Radford’s recommendations, the Compensation Committee granted a combination of (i) time and service-based stock options and (ii) time and service-based restricted stock units at the 50th percentile of the FY2019 Market Consensus for each of our Named Executive Officers, summarized as follows:

Name	Stock Option Awards (1)	Restricted Stock Unit Awards (2)
Nancy Lurker	540,000	135,000
Dario Paggiarino	170,500	42,600
Leonard S. Ross	99,360	24,840

(1)

The stock options were granted at an exercise price of $2.04 per share, the closing price of our common stock on June 14, 2018, the date of grant, and vest in equal annual installments on each of the first three anniversaries of the date of grant.

(2)	The RSU awards granted on June 14, 2018 vest in equal annual installments on each of the first three anniversaries of the date of grant.

Termination-Based Compensation

Pursuant to their employment agreements, Ms. Lurker, Dr. Paggiarino and Mr. Ross are entitled to severance payments in certain circumstances described below under the section entitled “Potential Payments upon Termination or Change in Control.” We believe that it is important to define the relative obligations of us and our Named Executive Officers upon a termination of employment, including obtaining protection against competition and solicitation, and that severance protections assist in attracting and retaining high quality executives and in keeping them focused on their responsibilities.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, or Section 162(m), generally disallows a tax deduction for individual compensation in excess of $1.0 million in any taxable year paid to a publicly held corporation’s “covered employees.” Prior to the enactment of the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, or the TCJA, a publicly held corporation’s covered employees included its chief executive officer and three other most highly compensated executive officers (other than the chief financial officer), and certain “performance-based compensation” was excluded from the $1.0 million cap. The TCJA made certain changes to Section 162(m), effective for taxable years beginning after December 31, 2017. These changes include, among others, expanding the definition of “covered employee” to include the chief financial officer and repealing the performance-based compensation exception to the $1.0 million cap, subject to a transition rule for remuneration provided pursuant to a written binding contract which was in effect on November 2, 2017, and which was not modified in any material respect on or after that date. Our Board and Compensation Committee may take into consideration the potential deductibility of the compensation payable under our compensation programs as one of the factors to be considered when establishing and administering these programs. Our 2008 Plan and our 2016 Plan were intended to permit awards that comply with the Section 162(m) exception for qualifying performance-based compensation (prior to the repeal of such exception by the TCJA). However, our Board or Compensation Committee may, in their judgment, authorize compensation payments that may be limited as to tax deductibility when they believe that such payments are appropriate to attract and retain executive talent. Our Board and Compensation Committee regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

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

Owned shares as well as shares underlying vested stock options, to the extent such options are “in-the-money” and unvested restricted shares (including performance shares) are counted towards meeting the guidelines.

All executive officers have five years from the later of the effective date of these guidelines and the date of their appointment as a Section 16 officer to meet these guidelines, and their stock ownership is reviewed annually by the Compensation Committee. For Ms. Lurker, Dr. Paggiarino and Mr. Ross, the compliance deadline is September 15, 2021, August 1, 2021 and September 25, 2020, respectively, but we expect the target stock ownership levels will likely be achieved before then.

10b5-1 Plans

Each of our executive officers is required to receive the permission of our Chief Compliance Officer prior to entering into any transactions in our securities. Generally, trading is permitted only during announced trading windows. Employees subject to trading restrictions, including our Named Executive Officers, may enter into trading plans under Rule 10b5-1 of the Exchange Act, provided the plans are entered into during an open trading window and approved by our Vice President, Finance (or, in the event our Vice President, Finance is seeking approval of a 10b5-1 trading plan, the Chief Executive Officer). None of our executive officers currently has a 10b5-1 plan in effect. In the future, one or more of our executive officers, and other future executive officers, may be parties to 10b5-1 plans.

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

Summary Compensation Table

The following table and footnotes provide additional information concerning the compensation of our Named Executive Officers for the fiscal years ended June 30, 2018, 2017 and 2016:

							Non-Equity
				Stock		Option	Incentive Plan	All Other
		Salary	Bonus ($)	Awards		Awards	Compensation	Compensation
Name and Principal Position	Year	($)	(1)	($) (2)		($) (3)	($) (4)	($) (5)	Total ($)
Nancy Lurker	2018	545,900	48,309	454,316	[6]	785,415	326,997	14,860	2,175,797
President and Chief Executive Officer	2017	421,622	—	725,000	[7]	715,920	299,152	25,470	2,187,164
Dario Paggiarino	2018	396,550	16,655	86,904	[8]	205,135	149,896	19,888	875,028
VP, Chief Medical Officer	2017	352,917	—	53,100	[9]	645,377	137,403	5,547	1,194,344
Leonard Ross	2018	283,923	92,648	116,395	[8]	119,544	107,323	15,443	735,276
VP, Finance and Chief Accounting Officer	2017	262,891	—	35,400	[9]	251,193	84,364	13,512	647,360
	2016	255,234	—	—		112,038	77,091	13,954	458,317

(1)

These amounts represent the discretionary annual bonus paid to each Named Executive Officer for fiscal year 2018 in excess of the amount earned by the executive based upon achievement of the applicable corporate goals for fiscal 2018 ($48,309 for Ms. Lurker, $16,655 for Dr. Paggiarino and $11,925 for Mr. Ross). As described above in the section entitled “Compensation Discussion and Analysis – Fiscal 2018 Executive Compensation – Fiscal 2018 Annual Performance Bonus,” the Compensation Committee determined to award an overall corporate performance achievement score of 125%, which was greater than the score that resulted from the achievement of the applicable corporate goals (109%), in recognition of the significant transformation of the Company during fiscal 2018. In accordance with SEC guidance, this excess amount is included in the “Bonus” column of the “Summary Compensation Table.”

The amount for Mr. Ross also includes (x) the $65,723 retention bonus paid to him in December 2017 and (y) the $15,000 bonus paid to him in April 2018 in connection with the acquisition of Icon Bioscience, Inc.

(2)

These amounts represent the aggregate grant date fair value of restricted stock unit awards and performance stock unit awards granted during the applicable fiscal year computed in accordance with FASB ASC Topic 718. For a more detailed discussion of the valuation model and assumptions used to calculate the fair value of each stock award, refer to Note 11 of the consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2018 filed on September 18, 2018. The grant date fair value is measured at the date of stockholder approval for stock awards granted to Ms. Lurker prior to our May 7, 2018 delisting from ASX, which approval was required by ASX Listing Rules, and at the date of Compensation Committee approval in the case of all other stock awards to our Named Executive Officers.

(3)

These amounts represent the aggregate grant date fair value of option awards granted during the applicable fiscal year computed in accordance with FASB ASC Topic 718. The grant date fair value of the option awards is estimated using the Black-Scholes option pricing model. For a more detailed discussion of the assumptions used to calculate the fair value of each option award, refer to Note 11 of the consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2018 filed on September 18, 2018. The grant date fair value is measured at the date of stockholder approval in the case of Ms. Lurker for option awards granted prior to our May 7, 2018 delisting from ASX, which approval was required under ASX Listing Rules, and at the date of Compensation Committee approval in the case of all other option awards to our Named Executive Officers. The option award granted to Ms. Lurker in fiscal 2017 was an inducement grant in connection with her hire as President and Chief Executive Officer on September 15, 2016, which was granted outside of the 2008 Plan but is subject to the terms and conditions of the 2008 Plan.

(4)	These amounts represent the amount of the annual performance bonus earned by the Named Executive Officer for fiscal years 2018, 2017 and 2016, as applicable.
(5)

These amounts consist of 401(k) employer matching contributions, payment of group term life insurance premiums and, in the case of Ms. Lurker for 2017, payment of $5,000 of her personal legal fees associated with the negotiation of her employment agreement with us.

(6)

This amount includes the grant date fair value of 115,000 performance stock units that were granted to Ms. Lurker on June 27, 2017, which were subject to stockholder approval under the then applicable ASX listing rules. Accordingly, the grant date fair value of this award was measured in fiscal 2018 following the December 15, 2017 annual meeting of stockholders, at which time the first performance condition was determined to be probable of achievement. As a result, the grant date fair value for Ms. Lurker’s PSUs of $43,316 at December 15, 2017 has been included as a component of the total stock awards value for Ms. Lurker for fiscal 2018 in the above table. The maximum number of performance stock units that would be earned by Ms. Lurker upon satisfaction of the applicable service and performance-based vesting conditions is 115,000.

This amount also includes the grant date fair value of the service-based restricted stock units that were granted to Ms. Lurker on June 27, 2017, which were subject to stockholder approval under the then applicable ASX listing rules. Accordingly, the grant date fair value of this award was measured in fiscal 2018 following the December 15, 2017 annual meeting of stockholders and has been included as a component of the total stock awards value for Ms. Lurker for fiscal 2018 in the above table. The grant date fair value of this award ($135,600) was equal to the closing price of our common stock on the stockholder approval date ($1.13) multiplied by the number of service-based restricted stock units (120,000).

This amount also includes the grant date fair value of the service-based restricted stock units granted to Ms. Lurker on June 14, 2018 ($275,400), which is equal to the closing price of our common stock on the grant date ($2.04) multiplied by the number of restricted stock units granted to Ms. Lurker (135,000).

(7)

This amount includes the grant date fair value of the 300,000 market-based performance stock units granted to Ms. Lurker in fiscal 2017 as an inducement grant in connection with her hire as President and Chief Executive Officer on September 15, 2016, which units vest based upon a relative percentile rank of the 3-year change in the closing price of our common stock compared to that of the companies that make up the Nasdaq Biotechnology Index. The grant date fair value was estimated using a Monte Carlo valuation model and represents the probable outcome of the achievement of the applicable performance conditions as of the grant date. The number of market-based performance stock units that would be earned by Ms. Lurker if the maximum level of performance is achieved is 500,000.

(8)

These amounts include the grant date fair value of the service-based restricted stock units granted to Dr. Paggiarino and Mr. Ross on June 14, 2018 ($86,904 for Dr. Paggiarino and $50,673 for Mr. Ross), which is equal to the closing price of our common stock on the grant date ($2.04) multiplied by the number of restricted stock units granted to the Named Executive Officer (42,600 for Dr. Paggiarino and 24,840 for Mr. Ross).

The amount for Mr. Ross also includes the grant date fair value of the service-based restricted stock units granted to him on December 22, 2017 as part of his one-time retention bonus award ($65,722), which is equal to the closing price of our common stock on the grant date ($1.045) multiplied by the number of restricted stock units granted to Mr. Ross (62,892).

(9)

These amounts represent the grant date fair value of the service-based restricted stock units granted to Dr. Paggiarino and Mr. Ross on June 27, 2017 ($53,100 for Dr. Paggiarino and $35,400 for Mr. Ross), which was equal to the closing price of our common stock on the grant date ($1.77) multiplied by the number of restricted stock units granted to the Named Executive Officer (30,000 for Dr. Paggiarino and 20,000 for Mr. Ross).

Grants of Plan-Based Awards

The following table and footnotes provide information concerning grants of plan-based awards to our Named Executive Officers during the fiscal year ended June 30, 2018.

Name	Grant Date	Compensation Committee Approval Date	Estimated Future Payments Under Non-Equity Incentive Plan Awards		Estimated Future Payments Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($) (7)	Grant Date Fair Value of Stock and Option Awards ($) (8)
			Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Nancy Lurker (1)
Annual Incentive Plan (2)			300,245	360,294
Stock Options (3)	12/15/17	06/27/17							240,000	1.77	135,720
Stock Options (3)	06/14/18								540,000	2.04	649,695
Restricted Stock Units (5)	12/15/17	06/27/17							120,000		135,600
Restricted Stock Units (5)	06/14/18								135,000		275,400
Performance Stock Units (4)	12/15/17	06/27/17				115,000					43,316

Dario Paggiarino
Annual Incentive Plan (2)			138,793	166,551
Stock Options (3)	06/14/18								170,500	2.04	205,135
Restricted Stock Units (5)	06/14/18							42,600			86,904
Leonard Ross
Annual Incentive Plan (2)			99,373	119,248
Stock Options (3)	06/14/18								99,360	2.04	119,544
Restricted Stock Units (6)	12/22/17							62,892			65,722
Restricted Stock Units (5)	06/14/18							24,840			50,673

(1)

Although the Compensation Committee approved the grant of 240,000 stock options, 120,000 restricted stock units and 115,000 performance stock units for Nancy Lurker, our CEO and a member of our Board, on June 27, 2017, the grant date and the associated determination of the grant date fair value of each of these awards was December 15, 2017, the Annual Meeting date on which the awards were approved by our stockholders, as required of all awards granted to members of the Board pursuant to ASX listing rules. Because we delisted from ASX effective as of May 7, 2018, any awards granted by the Compensation Committee to Ms. Lurker after that date were not subject to these ASX listing rules requiring stockholder approval.

(2)

These amounts represent potential payouts under our annual performance bonus program with respect to fiscal 2018 performance. With respect to fiscal 2018, our Named Executive Officers were eligible to earn between 0% and 120% of their respective target bonus amounts based on the achievement of corporate performance goals and/or individual performance goals, as applicable. As described above in the section entitled “Compensation Discussion and Analysis—Fiscal 2018 Executive Compensation—Fiscal 2018 Annual Performance Bonus,” the Compensation Committee determined to award an overall corporate performance achievement score of 125%, which was greater than the score that resulted from the achievement of the applicable corporate goals (109%), in recognition of the significant transformation of the Company during fiscal 2018. This resulted in Ms. Lurker earning an annual performance bonus equal to 125% of her target bonus amount and each of Dr. Paggiarino and Mr. Ross earning an annual performance bonus equal to 120% of his respective target bonus amount. The annual performance bonus amounts earned by our Named Executive Officers for fiscal 2018, which are reflected in the “Bonus” and “Non-Equity Incentive Plan Compensation” columns of the “Summary Compensation Table” above, are as follows: (i) Ms. Lurker, $375,306; (ii) Dr. Paggiarino, $166,551; and (iii) Mr. Ross, $119,248.

(3)	These option awards vest in three equal annual installments, commencing on the first anniversary of the date of Compensation Committee approval.
(4)

These performance stock units (PSUs) awarded by the Compensation Committee to Ms. Lurker on June 27, 2017 were approved at the December 15, 2017 annual meeting of stockholders and, accordingly, the grant date fair value was measured as of such date. The performance conditions associated with the PSU awards are as follows: (a) for one third of the PSUs, upon FDA acceptance of our NDA submission of YUTIQ for review on or before March 31, 2018 and (b) for two-thirds of the PSUs, upon FDA approval of YUTIQ on or before March 31, 2019. For each performance criteria that is achieved, 50% of the underlying PSUs that are associated with that performance condition would vest at the achievement date and 50% would vest on the first anniversary of such date, subject to the executive’s continued employment with us through the applicable vesting date. The number in the “Target” column represents the number of PSUs granted to Ms. Lurker and is the number of PSUs that she would earn if the performance conditions are achieved and the service-based conditions are satisfied. The first performance condition was achieved on March 19, 2018.

(5)	These restricted stock unit awards vest in three equal annual installments, commencing on the first anniversary of the date of Compensation Committee approval.
(6)

This restricted stock unit award was granted on December 22, 2017, pursuant to the terms of a retention bonus agreement entered into with Mr. Ross on January 4, 2017, and vest one year from the date of grant.

(7)	The exercise price reflects the closing market price of our common stock on the date of Compensation Committee approval.
(8)

The grant date fair value of stock and option awards is calculated in accordance with FASB ASC Topic 718, including valuation at the date of stockholder approval in the case of Ms. Lurker for awards granted prior to our delisting from ASX and at the date of Compensation Committee approval in the case of all other awards to our Named Executive Officers.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

As described above in the section entitled “Compensation Discussion and Analysis—Overview of Compensation Program—Employment Agreements,” each of our Named Executive Officers is employed under an employment agreement. The employment agreements provide for annual base salaries, annual cash bonuses, discretionary stock option grants and/or other equity-based awards, as well as matching 401(k) contributions and participation in our medical, dental and life and disability insurance plans, both consistent with other U.S. employees. The employment agreements also provide for certain severance payments, as described further below under the section entitled “Termination-Based Compensation.”

We provide long-term equity incentive compensation to our employees and directors, including our Named Executive Officers, under our 2016 Plan. The purpose of this plan is to advance the interests of the Company by providing for the grant to participants of stock, stock-based awards and other incentive awards. The following types of awards may be granted under the 2016 Plan, subject to the limitations set forth in the plan: stock options; stock appreciation rights; restricted stock; unrestricted stock; stock units, including restricted stock units; performance awards; cash awards; and other awards that are convertible into or otherwise based on our common stock. In the past we granted inducement awards in fiscal 2017 to Ms. Lurker, which were granted outside of the 2008 Plan but which are governed by the terms of the 2008 Plan. The key terms of the equity awards granted to our Named Executive Officers in fiscal 2018 are described above in the sections entitled “Compensation Discussion and Analysis—Overview of Compensation Program—Fiscal 2018 Executive Compensation” and “Fiscal Year 2019 Base Salary, Bonus Target and Long-Term Equity Incentive Compensation.”

Outstanding Equity Awards at Fiscal Year-End

The following table and footnotes provide information concerning outstanding equity awards for our Named Executive Officers as of June 30, 2018:

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($) (9)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not yet vested ($) (9)
Name	Exercisable	Unexercisable
Nancy Lurker	212,500	637,500	(1)	3.63	09/15/26
	80,000	160,000	(1)	1.77	06/27/27
	—	540,000	(1)	2.04	06/14/28
									100,000	(7)	208,000
						234,167	(4)	487,067	76,667	(8)	159,467
Dario Paggiarino	57,500	172,500	(2)	3.93	08/01/26
	20,000	40,000	(2)	1.77	06/27/27
	—	172,500	(2)	2.04	06/14/28
						66,767	(5)	138,875	16,667	(8)	34,667
Leonard Ross	40,000	—		2.85	09/11/18
	5,000	—		1.81	06/25/19
	23,800	—		3.45	07/22/20
	25,000	—		5.05	07/21/21
	24,000	—		2.14	07/18/22
	40,000	—		3.51	07/23/23
	33,750	11,250	(3)	4.47	07/15/24
	20,000	20,000	(3)	4.09	07/23/25
	23,750	71,250	(3)	3.49	07/21/26
	11,666	23,334	(3)	1.77	06/27/27
	—	99,360	(3)	2.04	06/14/28
						106,066	(6)	220,617	20,000	(8)	41,600

(1)

Ms. Lurker’s unexercisable options vest and become exercisable as follows: 637,500 in three equal annual installments commencing September 15, 2018, 160,000 in two equal annual installments commencing June 27, 2019 and 540,000 in three equal annual installments commencing June 14, 2019.

(2)

Dr. Paggiarino’s unexercisable options vest and become exercisable as follows: 172,500 in three equal annual installments commencing August 1, 2018, 40,000 in two equal annual installments commencing June 27, 2019 and 172,500 in three equal annual installments commencing June 14, 2019.

(3)

Mr. Ross’s unexercisable options vest and become exercisable as follows: 11,250 on July 15, 2018, 20,000 in two equal annual installments commencing July 15, 2018, 71,250 in three equal annual installments commencing July 21, 2018, 23,334 in two equal annual installments commencing June 27, 2019 and 99,360 in three equal installments commencing June 14, 2019.

(4)

Ms. Lurker’s restricted stock units vest as follows: 80,000 in two equal annual installments commencing June 27, 2019, 135,000 in three equal annual installments commencing June 14, 2019 and 19,167 on March 19, 2019.

(5)

Dr. Paggiarino’s restricted stock units vest as follows: 20,000 in two equal annual installments commencing June 27, 2019, 42,600 in three equal annual installments commencing June 14, 2019 and 4,167 on March 19, 2019.

(6)

Mr. Ross’s restricted stock units vest as follows: 13,334 in two equal annual installments commencing June 27, 2019, 24,840 in three equal annual installments commencing June 14, 2019, 62,892 on December 22, 2018 and 5,000 on March 19, 2019.

(7)

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

(8)

Reflects the number of performance stock units (PSUs) held by Ms. Lurker, Dr. Paggiarino and Mr. Ross that would become vested if the applicable service and performance-based vesting conditions are achieved. The performance condition associated with these PSUs was FDA approval of YUTIQ three-year uveitis on or before March 31, 2019. Upon the subsequent achievement of this performance condition, 50% of these PSUs vested on October 12, 2018, and 50% will vest on the first anniversary of such date, subject to the Named Executive Officer’s continued employment with us through the applicable date.

(9)	The market price of unvested and unearned stock awards is calculated based on the closing price of our common stock at June 30, 2018 of $2.08, as reported on the Nasdaq Global Market.

Option Exercises and Stock Vested

The following table sets forth information regarding the number and value of stock options exercised and stock awards acquired on vesting during fiscal 2018 for each of our Named Executive Officers.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Nancy Lurker	—	—	59,166	96,633
Dario Paggiarino	—	—	14,166	23,433
Leonard Ross	—	—	11,666	18,199

(1)	Value realized on vesting of stock awards is calculated based on the closing market price of the common stock on the vesting date.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Non-qualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Potential Payments upon Termination or Change in Control

Our Named Executive Officers have employment agreements with us that provide for potential payments in connection with termination by us without cause or their resignation for good cause. If the severance provisions in these contracts had been triggered on June 30, 2018, each such Named Executive Officer would have been entitled to payments in the following amounts:

Triggering Event / Payment	Nancy Lurker ($) (1,2,3,4)	Dario Paggiarino ($) (1,2,3,4)	Leonard Ross ($) (1,2,3,4)
Termination without Cause / Constructive Termination
Salary	545,900	396,550	212,942
Bonus	300,245	138,793	119,248
Medical / Dental / Life / Disability Insurance	24,936	25,860	28,419
Acceleration of Unvested Option Awards	32,000	8,473	4,941
Acceleration of Unvested Stock Awards	588,788	59,003	172,302

Total	1,491,869	628,679	537,852

Change in Control Followed by Termination
Salary	818,850	396,550	283,923
Bonus	450,368	138,793	203,612
Medical / Dental / Life / Disability Insurance	37,404	25,860	28,419
Acceleration of Unvested Option Awards	71,200	19,220	11,208
Acceleration of Unvested Stock Awards	1,111,067	138,875	220,617

Total	2,488,889	719,298	747,779

Change in Control without Termination
Salary	—	—	—
Bonus	—	—	—
Medical / Dental / Life / Disability Insurance	—	—	—
Acceleration of Unvested Option Awards	—	—	—
Acceleration of Unvested Stock Awards	513,000	—	—

Total	513,000	—	—

(1)

The above table assumes payments for one year or, solely for Ms. Lurker, 18 months for a termination of employment following a change of control, of medical, dental, vision, life and disability insurance premiums for Ms. Lurker, Dr. Paggiarino and Mr. Ross, and does not take into account potential increases in insurance premiums. The table also assumes that each of these executive officers would elect their current coverages under our employee benefit plans and would not obtain coverage from another employer. For purposes of quantifying medical, dental, vision, life and disability insurance benefits, we have applied the assumptions used for financial reporting purposes under generally accepted accounting principles.

(2)

The above table values the acceleration of unvested option awards using the spread between (i) the relevant option exercise price and (ii) the closing price of our common stock on Nasdaq on June 30, 2018, which was $2.08.

(3)

The above table assumes that the market-based performance stock units granted to Ms. Lurker will vest at the target performance level (i.e., that our total stockholder return, or TSR, percentile rank will be in the 75th percentile). The actual number of performance stock units that vest will be between zero and 500,000 units based on our TSR percentile rank determined as of Ms. Lurker’s termination of employment or the change of control, as applicable.

(4)	The above table values the acceleration of unvested stock awards using the closing price of our common stock on Nasdaq on June 30, 2018, which was $2.08.

The severance arrangements of each of Ms. Lurker, Dr. Paggiarino and Mr. Ross as of June 30, 2018 are further described in the following paragraphs.

Nancy Lurker

Termination of Ms. Lurker’s employment by us without “cause,” or by Ms. Lurker with “good cause” (as such terms are defined in her employment agreement), would require us to pay severance to Ms. Lurker. Upon any such termination (other than in connection with a “change of control” (as defined in Ms. Lurker’s employment agreement)), Ms. Lurker would be entitled to receive (i) base salary continuation for a period of 12 months from the date of termination, payable in accordance with our normal payroll practices, (ii) one times her annual target bonus, payable in equal installments during the period of base salary continuation under clause (i) above, and (iii) provided that Ms. Lurker timely elects COBRA continuation coverage for herself and her eligible dependents, a monthly amount that equals the portion of the monthly health premiums paid by us on behalf of her and her eligible dependents immediately preceding the date that her employment terminates until the earlier of the last day of the period of Ms. Lurker’s base salary continuation or the date that Ms. Lurker and her eligible dependents become ineligible for COBRA continuation coverage pursuant to applicable law or plan terms.

With respect to Ms. Lurker’s sign-on equity grant of 850,000 stock options, any unvested portion of the options held by Ms. Lurker immediately prior to her employment termination by us without cause or by Ms. Lurker with good cause that would have vested as of the second anniversary of her employment termination will vest upon any such termination, and such options would remain exercisable until the earlier of (1) three months thereafter and (2) the applicable option expiration date. Pursuant to the applicable award agreements, (x) with respect to all other stock options held by Ms. Lurker, any unvested portion that would have vested as of the first anniversary following the date of her termination by us without cause or by Ms. Lurker with good cause will vest upon any such termination, and such options would remain exercisable until the earlier of (i) three months thereafter and (ii) the applicable option expiration date; and (y) with respect to any unvested time-based restricted stock units held by Ms. Lurker that would have vested as of the first anniversary following the date of her termination of employment by us without cause or by Ms. Lurker with good cause, such units would vest upon any such termination.

In the event of any such termination that occurs within 60 days prior to, or within 18 months following a change of control, Ms. Lurker would be entitled to receive (i) base salary continuation for a period of 18 months, payable in accordance with our normal payroll practices, (ii) 1.5 times her annual target bonus, payable in equal installments during the period of base salary continuation under clause (i) above, and (iii) provided that Ms. Lurker timely elects COBRA continuation coverage for herself and her eligible dependents, a monthly amount that equals the portion of the monthly health premiums paid by us on behalf of her and her eligible dependents immediately preceding the date that her employment terminates until the earlier of the last day of the period of Ms. Lurker’s base salary continuation or the date that Ms. Lurker and her eligible dependents become ineligible for COBRA continuation coverage pursuant to applicable law or plan terms. In addition, upon any such termination following a change of control, any unvested portion of Ms. Lurker’s options and any unvested time-based restricted stock units would vest and the options would become exercisable upon such termination, and such options would remain exercisable until the earlier of (i) one year thereafter and (ii) the applicable option expiration date, provided, however, that with respect to Ms. Lurker’s sign-on equity grant of 850,000 stock options, pursuant to the applicable award agreement, such termination must occur within 24 months following a change of control. Termination by us for cause or by Ms. Lurker without good cause would not require us to pay any severance to Ms. Lurker.

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

Dario Paggiarino

If we terminate Dr. Paggiarino’s employment without “cause,” or if Dr. Paggiarino terminates his employment with us for “good cause” (as such terms are defined in his employment agreement), we are obligated to (i) pay Dr. Paggiarino’s base salary for a period of 12 months, payable in accordance with our then-current payroll practices, (ii) pay Dr. Paggiarino an amount equal to his annual target bonus, payable in equal installments during the period of base salary continuation under clause (i) above, and (iii) provided that Dr. Paggiarino timely elects COBRA continuation coverage for himself and his eligible dependents, pay Dr. Paggiarino a monthly amount that equals the portion of the monthly health premiums paid by us on behalf of him and his eligible dependents immediately preceding the date that his employment terminates until the earlier of the last day of the period of Dr. Paggiarino’s base salary continuation or the date that Dr. Paggiarino and his eligible dependents become ineligible for COBRA continuation coverage pursuant to applicable law or plan terms.

In addition to the severance benefits described above, if we terminate Dr. Paggiarino’s employment without cause or if Dr. Paggiarino terminates his employment with us for good cause, following, in each case, a change of control, as defined in Dr. Paggiarino’s employment agreement, any stock options or restricted stock held by Dr. Paggiarino at the time of such change of control and assumed or substituted in connection with such change of control, will, following his termination as described above, accelerate and vest in full and such options will remain exercisable until the earlier of the first anniversary of Dr. Paggiarino’s termination (or three months following such termination in the case of incentive stock options) and the last day of any applicable option term.

Pursuant to the applicable award agreements, (x) with respect to all options held by Dr. Paggiarino, any unvested portion that would have vested as of the first anniversary following the date of his termination of employment by us without cause or by Dr. Paggiarino with good cause would vest upon any such termination, and such options would remain exercisable until the earlier of (1) three months thereafter and (2) the applicable option expiration date; and (y) with respect to any unvested time-based restricted stock units held by Dr. Paggiarino that would have vested as of the first anniversary following the date of his termination of employment by us without cause or by Dr. Paggiarino with good cause, such units would vest upon any such termination. In addition, upon any such termination within 24 months of a change of control, (i) any unvested portion of Dr. Paggiarino’s options would vest and become exercisable upon such termination, and such options would remain exercisable until the earlier of (A) one year thereafter and (B) the applicable option expiration date and (ii) any unvested portion of Dr. Paggiarino’s time-based restricted stock units would vest upon any such termination.

Dr. Paggiarino’s right to receive the severance payments and benefits described above under his employment agreement is conditioned upon his execution and non-revocation of a separation agreement containing a general release of claims. Dr. Paggiarino’s employment agreement contains certain restrictive covenants, including non-disclosure of confidential information, assignment of rights to intellectual property, a non-competition covenant that runs for 12 months following his termination of employment for any reason, a non-solicitation covenant with respect to certain of our customers, vendors, suppliers and business partners that runs for 12 months following his termination of employment for any reason and a non-solicitation covenant with respect to our employees and independent contractors that runs for 12 months following his termination of employment.

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

Mr. Ross’s right to receive the severance payments and benefits described above under his employment agreement is conditioned upon his execution and non-revocation of a separation agreement containing a general release of claims. Mr. Ross is a party to an Employee Confidentiality, Proprietary Rights and Noncompetition Agreement with us, pursuant to which he is subject to certain restrictive covenants, including non-disclosure of confidential information, a non-recruitment of employees covenant that runs for two years following his termination of employment for any reason, and a non-competition covenant that runs for one year following his termination of employment for any reason.

Pursuant to the applicable award agreements, (x) with respect to all options held by Mr. Ross, any unvested portion that would have vested as of the first anniversary following the date of his termination of employment by us without cause or by Mr. Ross with good cause would vest upon any such termination, and such options would remain exercisable until the earlier of (1) three months thereafter and (2) the applicable option expiration date; and (y) with respect to any unvested time-based restricted stock units held by Mr. Ross that would have vested as of the first anniversary following the date of his termination of employment by us without cause or by Mr. Ross with good cause, such units would vest upon any such termination. In addition, upon any such termination within 24 months of a change of control, (i) any unvested portion of Mr. Ross’s options would vest and become exercisable upon such termination, and such options would remain exercisable until the earlier of (A) one year thereafter and (B) the applicable option expiration date and (ii) any unvested portion of Mr. Ross’s time-based restricted stock units would vest upon any such termination.

DIRECTOR COMPENSATION

The following table and footnotes provide information regarding the compensation paid to our non-executive directors for the fiscal year ended June 30, 2018:

Name	Fees Earned or Paid in Cash ($)	Option Awards($)(1)(3)	Stock Awards($)(1)(3)	All Other Compensation	Total ($)
David J. Mazzo	80,594	45,898	36,024	—	162,516
Michael Rogers	66,000	38,684	27,126	—	131,810
Douglas Godshall	54,000	38,684	27,126	—	119,810
Jay Duker	52,000	38,684	27,126	—	117,810
Kristine Peterson	52,000	95,332	13,001	—	160,333
Ronald W. Eastman	—	—	—	—	—
Göran Ando	725	90,767	—	—	91,492
James Barry (2)	44,286	9,826	14,125	—	68,237

(1)

The amounts in these columns reflect the grant date fair value as determined in accordance with FASB ASC Topic 718. The underlying valuation assumptions for equity awards are further disclosed in Note 11 of the audited financial statements filed with our Annual Report on Form 10-K for fiscal year 2018. Prior to the Company’s ASX delisting, which was effective as of May 7, 2018, equity awards granted to members of the Board required stockholder approval pursuant to ASX listing rules. Accordingly, the grant date fair values of the option awards and stock awards in the above table for each of Dr. Mazzo, Mr. Rogers, Mr. Godshall, Dr. Duker and Ms. Peterson include two years of equity awards – awards granted in June 2017 that were approved by our stockholders in December 2017 and awards granted in June 2018.

(2)

Upon Dr. Barry’s resignation from the Board effective May 7, 2018, the Board approved (i) an acceleration of the vesting of his unvested options and deferred stock units, both of which were scheduled to vest on June 27, 2018, and (ii) extended the exercise period of all of Dr. Barry’s outstanding stock options until May 7, 2019.

(3)	The following table shows the aggregate number of outstanding shares underlying outstanding options and deferred stock units held by our non-executive directors as of June 30, 2018:

Name	Outstanding Option Awards	Outstanding Stock Awards
David J. Mazzo	368,333	8,333
Michael Rogers	356,667	6,667
Douglas Godshall	206,667	6,667
Jay Duker	86,667	6,667
Kristine Peterson	106,667	6,667
Ronald W. Eastman	—	—
Göran Ando	80,000	—
James Barry	100,000	—

The compensation of our non-executive directors for fiscal 2018 was:

•	annual retainer fee of $60,000 for the Board chair and $40,000 for each other Board member;

•	annual retainer fee of $20,000 for the chair and $8,000 for each other member of the Audit Committee;

•	annual retainer fee of $12,000 for the chair and $6,000 for each other member of the Compensation Committee;

•	annual retainer fee of $8,000 for the chair and $4,000 for each other member of the Governance and Nominating Committee;

•	annual retainer fee of $8,000 for the chair and $4,000 for each other member of the Science Committee;

•	in the event a director attends more than twelve committee meetings, meeting attendance fees of $1,000 for each Board and committee meeting attended thereafter;

•	initial grant of an option to purchase 40,000 shares for a new director, which vests in three equal annual installments commencing on the first anniversary of the grant date; and

•

an annual grant (i) of an option to purchase 20,000 shares and an award of 17,500 deferred stock units to the Board chair; and (ii) an option to purchase 20,000 shares and an award of 12,500 deferred stock units to each other incumbent non-executive director. Annual grants vest on the first anniversary of the date of Compensation Committee approval of the award, subject to the director’s continued service on the Board through such date.

Ms. Lurker received no additional compensation for serving as a director. Mr. Eastman does not receive compensation for his serving as a director although he is entitled to seek reimbursement for reasonable expenses incurred in connection with his service on the Board and is entitled to the same benefits, including benefits under any director and officer indemnification or insurance policy maintained by us, as any other non-employee director of the Board.

In March 2018, the Compensation Committee engaged Radford to conduct a new director benchmarking study for fiscal 2019 following a review of our director compensation program. Radford presented the Compensation Committee with a report and recommendation on director compensation for fiscal 2019. Radford’s recommendations included a market analysis of cash and equity compensation based on the peer group discussed above in the section entitled “Compensation Discussion and Analysis,” with target total compensation around the 50th percentile. The Compensation Committee used Radford’s recommendation as a basis to set director compensation for fiscal 2019. The Board approved the following changes to cash and equity compensation for fiscal 2019 in line with our peer group in order to maintain competitiveness in attracting and retaining quality directors:

•	annual retainer fee of $15,000 for the chair and $7,500 for each other member of the Compensation Committee;

•	annual retainer fee of $10,000 for the chair and $5,000 for each other member of the Governance and Nominating Committee;

•	initial grant of an option to purchase 80,000 shares for a new director, which vests in three equal annual installments commencing on the first anniversary of the grant date; and

•

annual grants of options to purchase 50,000 shares for the Board chair and 40,000 shares for other non-executive directors, other than Mr. Eastman, subject to allowable allocations between stock options and deferred stock units utilizing relative values between each instrument determined in consultation with the Company’s compensation consultant. For fiscal 2019, that allocation was based on one deferred stock unit having an equivalent value to two stock options.

In June 2018, the Compensation Committee approved the following equity awards for fiscal 2019 to our non-executive directors, other than Mr. Eastman:

Name	Option Awards (#) (1,2,3)	Deferred Stock Unit Awards (#) (4)
David J. Mazzo	33,333	8,333
Michael Rogers	26,667	6,667
Douglas Godshall	26,667	6,667
Jay Duker	26,667	6,667
Kristine Peterson	66,667	6,667
Ronald W. Eastman	—	—
Göran Ando	80,000	—

(1)

Options to purchase 26,667 shares of common stock were granted to each non-executive director, other than Mr. Eastman, (33,333 to the Board Chair) with one-year cliff vesting from the date of Compensation Committee approval, subject to the director’s continued service on the Board through such date.

(2)

Options to purchase 40,000 shares of common stock were granted to Ms. Peterson as an adjustment to the prior year new director award granted to her based on the revised new director grant amount approved by the Board, with vesting of the incremental award in equal installments on each of the first two anniversaries of the Compensation Committee approval date.

(3)

Options to purchase 80,000 shares of common stock were granted as a new director grant to Dr. Ando, with vesting in equal installments on each of the first three anniversaries of the Compensation Committee approval date.

(4)

Deferred stock unit awards of 6,667 were awarded to each incumbent non-executive director (8,333 to the Board Chair) with one-year cliff vesting from the date of Compensation Committee approval, subject to the director’s continued service on the Board through such date. The shares of stock underlying any deferred stock units that become vested will be delivered to the director upon the earlier of (i) his or her termination of service on the Board and (ii) the occurrence of a “change of control” (as defined in the applicable award agreement) that constitutes a “change in the ownership or effective control of” the Company or “a change in the ownership of a substantial portion of the assets of” the Company, in each case as determined under Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations issued thereunder.

On September 6, 2018, the Compensation Committee approved an additional grant of 1,667 options to purchase common stock and 417 deferred stock units, each with one-year cliff vesting, to Dr. Mazzo in connection with Dr. Mazzo’s ceasing to serve as Board chair. On October 11, 2018, in consultation with our compensation consultant, the Compensation Committee awarded Dr. Ando an option to purchase 15,000 shares of common stock to reflect Dr. Ando assuming the role of Board chair. This incremental new director award will vest in equal annual installments over three years from the date of grant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership

At the close of business on October 22, 2018, there were 94,855,705 shares of our common stock issued and outstanding and entitled to vote. On October 25, 2018, the closing price of our common stock as reported on the Nasdaq Global Market was $2.27 per share.

The following table sets forth certain information relating to the beneficial ownership of our common stock as of October 22, 2018 by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;

•	each of our directors;

•	each of our Named Executive Officers; and

•	all of our current directors and executive officers as a group.

Unless otherwise indicated, the address for each of the beneficial owners listed below is: c/o EyePoint Pharmaceuticals, Inc., 480 Pleasant Street, Watertown, MA 02472, United States.

Beneficial Owner	Aggregate Number of Shares Beneficially Owned(1)		Percent of Shares Beneficially Owned
5% or Greater Beneficial Owner:
Essex Woodlands Healthcare Partners 21 Waterway Ave., #225 The Woodlands, TX 77380(2)	41,903,956	(3)	44.18%

Mark J Foley and Dana Foley Trustees, Foley Family Trust UA 4/10/02 (4) 5 Faxon Forest Atherton, CA 94027	5,059,288		5.33%

Directors and Executive Officers:
David J. Mazzo, Ph.D.	473,000		*
Nancy Lurker	659,200		*
Michael Rogers	342,500		*
Douglas Godshall	192,500		*
Ronald W. Eastman (2)	41,903,956	(3)	44.18%
Jay Duker, Ph.D.	59,166		*
Kristine Peterson	13,333		*
Göran Ando, M.D. (5)	—		*
John Landis, Ph.D. (6)	—		*
David Price (7)	—		*
Dario Paggiarino, M.D.	152,100		*
Leonard Ross	308,783		*
All current directors and executive officers as a group (12 persons)	44,104,538		45.59%

*	Represents holdings of less than 1% of our outstanding common stock

(1)

Reflects sole voting and investment power, except as indicated below. Includes shares of common stock that each of the following persons had the right to acquire on October 22, 2018 or within sixty (60) days thereafter through the exercise of stock options or for the issuance of common shares underlying the deferred stock units: Dr. Mazzo (352,500), Ms. Lurker (505,000), Mr. Rogers (342,500), Mr. Godshall (192,500), Dr. Duker (59,166), Ms. Peterson (13,333), Dr. Paggiarino (135,000) and Mr. Ross (291,966).

(2)

Based, in part, on information provided on a Schedule 13D filed jointly by EWHP, EWHP-A, Essex Woodlands Fund IX-GP, L.P., a Delaware limited partnership, or Essex IX Fund GP, Essex Woodlands IX, LLC, a Delaware limited liability company, or Essex IX General Partner, Martin P. Sutter, an individual, R. Scott Barry, an individual, Ronald W. Eastman, an individual, Petri Vainio, an individual and Steve Wiggins, an individual, each of which serve as a Manager and collectively as the Managers. Essex IX Fund GP is the general partner of each of EWHP and EWHP-A, and Essex IX General Partner is the general partner of Essex IX Fund GP. The Managers are each managers of Essex IX General Partner. Each of the Managers may be deemed to have shared voting and dispositive power with respect to the shares of common stock registered hereunder. Each of Essex IX Fund GP, Essex IX General Partner and the Managers, including Mr. Eastman, disclaims beneficial ownership of the shares held by EWHP and EWHP-A, except to the extent of any pecuniary interests therein. The principal address of EWHP, EWHP-A, Essex IX Fund GP, Essex IX General Partner and each of the Managers is 21 Waterway Avenue, Suite 225, The Woodlands, Texas 77380.

(3)	Consists of 40,283,255 shares of common stock held by EWHP and 1,620,701 shares of common stock held by EWHP-A.
(4)	Each of Mark J Foley, a natural person, and Dana Foley, a natural person, have voting and dispositive power over the shares of common stock.
(5)

Dr. Ando joined our Board on June 25, 2018. Dr. Ando did not hold any shares of our common stock as of October 22, 2018, nor did Dr. Ando have the right to acquire beneficial ownership of any shares of our common stock within sixty (60) days of October 22, 2018.

(6)

Dr. Landis joined our Board on October 25, 2018. Dr. Landis did not hold any shares of our common stock as of October 22, 2018, nor did Dr. Landis have the right to acquire beneficial ownership of any shares of our common stock within sixty (60) days of October 22, 2018.

(7)

Mr. Price joined the Company as Chief Financial Officer on August 1, 2018. Mr. Price did not hold any shares of common stock as of October 22, 2018, nor did Mr. Price have the right to acquire beneficial ownership of any shares of our common stock within sixty (60) days of October 22, 2018.

The following table sets forth information regarding our equity compensation plans as of June 30, 2018.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted average Exercise Price of Outstanding Options, Warrants and Rights(4)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	8,985,042	(1)	$2.89	1,497,528
Equity compensation plans not approved by security holders (2)	665,000	(3)	1.95	—

Total	9,650,042		$2.89	1,497,528

(1)	Consists of outstanding stock options, performance-based stock units, restricted stock units and deferred stock units to purchase 8,985,042 awards pursuant to our 2008 Plan and our 2016 Plan.

(2)

Our Board has not established any specific number of shares that could be issued without stockholder approval. Inducement grants to new key employees are determined on a case-by-case basis. Other than possible inducement grants, we expect all equity awards will be made under stockholder-approved plans.

(3)

In May 2018, we issued 665,000 inducement equity awards outside of the 2016 Plan in accordance with Nasdaq Listing Rule 5635(c)(4). The inducement equity awards were, upon the recommendation of the Compensation Committee of our Board, approved by our Board and were made as an inducement material to Leonard Blum’s acceptance of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4). Mr. Blum was our Executive Vice President and General Manager, U.S. Mr. Blum’s inducement awards consisted of two non-qualified stock option awards to purchase a total of 440,000 shares of common stock and performance stock units, or PSUs, entitling Mr. Blum to receive up to 225,000 shares of common stock based on the achievement of prescribed performance metrics determined by the Compensation Committee. The stock option to purchase 375,000 shares of common stock was to vest ratably on each of the first, second and third anniversaries of the date of grant, subject to the terms of grant. The stock option to purchase 65,000 shares of common stock was to vest on the first anniversary of the date of grant. The performance metrics associated with the PSU award were subject to measurement following the 3-year period ending June 30, 2021. Effective September 26, 2018, Mr. Blum ceased to be employed by us. Per the terms of his employment agreement with us and the applicable stock option award agreements, upon the cessation of Mr. Blum’s employment with us “without Cause” (as such term is defined in Mr. Blum’s employment agreement), any unvested portion of his stock option awards that would have vested had Mr. Blum continued his employment through the first anniversary of his employment vested immediately prior to his cessation of employment and remain exercisable until 5:00 P.M. Eastern Time on the last day of the three-month period commencing on the date of Mr. Blum’s cessation of employment. In addition, Mr. Blum’s employment agreement and our form of performance stock unit award agreement provides that Mr. Blum forfeited the unvested portion of his PSUs upon the cessation of his employment. Accordingly, (i) 125,000 shares of common stock underlying Mr. Blum’s first non-qualified stock option award and (ii) all 65,000 shares of common stock underlying Mr. Blum’s second non-qualified stock option award vested immediately prior to Mr. Blum’s cessation of employment, became immediately exercisable and remain exercisable until December 26, 2018. All of the shares of common stock underlying Mr. Blum’s PSUs were forfeited upon the cessation of his employment.

(4)

Performance-based stock units, restricted stock units and deferred stock units are not included in the weighted-average exercise price calculation because there is no exercise price associated with stock units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our Board has unanimously determined that Dr. Mazzo, Mr. Rogers, Mr. Godshall, Dr. Duker, Ms. Peterson, Mr. Eastman, Dr. Ando and Dr. Landis are independent under applicable standards of the SEC and Nasdaq. Ms. Lurker serves as our President and Chief Executive Officer. Each of the Audit Committee, the Compensation Committee, the Governance and Nominating Committee and the Science Committee is comprised entirely of independent directors.

Policy Regarding Transactions with Related Persons

We maintain a written “Policy Regarding Related Person Transactions.” Under this policy, the Audit Committee or, in time sensitive instances, the chair of the Audit Committee, has responsibility for reviewing and approving or ratifying any transaction in which we and any of our directors, director nominees, executive officers or 5% stockholders and their immediate family members are participants, or in which such persons have a direct or indirect material interest, as provided under SEC rules. In reviewing transactions, the committee or the chair considers all of the relevant facts and circumstances, and approves only those transactions that the committee or the chair in good faith determines to be in, or not inconsistent with, the best interests of us and our stockholders. Except as disclosed below, there were no such related-person transactions during fiscal 2018 and 2017.

Transactions with Related Persons

Equity Financings

On March 28, 2018, we entered into (i) the First Tranche Securities Purchase Agreement with two related parties, EWHP and EWHP-A, which we collectively refer to as the First Tranche Investors, pursuant to which we offered and sold to such investors an aggregate of 8,606,324 shares of our common stock, or the First Tranche Transaction, and (ii) the Second Tranche Securities Purchase Agreement with the First Tranche Investors and certain other accredited investors signatory thereto, which we collectively refer to as the Second Tranche Investors, pursuant to which we agreed to offer and sell, subject to the approval of our stockholders, an aggregate of up to approximately $25.5 million of units, which we refer to individually each as an Unit and collectively as the Units, with each Unit consisting of (a) one share of our common stock and (b) one warrant to purchase a share of our common stock. We refer to the issuance of the Units pursuant to the Second Tranche Securities Purchase Agreement as the Second Tranche Transaction. Our stockholders approved the sale and issuance of the Units on June 22, 2018 and we sold 20,184,224 Units to the Second Tranche Investors upon the closing of the Second Tranche Transaction on June 25, 2018.

The shares of our common stock sold to the First Tranche Investors pursuant to the First Tranche Securities Purchase Agreement were sold at a purchase price of $1.10 per share, which was the consolidated closing bid price of our common stock on the Nasdaq Global Market immediately preceding the execution of the First Tranche Securities Purchase Agreement. Each Unit sold upon the closing of the Second Tranche Transaction was sold at a purchase price of $1.265 per Unit.

Each of the warrants issued in the Second Tranche Transaction, which we refer to individually as a Second Tranche Warrant and collectively as the Second Tranche Warrants, were exercisable at any time on or prior to the close of business on September 28, 2018 (which was the 15th business day following the date on which the holders of the Second Tranche Warrants received written notice from us that the Centers for Medicare & Medicaid Services had announced that a new C-Code has been established for DEXYCU. On September 28, 2018, the Second Tranche Investors exercised all of the outstanding Second Tranche Warrants and we issued an aggregate of 20,184,224 shares of our common stock at an exercise price of $1.43 per share to the Second Tranche Investors.

Pursuant to the First Tranche Securities Purchase Agreement and the Second Tranche Securities Purchase Agreement, we issued an aggregate 24,485,283 shares of our common stock and 16,211,822 Second Tranche Warrants for aggregate gross proceeds of $29,608,762.30 to EWHP. Pursuant to the First Tranche Securities Purchase Agreement and the Second Tranche Securities Purchase Agreement, we issued an aggregate 985,107 shares of our common stock and 652,244 Second Tranche Warrants for aggregate gross proceeds of $1,191,237.61 to EWHP-A.

In connection with the First Tranche Transaction, we entered into a Registration Rights Agreement with the First Tranche Investors, or the First Tranche Registration Rights Agreement, effective as of the closing of the First Tranche Transaction. Pursuant to the First Tranche Registration Rights Agreement, the First Tranche Investors may require us to register their shares of common stock for resale on a registration statement filed with the SEC and such investors have the right to “piggyback” on certain of our registrations. The registration rights will terminate with respect to each First Tranche Investor on the date on which such investor ceases to beneficially own shares of our common stock or can sell all of its registrable shares without limitation pursuant to Rule 144 of the Securities Act of 1933, as amended.

In connection with the closing of the Second Tranche Transaction, we entered into that certain Second Registration Rights Agreement with the Second Tranche Investors, or the Second Tranche Registration Rights Agreement. Pursuant to the Second Tranche Registration Rights Agreement, we are required, within 30 days of the closing of the Second Tranche Transaction, to file a shelf registration statement with the SEC registering for resale the securities issued to the Second Tranche Investors in the Second Tranche Transaction and any securities issued pursuant to the First Tranche Securities Purchase Agreement that have not already been registered. We filed a registration statement registering for resale these securities on July 25, 2018.

Subsequent to the filing of this registration statement, we amended the Second Tranche Registration Rights Agreement which amendment extended the date by which we are required to have such registration statement declared effective by the SEC. Per the terms of the amended Second Tranche Registration Rights Agreement, the registration statement registering for resale the securities issued to the Second Tranche Investors in the Second Tranche Transaction and any securities issued pursuant to the First Tranche Securities Purchase Agreement that have not already been registered must be declared effective on or before November 5, 2018.

The brother of James Barry, a former member of our Board, served as a managing director of the First Tranche Investors at the time of the closing of the First Tranche Transaction. Dr. Barry’s brother was not involved in either the First Tranche Transaction or the Second Tranche Transaction nor did he receive any direct financial benefit from the closing of the First Tranche Transaction or the Second Tranche Transaction.

Two of our directors, Mr. Eastman and Dr. Ando, were appointed to the Board by the First Tranche Investors pursuant to the terms of the First Tranche Securities Agreement and the Second Tranche Securities Purchase Agreement, respectively. Mr. Eastman is a Managing Director of EW Healthcare Partners, which is an affiliate of the First Tranche Investors and Dr. Ando is a Senior Advisor to EW Healthcare Partners, which is an affiliate of the First Tranche Investors.

Lease Agreement

Effective June 11, 2018, we leased 1,381 square feet of incremental office space in Basking Ridge, New Jersey from Caladrius Biosciences Inc. David J. Mazzo, a member of our Board, is the President and Chief Executive Officer and a member of the board of directors of Caladrius Biosciences Inc. The lease term extends through May 2022. Base rent of $2,884 per month increases by $0.50 per square foot each year beginning June 1, 2019. During the period from inception through June 30, 2018 we incurred $1,923 of rent expense for this facility.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte & Touche LLP, or Deloitte, was our independent registered public accounting firm for fiscal 2018.

Accounting Fees and Services

The following table sets forth the total fees paid to Deloitte and its affiliates with respect to fiscal 2018 and 2017:

	Fiscal Year Ended June 30,
	2018	2017
	(In thousands)
Audit fees(1)	$488	$452
Audit-related fees(2)	45	—
Tax fees(3)	70	66
All other fees(4)	2	3

	$605	$521

(1)

Audit fees relate to professional services rendered in connection with the annual audit of our consolidated financial statements, reviews of the condensed consolidated financial statements performed in connection with each of our Quarterly Reports on Form 10-Q and the statutory audit of our wholly-owned United Kingdom subsidiary. Fiscal 2018 fees also included incremental professional services related to accounting for the acquisition of Icon Bioscience, Inc. and equity and debt transactions and issuance of a comfort letter in connection with our ATM program. Fiscal 2017 fees also include the audit of our internal controls over financial reporting, which was not required in fiscal 2018 as we were a non-accelerated filer under SEC rules for that year. In addition, $48,000 of comfort letter and Form S-8 consent fees for fiscal 2017 previously classified as Audit-related fees have been reclassified to Audit Fees in the above table to conform to 2018 classification based on prevailing guidance.

(2)

These are fees for assurance and related services that are reasonably related to performance of the audit and review of our financial statements, and which are not reported under “Audit fees”. These services in fiscal 2018 were related to due diligence activities in connection with the acquisition of Icon Bioscience, Inc. and equity and debt transactions.

(3)	Tax fees paid to Deloitte for fiscal 2018 and fiscal 2017 were related to the preparation of various corporate tax returns as well as tax advice.
(4)	All other fees relate to a subscription to Deloitte’s on-line accounting research database.

Our policies require the Audit Committee to pre-approve all audit and permitted non-audit services provided by the independent registered public accounting firm, including engagement fees and terms. The Audit Committee may delegate pre-approval authority to one or more of its members, who will report any pre-approval decisions to the full committee at its next scheduled meeting but may not delegate pre-approval authority to members of management. The Audit Committee may approve only those non-audit services classified as “all other services” that it believes to be routine and recurring services, to be consistent with SEC rules and to not impair the auditor’s independence with respect to us. The Audit Committee reviewed and pre-approved all audit services and permitted non-audit services performed during fiscal 2018 and 2017.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS

(a)(1)	Financial Statements

See “Index to Financial Statements” at Item 8 to the Initial Form 10-K.

(a)(2)	Financial Statement Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in our Consolidated Financial Statements or Notes thereto.

(a)(3)	Exhibits.

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

	Articles of Incorporation and By-Laws

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1

3.2	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	10-K	09/13/17	3.2

3.3	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	8-K	04/02/18	3.1

3.4	Certificate of Amendment of Certificate of Incorporation, as amended of EyePoint Pharmaceuticals, Inc.	8-K	06/27/18	3.1

3.5	By-Laws of EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	3.5

	Instruments Defining the Rights of Security Holders

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1

4.2	Warrant to Purchase Common Stock of pSivida Corp., issued March 28, 2018, to SWK Funding, LLC	8-K	03/29/18	4.1

4.3	Form of Warrant to Purchase Common Stock of EyePoint Pharmaceuticals, Inc.	8-K	06/27/18	4.1

4.4	Registration Rights Agreement, dated as of March 28, 2018, by and among pSivida Corp. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P.	8-K	03/29/18	10.3

4.5	Second Registration Rights Agreement, dated as of June 25, 2018, by and among EyePoint Pharmaceuticals, Inc. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P. and each other person identified on the signature pages thereto	8-K	06/27/18	10.1

	Material Contracts - Management Contracts and Compensatory Plans

10.1	Employment Agreement between pSivida Corp. and Nancy Lurker, dated September 15, 2016	10-Q	11/08/16	10.1

10.2	Amended and Restated Performance-Based Restricted Stock Unit Award Agreement, dated December 21, 2016, by and between pSivida Corp. and Nancy Lurker	8-K	12/23/16	10.1

10.3	Nonstatutory Stock Option Inducement Award granted to Nancy Lurker, subject to shareholder approval, with effect from September 15, 2016	10-Q	11/08/16	10.3

10.4	Employment Agreement between pSivida Corp. and Deb Jorn, dated November 2, 2016	10-Q	11/08/16	10.4

10.5	Amended and Restated Performance-Based Restricted Stock Unit Award Agreement, dated December 21, 2016, by and between pSivida Corp. and Deb Jorn	8-K	12/23/16	10.2

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

	Material Contracts - Management Contracts and Compensatory Plans (continued)

10.6	Nonstatutory Stock Option granted to Deb Jorn on November 2, 2016	10-Q	11/08/16	10.6

10.7	Employment Agreement, between pSivida Corp and Leonard S. Ross, dated December 17, 2010	8-K	12/21/10	10.1

10.8	Option Amendment Agreement, between pSivida Corp. and Leonard S. Ross, dated December 17, 2010	8-K	12/21/10	10.2

10.9	Retention Bonus Letter, dated January 5, 2017, by and between pSivida Corp. and Leonard Ross	8-K	01/10/17	10.1

10.10	Employment Agreement, between EyePoint Pharmaceuticals, Inc. and Dario Paggiarino, dated March 27, 2018	10-Q	05/10/18	10.7

10.11	Employment Agreement, dated August 1, 2018, by and between EyePoint Pharmaceuticals, Inc. and David Price	8-K	08/03/18	10.1

10.12	Employment Agreement, dated May 11, 2018, by and between EyePoint Pharmaceuticals, Inc. and Leonard Blum	10-K	09/18/18	10.12

10.13 +	Form of Stock Option Certificate for grants to executive officers under the EyePoint Pharmaceuticals, Inc. 2016 Long Term Incentive Plan, as amended	10-Q	02/08/18	10.1

10.14 +	Form of Deferred Stock Unit Award for grants to non-executive directors under the EyePoint Pharmaceuticals, Inc. 2016 Long Term Incentive Plan, as amended	10-Q	02/08/18	10.2

10.15 +	Form of Stock Option Award Agreement for Inducement grants to executive officers	10-K	09/18/18	10.15

10.16	2008 Equity Incentive Plan, as amended on November 19, 2009	10-K	09/10/15	10.6

10.17 +	Form of Stock Option Certificate for grants to executive officers under the pSivida Corp. 2008 Incentive Plan	8-K	09/10/08	10.1

10.18	pSivida Corp. 2016 Long Term Incentive Plan, as amended	10-Q	02/09/17	4.1

10.19 +	Form of Indemnification Agreement between EyePoint Pharmaceuticals, Inc. and its officers and directors	10-K	09/18/18	10.19

10.20	EyePoint Pharmaceutical Short Term Incentive Plan	10-K	09/18/18	10.20

10.21 +	Form of Restricted Stock Unit Award for grants to executive officers under the pSivida Corp. 2016 Long Term Incentive Plan, as amended	10-K	09/13/17	10.18

10.22 +	Form of Performance-Based Stock Unit Award for grants under the pSivida Corp. 2016 Long Term Incentive Plan, as amended	10-K	09/13/17	10.19

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

	Material Contracts - Leases

10.23	Lease Agreement between pSivida Corp. and Farley White Aetna Mills, LLC dated November 1, 2013	10-Q	11/13/13	10.1

10.24	First Amendment of Lease, dated February 6, 2014, between Farley White Aetna Mills, LLC and pSivida Corp.	10-K	09/18/18	10.24

10.25	Second Amendment of Lease, dated May 14, 2018, between Whetstone Riverworks Holdings, LLC and EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	10.25

	Material Contracts - License and Collaboration Agreements

10.26 #	Amended and Restated License Agreement between Control Delivery Systems, Inc. and Bausch & Lomb Incorporated dated December 9, 2003, as amended on June 28, 2005	20-F	01/18/06	4.12

10.27 #	Second Amendment to Amended and Restated License Agreement between pSivda US, Inc. and Bausch & Lomb dated August 1, 2009	10-K	09/25/09	10.13

10.28 #	Second Amended and Restated Collaboration Agreement by and between pSivida US, Inc. and Alimera Sciences, Inc. dated July 10, 2017	10-K	09/13/17	10.23

10.29 #	Amended and Restated Collaborative Research and License Agreement, dated as of June 14, 2011, by and among pSivida Corp, pSivida US, Inc., pSiMedica Limited and Pfizer, Inc.	10-K/A	12/27/11	10.13

10.30	Agreement, dated April 11, 2017, by and between pSivida Corp., pSiMedica Limited and Pfizer, Inc.	10-K	09/13/17	10.25

	Material Contracts - Other Agreements

10.31	At Market Issuance Sales Agreement, dated February 8, 2017, by and between pSivida Corp. and FBR Capital Markets & Co.	8-K	02/08/17	10.1

10.32	Securities Purchase Agreement, dated as of March 28, 2018, by and among pSivida Corp. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P.	8-K	03/29/18	10.1

10.33	Second Securities Purchase Agreement, dated as of March 28, 2018, by and among pSivida Corp. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P. and each other person identified on the signature pages thereto	8-K	03/29/18	10.2

10.34	Agreement and Plan of Merger, dated March 28, 2018, by and among pSivida Corp., Oculus Merger Sub, Inc., Icon Bioscience, Inc. and Shareholder Representative Services LLC	8-K	03/29/18	10.5

10.35	Credit Agreement, dated as of March 28, 2018, among pSivida Corp., SWK Funding LLC and the financial institutions party thereto from time to time as lenders	8-K	03/29/18	10.4

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

	Other Exhibits

21.1	Subsidiaries of EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	21.1

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP	10-K	09/18/18	23.1

31.1 (a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2 (a)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	09/18/18	32.1

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	09/18/18	32.2

101	The following materials from EyePoint Pharmaceuticals’ Annual Report on Form 10-K for the year ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2018 and 2017; (ii) Consolidated Statements of Comprehensive (Loss) Income for the years ended June 30, 2018, 2017 and 2016; (iii) Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2018, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2018, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.	10-K	9/18/18	101

#	Confidential treatment has been granted for portions of this exhibit
†	Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the U.S. Securities and Exchange Commission.
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

Date: October 29, 2018