Form 10-Q
period 2018-09-30
EyePoint Pharmaceuticals, Inc.
filed 2018-11-09
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

There were 94,855,705 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 5, 2018.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	September 30, 2018	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$55,764	$38,776
Accounts and other receivables	489	353
Prepaid expenses and other current assets	1,389	780

Total current assets	57,642	39,909
Property and equipment, net	320	253
Intangible assets, net	30,743	31,358
Restricted cash	150	150

Total assets	$88,855	$71,670

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,075	$2,940
Accrued expenses	3,343	3,723
Accrued development milestone	15,000	15,000

Total current liabilities	22,418	21,663
Long-term debt	17,463	17,309
Derivative liability	—	19,780
Other long-term liabilities	1,269	1,231

Total liabilities	41,150	59,983

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 150,000,000 shares authorized, 94,696,272 and 74,512,048 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively	95	74
Additional paid-in capital	443,671	374,766
Accumulated deficit	(396,899)	(363,991)
Accumulated other comprehensive income	838	838

Total stockholders' equity	47,705	11,687

Total liabilities and stockholders' equity	$88,855	$71,670

See notes to condensed consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended September 30,
	2018	2017
Revenues:
Collaborative research and development	$56	$140
Royalty income	430	245

Total revenues	486	385

Operating expenses:
Research and development	6,233	3,819
Sales and marketing	3,646	—
General and administrative	4,161	2,572

Total operating expenses	14,040	6,391

Operating loss	(13,554)	(6,006)
Interest and other income, net	129	23
Interest expense	(815)	—
Change in fair value of derivative liability	(18,886)	—

Net loss	$(33,126)	$(5,983)

Net loss per common share:
Basic and diluted	$(0.44)	$(0.15)

Weighted average common shares:
Basic and diluted	75,170	39,430

Net loss	$(33,126)	$(5,983)

Other comprehensive income:
Foreign currency translation adjustments	—	4

Other comprehensive income	—	4

Comprehensive loss	$(33,126)	$(5,979)

See notes to condensed consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Number of Shares	Par Value Amount
Balance at July 1, 2017	39,356,999	$39	$323,284	$(310,820)	$833	$13,336
Net loss	—	—	—	(5,983)	—	(5,983)
Other comprehensive income	—	—	—	—	4	4
Issuance of stock, net of issue costs	843,784	1	962	—	—	963
Stock-based compensation	—	—	681	—	—	681

Balance at September 30, 2017	40,200,783	$40	$324,927	$(316,803)	$837	$9,001

Balance at July 1, 2018	74,512,048	$74	$374,766	$(363,991)	$838	$11,687
Cumulative effect adjustment for adoption of new accounting principle	—	—	—	218	—	218
Net loss	—	—	—	(33,126)	—	(33,126)
Exercise of warrants	20,184,224	21	28,842	—	—	28,863
Settlement of derivative liability	—	—	38,666	—	—	38,666
Stock-based compensation	—	—	1,397	—	—	1,397

Balance at September 30, 2018	94,696,272	$95	$443,671	$(396,899)	$838	$47,705

See notes to condensed consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(33,126)	$(5,983)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization of intangible assets	615	182
Depreciation of property and equipment	43	39
Amortization of debt discount	154	—
Stock-based compensation expense	1,397	681
Change in fair value of derivative liability	18,886	—
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(529)	129
Accounts payable and accrued expenses	756	(972)
Deferred revenue	—	(40)
Deferred rent	38	(4)

Net cash used in operating activities	(11,766)	(5,968)

Cash flows from investing activities:
Purchases of property and equipment	(109)	(64)

Net cash used in investing activities	(109)	(64)

Cash flows from financing activities:
Proceeds from exercise of warrants	28,863	—
Proceeds from issuance of stock, net of issuance costs	—	963

Net cash provided by financing activities	28,863	963

Effect of foreign exchange rate changes on cash and cash equivalents	—	4

Net increase (decrease) in cash, cash equivalents and restricted cash	16,988	(5,065)
Cash, cash equivalents and restricted cash at beginning of period	38,926	17,048

Cash, cash equivalents and restricted cash at end of period	$55,914	$11,983

Supplemental cash flow information:
Cash interest paid	$583	$—

See notes to condensed consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Operations and Basis of Presentation

The accompanying condensed consolidated financial statements of EyePoint Pharmaceuticals, Inc. and subsidiaries (collectively, the “Company”) as of September 30, 2018 and for the three months ended September 30, 2018 and 2017 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (“fiscal 2018”). In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended June 30, 2018, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods indicated. The preparation of financial statements in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year or any future period.

The Company is a specialty biopharmaceutical company committed to developing and commercializing innovative ophthalmic products for the treatment of eye diseases. Following U.S. Food and Drug Administration (“FDA”) approval of DEXYCU™ and YUTIQ™, the Company is targeting the direct U.S. commercial launch of YUTIQ in the first quarter of calendar 2019 and DEXYCU in the first half of calendar 2019.

DEXYCU™ (dexamethasone intraocular suspension) 9%, approved by the FDA in February 2018 for the treatment of post-operative inflammation, is administered as a single dose at the end of ocular surgery and is the first long-acting intraocular product approved by the FDA for the treatment of post-operative inflammation. DEXYCU utilizes the Company’s proprietary Verisome® drug-delivery platform, which allows for a single injection that releases dexamethasone, a corticosteroid, over time. There are approximately four million cataract surgeries performed annually in the U.S. and the Company expects to launch DEXYCU in the U.S. in the first half of 2019 with a primary focus on its use following cataract surgery. The Company acquired DEXYCU in connection with its acquisition of Icon Bioscience, Inc. (“Icon”) in March 2018.

YUTIQ™, a non-erodible fluocinolone acetonide insert for the treatment of chronic non-infectious posterior uveitis affecting the posterior segment of the eye (chronic “NIPU”), was approved by the FDA on October 12, 2018. Injected into the eye in an office visit, YUTIQ is a micro-insert that delivers a micro-dose of a corticosteroid to the back of the eye on a sustained basis (zero order release) for approximately three years. YUTIQ is based on the Company’s proprietary Durasert™ sustained-release drug delivery technology platform, which can deliver drugs for predetermined periods of time ranging from months to years. NIPU is the third leading cause of blindness in the U.S. and is estimated to affect between 55,000 to 120,000 people. The Company expects to launch YUTIQ in the U.S. in the first quarter of calendar 2019.

ILUVIEN® for diabetic macular edema (“DME”), the Company’s lead licensed product, was also developed from the Durasert technology platform and is sold directly in the U.S. and several European Union (“EU”) countries by Alimera Sciences, Inc. (“Alimera”). Retisert®, one of the Company’s earlier generation products, was approved in 2005 by the FDA for the treatment of chronic NIPU and is sold in the U.S. by Bausch & Lomb Incorporated (“Bausch & Lomb”). The Company’s development programs are focused primarily on developing sustained release products that utilize its Durasert and Verisome technology platforms to deliver approved drugs to treat chronic diseases. The Company’s strategy includes developing products independently while continuing to leverage its technology platforms through collaborations and license agreements.

The Company has financed its operations primarily from sales of equity securities, issuance of debt and the receipt of license fees, milestone payments, research and development funding and royalty income from its collaboration partners. The Company has a history of operating losses and, to date, has not had significant recurring cash inflows from revenue. The Company’s anticipated recurring use of cash to fund operations in combination with no probable source of additional capital raises substantial doubt about its ability to continue as a going concern for one year from the issuance of its financial statements. The Company received proceeds of $28.9 million in late

September 2018 from the exercise of investor warrants (the “Second Tranche Warrants) (see Note 8) and had total cash and cash equivalents of $55.8 million at September 30, 2018. The Company believes that its cash and cash equivalents of $55.8 million at September 30, 2018, and expected proceeds from existing collaboration agreements, will enable the Company to maintain its current and planned operations (including continuation of its two Phase 3 clinical trials for YUTIQ and plans for the U.S. commercial launch of both DEXYCU and YUTIQ) into the second quarter of calendar year 2019. In order to extend the Company’s ability to fund its operations beyond then, management’s plans include obtaining additional equity financing and/or additional debt financing and/or, as applicable, reducing or deferring operating expenses. The timing and extent of the Company’s implementation of these plans is expected to depend on the amount and timing of cash receipts from existing or any future collaborations or other agreements and/or proceeds from any financing transactions. There is no assurance that the Company will receive significant revenues from its planned commercialization of DEXYCU or YUTIQ, or from its product license revenues under existing collaboration agreements or be able to obtain financing from any other sources.

Recently Adopted and Recently Issued Accounting Pronouncements

New accounting pronouncements are issued periodically by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as of the specified effective dates. Unless otherwise disclosed below, the Company believes that recently issued and adopted accounting pronouncements will not have a material impact on the Company’s financial position, results of operations and cash flows or do not apply to the Company’s operations.

The Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, with a date of initial application of July 1, 2018. As a result, the Company has updated its accounting policy for revenue recognition to reflect the new standard (see Note 2). The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s services and will provide financial statement readers with enhanced disclosures. The Company applied ASC 606 using the modified retrospective method. The cumulative effect of initially applying the new revenue standard resulted in a $218,000 reduction to the opening balance of accumulated deficit at July 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Based on the change in the Company’s fiscal year (see Note 14), ASU 2016-02 will become effective on January 1, 2019. A modified retrospective transition approach is required for lessee capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The standard aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the new guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, but not before an entity adopts the new revenue guidance. ASU 2018-07, which was early adopted on July 1, 2018, did not have a significant impact on the Company’s financial statements.

2. Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

Collaborative research and development revenue — The Company analyzes each element of its collaborative arrangements to determine the appropriate revenue recognition. The terms of the license agreement may include payment to the Company of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. The Company recognizes revenue from upfront payments at a point in time, typically upon fulfilling the delivery of the associated intellectual property to the customer.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

The Company recognizes sales-based milestone payments as revenue upon the achievement of the cumulative sales amount specified in the contract in accordance with ASC 606-10-55-65. For those milestone payments which are contingent on the occurrence of particular future events, the Company determined that these need to be considered for inclusion in the calculation of total consideration from the contract as a component of variable consideration using the most-likely amount method. As such, the Company assesses each milestone to determine the probability and substance behind achieving each milestone. Given the inherent uncertainty of the occurrence of these future events, the Company will not recognize revenue from the milestone until there is not a high probability of a reversal of revenue, which typically occurs near or upon achievement of the event.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of September 30, 2018.

Reimbursement of costs — The Company may provide research and development services and incur maintenance costs of licensed patents under collaboration arrangements to assist in advancing the development of licensed products. The Company acts primarily as a principal in these transactions and, accordingly, reimbursement amounts received are classified as a component of revenue to be recognized consistent with the revenue recognition policy summarized above. The Company records the expenses incurred and reimbursed on a gross basis.

Royalties — The Company recognizes revenue from license arrangements with its commercial partners’ net sales of products. Such revenues are included as royalty income. In accordance with ASC 606-10-55-65, royalties are recognized when the subsequent sale of the commercial partner’s products occurs. The Company’s commercial partners are obligated to report their net product sales and the resulting royalty due to the Company typically within 60 days from the end of each quarter. Based on historical product sales, royalty receipts and other relevant information, the Company accrues royalty revenue each quarter and subsequently determines a true-up when it receives royalty reports from its commercial partners. Historically, these true-up adjustments have been immaterial.

Feasibility Studies — The Company recognizes revenue over the term of the feasibility study agreement. Revenue recognition for consideration, if any, related to a license option right is assessed based on the terms of any such future license agreement or is otherwise recognized at the completion of the feasibility study agreement.

Please refer to Note 4 for further details on the license and collaboration agreements into which the Company has entered and corresponding amounts of revenue recognized during the current and prior year periods.

3. Acquisition of Icon Bioscience, Inc.

On March 28, 2018, the Company and its newly-created wholly-owned subsidiary, Oculus Merger Sub, Inc., acquired Icon, a specialty biopharmaceutical company, through a reverse triangular merger (the “Icon Acquisition”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) between the Company, Icon, and Shareholder Representative Services LLC (“SRS”), solely in its capacity as representative of Icon’s securityholders. The Icon Acquisition was accounted for as an asset acquisition because substantially all of the fair value of the gross assets acquired were deemed to be concentrated in a group of similar identifiable assets related to Icon’s lead product, DEXYCU. A portion of the Icon Acquisition was funded by an equity financing and a debt financing, both of which closed concurrently with the Icon Acquisition (see Notes 7 and 8).

Pursuant to the Merger Agreement, the Company made a closing payment of $15.0 million to SRS, net of an estimated $127,000 working capital adjustment, and is obligated to pay certain post-closing contingent cash payments upon the achievement of specified milestones and based upon certain net sales and partnering revenue standards, in each case subject to the terms and conditions set forth in the Merger Agreement. These include but are not limited to (i) a one-time development milestone of $15.0 million payable in cash upon the first commercial sale of DEXYCU in the U.S., (ii) sales milestone payments totaling up to $95.0 million upon the achievement of certain sales thresholds and subject to certain Centers for Medicare & Medicaid Services (“CMS”) reimbursement conditions set forth in the Merger Agreement, (iii) quarterly earn-out payments equal to 12% on net sales of DEXYCU in a given year, which earn-out payments will increase to 16% of net sales of DEXYCU in such year beginning in the calendar quarter for such year to the extent aggregate annual DEXYCU consideration exceeds $200.0 million in such year, (iv) quarterly earn-out payments equal to 20% of partnering revenue received by the Company for DEXYCU outside of the U.S., and (v) single-digit percentage quarterly earn-out payments with respect to net sales and/or partnering income, if any, resulting from future clinical development, regulatory approval and commercialization of any other product candidates the Company acquired in the Icon Acquisition.

The purchase price on the date of the Icon Acquisition was $32.0 million, comprising the closing consideration of $15.0 million, including the assumption of an estimated $127,000 of net current liabilities of Icon, the contingent development milestone payment of $15.0 million and transaction costs of approximately $2.0 million. Given the stage of development of DEXYCU, the Company determined these payments did not represent research and development costs. The contingent consideration in the form of sales milestones will be capitalized as additional intangible assets when any such consideration becomes probable and can be reasonably estimated. Sales-based royalty payments will be expensed as incurred.

The $32.0 million purchase price was allocated to a single finite-lived intangible asset with an expected amortization life of approximately 13 years. The intangible asset is being amortized on a straight-line basis over that period. The acquisition did not have a net tax impact due to a full valuation allowance against the acquired net deferred tax assets.

4. License and Collaboration Agreements

Alimera

Under a collaboration agreement with Alimera, as amended in March 2008 (the “Prior Alimera Agreement”), the Company licensed to Alimera the rights to develop, market and sell certain product candidates, including ILUVIEN for DME, and Alimera assumed all financial responsibility for the development of the licensed products. In addition, the Company was entitled to receive 20% of any net profits (as defined) on sales of each licensed product (including ILUVIEN) by Alimera, measured on a quarter-by-quarter and country-by-country basis. Alimera was entitled to recover 20% of previously incurred and unapplied net losses (as defined) for commercialization of each product in a country, but only by an offset of up to 4% of the net profits earned in that country each quarter, reducing the Company’s net profit share to 16% in each country until those net losses were recouped. In the event that Alimera sublicensed commercialization in any country, the Company was entitled to 20% of royalties and 33% of non-royalty consideration received by Alimera, less certain permitted deductions. The Company was also entitled to reimbursement of certain patent maintenance costs with respect to the patents licensed to Alimera.

On July 10, 2017, the Company entered into a further amended and restated collaboration agreement (the “Amended Alimera Agreement”), pursuant to which the Company (i) licensed its three-year NIPU product candidate (called YUTIQ in the U.S. and planned to be called ILUVIEN in Europe, the Middle East and Africa (“EMEA”)) to Alimera for the EMEA and (ii) converted the net profit share arrangement for each licensed product (including ILUVIEN) under the Prior Alimera Agreement to a sales-based royalty on a calendar quarter basis commencing July 1, 2017, with payments from Alimera due 60 days following the end of each quarter.

Sales-based royalties start at the rate of 2%. Commencing January 1, 2019, the sales-based royalty will increase to 6% on aggregate calendar year net sales up to $75 million and 8% in excess of $75 million. Alimera’s share of contingently recoverable accumulated ILUVIEN commercialization losses under the Prior Alimera Agreement, capped at $25 million, are to be reduced as follows: (i) $10.0 million was cancelled in lieu of an upfront license fee on the effective date of the Amended Alimera Agreement; (ii) for calendar years 2019 and 2020, 50% of earned sales-based royalties in excess of 2% will be offset against the quarterly royalty payments otherwise due from Alimera; (iii) on January 1, 2020, another $5 million will be cancelled, provided, however, that such date of cancellation may be extended under certain circumstances related to Alimera’s regulatory approval process for the ILUVIEN three-year NIPU product candidate, with such extension, if any, subject to mutual agreement by the parties; and (iv) commencing in calendar year 2021, 20% of earned sales-based royalties in excess of 2% will be offset against the quarterly royalty payments due from Alimera until such time as the balance of the original $25 million of recoverable commercialization losses has been fully recouped.

Following the completion of the Amended Alimera Agreement, the Company withdrew its previously filed EU marketing approval application and its EU orphan drug designation for YUTIQ, and Alimera was responsible for filing a Type II variation for ILUVIEN for the treatment of NIPU. In January 2018, Alimera received validation of a Type II variation submitted in December 2017 in all seventeen European countries in which it previously received regulatory approval for ILUVIEN for DME. If the variation is approved, Alimera plans to commercialize the indication for NIPU under its ILUVIEN trademark.

Revenue under the Prior Alimera Agreement and/or the Amended Alimera Agreement totaled $249,000 and $90,000 for the three months ended September 30, 2018 and 2017, respectively. In addition to patent fee reimbursements in both periods, revenue included (i) $215,000 of accrued sales-based royalty income for the three months ended September 30, 2018 under the Amended Alimera Agreement and (ii) $50,000 of net profits received in the three months ended September 30, 2017 attributable to the fourth quarter of fiscal 2017 (recorded as collaborative research and development revenue under the Prior Alimera Agreement).

Prior to the July 1, 2018 adoption of ASC 606, the Company had recorded royalties earned from Alimera one quarter in arrears. Under ASC 606, the Company is required to accrue royalty income based on an estimate of royalties earned in each fiscal quarter, with a true-up to actual in the following quarter. As a result, $218,000 of royalties earned for the quarter ended June 30, 2018 that would have been recorded as royalty income in the three months ended September 30, 2018 have been accounted for as a cumulative effect adjustment to beginning accumulated deficit at July 1, 2018.

Bausch & Lomb

Pursuant to a licensing and development agreement, as amended, Bausch & Lomb has a worldwide exclusive license to make and sell Retisert in return for royalties based on sales. Royalty income totaled $215,000 and $245,000 for the three months ended September 30, 2018 and 2017, respectively. Accounts receivable from Bausch & Lomb totaled $225,000 at September 30, 2018 and $306,000 at June 30, 2018.

OncoSil Medical

The Company entered into an exclusive, worldwide royalty-bearing license agreement in December 2012, amended and restated in March 2013, with OncoSil Medical UK Limited (f/k/a Enigma Therapeutics Limited), a wholly owned subsidiary of OncoSil Medical Ltd (“OncoSil”) for the development of BrachySil, the Company’s BioSilicon product candidate for the treatment of pancreatic and other types of cancer. The Company received an upfront fee of $100,000 and is entitled to 8% sales-based royalties, 20% of sublicense consideration and certain milestone payments based on aggregate product sales. OncoSil is obligated to pay an annual license maintenance fee of $100,000 by the end of each calendar year, the most recent of which was received in December 2017. For each calendar year commencing with 2014, the Company is entitled to receive reimbursement of any licensed patent maintenance costs, sales-based royalties and sub-licensee sales-based royalties earned, but only to the extent such amounts, in the aggregate, exceed the $100,000 annual license maintenance fee. As of September 30, 2018, OncoSil has not received regulatory approval in any jurisdiction, although an application for CE Mark approval in Europe is pending. There was no revenue related to the OncoSil agreement in either of the three-month periods ended September 30, 2018 and 2017. As of September 30, 2018, no deferred revenue was recorded for this agreement.

Evaluation Agreements

The Company from time to time enters into funded agreements to evaluate the potential use of its technology systems for sustained release of third party drug candidates in the treatment of various diseases. Consideration received is generally recognized by the Company as revenue over the term of the feasibility study agreement. Revenues under evaluation agreements totaled $15,000 and $50,000 for the three months ended September 30, 2018 and 2017, respectively. At September 30, 2018 no deferred revenue was recorded for these agreements.

5. Intangible Assets

The reconciliation of intangible assets for the three months ended September 30, 2018 and for the year ended June 30, 2018 was as follows (in thousands):

	Three Months Ended September 30, 2018	Year Ended June 30, 2018
Patented technologies
Gross carrying amount at beginning of period	$68,322	$35,610
Acquisition of Icon Bioscience Inc.	—	31,973
Foreign currency translation adjustments	—	739

Gross carrying amount at end of period	68,322	68,322

Accumulated amortization at beginning of period	(36,964)	(35,246)
Amortization expense	(615)	(981)
Foreign currency translation adjustments	—	(737)

Accumulated amortization at end of period	(37,579)	(36,964)

Net book value at end of period	$30,743	$31,358

The Company amortizes its intangible assets with finite lives on a straight-line basis over their respective estimated useful lives. Amortization of intangible assets totaled $615,000 and $182,000 for the three months ended September 30, 2018 and 2017, respectively.

In connection with the Icon Acquisition (see Note 3), the initial purchase price of $32.0 million was attributed to the DEXYCU product intangible asset. This finite-lived intangible asset is being amortized on a straight-line basis over its expected remaining useful life of 12.5 years at the rate of approximately $2.5 million per year.

6. Accrued Expenses

Accrued expenses consisted of the following at September 30, 2018 and June 30, 2018 (in thousands):

	September 30, 2018	June 30, 2018
Clinical trial costs	$1,039	$742
Personnel costs	1,204	1,763
Professional fees	722	926
Interest	332	254
Other	46	38

	$3,343	$3,723

7. Term Loan Agreement

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

The Loan is due and payable on March 27, 2023 (the “Maturity Date”). The Loan bears interest at a per annum rate of the three-month LIBOR rate (subject to a 1.5% floor) plus 10.50%. The Credit Agreement permits the Company to pay interest only on the principal amount for the first eight payments (payments are due on a quarterly basis commencing May 15, 2018). Following the interest-only period, the Company will be required to make quarterly payments of interest, plus repayments of the principal in an aggregate amount of up to $1.67 million per quarter (the “Quarterly Principal Repayment Cap”). Subject to the Quarterly Principal Repayment Cap, the amount of any quarterly principal payments during any fiscal year of the Company is based on (x) a percentage of the year-to-date net revenue of the Company through the end of such quarter less (y) any prior quarterly principal and interest payments made during such fiscal year. In addition, the Company paid an upfront fee of 1.5% of the aggregate principal amount of the Loan. The Company is required to pay an exit fee equal to 6% of the aggregate principal amount advanced under the Credit Agreement (the “Exit Fee”), which amount is included in other long-term liabilities in the accompanying condensed consolidated balance sheet.

Upon the occurrence of a bankruptcy-related event of default, all amounts outstanding with respect to the Loan become due and payable immediately, and upon the occurrence of any other Event of Default (as defined in the Credit Agreement), all or any amounts outstanding with respect to the Loan may become due and payable upon request of the Agent or majority Lenders. Additionally, subject to certain exceptions, the Company is required to make mandatory prepayments of the Loan with the proceeds of assets sales and insurance proceeds. The Company may make a voluntary prepayment of the Loan, in whole, but not in part, at any time on or after the first anniversary of the Closing Date. All mandatory and voluntary prepayments of the Loan are subject to the payment of prepayment premiums as follows: (i) in the case of mandatory prepayments, if prepayment occurs prior to the first anniversary of the Closing Date, a customary make-whole amount equal to the amount of interest that would have accrued on the principal amount so prepaid had it remained outstanding through the first anniversary of the Closing Date, (ii) if prepayment occurs on or after the first anniversary of the Closing Date, but prior to the second anniversary of the Closing Date, 6% of the aggregate amount of the principal prepaid and (iii) if prepayment occurs on or after the second anniversary of the Closing Date, but prior to the third anniversary of the Closing Date, an amount equal to 1% of the principal prepaid. No prepayment premium is due on any principal prepaid on or after the third anniversary of the Closing Date.

In connection with the Loan, the Company issued a warrant (the “SWK Warrant”) to the Agent to purchase (a) 409,091 shares of Company common stock (the “Initial Advance Warrant Shares”) at an exercise price equal to $1.10 and (b) 77,721 shares of Company common stock (the “Additional Advance Warrant Shares”) at an exercise price of $1.93 per share. The SWK Warrant is exercisable (i) with respect to the Initial Advance Warrant Shares, any time on or after the Closing Date until the close of business on the 7-year anniversary of the Initial Advance and (ii) with respect to the Additional Advance Warrant Shares, any time on or after the closing of the Additional Advance until the close of business on the 7-year anniversary of the Additional Advance. The Agent may exercise the SWK Warrant on a cashless basis at any time. In the event the Agent exercises the SWK Warrant on a cashless basis the Company will not receive any proceeds.

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

The total debt issue costs related to the Additional Advance was $299,000 and was comprised of the allocated portions of the 1.5% upfront fee and the Exit Fee. This amount was recorded as a prepaid expense to be amortized ratably from the Closing Date through December 31, 2018. Through the date of the Additional Advance, $97,000 was amortized and the remaining balance of $202,000 was reclassified to debt discount. Together with the 6% Exit Fee on the Additional Advance and other transaction costs, total debt discount of $652,000 associated with the Additional Advance is being amortized over the remaining life of the Additional Advance portion of the Loan using the effective interest method.

8. Stockholders’ Equity

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

On the Closing Date, the Company entered into a Second Securities Purchase Agreement (the “Second Tranche Securities Purchase Agreement” and together with the First Tranche Securities Purchase Agreement, the “Securities Purchase Agreements”) with the First Tranche Investors and certain other accredited investors (collectively, the “Second Tranche Investors”). Following approval of the Company’s stockholders on June 22, 2018, the Company sold to the Second Tranche Investors an aggregate of 20,184,224 Units at a purchase price of $1.265 per Unit for gross proceeds of approximately $25.5 million. Each Unit consisted of (a) one share of the Company’s common stock and (b) one warrant to purchase a share of the Company’s common stock (the “Second Tranche Transaction” and together with the First Tranche Transaction, the “Equity Transactions”).

The warrants issued in the Second Tranche Transaction (each a “Second Tranche Warrant,” and collectively, the “Second Tranche Warrants”) were exercisable any time until on or prior to the close of business on the 15th business day following the date on which the holders of the Second Tranche Warrants received written notice from the Company that CMS had announced that a new C-Code had been established for DEXYCU. CMS approved transitional pass-through status and reimbursement through a C-code with an effective date of October 1, 2018. Following written notice of such approval to the holders of the Second Tranche Warrants on September 7, 2018, the Second Tranche Warrants were exercised in September 2018 at a purchase price of $1.43 per share for proceeds of approximately $28.9 million.

The Company determined that the Second Tranche Warrants were considered puttable warrants that represented an obligation indexed to a repurchase of the Company’s shares and would require a transfer of assets that require classification as liabilities. The initial valuation of the Second Tranche Warrants on June 25, 2018 of $18.2 million was re-measured at June 30, 2018, resulting in a change in fair value of derivative liability of approximately $1.6 million and a derivative liability balance of $19.8 million at June 30, 2018. The Second Tranche Warrants were revalued immediately prior to exercise and resulted in a change in fair value of approximately $18.9 million. The change in fair value was determined as the excess of the closing share price of the Company’s common stock on the respective dates of exercise notice submitted by each of the Second Tranche Investors over the $1.43 per share exercise price. Upon exercise of the Second Tranche Warrants, the resulting derivative liability balance of approximately $38.7 million was reclassified to equity.

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

During the three months ended September 30, 2017, the Company sold 843,784 shares of its Common Stock under the ATM program at a weighted average price of $1.24 per share for gross proceeds of approximately $1.0 million. Share issue costs, including sales agent commissions, totaled $81,000 for the three months ended September 30, 2017. The Company did not sell any shares of its common stock pursuant to the ATM program during the three months ended September 30, 2018. At September 30, 2018, approximately $3.8 million of aggregate proceeds remains available to be utilized under the current ATM program.

Warrants to Purchase Common Shares

The following table provides a reconciliation of warrants to purchase shares of the Company’s common stock for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018		2017
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of period	486,812	$1.23	623,605	$2.50
Expired	—	—	(623,605)	2.50

Balance and exercisable at end of period	486,812	$1.23	—	$—

In connection with the Loan (see Note 7), the Company issued a warrant to purchase (i) 409,091 shares of Company common stock on March 28, 2018 at an exercise price of $1.10 per share with a seven-year term and (ii) 77,721 shares of Company common stock on June 26, 2018 at an exercise price of $1.93 per share with a seven-year term. At September 30, 2018 the weighted average remaining life of the warrants was 6.54 years.

At June 30, 2018 a total of 20,184,224 Second Tranche Warrants were outstanding with a variable exercise price and, accordingly, were excluded from the above table. These warrants were exercised in full in late September 2018.

9. Share-Based Payment Awards

Equity Incentive Plans

The 2016 Long-Term Incentive Plan (the “2016 Plan”), approved by the Company’s stockholders on December 12, 2016 (the “Adoption Date”), provides for the issuance of up to 3,000,000 shares of the Company’s common stock reserved for issuance under the 2016 Plan plus any additional shares of the Company’s common stock that were available for grant under the 2008 Incentive Plan (the “2008 Plan”) at the Adoption Date or would otherwise become available for grant under the 2008 Plan as a result of subsequent termination or forfeiture of awards under the 2008 Plan. At September 30, 2018, a total of 1,497,886 shares were available for new awards.

Stock Options

The following table provides a reconciliation of stock option activity under the Company’s equity incentive plans for the three months ended September 30, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at July 1, 2018	6,460,244	$2.79
Granted	166,575	2.31
Forfeited	(10,600)	2.76
Expired	(156,750)	2.85

Outstanding at September 30, 2018	6,459,469	$2.76	7.26	$6,203

Exercisable at September 30, 2018	3,151,142	$3.34	5.20	$1,747

During the three months ended September 30, 2018, the Company granted 115,000 options to employees with ratable annual vesting over 3 years, 1,667 options to a non-executive director with 1-year cliff vesting and 49,908 options to an external consultant with 1-year cliff vesting. All option grants have a 10-year term. The weighted-average grant date fair value of these options was $1.31 per share. In determining the grant date fair value of option awards under the 2016 Plan during the three months ended September 30, 2018, the Company applied the Black-Scholes option pricing model based on the following key assumptions:

Option life (in years)	5.50 - 6.00
Stock volatility	59% - 60%
Risk-free interest rate	2.78% -2.90%
Expected dividends	0.0%

Options to purchase a total of 401,558 shares of the Company’s common stock vested during the three months ended September 30, 2018.

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

The following table provides a reconciliation of RSU activity under the 2016 Plan for the three months ended September 30, 2018:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2018	898,129	$1.58
Forfeited	(2,300)	1.81

Nonvested at September 30, 2018	895,829	$1.58

At September 30, 2018, the weighted average remaining vesting term of the RSUs was 1.09 years.

Performance-Based Stock Units

Performance Stock Units (“PSUs”) were previously awarded to certain employees. The performance conditions associated with the PSU awards are as follows: (a) for one third of the PSUs, upon an FDA acceptance of the Company’s NDA submission of YUTIQ for review on or before March 31, 2018 and (b) for two-thirds of the PSUs, upon an FDA approval of YUTIQ on or before March 31, 2019. For each performance criteria that is achieved, 50% of the PSUs that are associated with that performance condition vest at the achievement date and 50% vest on the first anniversary of such date, in each case subject to continued employment through such date. As a result of the achievement of the first performance condition on March 19, 2018, 48,332 PSUs vested at that date and the other 48,334 PSUs became subject to a service-based condition with a vesting date of March 19, 2019. On October 12, 2018, the second performance condition associated with the PSUs was achieved and, accordingly, cumulative stock-based compensation from the PSU award date through September 30, 2018 was recorded for that portion of the PSUs during the three months ended September 30, 2018.

There were 241,668 PSUs outstanding at each of September 30, 2018 and June 30, 2018. The weighted average remaining vesting term of the time-based RSUs associated with achievement of the first performance condition was approximately 5.6 months at September 30, 2018.

Deferred Stock Units

The following table provides a reconciliation of deferred stock units (“DSUs”) for the three months ended September 30, 2018:

	Number of Deferred Stock Units	Weighted Average Grant Date Fair Value
Outstanding at July 1, 2018	35,001	$1.95
Granted	417	2.32

Outstanding at September 30, 2018	35,418	$1.95

Each DSU vests one year from the date of grant. Subsequent to vesting, the DSUs will be settled in shares of the Company’s common stock upon the earliest to occur of (i) each director’s termination of service on the Company’s Board of Directors and (ii) the occurrence of a change of control as defined in the award agreement.

At September 30, 2018, the weighted average remaining vesting term of the DSUs was approximately 8.8 months.

Market-Based Restricted Stock Units

At September 30, 2018 and June 30, 2018, there were 500,000 market-based RSUs (“market-based RSUs”) outstanding that were issued on September 15, 2016 as an inducement award to the Company’s President and CEO Subject to a service condition through September 15, 2019, the number of shares underlying the market-based RSUs that will vest will be based upon a relative percentile rank of the 3-year change in the closing price of the Company’s common stock compared to that of the companies that make up the Nasdaq Biotechnology Index. The grant date fair value of the market-based RSUs of $1.45 per share was determined using a Monte Carlo valuation model at the date of grant.

Other Inducement Grants

In connection with the August 1, 2018 hire of the Company’s Chief Financial Officer, the Company granted as inducement awards (i) 385,000 options to purchase Company common stock with ratable annual vesting over 3 years and an exercise price of $2.22 per share; and (ii) 225,000 PSUs. The PSUs are subject to proportional vesting based on cumulative measurement for the 3-year period ending June 30, 2021, with two-thirds of the award based upon defined amounts of the Company’s product revenues and one-third based upon the net present value of each applicable business development transaction measured as of the date that each such transaction is consummated by the Company.

In connection with the August 14, 2018 hire of the Company’s Senior Vice President of Regulatory and Quality, the Company granted as an inducement award 100,000 options to purchase Company common stock with ratable annual vesting over 3 years and an exercise price of $2.10 per share.

In determining the grant date fair value of inducement option awards during the three months ended September 30, 2018, the Company applied the Black-Scholes option pricing model based on the following key assumptions:

Option life (in years)	6.00
Stock volatility	59% - 60%
Risk-free interest rate	2.81% - 2.92%
Expected dividends	0.0%

The inducement option grants have a 10-year term and, although not awarded under the 2016 Plan, are subject to and governed by the terms and conditions of the 2016 Plan. The weighted average grant date fair value of the inducement grants was $1.27.

The following table provides a reconciliation of the Company’s inducement stock option awards for the three months ended September 30, 2018:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at July 1, 2018	1,290,000	$3.06
Granted	485,000	2.20
Forfeited	(250,000)	1.95

Outstanding at September 30, 2018	1,525,000	$2.96	7.60	$975

Exercisable at September 30, 2018	615,000	$3.11	5.58	$308

Stock-Based Compensation Expense

The Company’s consolidated statements of comprehensive loss included total compensation expense from stock-based payment awards for the three months ended September 30, 2018 and 2017, as follows (in thousands):

	Three Months Ended September 30,
	2018	2017
Compensation expense included in:
Research and development	$486	$304
Sales and marketing	263	—
General and administrative	648	377

	$1,397	$681

In connection with termination benefits provided to the Company’s former Executive Vice President and General Manager, US, the vesting of certain options was accelerated in accordance with the terms of the options, with an exercise period through December 26, 2018. All remaining non-vested options were forfeited. The option modifications and forfeitures were accounted for in the quarter ended September 30, 2018, the net effect of which resulted in a $171,000 increase of stock-based compensation expense included in sales and marketing for the three months ended September 30, 2018 in the table above.

At September 30, 2018, there was approximately $5.2 million of unrecognized compensation expense related to outstanding equity awards under the 2016 Plan, the 2008 Plan and the inducement awards that is expected to be recognized as expense over a weighted-average period of approximately 1.6 years.

10. Fair Value Measurements

The following tables summarize the Company’s assets and liabilities carried at fair value measured on a recurring basis at September 30, 2018 and June 30, 2018 by valuation hierarchy (in thousands):

	September 30, 2018
	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$25,955	$25,955	$—	$—

	$25,955	$25,955	$—	$—

	June 30, 2018
	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$28,826	$28,826	$—	$—

	$28,826	$28,826	$—	$—

Liabilities:
Derivative liabilities	$19,780	$—	$—	$19,780

	$19,780	$—	$—	$19,780

Financial instruments that potentially subject the Company to concentrations of credit risk have historically consisted principally of cash and cash equivalents. At September 30, 2018 and June 30, 2018, substantially all of the Company’s interest-bearing cash equivalent balances were concentrated in one U.S. Government institutional money market fund that has investments consisting primarily of U.S. Government Agency debt, U.S. Treasury Repurchase Agreements and U.S. Government Agency Repurchase Agreements. These deposits may be redeemed upon demand and, therefore, generally have minimal risk. The Company’s cash equivalents are classified within Level 1 on the basis of valuations using quoted market prices.

Upon the closing of the Second Tranche Transaction on June 25, 2018, the Company issued the Second Tranche Warrants, which were determined to be liability classified, which required that the liability be measured at fair value each period with changes in fair value being recorded as a component of net loss in the consolidated statement of comprehensive loss. This valuation was determined to be a level 3 valuation because it included unobservable inputs. The Second Tranche Warrants were valued using a Monte Carlo simulation valuation model. This model incorporated several inputs, including the closing price of the Company’s common stock on the date of valuation, the historical share price volatility over the expected term and the risk-free interest rate. The resulting derivative liability at June 30, 2018 was $19.8 million. Significant assumptions used to re-measure this liability at June 30, 2018 included volatility of 85.40%, risk free interest rate of 2.10%, a term of 6 months and the valuation date stock price of $2.08.

The Second Tranche Investors delivered exercise notices covering all of the Second Tranche Warrants during the period from September 25 - 28, 2018 (see Note 8). The Company revalued the Second Tranche Warrants liability immediately prior to the respective exercise notice dates of the Second Tranche Investors, measured as the excess of the closing share price on the exercise notice date over the actual warrant exercise price of $1.43 per share times the number of shares purchased. The resulting liability balance was then reclassified to equity.

The following table sets forth a summary of changes in the fair value of the Company’s derivative liability for which fair value is determined by Level 3 inputs (in thousands):

Second Tranche Warrants
Balance at June 30, 2018	$19,780
Change in fair value	18,886
Reclassification to equity	(38,666)

Balance at September 30, 2018	$—

11. Income Taxes

The Company recognizes deferred tax assets and liabilities for estimated future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. Because of its historical losses from operations, the Company established a valuation allowance for the net deferred tax assets. The Company did not record any income tax expense or benefit for the three months ended September 30, 2018 and 2017.

For the three months ended September 30, 2018 and 2017, the Company had no significant unrecognized tax benefits. At September 30, 2018 and June 30, 2018, the Company had no accrued penalties or interest related to uncertain tax positions.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted which, amongst other corporate and individual tax law changes, lowered the federal corporate income tax rate from 34% to 21% effective January 1, 2018. Because the Company provides a full valuation allowance for all of its net deferred tax assets, there is no effect of the Tax Act on the Company’s consolidated financial statements as of and for the three months ended September 30, 2018.

12. Commitments and Contingencies

Operating Leases

On May 17, 2018, the Company entered into a Second Amendment (the “Second Amendment”) to its lease in Watertown, Massachusetts. The original 5-year lease for approximately 13,650 square feet of combined office and laboratory space (the “Existing Space”) of the building located at 480 Pleasant Street, Watertown, MA 02472 (the “Premises”) and was set to expire in April 2019. Under the Second Amendment, the Company leased an additional 6,590 square feet of rentable area (the “Additional Space”, and together with the Existing Space, the “Total Space”) on the Premises, with a commencement date of September 10, 2018 (the “Additional Space Effective Time”). The landlord agreed to provide the Company a construction allowance of up to $670,750 to be applied toward the aggregate work to be conducted on the Total Space. The Second Amendment extended the term of the lease, which will now expire on May 31, 2025; provided, however, that the base rent for the Total Space will be abated during the first four months following the Additional Space Effective Time. The Company also has an option to extend the term of the lease for one additional five-year period. The Company previously provided a cash-collateralized $150,000 irrevocable standby letter of credit as security for the Company’s obligations under the lease, which was extended for a period of four months beyond the expiration date of the amended lease. The Company will also be required to pay its proportionate share of certain operating costs and property taxes applicable to the leased premises.

Commencing July 1, 2017, the Company leased approximately 3,000 square feet of office space in Liberty Corner, New Jersey under a lease term extending through June 2022, with two five-year renewal options at 95% of the then-prevailing market rates. In addition to base rent, the Company is obligated to pay its proportionate share of building operating expenses and real estate taxes in excess of base year amounts. In June 2018, the Company subleased an additional 1,381 square feet of adjoining space from Caladrius Biosciences, Inc. (“Caladrius”) through May 2022. The Chief Executive Officer of Caladrius is a director of the Company.

Legal Proceedings

The Company is subject to various other routine legal proceedings and claims incidental to its business, which management believes will not have a material effect on the Company’s financial position, results of operations or cash flows.

13. Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by adding to the basic weighted average number of common shares outstanding the total number of dilutive common equivalent shares using the treasury stock method, unless the effect is anti-dilutive. Potentially dilutive shares were not included in the calculation of diluted net loss per share for each of the three months ended September 30, 2018 and 2017 as their inclusion would be anti-dilutive.

Potential common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	Three Months Ended September 30,
	2018	2017
Options outstanding	7,984,469	5,740,155
Warrants outstanding	486,812	—
Restricted stock units outstanding	1,395,829	948,500
Performance stock units outstanding	466,668	210,000
Deferred stock units outstanding	35,418	—

	10,369,196	6,898,655

14. Subsequent Event

On November 1, 2018, the Board of Directors approved a change in the Company’s fiscal year from June 30 to December 31, effective immediately. The Company will file a transition report on Form 10-KT for the six months ending December 31, 2018 with the U.S. Securities and Exchange Commission in connection with its newly adopted fiscal year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements give our current expectations or forecasts of future events and are not statements of historical or current facts. These statements include, among others, statements about:

•	the planned U.S. launch of YUTIQ™ in the first quarter of calendar year 2019 and DEXYCU™ in the first half of calendar year 2019;

•	the potential advantages of DEXYCU, YUTIQ and our other product candidates;

•	our ability to manufacture DEXYCU, YUTIQ, or any future products or product candidates in sufficient quantities and quality;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	the sufficiency of our cash and cash equivalents to fund our operations into the second quarter of calendar year 2019;

•	our ability to obtain additional capital in sufficient amounts and on terms acceptable to us, and the consequences of failing to do so;

•	future expenses and capital expenditures;

•	our expectations regarding the timing and design of our clinical development plans;

•	our ability to establish or maintain collaborations and obtain milestone, royalty and/or other payments from any such collaborators;

•

the ability of Alimera Sciences, Inc., or Alimera, to obtain regulatory approval of and commercialize ILUVIEN® for the three-year treatment of non-infectious posterior uveitis, or NIPU, in Europe, the Middle East and Africa;

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

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements: uncertainties with respect to: our ability to achieve profitable operations and access to needed capital; fluctuations in our operating results; our ability to successfully produce commercial supply of YUTIQ and DEXYCU and commercialize YUTIQ and DEXYCU in the U.S.; our ability to successfully build a commercial infrastructure and enter into and maintain commercial agreements for the launch of YUTIQ and DEXYCU; the development of our next-generation YUTIQ short-acting treatment for uveitis; potential off-label sales of ILUVIEN for non-infectious posterior segment uveitis, or NIPU; consequences of fluocinolone acetonide side effects; successful commercialization of, and receipt of revenues from, ILUVIEN for diabetic macular edema, or DME, which depends on Alimera’s ability to continue as a going concern; Alimera’s ability to obtain additional marketing approvals and the effect of pricing and reimbursement decisions on sales of ILUVIEN for DME; Alimera’s ability to obtain marketing approval for ILUVIEN in its licensed territories for NIPU; potential declines in Retisert® royalties; our ability to market and sell products; the success of current and future license agreements, including our agreement with Alimera; termination or breach of current license agreements, including our agreement with Alimera; our dependence on contract research organizations, contract sales organizations, vendors and investigators; effects of competition and other developments affecting sales of products; market acceptance of products; effects of guidelines, recommendations and studies; protection of intellectual property and avoiding intellectual property infringement; retention of key personnel; product liability; industry consolidation; compliance with environmental laws; manufacturing risks; risks and costs of international business operations; effects of the potential exit of the United Kingdom from the European Union; legislative or regulatory changes; volatility of stock price; possible dilution; absence of dividends; and other factors described in our filings with the Securities and Exchange Commission, or the SEC. We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The risks set forth under Item 1A of our Form 10-K for the year ended June 30, 2018 describe major risks to our business, and you should read and interpret any forward-looking statements together with these risks. A variety of factors, including these risks, could cause our actual results and other expectations to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

Our forward-looking statements speak only as of the dates on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes makes it clear that any projected results expressed or implied in such statements will not be realized.

Our Business

We are a specialty biopharmaceutical company committed to developing and commercializing innovative ophthalmic products for the treatment of eye diseases. Following U.S. Food and Drug Administration, or FDA, approval of DEXYCU and YUTIQ, we are targeting the direct U.S. commercial launch of YUTIQ in the first quarter of calendar 2019 and DEXYCU in the first half of calendar 2019.

DEXYCU (dexamethasone intraocular suspension) 9%, approved by the FDA in February 2018 for the treatment of post-operative inflammation, is administered as a single dose at the end of ocular surgery and is the first long-acting intraocular product approved by the FDA for the treatment of post-operative inflammation. DEXYCU utilizes our proprietary Verisome® drug-delivery platform, which allows for a single injection that releases dexamethasone, a corticosteroid, over time. There are approximately four million cataract surgeries performed annually in the U.S. and we expect to launch DEXYCU in the U.S. in the first half of 2019 with a primary focus on its use following cataract surgery. We acquired DEXYCU in connection with the acquisition of Icon Bioscience, Inc., or Icon, in March 2018.

YUTIQ™, a non-erodible fluocinolone acetonide insert for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye (chronic NIPU), was approved by the FDA on October 12, 2018. Injected into the eye in an office visit, YUTIQ is a micro-insert that delivers a micro-dose of a corticosteroid to the back of the eye on a sustained basis (zero order release) for approximately three years. YUTIQ is based on our proprietary Durasert™ sustained-release drug delivery technology platform, which can deliver drugs for predetermined periods of time ranging from months to years. NIPU is the third leading cause of blindness in the U.S. and is estimated to affect between 55,000 to 120,000 people. We expect to launch YUTIQ in the U.S. in the first quarter of calendar 2019.

ILUVIEN® for diabetic macular edema, or DME, our lead licensed product, was also developed from our Durasert technology platform, and is sold directly in the U.S. and several European Union, or EU, countries by Alimera Sciences, Inc., or Alimera. Retisert®, one of our earlier generation products, was approved in 2005 by the FDA for the treatment of chronic NIPU and is sold in the U.S. by Bausch & Lomb Incorporated, or Bausch & Lomb. Our development programs are focused primarily on developing sustained release products that utilize our Durasert and Verisome technology platforms to deliver approved drugs to treat chronic diseases. Our strategy includes developing products independently while continuing to leverage our technology platforms through collaborations and license agreements.

DEXYCU™, YUTIQ™ and Durasert™ are our trademarks. Retisert® is Bausch & Lomb’s trademark. ILUVIEN® is Alimera’s trademark. Verisome® is Ramscor, Inc.’s trademark. Information with respect to ILUVIEN, including regulatory and marketing information, and Alimera’s plans and intentions, reflects information publicly disclosed by Alimera.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires that we make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates, judgments and assumptions on historical experience, anticipated results and trends, and on various other factors that we believe are reasonable under the circumstances at the time. By their nature, these estimates, judgments and assumptions are subject to an inherent degree of uncertainty. Actual results may differ from our estimates under different assumptions or conditions. In our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “2018 Annual Report”), we set forth our critical accounting policies and estimates, which included revenue recognition and recognition of expense in outsourced clinical trial agreements. There have been no material changes to our critical accounting policies from the information provided in our 2018 Annual Report.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017:

	Three Months Ended September 30,		Change
	2018	2017	Amounts	%
	(In thousands except percentages)
Revenues:
Collaborative research and development	$56	$140	$(84)	(60)%
Royalty income	430	245	185	76%

Total revenues	486	385	101	26%

Operating expenses:
Research and development	6,233	3,819	2,414	63%
Sales and marketing	3,646	—	3,646	na
General and administrative	4,161	2,572	1,589	62%

Total operating expenses	14,040	6,391	7,649	120%

Operating loss	(13,554)	(6,006)	(7,548)	(126)%
Interest and other income, net	129	23	106	461%
Interest expense	(815)	—	(815)	na
Change in fair value of derivative liability	(18,886)	—	(18,886)	na

Net loss	$(33,126)	$(5,983)	$(27,143)	(454)%

Revenues

Collaborative research and development revenues totaled $56,000 for the three months ended September 30, 2018 compared to $140,000 for the three months ended September 30, 2017. This decrease was attributable primarily to a $35,000 decrease in revenues recognized from feasibility study agreements and a $50,000 decrease in net profits received in the prior year period under the collaboration agreement with Alimera, as amended in March 2008 (the “Prior Alimera Agreement”).

In July 2017, we restructured the Prior Alimera Agreement to (a) license our Durasert three-year uveitis product candidate (called YUTIQ in the U.S and planned to be called ILUVIEN in the EMEA) in the EMEA to Alimera and (b) convert the net profit share arrangement to a sales-based royalty for all ILUVIEN licensed indications. Starting with the three months ended September 30, 2017, these sales-based royalties earned from Alimera have been recorded as royalty income, whereas amounts previously earned pursuant to the net profit share arrangement were classified as collaborative research and development revenue.

Royalty income for the three months ended September 30, 2018 increased by $185,000, or 76%, to $430,000 compared to $245,000 for the three months ended September 30, 2017. The increase was attributable primarily to $215,000 of accrued sales-based royalties due from Alimera under the Amended Alimera Agreement, partially offset by a $30,000 decrease in Retisert royalty income. We expect Retisert royalty income to remain flat, and it may decline.

Research and Development

Research and development expenses increased $2.4 million, or 63%, to $6.2 million for the three months ended September 30, 2018 from $3.8 million for the same period in the prior year. This increase was attributable primarily to (i) approximately $970,000 related to the scale up of Dexycu manufacturing, (ii) a $768,000 increase in personnel and related expenses for the build-out of our medical affairs group, and expansion of regulatory and quality staffing, including $182,000 of stock-based compensation, (iii) a $433,000 increase in amortization of intangible assets, attributable primarily to $615,000 of amortization of the DEXYCU / Icon intangible asset partially offset by the completed amortization of our previous patented technology intangible assets as of December 2017 and (iv) a $409,000 increase for medical affairs related expenses including advisory board meetings and pharmacovigilance, partially offset by decreases of (i) $203,000 of contract research organization costs for our YUTIQ Phase 3 clinical development program, and (ii) $193,000 of consulting, attributable primarily to prior year preparation of our YUTIQ NDA submission.

Sales and Marketing

In anticipation of the commercial launch of DEXYCU and YUTIQ, we continued the build-out of our commercial infrastructure and marketing activities that had commenced in the fourth quarter of fiscal 2018. Sales and marketing expense, which totaled $3.6 million in the three months ended September 30, 2018, consisted primarily of (i) approximately $1.0 million of personnel and related costs, (ii) $922,000 of implementation and startup costs related to our contract sales organization agreement, (iii) $488,000 of professional services primarily related to development of our distribution channel and market access, (iv) $480,000 for the accrual of severance benefits and incremental stock-based compensation for our former General Manager, US, and (v) $474,000 of marketing program and agency costs. We expect increases in sales and marketing costs throughout at least the next few quarters, including additional headcount, costs associated with contract sales organization operations, managed markets and sales operations activities.

General and Administrative

General and administrative expenses increased by $1.6 million, or 62%, to $4.2 million for the three months ended September 30, 2018 from $2.6 million for the same period in the prior year. This increase was attributable primarily to (i) a $562,000 increase in personnel and related expenses stemming from the hiring of our CFO as well as other personnel and includes $270,000 of stock-based compensation, (ii) a $471,000 increase in legal, audit and other professional fees, and (iii) a $276,000 increase in consulting services, primarily for corporate compliance and business development.

Interest (Expense) Income and Other

On March 28, 2018, we borrowed $15.0 million under a term loan facility in connection with the Icon Acquisition. Following consummation of the Second Tranche Financing on June 25, 2018, we borrowed an additional $5.0 million under that term loan facility. For the three months ended September 30, 2018 we incurred $661,000 of interest expense on the term loan and $154,000 of amortization of debt discount.

Interest income from amounts invested in an institutional money market fund increased to $129,000 for the three months ended September 30, 2018 compared to $23,000 in the prior year quarter, due primarily to significantly higher interest-bearing assets and higher money market interest rates.

Change in Fair Value of Derivative Liability

The Second Tranche Warrants issued on June 25, 2018 were liability classified and subject to revaluation at each balance sheet date. Immediately prior to the exercise of the Second Tranche Warrants in late September 2018 by the Second Tranche Investors, the derivative liability was remeasured at fair value and resulted in an $18.9 million change in fair value of derivative liability that was recorded as a component of non-operating expense for the three months ended September 30, 2018. Upon consummation of the warrant exercises, the resulting derivative liability balance of $38.7 million was reclassified to equity.

Liquidity and Capital Resources

Our operations for the three months ended September 30, 2018 were financed primarily from existing capital resources of $38.8 million at June 30, 2018, which amount included gross proceeds received in June 2018 of (i) $25.5 million from the sale of Units in the Second Tranche Transaction and (ii) $5.0 million from an additional drawdown of our Loan. In late September 2018, we received additional proceeds of $28.9 million from the exercise of all 20,184,224 Second Tranche Warrants at an exercise price of $1.43 per common share. At September 30, 2018, our principal sources of liquidity were cash and cash equivalents that totaled $55.8 million.

As of September 30, 2018, our debt consists of $20.0 million, which amount represents the amount outstanding under the Loan pursuant to the Credit Agreement. The Loan is due and payable on March 27, 2023 (the “Maturity Date”). The Loan bears interest at a per annum rate of the three-month London Interbank Offered Rate (“LIBOR”), subject to a 1.5% floor, plus 10.50%. The Credit Agreement permits us to pay interest only on the principal amount loaned thereunder for the first eight quarterly payments through February 15, 2020. Following the interest-only period, we will be required to make quarterly payments of interest, plus repayments of the principal amount loaned under the Credit Agreement in an aggregate amount of up to approximately $1.67 million per quarter (the “Quarterly Principal Repayment Cap”). Subject to the Quarterly Principal Repayment Cap, the amount of any quarterly principal payments during any fiscal year is based on (x) a percentage of our year-to-date net revenue through the end of such quarter less (y) any prior quarterly principal and interest payments made during such fiscal year. In addition, we paid an upfront fee of 1.5% of the aggregate principal amount of the Loan. We are also required to pay an exit fee equal to 6% of the aggregate principal amount advanced under the Credit Agreement.

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

With the exception of net income for the fiscal year ended June 30, 2015 resulting from our receipt of a $25.0 million ILUVIEN FDA-approval milestone payment from Alimera, we have predominantly incurred operating losses since inception, and at September 30, 2018 we had a total accumulated deficit of $396.9 million. We do not currently have any significant assured sources of future revenue, and our anticipated recurring use of cash to fund operations in combination with no probable source of additional capital raises substantial doubt about our ability to continue as a going concern for one year from the issuance of our financial statements included in this Quarterly Report on Form 10-Q. We have historically financed our operations primarily from the proceeds of sales of our equity securities, debt financing transactions and receipt of license fees and royalty income from our collaboration partners and research and development funding under feasibility study agreements. We believe that our cash and cash equivalents of $55.8 million at September 30, 2018 and expected cash inflows under existing collaboration agreements will enable us to fund our current and planned operations (including continuation of our two Phase 3 clinical trials for YUTIQ and current plans for the U.S. commercial launches of DEXYCU and YUTIQ) into the second quarter of calendar year 2019. In order to extend our ability to fund our operations beyond then, including our planned commercial launches of DEXYCU and YUTIQ, our plans include accessing additional equity financing from the sale of our equity securities, our ATM program or other equity or debt financing transactions and/or, as applicable, reducing or deferring operating expenses. The timing and extent of our implementation of these plans is expected to depend on the amount and timing of cash receipts from existing or any future collaboration or other agreements and/or proceeds from any financing transactions There is no assurance that we will receive significant revenues from the planned commercialization of DEXYCU or YUTIQ, or license revenues from ILUVIEN®, or be able to obtain financing from any other sources.

The additional capital we will require will be influenced by many factors, including, but not limited to:

•	the success and timing of our direct commercialization efforts with respect to DEXYCU and YUTIQ in the U.S.;

•	the success and timing of obtaining commercial supply of DEXYCU and YUTIQ;

•	the timing of payment of the $15.0 million development milestone payable to the former Icon securityholders within 30 days after the first commercial sale of DEXYCU;

•	whether and to what extent we are required to make additional milestone and earn-out payments to the former Icon securityholders;

•

the amount of future revenues we receive with respect to our planned commercialization of DEXYCU and YUTIQ and license revenues from ILUVIEN for DME and, if and when approved in the EMEA, of ILUVIEN for NIPU;

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

We do not know if additional capital will be available when needed or on terms favorable to us or our stockholders. Collaboration, licensing or other agreements may not be available on favorable terms, or at all. We do not know the extent to which we will be able to establish commercial and other capabilities to successfully launch DEXYCU or YUTIQ. Although we expect that our restructured Alimera collaboration agreement will provide a more consistent flow of royalty income, we do not know the extent to which Alimera will achieve increasing revenues from its commercialization of ILUVIEN for DME and, if approved in the EMEA, for NIPU. If we seek to sell equity securities, we do not know whether and to what extent we will be able to do so, or on what terms. Further, the rules and regulations of the Nasdaq Global Market require us to obtain stockholder approval for sales of our equity securities under certain circumstances, which could delay or prevent us from raising additional capital from such sales. Also, the state of the economy and financial and credit markets at the time or times we seek any additional financing may make it more difficult or expensive to obtain. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and dilute our existing stockholders’ equity, and funding through collaboration agreements may be on unfavorable terms, including requiring us to relinquish rights to certain of our technologies or products. If adequate financing is not available if and when needed, we may delay, reduce the scope of, or eliminate research or development programs, potential independent commercialization of DEXYCU and YUTIQ or other new products, if any, and postpone or cancel the pursuit of product candidates, including pre-clinical and clinical trials and new business opportunities, reduce staff and operating costs, or otherwise significantly curtail our operations to reduce our cash requirements and extend our capital.

Our consolidated statements of historical cash flows are summarized as follows (in thousands):

	Three Months Ended September 30,		Change
	2018	2017
Net loss:	$(33,126)	$(5,983)	$(27,143)
Changes in operating assets and liabilities	265	(887)	1,152
Other adjustments to reconcile net loss to cash flows from operating activities	21,095	902	20,193

Net cash used in operating activities	$(11,766)	$(5,968)	$(5,798)

Net cash used in investing activities	$(109)	$(64)	$(45)

Net cash provided by financing activities	$28,863	$963	$27,900

For the three months ended September 30, 2018, net cash used in operating activities increased by $5.8 million compared to the three months ended September 30, 2017, due predominantly to higher operating cash outflows. Increases in operating cash outflows of approximately $6.0 million consisted primarily of (i) $1.9 million of personnel and related expenses; (ii) $1.8 million of marketing and market access related expenses; (iii) $616,000 related to the scale up of DEXYCU manufacturing; (iv) $583,000 of interest expense related to our term loan with SWK Funding LLC; and (v) $265,000 of legal and audit fees.

Net cash used in investing activities during the three months ended September 30, 2018 and 2017 consisted of $109,000 and $64,000, respectively, of purchases of property and equipment.

Net cash provided by financing activities for the three months ended September 30, 2018 consisted of $28.9 million of proceeds from the September 2018 exercise of the 20,184,224 Second Tranche Warrants. Net cash provided by financing activities for the three months ended September 30, 2017 consisted of $963,000 of proceeds, net of share issue costs, from the sale of 843,784 shares of common stock under our ATM facility.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2018 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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

As of September 30, 2018, we had cash and cash equivalents of $55.8 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have a significant impact on the realized value of our investments.

The interest rate on our Loan under the Credit Agreement is variable based on the three-month LIBOR, subject to a 1.5% floor, plus 10.50%. Accordingly, such interest rate is affected by changes in market interest rates. As of September 30, 2018, we had $20.0 million of aggregate principal amount outstanding under the Credit Agreement, and the three-month LIBOR was 2.40%. A hypothetical 1% increase in the three-month LIBOR would result in $200,000 in incremental annual interest expense under the Loan.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, “Item 1A, Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, which was filed with the SEC on September 18, 2018 and amended on October 29, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2018, the Second Tranche Investors exercised the Second Tranche Warrants in full at an exercise price of $1.43 per share for gross proceeds of approximately $28.9 million, resulting in the issuance of 20,184,224 shares of Company common stock. The shares of Company common stock issued upon exercise of the Second Tranche Warrants were offered and sold without registration under the Securities Act pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder as transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are being filed herewith:

10.1+	Stock Option Award Agreement, dated May 14, 2018, by and between EyePoint Pharmaceuticals, Inc. and Leonard M. Blum.

10.2+	Stock Option Award Agreement, dated May 14, 2018, by and between EyePoint Pharmaceuticals, Inc. and Leonard M. Blum.

10.3+	Stock Option Award Agreement, dated August 1, 2018, by and between EyePoint Pharmaceuticals, Inc. and David Price.

10.4+	Performance Stock Unit Award Agreement, dated August 1, 2018, by and between EyePoint Pharmaceuticals, Inc. and David Price.

10.5+	Stock Option Award Agreement, dated August 14, 2018, by and between EyePoint Pharmaceuticals, Inc. and John Weet.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from EyePoint Pharmaceutical’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Loss; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EyePoint Pharmaceuticals, Inc.

Date: November 9, 2018	By:	/s/ Nancy Lurker
	Name:	Nancy Lurker
	Title:	President and Chief Executive Officer