Form 10-Q
period 2019-06-30
EyePoint Pharmaceuticals, Inc.
filed 2019-08-07
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

COMMISSION FILE NUMBER 000-51122

EyePoint Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-2774444 (I.R.S. Employer Identification No.)

480 Pleasant Street Watertown, MA (Address of principal executive offices)	02472 (Zip Code)

(617) 926-5000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	EYPT	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 106,297,792 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 5, 2019.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$44,161	$45,261
Accounts and other receivables	9,598	627
Prepaid expenses and other current assets	3,144	1,434
Inventory	1,670	279
Total current assets	58,573	47,601
Property and equipment, net	417	288
Operating lease right-of-use assets	3,291	—
Intangible assets, net	28,899	30,129
Restricted cash	150	150
Total assets	$91,330	$78,168
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,066	$2,640
Accrued expenses	4,214	3,789
Accrued development milestone	—	15,000
Deferred revenue	—	30
Operating lease liabilities - current portion	441	—
Total current liabilities	10,721	21,459
Long-term debt	46,250	17,621
Operating lease liabilities - noncurrent	3,149	—
Other long-term liabilities	3,000	1,455
Total liabilities	63,120	40,535
Contingencies (Note 13)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 150,000,000 shares authorized at June 30, 2019 and December 31, 2018; 106,297,792 and 95,372,236 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	106	95
Additional paid-in capital	466,493	445,192
Accumulated deficit	(439,229)	(408,493)
Accumulated other comprehensive income	840	839
Total stockholders' equity	28,210	37,633
Total liabilities and stockholders' equity	$91,330	$78,168

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited).

(In thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Product sales, net	$6,705	$—	$7,932	$—
Collaborative research and development	5	218	70	742
Royalty income	500	497	1,220	901
Total revenues	7,210	715	9,222	1,643
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	706	—	1,035	—
Research and development	3,955	4,765	7,753	8,090
Sales and marketing	7,284	1,512	14,595	1,512
General and administrative	4,815	4,220	9,425	6,501
Amortization of acquired intangible assets	615	—	1,230	—
Total operating expenses	17,375	10,497	34,038	16,103
Loss from operations	(10,165)	(9,782)	(24,816)	(14,460)

Other income (expense):
Interest and other income, net	266	27	509	52
Interest expense	(1,599)	(720)	(2,619)	(720)
Loss on extinguishment of debt	—	—	(3,810)	—
Change in fair value of derivative liability	—	(23,953)	—	(26,278)
Total other expense, net	(1,333)	(24,646)	(5,920)	(26,946)
Net loss	$(11,498)	$(34,428)	$(30,736)	$(41,406)
Net loss per share - basic and diluted	$(0.11)	$(0.62)	$(0.30)	$(0.82)
Weighted average shares outstanding - basic and diluted	106,238	55,387	100,847	50,542

Net loss	$(11,498)	$(34,428)	$(30,736)	$(41,406)
Foreign currency translation adjustments	1	1	1	2
Comprehensive loss	$(11,497)	$(34,427)	$(30,735)	$(41,404)

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands except share data)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of	Par Value	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at March 31, 2018	53,909,917	$54	$336,870	$(329,563)	$837	$8,198
Net loss	—	—	—	(34,428)	—	(34,428)
Other comprehensive income	—	—	—	—	1	1
Issuance of stock, net of issue costs	20,184,224	20	36,357	—	—	36,377
Fair value of warrants issued	—	—	87	—	—	87
Exercise of stock options	310,900	—	503	—	—	503
Vesting of stock units	107,007	—	(25)	—	—	(25)
Stock-based compensation	—	—	974	—	—	974
Balance at June 30, 2018	74,512,048	$74	$374,766	$(363,991)	$838	$11,687

Balance at March 31, 2019	95,554,228	$96	$446,673	$(427,731)	$839	$19,877
Net loss	—	—	—	(11,498)	—	(11,498)
Other comprehensive income	—	—	—	—	1	1
Issuance of stock, net of issue costs	10,526,500	10	18,333	—	—	18,343
Exercise of stock options	25,000	—	44	—	—	44
Vesting of stock units	192,064	—	(53)	—	—	(53)
Stock-based compensation	—	—	1,496	—	—	1,496
Balance at June 30, 2019	106,297,792	$106	$466,493	$(439,229)	$840	$28,210

					Accumulated
	Common Stock		Additional		Other	Total
	Number of	Par Value	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2018	45,256,999	$45	$331,609	$(322,585)	$836	$9,905
Net loss	—	—	—	(41,406)	—	(41,406)
Other comprehensive income	—	—	—	—	2	2
Issuance of stock, net of issue costs	28,790,548	29	40,909	—	—	40,938
Fair value of warrants issued	—	—	355	—	—	355
Exercise of stock options	310,900	—	503	—	—	503
Vesting of stock units	153,601	—	(27)	—	—	(27)
Stock-based compensation	—	—	1,417	—	—	1,417
Balance at June 30, 2018	74,512,048	$74	$374,766	$(363,991)	$838	$11,687

Balance at January 1, 2019	95,372,236	$95	$445,192	$(408,493)	$839	$37,633
Net loss	—	—	—	(30,736)	—	(30,736)
Other comprehensive income	—	—	—	—	1	1
Issuance of stock, net of issue costs	10,526,500	10	18,333	—	—	18,343
Exercise of stock options	166,760	1	307	—	—	308
Vesting of stock units	232,296	—	(73)	—	—	(73)
Stock-based compensation	—	—	2,734	—	—	2,734
Balance at June 30, 2019	106,297,792	$106	$466,493	$(439,229)	$840	$28,210

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(30,736)	$(41,406)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization of intangible assets	1,230	615
Depreciation of property and equipment	78	84
Amortization of debt discount	270	209
Non-cash interest expense	406	—
Loss on extinguishment of debt	3,810	—
Stock-based compensation	2,734	1,417
Change in fair value of derivative liability	—	26,278
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(10,681)	(241)
Inventory	(1,392)	—
Accounts payable and accrued expenses	3,826	2,659
Right-of-use assets and operating lease liabilities	44	—
Deferred revenue	(30)	(505)
Deferred rent		(11)
Net cash used in operating activities	(30,441)	(10,901)
Cash flows from investing activities:
Acquisition of Icon Bioscience Inc., net of cash acquired	—	(16,780)
Purchases of property and equipment	(207)	(44)
Net cash used in investing activities	(207)	(16,824)
Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	18,343	34,471
Proceeds from issuance of long-term debt	50,000	20,000
Payment of debt issue costs	(1,341)	(1,347)
Payment of long-term debt principal	(20,000)	—
Payment of extinguishment of debt costs	(2,716)	—
Net settlement of stock units to satisfy statutory tax withholding	(46)	—
Proceeds from exercise of stock options	308	503
Payment of contingent development milestone	(15,000)	—
Net cash provided by financing activities	29,548	53,627
Effect of foreign exchange rate changes on cash and cash equivalents	—	(2)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,100)	25,900
Cash, cash equivalents and restricted cash at beginning of period	45,411	13,026
Cash, cash equivalents and restricted cash at end of period	$44,311	$38,926
Supplemental cash flow information:
Cash interest paid	$1,175	$258
Supplemental disclosure of non-cash investing and financing activities:
Accrued development milestone	—	15,000
Accrued term loan exit fee	3,000	1,200
Fair value of second tranche purchase liability	—	4,734
Fair value of warrants issued with debt	—	355
Fair value of second tranche warrants	—	18,165

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Operations and Basis of Presentation

Overview

The accompanying condensed consolidated financial statements of EyePoint Pharmaceuticals, Inc. and subsidiaries (collectively, the “Company”) as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Transition Report on Form 10-K for the six months ended December 31, 2018. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the six months ended December 31, 2018, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods indicated. The preparation of financial statements in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year or any future period.

The Company is a specialty biopharmaceutical company committed to developing and commercializing innovative ophthalmic products for the treatment of eye diseases. The Company has two products, YUTIQ® and DEXYCU®, which were approved by the U.S. Food and Drug Administration (“FDA”) in October 2018 and February 2018, respectively.

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

ILUVIEN® for diabetic macular edema (“DME”), the Company’s lead licensed product, is sold directly in the U.S. and several European Union (“EU”) countries by Alimera Sciences, Inc. (“Alimera”). In July 2017, the Company expanded its license agreement with Alimera to include the uveitis indication utilizing the Durasert technology in Europe, the Middle East and Africa (“EMEA”), which received European regulatory approval in March 2019 and, subject to obtaining pricing and reimbursement in each applicable country, will be marketed as ILUVIEN. Retisert®, one of the Company’s earlier generation products, was approved in 2005 by the FDA for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye and is sold in the U.S. by Bausch & Lomb Inc. (“Bausch & Lomb”). The Company’s development programs are focused primarily on developing sustained release products that utilize its Durasert and Verisome technology platforms to deliver approved drugs to treat chronic diseases. The Company’s strategy includes developing products independently while continuing to leverage its technology platforms through collaborations and license agreements.

Liquidity

The Company has a history of operating losses and has not had significant recurring cash inflows from revenue. The Company’s operations have been financed primarily from sales of its equity securities, issuance of debt and a combination of royalty income and other fees received from collaboration partners. In April 2019, the Company consummated an equity offering of its common stock (“Common Stock”), resulting in net proceeds of approximately $18.3 million. During April 2019, the Company exercised its option to draw an additional $15.0 million under the new term loan agreement (the “CRG Loan Agreement”) with CRG Servicing LLC  (“CRG”) and paid a $15.0 million development milestone that was due to the former Icon security holders following the first commercial sale of DEXYCU (see Note 3). The Company had cash and cash equivalents of $44.2 million at June 30, 2019 .

In the first quarter of 2019, the Company commenced the U.S. launch of its first two commercial products, YUTIQ and DEXYCU. Overall, the commercial launch of YUTIQ and DEXYCU has been encouraging with demand for YUTIQ exceeding the Company’s expectations. Interest in DEXYCU remains strong within the physician groups that have received training and are now authorized to order DEXYCU from their wholesalers, and DEXYCU demand within these groups have been increasing during the second quarter of 2019. However, overall DEXYCU demand has been slower than anticipated due in part to Ambulatory Surgical Centers’ office management generally adopting a cautious approach to the reimbursement process, as reimbursement for other surgical drugs has been inconsistent in the past. Even though DEXYCU has a “J” code which should enable a more straightforward and consistent reimbursement process, particularly when patients are covered by commercial and Medicare Advantage plans, many Ambulatory Surgical Centers nevertheless are waiting to ensure reimbursement of DEXYCU across multiple insurers before ordering the product in significant volume. Additionally, physicians have been utilizing the Company’s non-revenue sample program to facilitate their training. These factors have contributed to a reduced anticipated cash flow from the early launch of DEXYCU. The Company expects that its existing cash and cash equivalents at June 30, 2019 and cash inflows from anticipated YUTIQ and DEXYCU product sales will be sufficient to fund the Company’s operating plan into 2020.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. This standard will be effective for the Company in the first quarter of its fiscal year ending December 31, 2020. The Company is currently evaluating the impact the adoption of this update will have on its consolidated financial statements.

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

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

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

Reserves for variable consideration — Product sales are recorded at the wholesale acquisition costs, net of applicable reserves for variable consideration. Components of variable consideration include trade discounts and allowances, provider chargebacks and discounts, payor rebates, product returns, and other allowances that are offered within contracts between the Company and its Distributors, payors, and other contracted purchasers relating to the Company’s product sales. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified either as reductions of accounts receivable or a current liability, depending on how the amount is to be settled. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.  Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, the Company adjusts these estimates, which would affect product revenue and earnings in the period such variances become known.

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

Government rebates — The Company is subject to discount obligations under state Medicaid programs and Medicare. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period.

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

Co-Payment assistance — The Company offers co-payment assistance to commercially insured patients meeting certain eligibility requirements. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue.

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

Pursuant to the Merger Agreement, the Company made a closing payment of $15.0 million to SRS, net of an estimated $127,000 working capital adjustment, and is obligated to pay certain post-closing contingent cash payments upon the achievement of specified milestones and based upon certain net sales and partnering revenue standards, in each case subject to the terms and conditions set forth in the Merger Agreement. These include but are not limited to (i) a one-time development milestone of $15.0 million payable in cash upon the first commercial sale of DEXYCU in the U.S., (ii) sales milestone payments totaling up to $95.0 million upon the achievement of certain sales thresholds and subject to certain Centers for Medicare & Medicaid Services (“CMS”) reimbursement conditions set forth in the Merger Agreement, (iii) quarterly earn-out payments equal to 12% on net sales of DEXYCU in a given year, which earn-out payments will increase to 16% of net sales of DEXYCU in such year beginning in the calendar quarter for such year to the extent aggregate annual DEXYCU consideration exceeds $200.0 million in such year, (iv) quarterly earn-out payments equal to 20% of partnering revenue received by the Company for DEXYCU outside of the U.S., and (v) single-digit percentage quarterly earn-out payments with respect to net sales and/or partnering income, if any, resulting from future clinical development, regulatory approval and commercialization of any other product candidates the Company acquired in the Icon Acquisition. Following the first commercial sale of DEXYCU, the Company paid the $15.0 million one-time development milestone to SRS in April 2019.

The purchase price on the date of the Icon Acquisition was $32.0 million, and was comprised of the closing consideration of $15.0 million, including the assumption of an estimated $127,000 of net current liabilities of Icon, the contingent development milestone payment of $15.0 million and transaction costs of approximately $2.0 million. Given the stage of development of DEXYCU, the Company determined these payments did not represent research and development costs. The contingent consideration in the form of sales milestones will be capitalized as additional intangible assets when any such consideration becomes probable and can be reasonably estimated. Sales-based royalty payments will be expensed as incurred.

The purchase price was allocated to a single finite-lived intangible asset with an expected amortization life of approximately 13 years. The intangible asset is being amortized on a straight-line basis over that period. The acquisition did not have a net tax impact due to a full valuation allowance against the acquired net deferred tax assets.

For the three and six months ended June 30, 2019, the Company accrued sales-based royalty expense of $0 and $99,000 respectively, as a component of cost of sales.

4.	License and Collaboration Agreements

Alimera

Under a collaboration agreement with Alimera, as amended in March 2008 (the “Prior Alimera Agreement”), the Company licensed to Alimera the rights to develop, market and sell certain product candidates, including ILUVIEN for DME, and Alimera assumed all financial responsibility for the development of the licensed products. The Company was entitled to receive a share of any net profits (as defined) on sales of each licensed product (including ILUVIEN) by Alimera, measured on a quarter-by-quarter and country-by-country basis, and Alimera was entitled to recover a share of previously incurred and unapplied net losses (as defined) for commercialization of each product in a country. The Company was also entitled to reimbursement of certain patent maintenance costs with respect to the patents licensed to Alimera.

On July 10, 2017, the Company entered into a further amended and restated collaboration agreement (the “Amended Alimera Agreement”), pursuant to which the Company (i) licensed its then Durasert three-year uveitis product candidate (currently marketed by the Company as YUTIQ in the U.S.) to Alimera for regulatory approval and distribution under its ILUVIEN trade name in EMEA and (ii) converted the net profit share arrangement for each licensed product (including ILUVIEN) under the Prior Alimera Agreement to a sales-based royalty on a calendar quarter basis commencing July 1, 2017, with payments from Alimera due 60 days following the end of each quarter.

Following the completion of the Amended Alimera Agreement, Alimera filed a Type II variation in December 2017 for ILUVIEN for the treatment of non-infectious uveitis affecting the posterior segment of the eye in all seventeen European countries in which it previously received regulatory approval for ILUVIEN for DME. In March 2019, Alimera received regulatory approval for the uveitis indication. After the label for this new indication is finalized consistent with each such country’s local requirements, Alimera has indicated that it plans to commercialize the product for this indication under its ILUVIEN trademark.

Under the Amended Alimera Agreement, sales-based royalties started at the rate of 2%. Commencing December 12, 2018, the royalty rate increased to 6% on aggregate calendar year net sales up to $75 million and to 8% on any calendar year net sales in excess of $75 million. Alimera’s share of contingently recoverable accumulated ILUVIEN commercialization losses under the Prior Alimera Agreement, capped at $25 million, are being reduced as follows: (i) $10.0 million was cancelled in lieu of an upfront license fee on the effective date of the Amended Alimera Agreement; (ii) for the period from December 12, 2018 through calendar year 2020, 50% of earned sales-based royalties in excess of 2% will be offset against quarterly royalty payments otherwise due from Alimera; (iii) in March 2019, another $5.0 million was cancelled upon Alimera’s receipt of regulatory approval for ILUVIEN for the uveitis indication; and (iv) commencing in calendar year 2021, 20% of earned sales-based royalties in excess of 2% will be offset against quarterly royalty payments otherwise due from Alimera until such time as the balance of the original $25 million of recoverable commercialization losses has been fully recouped. At June 30, 2019, the remaining recoverable balance of these commercialization losses was approximately $9.4 million.

Revenue recognized under the Amended Alimera Agreement totaled $505,000 and $199,000 for the three months ended June 30, 2019 and 2018, respectively, and $1,056,000 and $433,000 for the six months ended June 30, 2019 and 2018, respectively. In addition to patent fee reimbursements in both periods, the Company recorded $500,000 and $196,000 of sales-based royalty income for the three months ended June 30, 2019 and 2018, respectively, and $1,016,000 and $379,000 for the six months ended June 30, 2019 and 2018, respectively.

Bausch & Lomb

Pursuant to a licensing and development agreement, as amended, Bausch & Lomb has a worldwide exclusive license to make and sell Retisert in return for royalties based on sales. Royalty income was $0 and $301,000 for the three months ended June 30, 2019 and 2018, respectively, and $204,000 and $522,000 for the six months ended June 30, 2019 and 2018, respectively. Accounts receivable from Bausch & Lomb was $0 at June 30, 2019 and $253,000 at December 31, 2018.

OncoSil Medical

The Company entered into an exclusive, worldwide royalty-bearing license agreement in December 2012, amended and restated in March 2013, with OncoSil Medical UK Limited (f/k/a Enigma Therapeutics Limited), a wholly-owned subsidiary of OncoSil Medical Ltd (“OncoSil”) for the development of BrachySil, the Company’s previous product candidate for the treatment of pancreatic and other types of cancer. The Company received an upfront fee of $100,000 and is entitled to 8% sales-based royalties, 20% of sublicense consideration and milestone payments based on aggregate product sales. OncoSil is obligated to pay an annual license maintenance fee of $100,000 by the end of each calendar year, the most recent of which was received in December 2018. For each calendar year commencing with 2014, the Company is entitled to receive reimbursement of any patent maintenance costs, sales-based royalties and sub-licensee sales-based royalties earned, but only to the extent such amounts, in the aggregate, exceed the $100,000 annual license maintenance fee. As of June 30, 2019, OncoSil has not received regulatory approval in any jurisdiction. In March 2019 the Clinical Oversight Committee of the British Standards Institute (“BSI”) advised OncoSil that insufficient clinical benefit had been demonstrated to recommend approval of its longstanding CE Mark application. OncoSil is awaiting confirmation of a follow-up meeting with BSI to discuss next steps. The Company has no consequential performance obligations under the OncoSil license agreement. No revenue was recognized related to the OncoSil agreement for each of the three and six months ended June 30, 2019 and 2018. As of June 30, 2019, no deferred revenue was recorded for this agreement.

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

During the three and six months ended June 30, 2019, $0 and $30,000, respectively, attributable to the Company’s technical assistance obligation was recognized as revenue. At June 30, 2019, no deferred revenue was recorded for this agreement.

Feasibility Study Agreements

The Company from time to time enters into funded agreements to evaluate the potential use of its technology systems for sustained release of third-party drug candidates in the treatment of various diseases. Consideration received is generally recognized as revenue over the term of the feasibility study agreement. Revenue recognition for consideration, if any, related to a license option right is assessed based on the terms of any such future license agreement or is otherwise recognized at the completion of the feasibility study agreement. No revenue under feasibility study agreements was recognized for the three and six months ended June 30, 2019, and revenues of $215,000 and $685,000 were recognized for the three and six months ended June 30, 2018, respectively. At June 30, 2019, no deferred revenue was recorded for any such agreements.

5.	Intangible Assets

The reconciliation of intangible assets for the six months ended June 30, 2019 and 2018 was as follows (in thousands):

	June 30,	June 30,
	2019	2018
Patented technologies
Gross carrying cost at beginning of period	$68,322	$36,349
Acquisition of Icon Bioscience Inc.	—	31,973
Gross carrying cost at end of period	68,322	68,322
Accumulated amortization at beginning of period	(38,193)	(36,349)
Amortization expense	(1,230)	(615)
Accumulated amortization at end of period	(39,423)	(36,964)
Net book value at end of period	$28,899	$31,358

The Company amortizes intangible assets with finite lives on a straight-line basis over their respective estimated useful lives. Amortization of intangible assets totaled $615,000 and $1.2 million for the three and six months ended June 30, 2019, respectively, and $615,000 for each of the three and six month periods ended June 30, 2018. The Company’s previously acquired finite-lived intangible assets were fully amortized as of December 31, 2017.

In connection with the Icon Acquisition (see Note 3), the initial purchase price was attributed to the DEXYCU product intangible asset. This finite-lived intangible asset is being amortized on a straight-line basis over its expected remaining useful life of 11.75 years at the rate of approximately $2.5 million per year. Amortization expense was reported as a component of cost of sales for the three and six months ended June 30, 2019, and was included in research and development for the three and six months ended June 30, 2018 in the condensed consolidated statement of comprehensive loss. In each of the next five years, the amortization expense is expected to be $2.5 million, respectively.

6.	Accrued Expenses

Accrued expenses consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Personnel costs	$2,066	$1,998
Clinical trial costs	554	798
Professional fees	400	571
Product revenue allowances and reserves	1,051	—
Other	143	422
	$4,214	$3,789

7.	Leases

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

In July 2017, the Company leased approximately 3,000 square feet of office space in Basking Ridge, New Jersey under a lease term extending through June 2022, with two five-year renewal options at 95% of the then-prevailing market rates. In addition to base rent, the Company is obligated to pay its proportionate share of building operating expenses and real estate taxes in excess of base year amounts. In June 2018, the Company subleased an additional 1,381 square feet of adjoining space from Caladrius Biosciences, Inc. (“Caladrius”) through May 2022. The Chief Executive Officer of Caladrius is a director of the Company. Per the terms of the lease and sublease agreements, the Company does not have any residual value guarantees.

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

As of June 30, 2019, the weighted average remaining term of the Company’s operating leases was 5.7 years and the lease liabilities arising from obtaining ROU assets reflect a weighted average discount rate of 12.5%. Maturities of lease liabilities due under these operating lease agreements as of June 30, 2019 are as follows (in thousands):

Remainder of 2019	$425
2020	867
2021	889
2022	849
2023	815
Thereafter	1,176
Total lease payments	5,021
Less imputed interest	(1,431)
Total operating lease liabilities	3,590
Less: current portion	441
Non-current portion	$3,149

Operating lease expense recognized during the three and six months ended June 30, 2019 related to ROU assets were $213,000 and $427,000, respectively, excluding $9,000 and $18,000 of variable lease costs, respectively, and were included in general and administrative expense in the Company’s statement of comprehensive loss. Cash paid for amounts included in the measurement of operating lease liabilities were $205,000 and $383,000, respectively, for the three and six months ended June 30, 2019.

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

Net product revenues by product for the three and six months ended June 30, 2019 were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
YUTIQ	$6,705	$7,248
DEXYCU	—	684
Total product sales, net	$6,705	$7,932

During the three and six months ended June 30, 2019, revenues from the Company’s single 3PL accounted for 93.0% and 86.0% of total revenues, respectively. Accounts receivable from the 3PL accounted for 94.7% of total accounts receivable at June 30, 2019.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2019 (in thousands):

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2019	$—	$—	$—	$—
Provision related to sales in the current year	877	76	187	1,140
Adjustments related to prior period sales	—	—	—	—
Credits and payments made	(89)	—	—	(89)
Ending balance at June 30, 2019	$788	$76	$187	$1,051

All product revenue allowances and reserves at June 30, 2019 are recorded as a component of accrued expenses on the condensed consolidated balance sheets (See Note 6).

9.	Term Loan Agreements

CRG Term Loan Agreement

On February 13, 2019 (the “CRG Closing Date”), the Company entered into the CRG Loan Agreement among the Company, as borrower, CRG Servicing LLC, as administrative agent and collateral agent (the “Agent”), and the lenders party thereto from time to time (the “Lenders”), providing for a senior secured term loan of up to $60 million (the “CRG Loan”). On the CRG Closing Date, $35 million of the CRG Loan was advanced (the “CRG Initial Advance”). The Company utilized the proceeds from the CRG Initial Advance for the repayment in full of all outstanding obligations under its prior credit agreement (the “SWK Credit Agreement”) with SWK Funding LLC (“SWK”). In April 2019, the Company exercised its option to borrow an additional $15 million of the CRG Loan (the “CRG Second Advance”). The Company may draw up to an additional $10 million, subject to achievement of prescribed three-month trailing product revenues of YUTIQ and DEXYCU on or before March 31, 2020.

The CRG Loan is due and payable on December 31, 2023 (the “Maturity Date”). The CRG Loan bears interest at a fixed rate of 12.5% per annum payable in arrears on the last business day of each calendar quarter. The Company is required to make quarterly, interest only payments until the Maturity Date. So long as no default has occurred and is continuing, the Company may elect on each applicable interest payment date to pay 2.5% of the 12.5% per annum interest as Paid In-Kind (“PIK”), whereby such PIK amount would be added to the aggregate principal amount and accrue interest at 12.5% per annum. Through June 30, 2019, total PIK amounts of $406,000 have been added to the principal balance of the CRG Loan. In addition, the Company is required to pay an upfront fee of 1.5% of amounts borrowed under the CRG Loan (excluding any paid-in-kind amounts), which is payable as amounts are advanced under the CRG Loan. The Company will also be required to pay an exit fee equal to 6% of (i) the aggregate principal amounts advanced and (ii) PIK amounts issued, under the CRG Loan Agreement. In connection with the CRG Initial Advance, a 1.5% financing fee of $525,000 and an expense reimbursement of $350,000 were deducted from the net borrowing proceeds. In connection with the CRG Second Advance, a 1.5% financing fee of $225,000 was deducted from the net borrowing proceeds.

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

The CRG Loan Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on our and our subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the CRG Loan Agreement contains the following financial covenants requiring the Company and the Guarantors to maintain:

•

liquidity in an amount which shall exceed the greater of (i) $5 million and (ii) to the extent the Company has incurred certain permitted debt, the minimum cash balance, if any, required of the Company by the creditors of such permitted debt; and

•

annual minimum product revenue from YUTIQ and DEXYCU: (i) for the twelve-month period beginning on January 1, 2019 and ending on December 31, 2019, of at least $15 million, (ii) for the twelve-month period beginning on January 1, 2020 and ending on December 31, 2020, of at least $45 million, (iii) for the twelve-month period beginning on January 1, 2021 and ending on December 31, 2021, of at least $80 million and (iv) for the twelve-month period beginning on January 1, 2022 and ending on December 31, 2022, of at least $90 million.

The total debt discount related to the CRG Initial Advance was approximately $3.2 million and consisted of (i) the accrual of a $2.1 million exit fee; (ii) the $525,000 upfront fee; and (iii) $591,000 of legal and other transaction costs. This amount is being amortized as additional interest expense over the term of the Loan using the effective interest rate method.

The total debt discount related to the CRG Second Advance was approximately $1.1 million and consisted of (i) the accrual of a $900,000 exit fee; and (ii) the $225,000 upfront fee. This amount is being amortized as additional interest expense over the term of the Loan using the effective interest rate method.

Amortization of debt discount under the CRG Loan totaled $130,000 and $185,000 for the three and six months ended June 30, 2019.

SWK Credit Agreement

On March 28, 2018 (the “SWK Closing Date”), the Company entered into the SWK Credit Agreement among the Company, as borrower, SWK, as agent, and the lenders party thereto from time to time, providing for a senior secured term loan of up to $20 million (the “SWK Loan”). On the SWK Closing Date, $15 million of the SWK Loan was advanced (the “SWK Initial Advance”). The remaining $5 million of the SWK Loan was advanced on June 26, 2018 (the “SWK Additional Advance”).

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

The Additional Advance Warrant Shares were recorded as a liability at the Closing Date and were remeasured at fair value at each reporting period until the date of the SWK Additional Advance. The aggregate fair value of the Additional Advance Warrant Shares at the Closing Date was $69,000. The Initial Advance Warrant Shares were recorded as equity on the Company’s balance sheet at their relative fair value of $284,000. The remaining $14.6 million of the proceeds received were allocated to the SWK Initial Advance term loan. Upon the closing of the SWK Additional Advance in June 2018, the Additional Advance Warrant Shares were re-valued at $87,000 and reclassified to equity.

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

The total debt issue costs related to the SWK Additional Advance was $299,000 and was comprised of the allocated portions of the 1.5% upfront fee and the Exit Fee.  This amount was recorded as a prepaid expense to be amortized ratably from the SWK Closing Date through December 31, 2018. Through the date of the SWK Additional Advance, $97,000 was amortized and the remaining balance of $202,000 was reclassified to debt discount in June 2018. Together with the 6% Exit Fee on the SWK Additional Advance and other transaction costs, total debt discount of $652,000 associated with the SWK Additional Advance was to be amortized over the remaining life of the SWK Additional Advance portion of the SWK Loan using the effective interest rate method.

The SWK Loan was originally scheduled to mature on March 27, 2023 and bore interest at a per annum rate of the three-month LIBOR rate (subject to a 1.5% floor) plus 10.50%.  On February 13, 2019, the Company repaid the SWK Loan in connection with the consummation of the CRG Loan Agreement. In addition to repayment of the $20 million principal balance, the Company paid (i) a $1.2 million prepayment penalty, (ii) the $1.2 million Exit Fee, (iii) accrued and unpaid interest of $664,000 through that date and (iv) an additional make-whole interest payment of $306,000 covering the additional period through what would have been the first anniversary of the SWK Loan. In connection with the prepayment of the SWK Loan, the Company recorded a loss on extinguishment of debt of $3.8 million in the three months ended March 31, 2019. In addition to the prepayment penalty and make-whole interest payment amounts, the loss on extinguishment of debt included the write-off of the remaining balance of unamortized debt discount of approximately $2.3 million.

Amortization of debt discount under the SWK Loan totaled $84,000 in the first quarter of 2019 through the SWK loan extinguishment date. The Company recorded $209,000 of amortized deferred debt issue costs and debt discount for the three and six months ended June 30, 2018.

10.	Stockholders’ Equity

2019 Equity Financing

In April 2019, the Company sold 10,526,500 shares of common stock in an underwritten public offering at a price of $1.90 per share for gross proceeds of $20.0 million. Underwriter discounts and commissions and other share issue costs totaled approximately $1.7 million.

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

The Company determined that the First Tranche Transaction and the Second Tranche Transaction should be accounted for as a single transaction. Accordingly, the total consideration received on the SWK Closing Date of $9.5 million was first allocated to the future obligation to issue Units in the Second Tranche Transaction at fair value as of the SWK Closing Date, with the residual amount allocated to the Common Stock issued in the First Tranche Transaction. Further, issuance costs of $343,000 were allocated to each of the freestanding instruments on the basis of relative fair value. A net amount of approximately $4.6 million was allocated to each of the Common Stock issued in the First Tranche Transaction and the future obligation to issue Units in the Second Tranche Transaction, respectively, as of the SWK Closing Date. As of March 31, 2018, the fair value of the Second Tranche Transaction derivative liability was approximately $6.9 million and the Company recorded the $2.2 million change in fair value for the quarter ended March 31, 2018.

The future obligation to issue Units in the second tranche transaction was revalued immediately prior to the Second Tranche Transaction on June 25, 2018 and resulted in a change in fair value of approximately $22.2 million. Upon consummation of the Second Tranche Transaction, the resulting derivative liability balance of approximately $29.1 million was reclassified to equity.

The Company determined that the Second Tranche Warrants were considered puttable warrants that represented an obligation that was indexed to the repurchase of the Company’s shares and could require a transfer of assets that required classification as derivative liabilities. The initial valuation of the Second Tranche Warrants on June 25, 2018 of approximately $18.2 million was revalued at June 30, 2018 and then immediately prior to exercise and resulted in a change in fair value of $1.6 million and $18.9 million, respectively. The change in fair value immediately prior to exercise, in September 2018, was determined as the excess of the closing share price of the Company’s Common Stock on the respective dates on which exercise notices were submitted by each of the Second Tranche Investors over the $1.43 exercise price. Upon exercise of the Second Tranche Warrants, the resulting derivative liability balance of $38.7 million was reclassified to equity.

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

The Company did not sell any shares of its Common Stock pursuant to the ATM program during the three and six months ended June 30, 2019.

Warrants to Purchase Common Shares

The following table provides a reconciliation of fixed price warrants to purchase shares of the Company’s Common Stock for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019		2018
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Balance at beginning of period	486,812	$1.23	—	$—
Issued	—	—	486,812	1.23
Balance and exercisable at end of period	486,812	$1.23	486,812	$1.23

In connection with the SWK Credit Agreement (see Note 9), the Company issued the SWK Warrant to purchase (i) 409,091 Initial Advance Warrant Shares on March 28, 2018 at an exercise price of $1.10 per share with a seven-year term and (ii) 77,721 Additional Advance Warrant Shares on June 26, 2018 at an exercise price of $1.93 per share with a seven-year term. At June 30, 2019 the weighted average remaining life of the warrants was approximately 5.75 years.

At June 30, 2018 a total of 20,184,224 Second Tranche Warrants were outstanding with a variable exercise price and, accordingly, were excluded from the above table. These warrants were exercised in full in late September 2018 for proceeds of approximately $28.9 million.

11.	Share-Based Payment Awards

Equity Incentive Plan

The 2016 Long-Term Incentive Plan (the “2016 Plan”), approved by the Company’s stockholders on December 12, 2016 (the “Adoption Date”), provides for the issuance of up to 3,000,000 shares of  the Company’s Common Stock reserved for issuance under the 2016 Plan plus any additional shares of the Company’s Common Stock that were available for grant under the 2008 Incentive Plan (the “2008 Plan”) at the Adoption Date or would otherwise become available for grant under the 2008 Plan as a result of subsequent termination or forfeiture of awards under the 2008 Plan. At the Company’s Annual Meeting of Stockholders held on June 25, 2019, the Company’s stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance by 11,000,000 shares. At June 30, 2019, a total of  8,923,038 shares were available for new awards.

Certain inducement awards, although not awarded under the 2016 Plan or the 2008 Plan, are subject to and governed by the terms and conditions of the 2016 Plan or 2008 Plan, as applicable.

Stock Options

The following table provides a reconciliation of stock option activity under the Company’s equity incentive plans and for inducement awards for the six months ended June 30, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
			(in years)	(in thousands)
Outstanding at January 1, 2019	8,139,377	$2.83
Granted	4,162,096	2.43
Exercised	(166,760)	1.84
Forfeited	(555,474)	2.55
Expired	(32,100)	2.26
Outstanding at June 30, 2019	11,547,139	$2.72	7.68	$89
Exercisable at June 30, 2019	4,398,395	$3.18	5.33	$9

During the six months ended June 30, 2019, the Company granted 2,892,060 options to employees with ratable monthly vesting over four years, 788,000 options to employees with 25% vesting after one year followed by ratable monthly vesting over three years, 80,000 options to a newly appointed non-executive director with ratable annual vesting over three years, 13,500 options to employees with ratable annual vesting over three years, and 388,536 options to directors and two external consultants with 1-year cliff vesting. All option grants have a 10-year term. Options to purchase a total of 1,212,780 shares of the Company’s Common Stock vested during the six months ended June 30, 2019.

In determining the grant date fair value of option awards during the six months ended June 30, 2019, the Company applied the Black-Scholes option pricing model based on the following key assumptions:

Option life (in years)	5.50 - 6.08
Stock volatility	60% - 64%
Risk-free interest rate	1.76% - 2.63%
Expected dividends	0.0%

The following table summarizes information about employee, non-executive director and external consultant stock options for the six months ended June 30, 2019 (in thousands, except per share amount):

Six Months Ended
June 30, 2019
Weighted-average grant date fair value per share	$0.96
Total cash received from exercise of stock options	308
Total intrinsic value of stock options exercised	63

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

The following table provides a reconciliation of RSU activity under the 2016 Plan for the six months ended June 30, 2019:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Nonvested at January 1, 2019	590,213	$1.86
Granted	587,761	1.90
Vested	(206,067)	1.79
Forfeited	(102,845)	2.19
Nonvested at June 30, 2019	869,062	$1.86

At June 30, 2019, the weighted average remaining vesting term of the RSUs was 1.53 years.

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

In addition, there were 225,000 outstanding PSUs at June 30, 2019 and December 31, 2018 that were granted as inducement awards to the Company’s Chief Financial Officer in connection with his hire at August 1, 2018. The PSUs are subject to proportional vesting based on cumulative measurement over a 3-year period, with two-thirds of the award based upon the achievement of defined amounts of the Company’s product revenues through June 30, 2021 and one-third of the award based upon the net present value of each applicable business development transaction, as defined, through August 1, 2021 measured as of the date that each such transaction is consummated by the Company. The performance conditions of the PSUs were not deemed to be probable of occurrence at June 30, 2019 and, accordingly, no stock-based compensation has been recorded for the three and six months ended June 30, 2019. The Company’s Chief Financial Officer resigned from his position on July 8, 2019 and as a result, the performance metrics will not be met for vesting.

The following table provides a reconciliation of PSU activity for the six months ended June 30, 2019:

		Weighted
	Number of	Average
	Performance	Grant Date
	Stock Units	Fair Value
Nonvested at January 1, 2019	370,000	$2.01
Vested	(48,334)	1.52
Forfeited	(20,000)	1.77
Nonvested at June 30, 2019	301,666	$2.10

The weighted-average remaining vesting term of the outstanding PSUs at June 30, 2019 under the 2016 Plan was approximately 3.4 months.

Deferred Stock Units

There were 417 and 35,418 non-vested deferred stock units (“DSUs”) issued and outstanding to the Company’s non-executive directors at each of June 30, 2019 and December 31, 2018, respectively. Each DSU vests one year from the date of grant. Subsequent to vesting, the DSUs will be settled in shares of the Company’s Common Stock upon the earliest to occur of (i) each director’s termination of service on the Company’s Board of Directors and (ii) the occurrence of a change of control as defined in the award agreement. At June 30, 2019, there were 70,834 vested DSUs that have not been settled in shares of the Company’s Common Stock.

		Weighted
	Number of	Average
	Deferred	Grant Date
	Stock Units	Fair Value
Nonvested at January 1, 2019	35,418	$1.95
Vested	(35,001)	1.95
Nonvested at June 30, 2019	417	$2.32

At June 30, 2019, the weighted average remaining vesting term of the DSUs was approximately 2.3 months.

Market-Based Restricted Stock Units

At June 30, 2019 and December 31, 2018, there were 500,000 market-based RSUs (“market-based RSUs”) outstanding that were issued on September 15, 2016 as an inducement award to the Company’s President and CEO in connection with her hire. Subject to a service condition through September 15, 2019, the number of shares underlying the market-based RSUs that will vest will be based upon the determination of the relative percentile rank of the 3-year change in the closing price of the Company’s Common Stock compared to that of the companies that make up the Nasdaq Biotechnology Index over that same 3-year period. The weighted average grant date fair value of the market-based RSUs of $1.45 per share was determined using a Monte Carlo valuation model at the date of grant. Stock-based compensation has been recorded from the grant date on a straight-line basis.

Employee Stock Purchase Plan

On June 25, 2019, the Company’s stockholders approved the adoption of the EyePoint Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) and authorized up to 1,100,000 shares of Common Stock reserved for issuance to participating employees. The ESPP allows qualified participants to purchase the Company’s Common Stock at 85% of the lesser of the average of the high and low sales price of the Company’s Common Stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period. The first six month offering period under the ESPP will begin on August 1, 2019 and end on January 31, 2020. As of June 30, 2019, no shares of the Company’s Common Stock were issued pursuant to the ESPP.

Stock-Based Compensation Expense

The Company’s consolidated statements of comprehensive loss included total compensation expense from stock-based payment awards for the three and six months ended June 30, 2019 and 2018, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Compensation expense included in:
Research and development	$268	$345	$664	$660
Sales and marketing	179	50	323	50
General and administrative	1,049	579	1,747	707
	$1,496	$974	$2,734	$1,417

At June 30, 2019, there was approximately $6.0 million of unrecognized compensation expense related to outstanding equity awards under the 2016 Plan, the 2008 Plan and the inducement awards that is expected to be recognized as expense over a weighted-average period of approximately 1.6 years.

12.	Fair Value Measurements

The following tables summarize the Company’s assets carried at fair value measured on a recurring basis at June 30, 2019 and December 31, 2018 by valuation hierarchy (in thousands):

	June 30, 2019
		Quoted prices in	Significant other	Significant
	Total Carrying	active markets	observable inputs	unobservable inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$43,202	$43,202	$—	$—
	$43,202	$43,202	$—	$—

	December 31, 2018
		Quoted prices in	Significant other	Significant
	Total Carrying	active markets	observable inputs	unobservable inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$43,194	$43,194	$—	$—
	$43,194	$43,194	$—	$—

Financial instruments that potentially subject the Company to concentrations of credit risk have historically consisted principally of cash and cash equivalents. At June 30, 2019 and December 31, 2018, substantially all of the Company’s interest-bearing cash equivalent balances were concentrated in one U.S. Government institutional money market fund that has investments consisting primarily of U.S. Government Agency debt, U.S. Treasury Repurchase Agreements and U.S. Government Agency Repurchase Agreements. These deposits may be redeemed upon demand and, therefore, generally have minimal risk. The Company’s cash equivalents are classified within Level 1 on the basis of valuations using quoted market prices.

As described in Note 10, the Second Tranche Transaction was determined to be liability classified, which required that the liability be measured at fair value each period with changes in fair value being recorded as a component of net income (loss) in the statement of operations. The purchase price for each share of Common Stock issuable in the Second Tranche Transaction was defined as the lower of (a) $1.265 (which was a 15% premium to the First Tranche Purchase Price) and (b) a 20% discount to the volume weighted average price (“VWAP”) of the shares of Common Stock on the Nasdaq Stock Market for the 20 trading days immediately prior to the closing of the Second Tranche Transaction; provided, however, that the purchase price could not be lower than $0.88, which was a 20% discount to the First Tranche Purchase Price.

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

The valuation of the Second Tranche Transaction was determined to be a level 3 valuation because it included unobservable inputs. Changes in the valuation subsequent to the initial valuation were recorded as a component of non-operating expense in the consolidated statement of comprehensive loss. The Second Tranche Transaction liability was valued using a Monte Carlo simulation valuation model. This model incorporated several inputs, including the Common Stock price on the date of valuation, the historical volatility of the price of Common Stock, the risk-free interest rate and management’s assessment of the probability and timing of the issuance of the Units occurring. A significant fluctuation in the Company’s stock price or the Company’s estimate of the number of Units to be issued could result in a material increase or decrease in the fair value of the Second Tranche liability. The Second Tranche Transaction liability was settled upon the closing of the Second Tranche Transaction in June 2018. The Company remeasured the Second Tranche Transaction liability to fair value immediately prior to settlement. This valuation at settlement was calculated as the excess of the sum of (i) the fair value of the Second Tranche Warrants and (ii) the fair value of the shares of Common Stock issued to settle the liability over the cash proceeds received by the Company for the Units. Significant assumptions used to value this liability were as follows:

	March 28, 2018 (Date of Issuance)	June 25, 2018 (Date of Settlement)
Volatility	54.20%	N/A
Risk free interest rate	1.70%	N/A
Estimated date of stockholder approval	June 2018	N/A
Estimated number of units issuable	26,900,000	20,184,224
Valuation date stock price	$1.07	$1.93

Upon the closing of the Second Tranche Transaction, the Company issued the Second Tranche Warrants, which were determined to be liability classified, which required that the liability be measured at fair value each period with changes in fair value being recorded as a component of non-operating expense in the consolidated statement of comprehensive loss. This valuation was determined to be a level 3 valuation because it included unobservable inputs. The Second Tranche Warrants were valued using a Monte Carlo simulation valuation model. This model incorporated several inputs, including the Common Stock price on the date of valuation, the historical volatility of the price of the Common Stock and the risk-free interest rate. Following written notice of CMS approval to the holders of the Second Tranche Warrants, the Second Tranche Warrants were exercised in September 2018 at a purchase price of $1.43 per share for gross proceeds of $28.9 million.  Significant assumptions used to value this liability prior to exercise in September 2018 were as follows:

	June 25, 2018 (Date of issuance)	June 30, 2018
Volatility	81.00%	85.40%
Risk free interest rate	2.10%	2.10%
Term (in years)	0.5	0.5
Dividend rate	0%	0%
Valuation date stock price	$2.00	$2.08
Probability of issuance	100%	100%

The Additional Advance Warrant Shares were determined to be liability classified (see Note 9), which required that the liability be measured at fair value each period with changes in fair value being recorded as a component of non-operating expense in the condensed consolidated statement of comprehensive loss. The Additional Advance Warrant Shares were recorded as a liability at the SWK Closing Date and were remeasured at fair value at each reporting period until the date of the SWK Additional Advance. The aggregate fair value of the Additional Advance Warrant Shares at the SWK Closing Date was $69,000. The Initial Advance Warrant Shares were recorded as equity on the Company’s balance sheet at their relative fair value of $284,000. Upon the closing of the SWK Additional Advance, the Additional Advance Warrant Shares were re-valued at $87,000 and reclassified to equity.

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

The following table sets forth a summary of changes in the fair value of the Company’s derivative liability for which fair value was determined by Level 3 inputs (in thousands):

	Second Tranche Liability	Additional Advance Warrant Liability	Second Tranche Warrants	Total
Balance at January 1, 2018	$—	$—	$—	$—
Initial fair value of derivative liability	4,734	69	18,165	22,968
Change in fair value	24,319	18	1,615	25,952
Reclassification to equity	—	(87)	—	(87)
Settlement	(29,053)	—	—	(29,053)
Balance at June 30, 2018	$—	$—	$19,780	$19,780

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

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by adding to the basic weighted average number of common shares outstanding the total number of dilutive common equivalent shares using the treasury stock method, unless the effect is anti-dilutive. Potentially dilutive shares were not included in the calculation of diluted net loss per share for each of the three and six months ended June 30, 2019 and 2018, respectively, as their inclusion would be anti-dilutive.

Potential common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	11,552,639	7,750,244	11,552,639	7,750,244
Warrants	486,812	20,671,036	486,812	20,671,036
Restricted stock units	1,376,364	1,398,129	1,376,364	1,398,129
Performance stock units	301,666	466,668	301,666	466,668
Deferred stock units	417	35,001	417	35,001
	13,717,898	30,321,078	13,717,898	30,321,078

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements give our current expectations or forecasts of future events and are not statements of historical or current facts. These statements include, among others, statements about:

•	the potential advantages of DEXYCU® and YUTIQ® for the treatment of eye diseases;
•	our ability to manufacture DEXYCU and YUTIQ, or any future products or product candidates in sufficient quantities and quality;
•	our commercialization of DEXYCU and YUTIQ;
•	our expectations regarding the timing of a line extension application for approval of our YUTIQ next-generation, shorter-duration treatment for non-infectious posterior segment uveitis;
•	our ability to further develop sales and marketing capabilities, whether alone or with potential future collaborators;
•	our expectation that existing cash and cash equivalents at June 30, 2019 and cash inflows from anticipated YUTIQ and DEXYCU product sales will be sufficient to fund our operating plan into 2020.
•	future expenses and capital expenditures;
•	our expectations regarding the timing and design of our clinical development plans;
•	our ability to establish or maintain collaborations and obtain milestone, royalty and/or other payments from any such collaborators;
•	the ability of Alimera Sciences, Inc., or Alimera, to commercialize ILUVIEN® for the treatment of non-infectious posterior uveitis in Europe, the Middle East and Africa;
•	the implication of results from pre-clinical and clinical trials and our other research activities;
•	our intentions regarding our research into other uses and applications of our Durasert™ and Verisome® technology platforms;
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

Our Business

Overview

We are a specialty biopharmaceutical company committed to developing and commercializing innovative ophthalmic products for the treatment of eye diseases. We have two products, YUTIQ® and DEXYCU®, which were approved by the United States (“U.S.”) Food and Drug Administration (“FDA”) in October 2018 and February 2018, respectively. During the six months ended June 30, 2019, we launched both products directly in the U.S.

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

DEXYCU®, YUTIQ® and Durasert™ are our trademarks. Retisert® is Bausch & Lomb’s trademark. ILUVIEN® is Alimera’s trademark. Verisome® is Ramscor, Inc.’s trademark. Information with respect to ILUVIEN, including regulatory and marketing information, and Alimera’s plans and intentions, reflects information publicly disclosed by Alimera.

Recent Developments

Recent developments and ongoing activities regarding the commercialization of YUTIQ include:

•

YUTIQ received a notification from the Centers for Medicare & Medicaid Services (CMS) for a specific J-code, J-7314, through the Healthcare Common Procedure Coding System (HCPCS) which would become effective October 1, 2019.

•	Ten Key Account Managers (KAMs) have been engaged, who are dedicated to calling predominantly on uveitis specialists across the U.S.
•	Since the February 2019 launch of YUTIQ and as of July 31 2019, approximately 95% of the top decile of uveitis specialists have been visited by the ten KAMs.
•	As of July 31, 2019, YUTIQ has been included in more than 20 academic formularies and is pending inclusion for an additional eight.
•	As of July 31, 2019, our market access has been well established with 100% of Medicare patients being covered and over 95% of Medicare Advantage and Commercial patients being covered.

Recent developments and ongoing activities regarding the commercialization of DEXYCU include:

•

33 KAMs have been engaged, who are dedicated to the promotion of DEXYCU, and have focused on a phased launch program to ensure proper physician training for the preparation, application and administration of DEXYCU.

•

Since the March 2019 launch of DEXYCU and as of July 31, 2019, over 400 surgeons in more than 275 ambulatory surgical centers have completed the training/certification program and are now able to purchase DEXYCU.

•	As of July 31, 2019, over 4,200 patients have been injected with DEXYCU, primarily via our sampling program.
•	As of July 31, 2019, over 3,000 medical professionals and office staff have been called on to discuss DEXYCU.
•

As of July 31, 2019, our market access initiatives have resulted in 100% of Medicare fee for service lives being covered and benefit investigations being approved for over 90% of Medicare Advantage and commercial plan patients.

R&D Highlights

•

At the 37th Annual Scientific Meeting of the American Society of Retina Specialists (ASRS) that took place July 26-30, 2019 in Chicago, three podium presentations highlighted data supporting YUTIQ for the treatment of non-infectious posterior segment uveitis. Highlights from each of the presentations include:

o

Results at the 36-month follow up of the Phase 3 trial of YUTIQ demonstrated that visual acuity gains of 3-lines were more common with YUTIQ (33% vs 15%) and losses were more common with sham (9% vs 1%).

o

At 36-months, the recurrence rate in YUTIQ randomized eyes was significantly lower than in sham treated eyes (56.3% vs. 92.9%, respectively; p<0.001). The number of eyes with at least 1 recurrence was 49 for YUTIQ and 39 for sham treated eyes, with total recurrences of 103 for YUTIQ and 166 for sham treated eyes. The median time to the first recurrence was 1,051 days for YUTIQ (95% CI 686, 1,125) and 95 days for sham-treated eyes (95% CI 71, 117).

o	Safety data showed 19.5% of YUTIQ treated eyes needed the assistance of adjunctive intraocular/periocular injection medication for uveitic inflammation compared to 69.0% for sham treated eyes .

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires that we make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates, judgments and assumptions on historical experience, anticipated results and trends, and on various other factors that we believe are reasonable under the circumstances at the time. By their nature, these estimates, judgments and assumptions are subject to an inherent degree of uncertainty. Actual results may differ from our estimates under different assumptions or conditions. In our Transition Report on Form 10-K for the six months ended December 31, 2018, we set forth our critical accounting policies and estimates, which included revenue recognition and recognition of expense in outsourced clinical trial agreements. In the first quarter of 2019, we began selling commercial products and consider reserves for variable consideration related to product sales to be a critical accounting estimate. See Note 2 of the notes to our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q for a description of our accounting policies and estimates for reserves for variable consideration related to product sales.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018:

	Three Months Ended
	June 30,		Change
	2019	2018	Amounts	%
	(In thousands except percentages)
Revenues:
Product sales, net	$6,705	$—	$6,705	na
Collaborative research and development	5	218	(213)	(98)%
Royalty income	500	497	3	1%
Total revenues	7,210	715	6,495	908%
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	706	—	706	na
Research and development	3,955	4,765	(810)	(17)%
Sales and marketing	7,284	1,512	5,772	382%
General and administrative	4,815	4,220	595	14%
Amortization of acquired intangible assets	615	—	615	na
Total operating expenses	17,375	10,497	6,878	66%
Loss from operations	(10,165)	(9,782)	(383)	(4)%
Other income (expense):
Interest and other income	266	27	239	885%
Interest expense	(1,599)	(720)	(879)	(122)%
Change in fair value of derivative liability	—	(23,953)	23,953	na
Other expense, net	(1,333)	(24,646)	23,313	95%
Net loss	$(11,498)	$(34,428)	$22,930	67%

Product Sales,  net

Product sales, net represents the gross sales of DEXYCU and YUTIQ less provisions for product sales allowances and accruals. We commenced U.S. commercial sales of YUTIQ in February 2019 and net sales totaled $6.7 million for the quarter ended June 30, 2019.  We commenced commercial sales of DEXYCU in March 2019 and our 3PL utilized existing inventory to meet demand during the quarter ended June 30,2019. We had no product revenue during the three months ended June 30, 2018. We expect significant increases in product sales by quarter during the remainder of fiscal 2019.

Collaborative Research and Development

Collaborative research and development revenues decreased by 98%, or $213,000 to $5,000 for the three months ended June 30, 2019 compared to $218,000 for the three months ended June 30, 2018. This decrease was attributable primarily to the absence in the current period of $190,000 in revenues recognized from a feasibility study agreement.

Royalty Income

Royalty income increased by $3,000, or 1%, to $500,000 for the three months ended June 30, 2019 compared to $497,000 for the three months ended June 30, 2018. The increase was attributable primarily to a combination of an increase in the net sales-based royalty rate from 2% to 4% and higher ILUVIEN net sales under the Amended Alimera Agreement. This increase in ILUVIEN royalties was offset by recognizing no revenue for Retisert royalty as the licensee, Bausch and Lomb informed us during the quarter that they consider this agreement to have ended due to the expiration of certain patents.

Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Cost of sales, excluding amortization of acquired intangible assets, of approximately $706,000 for the three months ended June 30, 2019 consisted of costs associated with the manufacturing of YUTIQ and DEXYCU, certain period costs and product shipping costs.  We expensed manufacturing costs as research and development expenses in the periods prior to FDA approval of the products. In the fourth quarter of 2018, we began capitalizing inventory costs for YUTIQ and DEXYCU manufactured in preparation for our launch in the United States. We had no cost of sales for the three months ended June 30, 2018.

Research and Development

Research and development expenses decreased by $810,000, or 17%, to $4.0 million for the three months ended June 30, 2019 from $4.8 million for the same period in the prior year. This decrease was attributable primarily to (i) $903,000 of contract research organization costs for our YUTIQ Phase 3 clinical development program included in the three months ended June 30 2018 amount that was not incurred in the corresponding period in 2019 and (ii) $615,000 of amortization of the March 2018 acquired Intangible asset from the Icon Acquisition (classified as a separate line item in cost of sales post product launches), partially offset by increases of (i) $329,000 of personnel and related expenses for the build-out of our medical affairs group and expansion of regulatory and quality staffing including offsets for manufacturing related expenses absorbed into our cost of sales and (ii) $449,000 for medical affairs program expenses, including advisory board meetings and pharmacovigilance.

Sales and Marketing

With the commercial launch of DEXYCU and YUTIQ, we continued the build-out of our commercial infrastructure and marketing activities during the second quarter of fiscal 2019. Sales and marketing expense, expenses increased by $5.8 million, or 382%, to $7.3 million for the three months ended June 30, 2019 from $1.5 million for the same period in the prior year.  This increase was primarily attributable to (i) $3.1 million related to our contract sales organization which includes 10 YUTIQ and 33 DEXYCU key account managers, (ii) $1.4 million of personnel and related costs and (iii) $1.2 million of marketing program and agency costs

General and Administrative

General and administrative expenses increased by $595,000, or 14%, to $4.8 million for the three months ended June 30, 2019 from $4.2 million for the same period in the prior year. This increase was attributable primarily to (i) a $1.2 million increase in personnel and related expenses related senior management additions in finance, legal, human resources, information technology and business development, including $469,000 of stock-based compensation, partially offset by (i) a $456,000 decrease in legal, audit and other professional fees., and (ii) a $410,000 decrease in consulting services.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets totaled $615,000 for the three months ended June 30, 2019.  This amount was attributable to the DEXYCU product intangible asset that resulted from the Icon Acquisition (see Note 3).  Prior to our product launches, the amortization was classified in Research and development.

Interest (Expense) Income

Interest expense totaled $1.6 million for the three months ended June 30, 2019, which included $130,000 of amortization of debt discount and $294,000 of non-cash payment-in-kind interest expense all related to the CRG Debt. Interest expense in the three months ended June 30, 2018 was $720,000 related to the SWK Loan.

Interest income from amounts invested in an institutional money market fund increased to $266,000 for the three months ended June 30, 2019 compared to $27,000 in the prior year quarter, due primarily to significantly higher interest-bearing assets and higher money market interest rates.

Change in Fair Value of Derivative Liability

The future obligation to issue Units in the Second Tranche Transaction was measured at fair value and recorded as a derivative liability on our balance sheet upon consummation of the First Tranche Transaction on March 28, 2018, subject to remeasurement at each balance sheet date. At June 30, 2018, the fair value re-measurement resulted in a $24.0 million change in fair value of derivative liability that was recorded as a component of non-operating expense for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018:

	Six Months Ended
	June 30,		Change
	2019	2018	Amounts	%
	(In thousands except percentages)
Revenues:
Product sales, net	$7,932	$—	$7,932	na
Collaborative research and development	70	742	(672)	(91)%
Royalty income	1,220	901	319	35%
Total revenues	9,222	1,643	7,579	461%
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	1,035	—	1,035	na
Research and development	7,753	8,090	(337)	(4)%
Sales and marketing	14,595	1,512	13,083	865%
General and administrative	9,425	6,501	2,924	45%
Amortization of acquired intangible assets	1,230	—	1,230	na
Total operating expenses	34,038	16,103	17,935	111%
Loss from operations	(24,816)	(14,460)	(10,356)	(72)%
Other income (expense):
Interest and other income	509	52	457	879%
Interest expense	(2,619)	(720)	(1,899)	(264)%
Loss on extinguishment of debt	(3,810)	—	(3,810)	na
Change in fair value of derivative liability	—	(26,278)	26,278	na
Other expense, net	(5,920)	(26,946)	21,026	78%
Net loss	$(30,736)	$(41,406)	$10,670	26%

Product Sales,  net

Product sales, net represents the gross sales of DEXYCU and YUTIQ less provisions for product sales allowances and accruals. We commenced U.S. commercial sales of YUTIQ in February 2019 and net sales totaled $7.2 million for the six months ended June 30, 2019.  We commenced commercial sales of DEXYCU in March 2019.  Our 3PL utilized this existing inventory to meet demand during the quarter ended June 30,2019.  We had no product revenue during the six months ended June 30, 2018. We expect significant increases in product sales by quarter during the remainder of fiscal 2019.

Collaborative Research and Development

Collaborative research and development revenues decreased by 91%, or $672,000 to $70,000 for the six months ended June 30, 2019 compared to $742,000 for the six months ended June 30, 2018. This decrease was attributable primarily to the absence in the current period of $655,000 in revenues recognized from a feasibility study agreement.

Royalty Income

Royalty income increased by $319,000, or 35%, to $1.2 million for the six months ended June 30, 2019 compared to $901,000 for the six months ended June 30, 2018. The increase was attributable primarily to a combination of an increase in the net sales-based royalty rate from 2% to 4% and higher ILUVIEN net sales under the Amended Alimera Agreement. This increase in ILUVIEN royalties was partially offset by recognizing no revenue as the licensee, Bausch and Lomb informed us during the second quarter that they consider this agreement to have ended due to the expiration of certain patents.

Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Cost of sales, excluding amortization of acquired intangible assets, of approximately $1.0 million for the six months ended June 30, 2019 consisted of costs associated with the manufacturing of YUTIQ and DEXYCU, certain period costs, accrued royalty expense on DEXYCU net sales payable to the former Icon security holders and product shipping costs.  We expensed manufacturing costs as research and development expenses in the periods prior to FDA approval of the products. In the fourth quarter of 2018, we began capitalizing inventory costs for YUTIQ and DEXYCU manufactured in preparation for our launch in the United States. We had no cost of sales for the six months ended June 30, 2018.

Research and Development

Research and development expenses decreased by $338,000, or 4%, to $7.8 million for the six months ended June 30, 2019 from $8.1 million for the same period in the prior year. This decrease was attributable primarily to (i) $1.5 million of contract research organization costs for our YUTIQ Phase 3 clinical development program and (ii) $615,000 of amortization of the acquired Intangible asset from the Icon Acquisition (classified as a separate line item post product launches), partially offset by increases of (i) $1.2 million of personnel and related expenses for the build-out of our medical affairs group and expansion of regulatory and quality staffing including offsets for manufacturing related expenses absorbed into our cost of sales and (ii) $712,000 for medical affairs program expenses, including advisory board meetings and pharmacovigilance.

Sales and Marketing

With the commercial launch of DEXYCU and YUTIQ, we continued the build-out of our commercial infrastructure and marketing activities during the six months ended June 30, 2019. Sales and marketing expenses increased by $13.1 million, or 865%, to $14.6 million for the six months ended June 30, 2019 from $1.5 million for the same period in the prior year.  This increase was primarily attributable to (i) $6.1 million related to our contract sales organization which includes 10 YUTIQ and 33 DEXYCU key account managers, (ii) $2.8 million of personnel and related costs and (iii) $3.2 million of marketing program and agency costs

General and Administrative

General and administrative expenses increased by $2.9 million, or 45%, to $9.4 million for the six months ended June 30, 2019 from $6.5 million for the same period in the prior year. This increase was attributable primarily to (i) a $2.5 million increase in personnel and related expenses related to senior management additions in finance, legal, human resources, information technology and business development, including $1.0 million of stock-based compensation, partially offset by a $238,000 decrease in legal, audit and other professional fees.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets totaled $1.2 million for the six months ended June 30, 2019.  This amount was attributable to the DEXYCU product intangible asset that resulted from the Icon Acquisition (see Note 3).  Prior to our product launches, the amortization was classified in Research and development.

Interest (Expense) Income

Interest expense totaled $2.6 million for the six months ended June 30, 2019, which included $185,000 of amortization of debt discount and $406,000 of non-cash payment-in-kind interest expense related to the CRG Debt. Interest expense in the six months ended June 30, 2018 was $720,000 related to the SWK Loan.

Interest income from amounts invested in an institutional money market fund increased to $509,000 for the six months ended June 30, 2019 compared to $52,000 in the prior year quarter, due primarily to significantly higher interest-bearing assets and higher money market interest rates.

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

Change in Fair Value of Derivative Liability

The future obligation to issue Units in the Second Tranche Transaction was measured at fair value and recorded as a derivative liability on our balance sheet upon consummation of the First Tranche Transaction on March 28, 2018, subject to remeasurement at each balance sheet date. At June 30, 2018, the fair value re-measurement resulted in a $26.3 million change in fair value of derivative liability that was recorded as a component of non-operating expense for the six months ended June 30, 2018.

Liquidity and Capital Resources

We have had a history of operating losses and an absence of significant recurring cash inflows from revenue, and at June 30, 2019 we had a total accumulated deficit of $439.2 million. Our operations have been financed primarily from sales of our equity securities, issuance of debt and a combination of royalty income and other fees received from collaboration partners.

Financing Activities

Our total cash and cash equivalents were $44.2 million at June 30, 2019. During the six months ended June 30, 2019 we refinanced our then existing $20.0 million term loan with SWK Funding LLC (“SWK Loan”) and made an initial draw of $35.0 million from a new term loan agreement (the “CRG Loan Agreement”) with CRG Servicing LLC (“CRG”) (see Note 9), resulting in incremental net proceeds of approximately $11.4 million.  In addition, we received net proceeds of $18.3 million from the issuance of 10,526,500 shares of our common stock (“Common Stock”) (see Note 10). We also exercised an option to draw an additional $15.0 million under the CRG Loan Agreement and paid a $15.0 million development milestone that was due to the former Icon security holders following the first commercial sale of DEXYCU.

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

Future Funding Requirements

In the first quarter of 2019, the Company commenced the U.S. launch of its first two commercial products, YUTIQ and DEXYCU. Overall, the commercial launch of YUTIQ and DEXYCU has been encouraging, with demand for YUTIQ exceeding the Company’s expectations. Interest in DEXYCU remains strong within the physician groups that have received training and are now authorized to order DEXYCU from their wholesalers, and DEXYCU sales within these groups increased during the second quarter of 2019. However, overall DEXYCU sales have been slower than anticipated due in part to ambulatory surgical center office managements generally adopting a cautious approach to the reimbursement process, as reimbursement for other surgical drugs has been inconsistent in the past. Even though the DEXYCU “J” code should enable a more straightforward and consistent reimbursement process, particularly when patients are covered by commercial and Medicare Advantage plans, many ambulatory surgical centers nevertheless are waiting to ensure reimbursement of DEXYCU across multiple insurers before ordering the product in significant volume. Additionally, physicians have been utilizing the Company’s non-revenue sample program to facilitate their training. These factors have contributed to a reduced anticipated cash flow from the early launch of DEXYCU. We expect that the Company’s existing cash and cash equivalents at June 30, 2019 and cash inflows from anticipated YUTIQ and DEXYCU product sales, will be sufficient to fund our operating plan into 2020.

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

•	the cost of commercialization activities for DEXYCU and YUTIQ, including product manufacturing, marketing, sales and distribution;
•	whether and to what extent we internally fund, whether and when we initiate, and how we conduct other product development programs;
•	payments we receive under any new collaboration agreements;
•	whether and when we are able to enter into strategic arrangements for our products or product candidates and the nature of those arrangements;
•	whether and when we acquire new technologies, products or businesses;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims; and
•	continued real world efficacy and safety results in line with or better than our products labels.
•	changes in our operating plan, resulting in increases or decreases in our need for capital.

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

Our consolidated statements of historical cash flows are summarized as follows (in thousands):

	Six Months Ended
	June 30,
	2019	2018	Change
Net loss:
Changes in operating assets and liabilities	(8,233)	1,902	(10,135)
Other adjustments to reconcile net loss to cash flows from operating activities	(22,208)	(12,803)	(9,405)
Net cash used in operating activities	(30,441)	(10,901)	(19,540)
Net cash used in investing activities	(207)	(16,824)	16,617
Net cash provided by financing activities	29,548	53,627	(24,079)

Operating cash outflows for the six months ended June 30, 2019 totaled $30.4 million, primarily due to our net loss of $30.7 million, reduced by $8.4 million of non-cash expenses, which included a $3.8 million loss on extinguishment of our SWK Loan, $2.7 million of stock-based compensation, $1.2 million of amortization of the DEXYCU finite-lived intangible asset, and $676,000 of non-cash interest and amortization of debt discount.

Operating cash outflows for the six months ended June 30, 2018 totaled $10.9 million, primarily due to our net loss of $41.4 million, reduced by $28.6 million of non-cash expenses, which included a $26.3 million change in fair value of derivative liability and $1.4 million of stock-based compensation

Net cash used in investing activities for the six months ended June 30, 2019 consisted of $207,000 of purchases of property and equipment. Net cash used in investing activities for the six months ended June 30, 2018 consisted of a $14.9 million closing payment for the Icon Acquisition plus $1.9 million of transaction costs paid, net of $38,000 of cash acquired.

Net cash provided by financing activities for the six months ended June 30, 2019 totaled $29.5 million and consisted of the following:

(i)	$34.1 million of net proceeds from the initial drawdown under the CRG Loan Agreement, net of debt issue costs; and
(ii)	$18.3 million of net proceeds from the issuance of 10,526,500 shares of our common stock (“Common Stock”); and
(iii)

$15.0 million of net proceeds from our second drawdown under the CRG Loan Agreement offset by payment of a $15.0 million development milestone that was due to the former Icon security holders following the first commercial sale of DEXYCU.; and

(iv)	$308,000 of proceeds from the exercise of stock options; partially offset by
(v)	$22.7 million repayment of the SWK Loan, which included principal of $20.0 million, a $1.2 million prepayment penalty, a $1.2 million exit fee and $306,000 of make whole interest.

Net cash provided by financing activities for the six months ended June 30, 2018 totaled $53.6 million and consisted of the following:

(i)

$34.5 million of net proceeds received from the sale of 8,606,324 shares of common stock in the First Tranche Transaction and the sale of 20,184,224 Units in the Second Tranche Transaction, in connection with the Icon Acquisition; and

(ii)	$18.7 million of net proceeds from the initial and second drawdowns under SWK Loan, net of issue costs; and
(iii)	$503,000 of proceeds from the exercise of stock options

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2019 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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

As of June 30, 2019, we had cash and cash equivalents of $44.2 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have a significant impact on the realized value of our investments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 5, 2019, we appointed Nancy Lurker, our President and Chief Executive Officer, as our principal financial officer and principal accounting officer, effective August 10, 2019.

Ms. Lurker, age 61, has been our President and Chief Executive Officer since September 2016. From 2008 to 2015, Ms. Lurker served as President and Chief Executive Officer and a director of PDI, Inc., a Nasdaq-listed healthcare commercialization company now named Interpace Diagnostics Group, Inc. From 2006 to 2007, Ms. Lurker was Senior Vice President and Chief Marketing Officer of Novartis Pharmaceuticals Corporation, the U.S. subsidiary of Novartis AG. From 2003 to 2006, she served as President and Chief Executive Officer of ImpactRx, Inc., a privately held healthcare information company. From 1998 to 2003, Ms. Lurker served as Group Vice President, Global Primary Care Products and Vice President, General Therapeutics for Pharmacia Corporation (Pharmacia), now a part of Pfizer, Inc. She also served as a member of Pharmacia’s U.S. executive management committee. Previously, Ms. Lurker spent 14 years at Bristol-Myers Squibb Company, rising from a sales representative to Senior Director, Worldwide Cardiovascular Franchise Management. Since April 2018, Ms. Lurker has served as a member of the board of directors of Aquestive Therapeutics, a Nasdaq-listed company. Ms. Lurker also serves as chair of the board of directors of X4 Pharmaceuticals, Inc. and as a member of the board of directors of the Cancer Treatment Centers of America, both privately held companies. Ms. Lurker previously served as a member of the boards of directors of publicly held Auxilium Pharmaceuticals, Inc. from 2011 to 2015 and Mallinckrodt Pharmaceuticals, plc from 2013 to 2016, in addition to serving as a director of PDI, Inc. from 2008 to 2015. Ms. Lurker received a B.S. in Biology from Seattle Pacific University and an M.B.A. from the University of Evansville.

No new compensatory arrangements will be entered into with Ms. Lurker in connection with her appointment as our principal financial officer and principal accounting officer.

Ms. Lurker was not appointed as our principal financial officer and principal accounting officer pursuant to any arrangement or understanding with any other person. Ms. Lurker does not have any family relationships with any of our executive officers or directors and she is not a party to any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Item 6.	Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

1.1	Underwriting Agreement, dated March 28, 2019, by and between EyePoint Pharmaceuticals, Inc. and Guggenheim Securities, LLC	8-K	04/01/19	1.1

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1

3.2	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	10-K	09/13/17	3.2

3.3	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	8-K	04/02/18	3.1

3.4	Certificate of Amendment of Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/27/18	3.1

3.5	By-Laws of EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	3.5

3.6	Amendment No. 1 to the By-Laws of EyePoint Pharmaceuticals, Inc.	8-K	11/06/18	3.1

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1

4.2	Warrant to Purchase Common Stock of pSivida Corp., issued March 28, 2018, to SWK Funding, LLC	8-K	3/29/18	4.1

4.3	Registration Rights Agreement, dated as of March 28, 2018, by and among pSivida Corp. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P.	8-K	3/29/18	10.3

4.4	Second Registration Rights Agreement, dated as of June 25, 2018, by and among EyePoint Pharmaceuticals, Inc. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P. and each other person identified on the signature pages thereto	8-K	06/27/18	10.1

10.1	EyePoint Pharmaceuticals, Inc. 2016 Long Term Incentive Plan	8-K	06/28/19	10.1

10.2	Amendment No. 1 to EyePoint Pharmaceuticals, Inc. 2016 Long Term Incentive Plan	8-K	06/28/19	10.2

10.3	EyePoint Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan	8-K	06/28/19	10.3

10.4*	Employment Agreement between EyePoint Pharmaceuticals, Inc. and Scott Jones, dated May 30, 2019

10.5*	Form of Indemnification Agreement between EyePoint Pharmaceuticals, Inc. and its officers and directors

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

101

The following materials from EyePoint Pharmaceuticals' Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Loss; (iii) Condensed Consolidated Statements of Stockholders' Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EyePoint Pharmaceuticals, Inc.

Date: August 7, 2019	By:	/s/ Nancy Lurker
	Name:	Nancy Lurker
	Title:	President and Chief Executive Officer