Form 10-Q
period 2019-09-30
EyePoint Pharmaceuticals, Inc.
filed 2019-11-07
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

There were 108,117,440 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 4, 2019.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$31,760	$45,261
Accounts and other receivables, net	8,855	627
Prepaid expenses and other current assets	3,887	1,434
Inventory	2,559	279
Total current assets	47,061	47,601
Property and equipment, net	386	288
Operating lease right-of-use assets	3,186	—
Intangible assets, net	28,284	30,129
Restricted cash	150	150
Total assets	$79,067	$78,168
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,461	$2,640
Accrued expenses	4,446	3,789
Accrued development milestone	—	15,000
Deferred revenue	—	30
Operating lease liabilities - current portion	461	—
Total current liabilities	10,368	21,459
Long-term debt	46,733	17,621
Operating lease liabilities - noncurrent	3,028	—
Other long-term liabilities	3,000	1,455
Total liabilities	63,129	40,535
Contingencies (Note 13)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 150,000,000 shares authorized at September 30, 2019 and December 31, 2018; 108,029,244 and 95,372,236 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	108	95
Additional paid-in capital	469,866	445,192
Accumulated deficit	(454,876)	(408,493)
Accumulated other comprehensive income	840	839
Total stockholders' equity	15,938	37,633
Total liabilities and stockholders' equity	$79,067	$78,168

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Product sales, net	$1,009	$—	$8,941	$—
License and collaboration agreement	1,054	56	1,125	798
Royalty income	446	430	1,666	1,331
Total revenues	2,509	486	11,732	2,129
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	327	—	1,363	—
Research and development	3,484	6,233	11,237	14,323
Sales and marketing	7,778	3,646	22,373	5,158
General and administrative	4,365	4,161	13,790	10,662
Amortization of acquired intangible assets	615	—	1,845	—
Total operating expenses	16,569	14,040	50,608	30,143
Loss from operations	(14,060)	(13,554)	(38,876)	(28,014)

Other income (expense):
Interest and other income, net	183	129	692	181
Interest expense	(1,770)	(815)	(4,389)	(1,535)
Loss on extinguishment of debt	—	—	(3,810)	—
Change in fair value of derivative liability	—	(18,886)	—	(45,164)
Total other expense, net	(1,587)	(19,572)	(7,507)	(46,518)
Net loss	$(15,647)	$(33,126)	$(46,383)	$(74,532)
Net loss per share - basic and diluted	$(0.15)	$(0.44)	$(0.45)	$(1.27)
Weighted average shares outstanding - basic and diluted	106,938	75,170	102,900	58,840

Net loss	$(15,647)	$(33,126)	$(46,383)	$(74,532)
Foreign currency translation adjustments	—	—	1	2
Comprehensive loss	$(15,647)	$(33,126)	$(46,382)	$(74,530)

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands except share data)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of	Par Value	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2018	74,512,048	$74	$374,766	$(363,991)	$838	$11,687
Cumulative effect adjustment for adoption of new accounting principle	—	—	—	218	—	218
Net loss	—	—	—	(33,126)	—	(33,126)
Exercise of warrants	20,184,224	21	28,842	—	—	28,863
Settlement of derivative liability	—	—	38,666	—	—	38,666
Stock-based compensation	—	—	1,397	—	—	1,397
Balance at September 30, 2018	94,696,272	$95	$443,671	$(396,899)	$838	$47,705

Balance at June 30, 2019	106,297,792	$106	$466,493	$(439,229)	$840	$28,210
Net loss	—	—	—	(15,647)	—	(15,647)
Issuance of stock, net of issue costs	1,707,995	2	2,410	—	—	2,412
Vesting of stock units	23,457	—	(14)	—	—	(14)
Stock-based compensation	—	—	977	—	—	977
Balance at September 30, 2019	108,029,244	$108	$469,866	$(454,876)	$840	$15,938

					Accumulated
	Common Stock		Additional		Other	Total
	Number of	Par Value	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2018	45,256,999	$45	$331,609	$(322,585)	$836	$9,905
Cumulative effect adjustment for adoption of new accounting principle	—	—	—	218	—	218
Net loss	—	—	—	(74,532)	—	(74,532)
Other comprehensive income	—	—	—	—	2	2
Issuance of stock, net of issue costs	28,790,548	29	40,909	—	—	40,938
Fair value of warrants issued	—	—	355	—	—	355
Exercise of stock options	310,900	—	503	—	—	503
Vesting of stock units	153,601	—	(27)	—	—	(27)
Exercise of warrants	20,184,224	21	28,842	—	—	28,863
Settlement of derivative liability	—	—	38,666	—	—	38,666
Stock-based compensation	—	—	2,814	—	—	2,814
Balance at September 30, 2018	94,696,272	$95	$443,671	$(396,899)	$838	$47,705

Balance at January 1, 2019	95,372,236	$95	$445,192	$(408,493)	$839	$37,633
Net loss	—	—	—	(46,383)	—	(46,383)
Other comprehensive income	—	—	—	—	1	1
Issuance of stock, net of issue costs	12,234,495	12	20,743	—	—	20,755
Exercise of stock options	166,760	1	307	—	—	308
Vesting of stock units	255,753	—	(87)	—	—	(87)
Stock-based compensation	—	—	3,711	—	—	3,711
Balance at September 30, 2019	108,029,244	$108	$469,866	$(454,876)	$840	$15,938

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(46,383)	$(74,532)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization of intangible assets	1,845	1,230
Depreciation of property and equipment	109	127
Amortization of debt discount	430	363
Non-cash interest expense	728	—
Loss on extinguishment of debt	3,810	—
Stock-based compensation	3,711	2,814
Change in fair value of derivative liability	—	45,164
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(10,681)	(770)
Inventory	(2,280)	—
Accounts payable and accrued expenses	3,481	3,415
Right-of-use assets and operating lease liabilities	47	—
Deferred revenue	(30)	(505)
Deferred rent	—	27
Net cash used in operating activities	(45,213)	(22,667)
Cash flows from investing activities:
Acquisition of Icon Bioscience Inc., net of cash acquired	—	(16,780)
Purchases of property and equipment	(207)	(153)
Net cash used in investing activities	(207)	(16,933)
Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	20,755	34,471
Proceeds from exercise of warrants	—	28,863
Proceeds from issuance of long-term debt	50,000	20,000
Payment of debt issue costs	(1,341)	(1,347)
Payment of long-term debt principal	(20,000)	—
Payment of extinguishment of debt costs	(2,716)	—
Net settlement of stock units to satisfy statutory tax withholding	(87)	—
Proceeds from exercise of stock options	308	503
Payment of contingent development milestone	(15,000)	—
Net cash provided by financing activities	31,919	82,490
Effect of foreign exchange rate changes on cash and cash equivalents	—	(2)
Net (decrease) increase in cash, cash equivalents and restricted cash	(13,501)	42,888
Cash, cash equivalents and restricted cash at beginning of period	45,411	13,026
Cash, cash equivalents and restricted cash at end of period	$31,910	$55,914
Supplemental cash flow information:
Cash interest paid	$3,574	$841
Supplemental disclosure of non-cash investing and financing activities:
Accrued development milestone	—	15,000
Accrued term loan exit fee	3,000	1,200
Fair value of second tranche purchase liability	—	4,734
Fair value of warrants issued with debt	—	355
Fair value of second tranche warrants	—	18,165

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Operations and Basis of Presentation

Overview

The accompanying condensed consolidated financial statements of EyePoint Pharmaceuticals, Inc. and subsidiaries (collectively, the “Company”) as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Transition Report on Form 10-K for the six months ended December 31, 2018. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the six months ended December 31, 2018, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods indicated. The preparation of financial statements in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year or any future period.

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

Liquidity

The Company has a history of operating losses and has not had significant recurring cash inflows from revenue. The Company’s operations have been financed primarily from sales of its equity securities, issuance of debt and a combination of royalty income and other fees received from collaboration partners. During the three months ended September 30, 2019, the Company received gross cash proceeds of approximately $2.6 million from utilization of its at-the-market (“ATM”) equity program (see Note 10).  The Company had cash and cash equivalents of $31.8 million at September 30, 2019. Accordingly, the foregoing conditions, taken together, continue to raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of these financial statements.

In the first quarter of 2019, the Company commenced the U.S. launch of its first two commercial products, YUTIQ and DEXYCU. During the ensuing months, the commercial progress of YUTIQ and DEXYCU has been positive, with demand for YUTIQ meeting the Company’s expectations. However, the Company, has no history of direct commercialization of its products and management does not yet have sufficient historical evidence to assert that it is probable that the Company will receive sufficient revenues from its sales of YUTIQ and DEXYCU to fund operations. As of September 30, 2019, the Company has had recurring operating losses since its inception and has an accumulated deficit of approximately $454.9 million and working capital of $36.7 million. The Company expects that its existing cash and cash equivalents at September 30, 2019, and cash inflows from anticipated YUTIQ and DEXYCU product sales will be sufficient to fund the Company’s operating plan into 2020.

The Company anticipates that it will need to raise additional capital to fund its operations until its cash flows reach a level sufficient to fund the Company’s operating plan through 2020. Actual cash requirements could differ from management’s projections due to many factors, including the success of commercialization for YUTIQ and DEXYCU, the actual costs of these commercialization efforts, additional investments in research and development programs, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

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

For the three and nine months ended September 30, 2019, the Company accrued sales-based royalty expense of $97,000 and $195,000 respectively, as a component of cost of sales.

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

 Under the Amended Alimera Agreement, sales-based royalties started at the rate of 2%. Commencing December 12, 2018, the royalty rate increased to 6% on aggregate calendar year net sales up to $75 million and to 8% on any calendar year net sales in excess of $75 million. Alimera’s share of contingently recoverable accumulated ILUVIEN commercialization losses under the Prior Alimera Agreement, capped at $25 million, are being reduced as follows: (i) $10.0 million was cancelled in lieu of an upfront license fee on the effective date of the Amended Alimera Agreement; (ii) for the period from December 12, 2018 through calendar year 2020, 50% of earned sales-based royalties in excess of 2% will be offset against quarterly royalty payments otherwise due from Alimera; (iii) in March 2019, another $5.0 million was cancelled upon Alimera’s receipt of regulatory approval for ILUVIEN for the uveitis indication; and (iv) commencing in calendar year 2021, 20% of earned sales-based royalties in excess of 2% will be offset against quarterly royalty payments otherwise due from Alimera until such time as the balance of the original $25 million of recoverable commercialization losses has been fully recouped. At September 30, 2019, the remaining recoverable balance of these commercialization losses was approximately $9.2 million.

Revenue recognized under the Amended Alimera Agreement totaled $475,000 and $249,000 for the three months ended September 30, 2019 and 2018, respectively, and $1.5 million and $682,000 for the nine months ended September 30, 2019 and 2018, respectively. In addition to patent fee reimbursements in both periods, the Company recorded $446,000 and $215,000 of sales-based royalty income for the three months ended September 30, 2019 and 2018, respectively, and $1.4 million  and $594,000 for the nine months ended September 30, 2019 and 2018, respectively.

Bausch & Lomb

Pursuant to a licensing and development agreement, as amended, Bausch & Lomb has a worldwide exclusive license to make and sell Retisert in return for royalties based on sales. Royalty income was $0 and $215,000 for the three months ended September 30, 2019 and 2018, respectively, and $204,000 and $737,000 for the nine months ended September 30, 2019 and 2018, respectively. Accounts receivable from Bausch & Lomb was $0 at September 30, 2019 and $253,000 at December 31, 2018.

OncoSil Medical

The Company entered into an exclusive, worldwide royalty-bearing license agreement in December 2012, amended and restated in March 2013, with OncoSil Medical UK Limited (f/k/a Enigma Therapeutics Limited), a wholly-owned subsidiary of OncoSil Medical Ltd (“OncoSil”) for the development of BrachySil, the Company’s previous product candidate for the treatment of pancreatic and other types of cancer. The Company received an upfront fee of $100,000 and is entitled to 8% sales-based royalties, 20% of sublicense consideration and milestone payments based on aggregate product sales. OncoSil is obligated to pay an annual license maintenance fee of $100,000 by the end of each calendar year, the most recent of which was received in December 2018. For each calendar year commencing with 2014, the Company is entitled to receive reimbursement of any patent maintenance costs, sales-based royalties and sub-licensee sales-based royalties earned, but only to the extent such amounts, in the aggregate, exceed the $100,000 annual license maintenance fee. As of September 30, 2019, OncoSil has not received regulatory approval in any jurisdiction. In March 2019 the Clinical Oversight Committee of the British Standards Institute (“BSI”) advised OncoSil that insufficient clinical benefit had been demonstrated to recommend approval of its longstanding CE Mark application. In October 2019, Oncosil announced that it had completed its follow up meeting with BSI and is focused on submitting an updated Clinical Evaluation Report for CE Mark approval. The Company has no consequential performance obligations under the OncoSil license agreement. No revenue was recognized related to the OncoSil agreement for each of the three and nine months ended September 30, 2019 and 2018. As of September 30, 2019, no deferred revenue was recorded for this agreement.

Ocumension Therapeutics

In November 2018, the Company entered into an exclusive license agreement with Ocumension Therapeutics (“Ocumension”) for the development and commercialization of its three-year micro insert using the Durasert technology for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye in the greater China territory, which is comprised of China, Hong Kong, Macau and Taiwan. The Company received a one-time upfront payment of $1.75 million from Ocumension and is eligible to receive up to (i) $7.25 million upon the achievement by Ocumension of certain prescribed development and regulatory milestones, and (ii) $3 million commercial sales-based milestones. In addition, the Company is entitled to receive mid-single digit sales-based royalties. In August 2019, the Company received $1.0 million in development milestone payment from Ocumension triggered by the approval of its Investigational New Drug (“IND”) in China for Eyepoint’s three-year intravitreal micro-insert containing 0.18mg of fluocinolone acetonide using the Durasert™ technology (known as YUTIQ in the United States). The IND allows the importation of finished product into China for use in its initiated clinical trial to support regulatory approval for the treatment of chronic uveitis affecting the posterior segment of the eye, which was recognized as license and collaboration agreement revenue during the period.

Ocumension has also received a special approval by the Hainan Province People's Government to market this product for chronic, non-infectious posterior segment uveitis in the Hainan Bo Ao Lecheng International Medical Tourism Pilot Zone (“Hainan Pilot Zone”). In March 2019, the Company entered into a Memorandum of Understanding, pursuant to which, the Company will supply product for the clinical trials and Hainan Pilot Zone use. Paralleling to Ocumension’s normal registration process of the product with the Chinese Regulatory Authorities, the Company is entitled to product supply milestones and development milestones, whichever comes first, totaling up to $7.25 million. In August 2019, the Company began shipping this product to Ocumension.

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

During the three and nine months ended September 30, 2019, $53,000 was recognized as revenue from product sales, respectively, and $0 and $30,000, attributable to the Company’s technical assistance obligation was recognized as license and collaboration revenue, respectively. At September 30, 2019, no deferred revenue was recorded for this agreement.

Feasibility Study Agreements

The Company from time to time enters into funded agreements to evaluate the potential use of its technology systems for sustained release of third-party drug candidates in the treatment of various diseases. Consideration received is generally recognized as revenue over the term of the feasibility study agreement. Revenue recognition for consideration, if any, related to a license option right is assessed based on the terms of any such future license agreement or is otherwise recognized at the completion of the feasibility study agreement. No revenue under feasibility study agreements was recognized for the three and nine months ended September 30, 2019, and revenues of $15,000 and $700,000 were recognized for the three and nine months ended September 30, 2018, respectively. At September 30, 2019, no deferred revenue was recorded for any such agreements.

5.	Product Revenue Reserves and Allowances

The Company’s product revenues have been primarily from sales of YUTIQ and DEXYCU in the U.S., which it began shipping to its 3PL in February 2019 and March 2019, respectively.

Net product revenues by product for the three and nine months ended September 30, 2019 were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
YUTIQ	$55	$7,303
DEXYCU	954	1,638
Total product sales, net	$1,009	$8,941

During the three and nine months ended September 30, 2019, revenues from the Company’s single 3PL accounted for 39.0% and 76.0% of total revenues, respectively. Accounts receivable from the 3PL accounted for 93.0% of total accounts receivable at September 30, 2019. The Company recorded no allowance for doubtful accounts as of September 30, 2019.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2019 (in thousands):

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2019	$—	$—	$—	$—
Provision related to sales in the current year	833	161	367	1,361
Adjustments related to prior period sales	—	—	—	—
Deductions applied and payments made	(178)	(105)	(171)	(454)
Ending balance at September 30, 2019	$655	$56	$196	$907

Returns are recorded as a reduction of accounts receivable on the condensed consolidated balance sheets. Chargebacks, discounts and fees and rebates are recorded as a component of accrued expenses on the condensed consolidated balance sheets (See Note 7).

6.	Intangible Assets

The reconciliation of intangible assets for the nine months ended September 30, 2019 and 2018 was as follows (in thousands):

	September 30,	September 30,
	2019	2018
Patented technologies
Gross carrying cost at beginning of period	$68,322	$36,349
Acquisition of Icon Bioscience Inc.	—	31,973
Gross carrying cost at end of period	68,322	68,322
Accumulated amortization at beginning of period	(38,193)	(36,349)
Amortization expense	(1,845)	(1,230)
Accumulated amortization at end of period	(40,038)	(37,579)
Net book value at end of period	$28,284	$30,743

The Company amortizes intangible assets with finite lives on a straight-line basis over their respective estimated useful lives. Amortization of intangible assets totaled $615,000 and $1.8 million for the three and nine months ended September 30, 2019, respectively, and $615,000 and $1.2 million for the three and nine months ended September 30, 2018.

In connection with the Icon Acquisition (see Note 3), the initial purchase price was attributed to the DEXYCU product intangible asset. This finite-lived intangible asset is being amortized on a straight-line basis over its expected remaining useful life of 11.5 years at the rate of approximately $2.5 million per year. Amortization expense was reported as a component of cost of sales for the three and nine months ended September 30, 2019 and was included in research and development for the three and nine months ended September 30, 2018 in the condensed consolidated statement of comprehensive loss.

7.	Accrued Expenses

Accrued expenses consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Personnel costs	$2,224	$1,998
Clinical trial costs	619	798
Professional fees	643	571
Sales chargebacks, rebates and other revenue reserves	711	—
Other	249	422
	$4,446	$3,789

8.	Leases

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

As of September 30, 2019, the weighted average remaining term of the Company’s operating leases was 5.4 years and the lease liabilities arising from obtaining ROU assets reflect a weighted average discount rate of 12.5%. Maturities of lease liabilities due under these operating lease agreements as of September 30, 2019 are as follows (in thousands):

Remainder of 2019	$215
2020	867
2021	889
2022	849
2023	815
Thereafter	1,176
Total lease payments	4,811
Less imputed interest	(1,322)
Total operating lease liabilities	3,489
Less: current portion	461
Non-current portion	$3,028

Operating lease expense recognized during the three and nine months ended September 30, 2019 related to ROU assets were $213,000 and $640,000, respectively, excluding $9,000 and $27,000 of variable lease costs, respectively, and were included in general and administrative expense in the Company’s statement of comprehensive loss. Cash paid for amounts included in the measurement of operating lease liabilities were $210,000 and $593,000, respectively, for the three and nine months ended September 30, 2019.

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

The CRG Loan is due and payable on December 31, 2023 (the “Maturity Date”). The CRG Loan bears interest at a fixed rate of 12.5% per annum payable in arrears on the last business day of each calendar quarter. The Company is required to make quarterly, interest only payments until the Maturity Date. So long as no default has occurred and is continuing, the Company may elect on each applicable interest payment date to pay 2.5% of the 12.5% per annum interest as Paid In-Kind (“PIK”), whereby such PIK amount would be added to the aggregate principal amount and accrue interest at 12.5% per annum. Through September 30, 2019, total PIK amounts of $728,000 have been added to the principal balance of the CRG Loan. In addition, the Company is required to pay an upfront fee of 1.5% of amounts borrowed under the CRG Loan (excluding any paid-in-kind amounts), which is payable as amounts are advanced under the CRG Loan. The Company will also be required to pay an exit fee equal to 6% of (i) the aggregate principal amounts advanced and (ii) PIK amounts issued, under the CRG Loan Agreement. In connection with the CRG Initial Advance, a 1.5% financing fee of $525,000 and an expense reimbursement of $350,000 were deducted from the net borrowing proceeds. In connection with the CRG Second Advance, a 1.5% financing fee of $225,000 was deducted from the net borrowing proceeds.

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

Amortization of debt discount under the CRG Loan totaled $160,000 and $346,000 for the three and nine months ended September 30, 2019, respectively.

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

Amortization of debt discount under the SWK Loan totaled $84,000 in the first quarter of 2019 through the SWK loan extinguishment date. The Company recorded $153,000 and $362,000 of amortized deferred debt issue costs and debt discount for the three and nine months ended September 30, 2018, respectively.

10.	Stockholders’ Equity

2019 Equity Financing

ATM Facility

In January 2019, the Company entered into an at-the-market program (the “ATM Program”). Pursuant to the ATM Program, under a Form S-3 shelf registration statement that was declared effective by the SEC in December 2018, the Company may, at its option, offer and sell shares of its Common Stock from time to time for an aggregate offering price of up to $20.0 million. The Company will pay the sales agent a commission of up to 3.0% of the gross proceeds from any future sales of such shares.

During the three and nine months ended September 30, 2019, the Company sold 1,707,995 shares of its Common Stock at a weighted average price of $1.50 per share for gross proceeds of approximately $2.6 million. Share issue costs, including sales agent commissions, totaled $151,000 during the reporting period.

Share Offering

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

 Warrants to Purchase Common Shares

The following table provides a reconciliation of fixed price warrants to purchase shares of the Company’s Common Stock for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019		2018
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Balance at beginning of period	486,812	$1.23	—	$—
Issued	—	—	486,812	1.23
Balance and exercisable at end of period	486,812	$1.23	486,812	$1.23

In connection with the SWK Credit Agreement (see Note 9), the Company issued the SWK Warrant to purchase (i) 409,091 Initial Advance Warrant Shares on March 28, 2018 at an exercise price of $1.10 per share with a seven-year term and (ii) 77,721 Additional Advance Warrant Shares on June 26, 2018 at an exercise price of $1.93 per share with a seven-year term. At September 30, 2019, the weighted average remaining life of the warrants was approximately 5.54 years.

At June 30, 2018, a total of 20,184,224 Second Tranche Warrants were outstanding with a variable exercise price and, accordingly, were excluded from the above table. These warrants were exercised in full in late September 2018 for proceeds of approximately $28.9 million.

11.	Share-Based Payment Awards

Equity Incentive Plan

The 2016 Long-Term Incentive Plan (the “2016 Plan”), approved by the Company’s stockholders on December 12, 2016 (the “Adoption Date”), provides for the issuance of up to 3,000,000 shares of  the Company’s Common Stock reserved for issuance under the 2016 Plan plus any additional shares of the Company’s Common Stock that were available for grant under the 2008 Incentive Plan (the “2008 Plan”) at the Adoption Date or would otherwise become available for grant under the 2008 Plan as a result of subsequent termination or forfeiture of awards under the 2008 Plan. At the Company’s Annual Meeting of Stockholders held on June 25, 2019, the Company’s stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance by 11,000,000 shares. At September 30, 2019, a total of 9,630,240 shares were available for new awards.

Certain inducement awards, although not awarded under the 2016 Plan or the 2008 Plan, are subject to and governed by the terms and conditions of the 2016 Plan or 2008 Plan, as applicable.

Stock Options

The following table provides a reconciliation of stock option activity under the Company’s equity incentive plans and for inducement awards for the nine months ended September 30, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
			(in years)	(in thousands)
Outstanding at January 1, 2019	8,139,377	$2.83
Granted	4,474,096	2.36
Exercised	(166,760)	1.84
Forfeited	(1,361,109)	2.49
Expired	(473,346)	3.77
Outstanding at September 30, 2019	10,612,258	$2.65	7.69	$289
Exercisable at September 30, 2019	4,957,932	$3.07	6.11	$41

In January 2019, the Company expanded the terms of its annual stock option grants to include vesting ratable monthly over four years, or with 25% vesting after one year followed by ratable monthly vesting over three years. Previously, the Company’s option grants generally had ratable annual vesting over three years, or 1-year cliff vesting. Nonemployee awards are granted similar to the Company’s employee awards. All option grants have a 10-year term. Options to purchase a total of 1,839,397 shares of the Company’s Common Stock vested during the nine months ended September 30, 2019.

In determining the grant date fair value of option awards during the nine months ended September 30, 2019, the Company applied the Black-Scholes option pricing model based on the following key assumptions:

Option life (in years)	5.50 - 6.08
Stock volatility	60% - 64%
Risk-free interest rate	1.29% - 2.63%
Expected dividends	0.0%

The following table summarizes information about employee, non-executive director and external consultant stock options for the nine months ended September 30, 2019 (in thousands, except per share amount):

Nine Months Ended
September 30, 2019
Weighted-average grant date fair value per share	$0.95
Total cash received from exercise of stock options	308
Total intrinsic value of stock options exercised	63

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

The following table provides a reconciliation of RSU activity under the 2016 Plan for the nine months ended September 30, 2019:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Nonvested at January 1, 2019	590,213	$1.86
Granted	587,761	1.90
Vested	(229,294)	1.81
Forfeited	(136,333)	2.18
Nonvested at September 30, 2019	812,347	$1.85

At September 30, 2019, the weighted average remaining vesting term of the RSUs was 1.29 years.

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

In addition, there were 0 and 225,000 outstanding PSUs at September 30, 2019 and December 31, 2018, respectively, which were granted as inducement awards to the Company’s former Chief Financial Officer in connection with his hire at August 1, 2018. The PSUs are subject to proportional vesting based on cumulative measurement over a 3-year period, with two-thirds of the award based upon the achievement of defined amounts of the Company’s product revenues through June 30, 2021 and one-third of the award based upon the net present value of each applicable business development transaction, as defined, through August 1, 2021 measured as of the date that each such transaction is consummated by the Company. The Company’s former Chief Financial Officer resigned from his position on July 8, 2019 and as a result, the award was cancelled and the performance metrics for vesting were not met.

The following table provides a reconciliation of PSU activity for the nine months ended September 30, 2019:

		Weighted
	Number of	Average
	Performance	Grant Date
	Stock Units	Fair Value
Nonvested at January 1, 2019	370,000	$2.01
Vested	(58,334)	1.56
Forfeited	(255,000)	2.26
Nonvested at September 30, 2019	56,666	$1.34

The weighted-average remaining vesting term of the outstanding PSUs at September 30, 2019 under the 2016 Plan was approximately 0.36 months. On October 12, 2019, 56,666 PSUs vested at that date.

Deferred Stock Units

There were 0 and 35,418 non-vested deferred stock units (“DSUs”) issued and outstanding to the Company’s non-executive directors at each of September 30, 2019 and December 31, 2018, respectively. Each DSU vests one year from the date of grant. Subsequent to vesting, the DSUs will be settled in shares of the Company’s Common Stock upon the earliest to occur of (i) each director’s termination of service on the Company’s Board of Directors and (ii) the occurrence of a change of control as defined in the award agreement. At September 30, 2019, there were 71,251 vested DSUs that have not been settled in shares of the Company’s Common Stock.

		Weighted
	Number of	Average
	Deferred	Grant Date
	Stock Units	Fair Value
Nonvested at January 1, 2019	35,418	$1.95
Vested	(35,418)	1.95
Nonvested at September 30, 2019	—	$—

Market-Based Restricted Stock Units

At September 30, 2019 and December 31, 2018, there were 0 and 500,000 market-based RSUs (“market-based RSUs”) outstanding that were issued on September 15, 2016 as an inducement award to the Company’s President and CEO in connection with her hire. Subject to a service condition through September 15, 2019, the number of shares underlying the market-based RSUs that will vest will be based upon the determination of the relative percentile rank of the 3-year change in the closing price of the Company’s Common Stock compared to that of the companies that make up the Nasdaq Biotechnology Index over that same 3-year period. The weighted average grant date fair value of the market-based RSUs of $1.45 per share was determined using a Monte Carlo valuation model at the date of grant. Stock-based compensation has been recorded from the grant date on a straight-line basis. The performance metrics were not met for vesting through the measurement date.

Employee Stock Purchase Plan

On June 25, 2019, the Company’s stockholders approved the adoption of the EyePoint Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) and authorized up to 1,100,000 shares of Common Stock reserved for issuance to participating employees. The ESPP allows qualified participants to purchase the Company’s Common Stock twice a year at 85% of the lesser of the average of the high and low sales price of the Company’s Common Stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period. The number of shares of the Company’s Common Stock each employee may purchase under this plan, when combined with all other employee stock purchase plans, is limited to the lower of an aggregate fair market value of $25,000 during each calendar year, or 50,000 shares of the Company’s Common Stock in any one offering period. The first six month offering period under the ESPP began on August 1, 2019 and will end on January 31, 2020. As of September 30, 2019, no shares of the Company’s Common Stock were issued pursuant to the ESPP.

The Company estimated the fair value of the option component of the ESPP shares at the date of grant using a Black-Scholes valuation model. During the third quarter of 2019, the compensation expense from ESPP shares was immaterial.

Stock-Based Compensation Expense

The Company’s consolidated statements of comprehensive loss included total compensation expense from stock-based payment awards for the three and nine months ended September 30, 2019 and 2018, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Compensation expense included in:
Research and development	$210	$486	$874	$1,145
Sales and marketing	189	263	512	314
General and administrative	578	648	2,325	1,355
	$977	$1,397	$3,711	$2,814

At September 30, 2019, there was approximately $4.3 million of unrecognized compensation expense related to outstanding equity awards under the 2016 Plan, the 2008 Plan, the inducement awards and the ESPP that is expected to be recognized as expense over a weighted-average period of approximately 1.54 years.

12.	Fair Value Measurements

The following tables summarize the Company’s assets carried at fair value measured on a recurring basis at September 30, 2019 and December 31, 2018 by valuation hierarchy (in thousands):

	September 30, 2019
		Quoted prices in	Significant other	Significant
	Total Carrying	active markets	observable inputs	unobservable inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$31,386	$31,386	$—	$—
	$31,386	$31,386	$—	$—

	December 31, 2018
		Quoted prices in	Significant other	Significant
	Total Carrying	active markets	observable inputs	unobservable inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$43,194	$43,194	$—	$—
	$43,194	$43,194	$—	$—

Financial instruments that potentially subject the Company to concentrations of credit risk have historically consisted principally of cash and cash equivalents. At September 30, 2019 and December 31, 2018, substantially all of the Company’s interest-bearing cash equivalent balances were concentrated in one U.S. Government institutional money market fund that has investments consisting primarily of U.S. Government Agency debt, U.S. Treasury Repurchase Agreements and U.S. Government Agency Repurchase Agreements. These deposits may be redeemed upon demand and, therefore, generally have minimal risk. The Company’s cash equivalents are classified within Level 1 on the basis of valuations using quoted market prices.

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

Upon the closing of the Second Tranche Transaction, the Company issued the Second Tranche Warrants, which were determined to be liability classified, which required that the liability be measured at fair value each period with changes in fair value being recorded as a component of non-operating expense in the consolidated statement of comprehensive loss. This valuation was determined to be a level 3 valuation because it included unobservable inputs. The Second Tranche Warrants were valued using a Monte Carlo simulation valuation model. This model incorporated several inputs, including the Common Stock price on the date of valuation, the historical volatility of the price of the Common Stock and the risk-free interest rate.    The Second Tranche Investors delivered exercise notices covering all of the Second Tranche Warrants during the period from September 25 - 28, 2018 (see Note 10). The Company revalued the Second Tranche Warrants liability immediately prior to the respective exercise notice dates of the Second Tranche Investors, measured as the excess of the closing share price on the exercise notice date over the actual warrant exercise price of $1.43 per share times the number of shares purchased. The resulting liability balance was then reclassified to equity.

The following table sets forth a summary of changes in the fair value of the Company’s derivative liability for which fair value was determined by Level 3 inputs (in thousands):

	Second Tranche Liability	Additional Advance Warrant Liability	Second Tranche Warrants	Total
Balance at January 1, 2018	$—	$—	$—	$—
Initial fair value of derivative liability	4,734	69	18,165	22,968
Change in fair value	24,319	18	20,501	44,838
Reclassification to equity	—	(87)	(38,666)	(38,753)
Settlement	(29,053)	—	—	(29,053)
Balance at September 30, 2018	$—	$—	$—	$—

13.	Contingencies

Legal Proceedings

The Company is subject to various other routine legal proceedings and claims incidental to its business, which management believes will not have a material effect on the Company’s financial position, results of operations or cash flows.

14.	Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by adding to the basic weighted average number of common shares outstanding the total number of dilutive common equivalent shares using the treasury stock method, unless the effect is anti-dilutive. Potentially dilutive shares were not included in the calculation of diluted net loss per share for each of the three and nine months ended September 30, 2019 and 2018, respectively, as their inclusion would be anti-dilutive.

Potential common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	10,612,258	7,984,469	10,612,258	7,984,469
ESPP	54,895	—	54,895	—
Warrants	486,812	486,812	486,812	486,812
Restricted stock units	812,347	1,395,829	812,347	1,395,829
Performance stock units	56,666	466,668	56,666	466,668
Deferred stock units	—	35,418	—	35,418
	12,022,978	10,369,196	12,022,978	10,369,196

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
•

our expectations regarding the timing and likelihood of approval of our line extension application for approval of our YUTIQ next-generation, shorter-duration treatment for non-infectious uveitis affecting the posterior segment of the eye;

•	our ability to further develop sales and marketing capabilities, whether alone or with potential future collaborators;
•	our expectation that existing cash and cash equivalents at September 30, 2019 and cash inflows from anticipated YUTIQ and DEXYCU product sales will be sufficient to fund our operating plan into 2020.
•	future expenses and capital expenditures;
•	our expectations regarding the timing and design of our clinical development plans;
•	our ability to establish or maintain collaborations and obtain milestone, royalty and/or other payments from any such collaborators;
•

the ability of Alimera Sciences, Inc., or Alimera, to commercialize ILUVIEN® for the treatment of non-infectious uveitis affecting the posterior segment of the eye in Europe, the Middle East and Africa;

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

Our Business

Overview

We are a specialty biopharmaceutical company committed to developing and commercializing innovative ophthalmic products for the treatment of eye diseases. We have two products, YUTIQ® and DEXYCU®, which were approved by the United States (“U.S.”) Food and Drug Administration (“FDA”) in October 2018 and February 2018, respectively. During the nine months ended September 30, 2019, we launched both products directly in the U.S.

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

Recent Developments

Recent developments and ongoing activities regarding the commercialization of YUTIQ include:

•

The permanent and specific J-Code for YUTIQ, J7314, was issued by the Centers for Medicare and Medicaid Services (CMS) one quarter earlier than under prior CMS policy and is in effect as of October 1, 2019.

•	Customer orders up 17% over Q2, prior to the effective date of the permanent J-code.
•	Repeat customers represented 85% of order volume, and importantly, 40% of our target account list has ordered, representing solid adoption with continued growth opportunity.
•	Medicare fee for service claims consistently and Medicare Advantage and Commercial payors are beginning to cover YUTIQ.

Recent developments and ongoing activities regarding the commercialization of DEXYCU include:

•	Customer orders up 207% over Q2 with September representing the highest volume month to date, and with repeat customers representing 74% of Q3 order volume.
•	Since launch, over 5,400 patients have been injected with DEXYCU. In that time, over 500 physicians have been trained to use the product.
•	Medicare fee for service claims continue to be paid consistently, and Medicare Advantage and Commercial insurance claims increased quarter over quarter.
•	The average time to payment in all payor sectors continues to improve post launch. We expect the time to payment to decrease as payor systems incorporate DEXYCU’s J code.

•

In November 2019, EyePoint announced two new agreements to expand the reach of DEXYCU and YUTIQ within large integrated healthcare networks. An interim agreement with the U.S. Department of Veterans Affairs (VA) became effective on November 2, 2019, adding DEXYCU and YUTIQ to the Federal Supply Schedule. The VA serves approximately nine million beneficiaries. A final VA contract is anticipated within several months and is expected to have a five-year term. In addition, a three-year contract was signed with Vizient Inc., effective November 1, 2019, offering DEXYCU to its diverse membership network. Vizient provides solutions and services to over 50% of the nation’s acute care providers, including 95% of the nation’s academic medical centers, and more than 20% of ambulatory care providers.

•

In August 2019, EyePoint received a $1 million milestone payment from Ocumension Therapeutics triggered by the approval of its Investigational New Drug (IND) in China for Eyepoint’s three-year intravitreal micro-insert containing 0.18mg of fluocinolone acetonide using the Durasert™ technology (known as YUTIQ in the United States). The IND allows the importation of finished product into China for use in its initiated clinical trial to support regulatory approval for the treatment of chronic uveitis affecting the posterior segment of the eye. Ocumension has also received a special approval by the Hainan Province People's Government to market this product for chronic, non-infectious posterior segment uveitis in the Hainan Bo Ao Lecheng International Medical Tourism Pilot Zone.

R&D Highlights

Two presentations took place at the Annual Retina Society meeting held in London, United Kingdom, on September 11-15, 2019 highlighting 36-month data supporting YUTIQ for the treatment of non-infectious posterior segment uveitis. Highlights from each of the presentations include:

•

Uveitis recurrence rate was significantly reduced in the YUTIQ versus sham injected eyes (56% vs 93%, p<0.001).  A total of 103 recurrences were reported in 49/87 YUTIQ treated eyes (1.2±2.0/eye) versus

166 recurrences in 39/42 sham treated eyes (4.0±3.3/eye). Multiple (>1) recurrences were observed in 21.8% (19/87) of the YUTIQ treated eyes and 73.8% (31/42) of the sham treated eyes.
•

Intra/peri-ocular steroid treatments were used 23 times to treat inflammation in 17/87 (19.5%) YUTIQ-treated eyes and 99 times to treat 29/42 (69.0%) sham eyes during the 3-year study. Those treatment rates represented an increase from 6.9% and 16.1% (YUTIQ) and 61.9% and 66.7% (sham) at years 1 and 2. In the first year, 17/87 (19.5%) of the YUTIQ patients received a total of 34 systemic treatments while 17/42 (40.5%) of the sham patients received 30 treatments. Systemic treatment rates increased to 34.5% and 50% respectively by 3 years.

Two presentations took place at the annual American Academy of Ophthalmology meeting held in San Francisco on October 12-15, 2019 highlighting 36-month data supporting YUTIQ for the treatment of non-infectious posterior segment uveitis. Highlights from each of the presentations include:

•

Eighty-seven patients were treated with YUTIQ. Mean IOP was 13.9 ± 3.1 mmHg at baseline, peaked at 16.5 ± 5.1 mmHg at 2 months, and returned to near-baseline for the rest of the trial. IOP of ≥30 mmHg occurred in 15 YUTIQ-treated eyes (17.2%); mean time to IOP ≥30 mmHg was 241.1 days (median 153 days, range 8 to 1108 days). IOP ≥30 mmHg occurred for 5 eyes (33.3%) in 7-30 days; 5 eyes (33.3%) in 3-6 mos.; 4 eyes (26.7%) in 6-18 mos., and 1 eye (6.7%) at 3 yrs.  Overall, YUTIQ had no significant impact on the progression of visual field loss in this subset of study patients through 36 months when compared to the fellow eye.

•

Resolution of macular edema was reported in 85% (34/40) of YUTIQ treated eyes versus 70% (16/23) of sham eyes with edema at baseline. Central foveal thickness was reduced in both groups.  More rapid reduction was observed in YUTIQ treated eyes. A visual acuity improvement of three or more ETDRS lines was recorded for 33% of the YUTIQ treated eyes and 14.7% of eyes in the sham group.  Mean IOP was similar in the 2 treatment groups.  Medication to lower IOP was used by 42% of subjects in the YUTIQ group and 33% of the sham treated eyes. Cataract extractions were more frequent in YUTIQ treated eyes (74% vs 24%).

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

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018:

	Three Months Ended
	September 30,		Change
	2019	2018	Amounts	%
	(In thousands except percentages)
Revenues:
Product sales, net	$1,009	$—	$1,009	na
License and collaboration agreement	1,054	56	998	1782%
Royalty income	446	430	16	4%
Total revenues	2,509	486	2,023	416%
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	327	—	327	na
Research and development	3,484	6,233	(2,749)	(44)%
Sales and marketing	7,778	3,646	4,132	113%
General and administrative	4,365	4,161	204	5%
Amortization of acquired intangible assets	615	—	615	na
Total operating expenses	16,569	14,040	2,529	18%
Loss from operations	(14,060)	(13,554)	(506)	(4)%
Other income (expense):
Interest and other income	183	129	54	42%
Interest expense	(1,770)	(815)	(955)	(117)%
Change in fair value of derivative liability	—	(18,886)	18,886	na
Other expense, net	(1,587)	(19,572)	17,985	92%
Net loss	$(15,647)	$(33,126)	$17,479	53%

Product Sales, net

Product sales, net represents the gross sales of DEXYCU and YUTIQ less provisions for product sales allowances and accruals. We commenced U.S. commercial sales of YUTIQ in February 2019 and net sales totaled $55,000 for the quarter ended September 30, 2019.  During this quarter, our 3PL utilized existing inventory to meet demand and the revenue recognized is from initial orders to Ocumension, our partner in China (see Note 4). We commenced commercial sales of DEXYCU in March 2019 and net sales totaled $954,000 for the quarter ended September 30, 2019. We had no product revenue during the three months ended September 30, 2018.

License and collaboration agreement

License and collaboration agreement revenues increased by $998,000, or 1,782% to $1.1 million for the three months ended September 30, 2019 compared to $56,000 for the three months ended September 30, 2018. This increase was attributable primarily to the $1.0 million payment we received from Ocumension upon achieving its first development milestone for YUTIQ in China.

Royalty Income

Royalty income increased by $16,000, or 4%, to $446,000 for the three months ended September 30, 2019 compared to $430,000 for the three months ended September 30, 2018. The increase was attributable primarily to a combination of an increase in the net sales-based royalty rate from 2% to 4% and higher ILUVIEN net sales under the Amended Alimera Agreement. This increase in ILUVIEN royalties was offset by recognizing no revenue during this quarter for Retisert royalty as the licensee, Bausch and Lomb informed us that they consider this agreement to have ended due to the expiration of certain patents.

Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Cost of sales, excluding amortization of acquired intangible assets, of approximately $327,000 for the three months ended September 30, 2019 consisted of costs associated with the manufacturing of YUTIQ and DEXYCU, certain period costs and product shipping costs.  We expensed manufacturing costs as research and development expenses in the periods prior to FDA approval of the products. In the fourth quarter of 2018, we began capitalizing inventory costs for YUTIQ and DEXYCU manufactured in preparation for our launch in the United States. We had no cost of sales for the three months ended September 30, 2018.

Research and Development

Research and development expenses decreased by $2.7 million, or 44%, to $3.5 million for the three months ended September 30, 2019 from $6.2 million for the same period in the prior year. This decrease was attributable primarily to (i) approximately $970,000 in the prior year quarter, related to pre-launch DEXYCU batches for stability and manufacturing testing (ii) $820,000 of contract research organization costs for our YUTIQ Phase 3 clinical development program included in the three months ended September 30, 2018 amount that was not incurred in the corresponding period in 2019 and (iii) $615,000 of amortization of the March 2018 acquired Intangible asset from the Icon Acquisition (classified as a separate line item in cost of sales post product launches), partially offset by increases of (i) $294,000 of personnel and related expenses for the build-out of our medical affairs group and expansion of regulatory and quality staffing including offsets for manufacturing related expenses absorbed into our cost of sales and (ii) $127,000 for medical affairs related program expenses.

Sales and Marketing

With the commercial launch of DEXYCU and YUTIQ, we continued the build-out of our commercial infrastructure and marketing activities during the third quarter of fiscal 2019. Sales and marketing expenses increased by $4.1 million, or 113%, to $7.8 million for the three months ended September 30, 2019 from $3.6 million for the same period in the prior year.  This increase was primarily attributable to (i) $2.5 million related to our contract sales organization which includes our YUTIQ and DEXYCU key account managers and (ii) $1.5 million of marketing programs and agency costs.

General and Administrative

General and administrative expenses increased by $204,000, or 5%, to $4.4 million for the three months ended September 30, 2019 from $4.2 million for the same period in the prior year. This increase was attributable primarily to (i) a $230,000 increase in personnel and related expenses related to additions in finance, legal, human resources and business development and (ii) $266,000 in contracted services, primarily in outsourced IT for the build-out of commercial systems, partially offset by a $358,000 decrease in legal, audit and other professional fees.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets totaled $615,000 for the three months ended September 30, 2019.  This amount was attributable to the DEXYCU product intangible asset that resulted from the Icon Acquisition (see Note 3).  Prior to our product launches, the amortization was classified in Research and development.

Interest (Expense) Income

Interest expense totaled $1.8 million for the three months ended September 30, 2019, which included $160,000 of amortization of debt discount and $322,000 of non-cash payment-in-kind interest expense all related to the CRG Debt. Interest expense in the three months ended September 30, 2018 was $815,000 and related to the SWK Loan.

Interest income from amounts invested in an institutional money market fund increased to $183,000 for the three months ended September 30, 2019 compared to $129,000 in the prior year quarter, due primarily to higher interest-bearing assets and higher money market interest rates.

Change in Fair Value of Derivative Liability

The future obligation to issue Units in the Second Tranche Transaction was measured at fair value and recorded as a derivative liability on our balance sheet upon consummation of the First Tranche Transaction on March 28, 2018, subject to remeasurement at each balance sheet date. At September 30, 2018, the fair value re-measurement resulted in a $18.9 million change in fair value of derivative liability that was recorded as a component of non-operating expense for the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018:

	Nine Months Ended
	September 30,		Change
	2019	2018	Amounts	%
	(In thousands except percentages)
Revenues:
Product sales, net	$8,941	$—	$8,941	na
License and collaboration agreement	1,125	798	327	41%
Royalty income	1,666	1,331	335	25%
Total revenues	11,732	2,129	9,603	451%
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	1,363	—	1,363	na
Research and development	11,237	14,323	(3,086)	(22)%
Sales and marketing	22,373	5,158	17,215	334%
General and administrative	13,790	10,662	3,128	29%
Amortization of acquired intangible assets	1,845	—	1,845	na
Total operating expenses	50,608	30,143	20,465	68%
Loss from operations	(38,876)	(28,014)	(10,862)	(39)%
Other income (expense):
Interest and other income	692	181	511	282%
Interest expense	(4,389)	(1,535)	(2,854)	(186)%
Loss on extinguishment of debt	(3,810)	—	(3,810)	na
Change in fair value of derivative liability	—	(45,164)	45,164	na
Other expense, net	(7,507)	(46,518)	39,011	84%
Net loss	$(46,383)	$(74,532)	$28,149	38%

Product Sales, net

Product sales, net represents the gross sales of DEXYCU and YUTIQ less provisions for product sales allowances and accruals. We commenced U.S. commercial sales of YUTIQ in February 2019 and net sales totaled $7.3 million for the nine months ended September 30, 2019.  We commenced commercial sales of DEXYCU in March 2019 and net sales totaled $1.6 million for the nine months ended September 30, 2019.

License and collaboration agreement

License and collaboration agreement revenues increased by 41%, or $327,000 to $1.1 million for the nine months ended September 30, 2019 compared to $798,000 for the nine months ended September 30, 2018. This increase was attributable primarily to the $1.0 million payment we received from Ocumension upon achieving their first development milestone for YUTIQ, partially offset by the absence in the current period of $700,000 in revenues recognized from feasibility study agreements.

Royalty Income

Royalty income increased by $335,000, or 25%, to $1.7 million for the nine months ended September 30, 2019 compared to $1.3 million for the nine months ended September 30, 2018. The increase was attributable primarily to a combination of an increase in the net sales-based royalty rate from 2% to 4% and higher ILUVIEN net sales under the Amended Alimera Agreement. This increase in ILUVIEN royalties was partially offset by recognizing less revenue from the Retisert royalty as the licensee, Bausch and Lomb, informed us during the second quarter that they consider this agreement to have ended due to the expiration of certain patents.

Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Cost of sales, excluding amortization of acquired intangible assets, of approximately $1.4 million for the nine months ended September 30, 2019 consisted of costs associated with the manufacturing of YUTIQ and DEXYCU, certain period costs, accrued royalty expense on DEXYCU net sales payable to the former Icon security holders and product shipping costs.  We expensed manufacturing costs as research and development expenses in the periods prior to FDA approval of the products. In the fourth quarter of 2018, we began capitalizing inventory costs for YUTIQ and DEXYCU manufactured in preparation for our launch in the United States. We had no cost of sales for the nine months ended September 30, 2018.

Research and Development

Research and development expenses decreased by $3.1 million, or 22%, to $11.2 million for the nine months ended September 30, 2019 from $14.3 million for the same period in the prior year. This decrease was attributable primarily to (i) $2.3 million of contract research organization costs for our YUTIQ Phase 3 clinical development program, (ii) $1.3 million related to pre-launch DEXYCU batches for stability and manufacturing testing and (iii) $1.2 million of amortization of the acquired Intangible asset from the Icon Acquisition (classified as a separate line item post product launches), partially offset by increases of (i) $1.6 million of net personnel and related expenses for the build-out of our medical affairs group and expansion of regulatory and quality staffs and (ii) $839,000 for medical affairs related program expenses.

Sales and Marketing

With the commercial launch of DEXYCU and YUTIQ, we continued the build-out of our commercial infrastructure and marketing activities during the nine months ended September 30, 2019. Sales and marketing expenses increased by $17.2 million, or 334%, to $22.4 million for the nine months ended September 30, 2019 from $5.2 million for the same period in the prior year.  This increase was attributable primarily to (i) $8.6 million related to our contract sales organization which includes our YUTIQ and DEXYCU key account managers, (ii) $5.7 million of marketing program and agency costs and (iii) $3.0 million of personnel and related costs

General and Administrative

General and administrative expenses increased by $3.1 million, or 29%, to $13.8 million for the nine months ended September 30, 2019 from $10.7 million for the same period in the prior year. This increase was attributable primarily to (i) a $2.7 million increase in personnel and related expenses related to senior management additions in finance, legal, human resources, information technology and business development, including $971,000 of stock-based compensation and (ii) $286,000 in contracted services, primarily in outsourced IT for the build-out of commercial systems, partially offset by a $359,000 decrease in legal, audit and other professional fees.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets totaled $1.8 million for the nine months ended September 30, 2019.  This amount was attributable to the DEXYCU product intangible asset that resulted from the Icon Acquisition (see Note 3).  Prior to our product launches, the amortization was classified in Research and development.

Interest (Expense) Income

Interest expense totaled $4.4 million for the nine months ended September 30, 2019, which included $430,000 of amortization of debt discount and $728,000 of non-cash payment-in-kind interest expense related to the CRG Debt. Interest expense in the nine months ended September 30, 2018 was $1.5 million related to the SWK Loan.

Interest income from amounts invested in an institutional money market fund increased to $692,000 for the nine months ended September 30, 2019 compared to $181,000 in the prior year quarter, due primarily to significantly higher interest-bearing assets and higher money market interest rates.

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

Change in Fair Value of Derivative Liability

The future obligation to issue Units in the Second Tranche Transaction was measured at fair value and recorded as a derivative liability on our balance sheet upon consummation of the First Tranche Transaction on March 28, 2018, subject to remeasurement at each balance sheet date. At September 30, 2018, the fair value re-measurement resulted in a $45.2 million change in fair value of derivative liability that was recorded as a component of non-operating expense for the nine months ended September 30, 2018.

Liquidity and Capital Resources

We have had a history of operating losses and an absence of significant recurring cash inflows from revenue, and at September 30, 2019 we had a total accumulated deficit of $454.9 million. Our operations have been financed primarily from sales of our equity securities, issuance of debt and a combination of royalty income and other fees received from collaboration partners. Accordingly, the foregoing conditions, taken together, continue to raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of these financial statements.

Financing Activities

Our total cash and cash equivalents were $31.8 million at September 30, 2019. During the nine months ended September 30, 2019 we refinanced our then existing $20.0 million term loan with SWK Funding LLC (“SWK Loan”) and made an initial draw of $35.0 million from a new term loan agreement (the “CRG Loan Agreement”) with CRG Servicing LLC (“CRG”) (see Note 9), resulting in incremental net proceeds of approximately $11.4 million.  In addition, we received net proceeds of $18.3 million from the issuance of 10,526,500 shares of our common stock (“Common Stock”) (see Note 10). We also exercised an option to draw an additional $15.0 million under the CRG Loan Agreement and paid a $15.0 million development milestone that was due to the former Icon security holders following the first commercial sale of DEXYCU.   During the three months ended September 30, 2019, we sold 1,707,995 shares of our common stock (“Common Stock”) utilizing our at-the-market facility (“ATM”) at a weighted average price of $1.50 per share for net proceeds of approximately $2.4 million (See Note 10).

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

Future Funding Requirements

In the first quarter of 2019, the Company commenced the U.S. launch of its first two commercial products, YUTIQ and DEXYCU. During the ensuing months, the commercial progress of YUTIQ and DEXYCU has been positive, with demand for YUTIQ meeting the Company’s expectations. However, the Company, has no history of direct commercialization of its products and management does not yet have sufficient historical evidence to assert that it is probable that the Company will receive sufficient revenues from its sales of YUTIQ and DEXYCU to fund operations. As of September 30, 2019, the Company has had recurring operating losses since its inception and has an accumulated deficit of approximately $454.9 million and working capital of $36.7 million. The Company expects that its existing cash and cash equivalents at September 30, 2019, and cash inflows from anticipated YUTIQ and DEXYCU product sales will be sufficient to fund the Company’s operating plan into 2020.

The Company anticipates that it will need to raise additional capital to fund its operations until its cash flows reach a level sufficient to fund the Company’s operating plan through 2020. Actual cash requirements could differ from management’s projections due to many factors, including the success of commercialization for YUTIQ and DEXYCU, the actual costs of these commercialization efforts, additional investments in research and development programs, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

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

Our consolidated statements of historical cash flows are summarized as follows (in thousands):

	Nine Months Ended
	September 30,
	2019	2018	Change
Net loss:
Changes in operating assets and liabilities	(9,463)	2,167	(11,630)
Other adjustments to reconcile net loss to cash flows from operating activities	(35,750)	(24,834)	(10,916)
Net cash used in operating activities	(45,213)	(22,667)	(22,546)
Net cash used in investing activities	(207)	(16,933)	16,726
Net cash provided by financing activities	31,919	82,490	(50,571)

Operating cash outflows for the nine months ended September 30, 2019 totaled $45.2 million, primarily due to our net loss of $46.4 million, reduced by $10.6 million of non-cash expenses, which included a $3.8 million loss on extinguishment of our SWK Loan, $3.7 million of stock-based compensation, $1.8 million of amortization of the DEXYCU finite-lived intangible asset, and $1.2 million of non-cash interest and amortization of debt discount.

Operating cash outflows for the nine months ended September 30, 2018 totaled $22.7 million, primarily due to our net loss of $74.5 million, reduced by $49.7 million of non-cash expenses, which included a $45.2 million change in fair value of derivative liability and $2.8 million of stock-based compensation

Net cash used in investing activities for the nine months ended September 30, 2019 consisted of $207,000 of purchases of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2018 consisted of a $14.9 million closing payment for the Icon Acquisition plus $1.9 million of transaction costs paid, net of $38,000 of cash acquired and $153,000 of purchases of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2019 totaled $31.9 million and consisted of the following:

(i)	$33.8 million of net proceeds from the initial drawdown under the CRG Loan Agreement, net of debt issue costs; and
(ii)	$18.3 million of net proceeds from the issuance of 10,526,500 shares of our Common Stock; and
(iii)

$14.8 million of net proceeds from our second drawdown under the CRG Loan Agreement offset by payment of a $15.0 million development milestone that was due to the former Icon security holders following the first commercial sale of DEXYCU.

(iv)	$308,000 of proceeds from the exercise of stock options; and

(v)	$2.4 million of net proceeds from the issuance of 1,707,995 shares of our Common Stock sold utilizing our ATM.; partially offset by
(vi)	$22.7 million repayment of the SWK Loan, which included principal of $20.0 million, a $1.2 million prepayment penalty, a $1.2 million exit fee and $306,000 of make whole interest.

Net cash provided by financing activities for the nine months ended September 30, 2018 totaled $82.5 million and consisted of the following:

(i)

$34.5 million of net proceeds received from the sale of 8,606,324 shares of common stock in the First Tranche Transaction and the sale of 20,184,224 Units in the Second Tranche Transaction, in connection with the Icon Acquisition; and

(ii)	$18.7 million of net proceeds from the initial and second drawdowns under SWK Loan, net of issue costs
(iii)	$503,000 of proceeds from the exercise of stock options; and
(iv)	$28.9 million of proceeds from the exercise of the 20,184,224 Second Tranche Warrants

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2019 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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

As of September 30, 2019, we had cash and cash equivalents of $31.8 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have a significant impact on the realized value of our investments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from EyePoint Pharmaceuticals' Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Loss; (iii) Condensed Consolidated Statements of Stockholders' Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EyePoint Pharmaceuticals, Inc.

Date: November 7, 2019	By:	/s/ Nancy Lurker
	Name:	Nancy Lurker
	Title:	President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)