Form 10-K
period 2019-12-31
EyePoint Pharmaceuticals, Inc.
filed 2020-03-16
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-51122

EyePoint Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-2774444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

480 Pleasant Street Watertown, MA	02472
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 926-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	EYPT	The Nasdaq Stock Market LLC (Nasdaq Global Market)

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

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock on the Nasdaq Global Market on June 28, 2019, the last trading day of the registrant’s most recently completed second fiscal quarter, was approximately $100,752,272.

There were 124,741,832 shares of the registrant’s common stock, $0.001 par value, outstanding as of March 5, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2020 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

EyePoint Pharmaceuticals, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2019

Preliminary Note Regarding Forward-Looking Statements

Various statements made in this Annual Report on Form 10-K are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements give our current expectations or forecasts of future events and are not statements of historical or current facts. These statements include, among others, statements about:

•	the potential advantages of DEXYCU® and YUTIQ® for the treatment of eye diseases;
•	our ability to manufacture DEXYCU and YUTIQ, or any future products or product candidates, in sufficient quantities and quality;
•	our commercial sales of DEXYCU and YUTIQ;
•	our expectations regarding the timing and clinical development of our product candidates, including EYP-1901 and YUTIQ50;
•

our expectations to avoid the toxicity seen in the prior clinical studies of orally delivered vorolanib, a tyrosine kinase inhibitor (“TKI”) by delivering vorolanib locally using bioerodible Durasert technology as EYP-1901 at a significantly lower total dose;

•

the potential for EYP-1901, as a new six-month treatment for serious eye diseases including wet age-related macular degeneration (“wAMD”), diabetic retinopathy (“DR”) and retinal vein occlusion (“RVO”).

•	our ability to further develop sales and marketing capabilities, whether alone or with potential future collaborators;
•	the sufficiency of our cash, cash equivalents and current year financing availability to fund our operations one year from the issuance of these financial statements;
•

our belief that our cash and cash equivalents of $22.2 million at December 31, 2019, incremental financing cash flows of approximately $20.3 million from our February 2019 stock offering, excluding approximately $300,000 of additional unpaid share issue costs and expected cash inflows under our product sales and royalty agreements will enable us to fund our current and planned operations into 2021;

•	our ability to obtain additional capital in sufficient amounts and on terms acceptable to us, and the consequences of failing to do so;
•	future expenses and capital expenditures;
•	our expectations regarding the timing and design of our future clinical development plans;
•

our expectations regarding the timing and outcome of Good Laboratory Practices (“GLP”) toxicology studies for EYP-1901 to support the filing of an Investigational New Drug (“IND”), application with the FDA;

•	our ability to establish or maintain collaborations and obtain milestone, royalty and/or other payments from any such collaborators;
•

the ability of Alimera Sciences, Inc. (“Alimera”), to commercialize ILUVIEN® for the treatment of non-infectious uveitis affecting the posterior segment of the eye in Europe, the Middle East and Africa (the “EMEA”);

•	the implications of results from pre-clinical and clinical trials and our other research activities;
•	our intentions regarding our research into other uses and applications of our Durasert® and Verisome® technology platforms;
•	our expected participation in the Tricare Retail Pharmacy program;
•

our expectations regarding our ability to obtain and adequately maintain sufficient intellectual property protection for DEXYCU, YUTIQ, EYP-1901 and YUTIQ50 and any future products or product candidates, and to avoid claims of infringement of third-party intellectual property rights;

•	the scope and duration of intellectual property protection;
•	our expectation that we will continue to incur significant expenses and that our operating losses and our net cash outflows to fund operations will continue for the foreseeable future;
•	the extent to which our business could be adversely impacted by the effects of the COVID-19 coronavirus pandemic or by other pandemics, epidemics or outbreaks; and
•	the effect of legal and regulatory developments.

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

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements: uncertainties with respect to: the effectiveness and timeliness of our preclinical studies and clinical trials, and the usefulness of the data; the timeliness of regulatory approval; our ability to achieve profitable operations and access to needed capital; fluctuations in our operating results; our ability to successfully produce sufficient commercial quantities of YUTIQ and DEXYCU and to successfully commercialize YUTIQ and DEXYCU in the U.S.; our ability to sustain and enhance an effective commercial infrastructure and enter into and maintain commercial agreements for YUTIQ and DEXYCU; potential off-label sales of ILUVIEN for non-infectious uveitis affecting the posterior segment of the eye; consequences of fluocinolone acetonide side effects for YUTIQ; consequences of dexamethasone side effects for DEXYCU; successful commercialization of, and receipt of revenues from, ILUVIEN for diabetic macular edema; Alimera’s ability to obtain additional marketing approvals and the effect of pricing and reimbursement decisions on sales of ILUVIEN for diabetic macular edema; Alimera’s ability to commercialize ILUVIEN for non-infectious uveitis affecting the posterior segment of the eye in the territories in which Alimera is licensed to do so; our ability to market and sell products; the success of current and future license agreements, including our agreement with Equinox Science, LLC; termination or breach of current license agreements, including our agreement with Equinox Science, LLC; our dependence on contract research organizations, contract sales organizations, vendors and investigators; effects of competition and other developments affecting sales of products; market acceptance of products; effects of guidelines, recommendations and studies; protection of intellectual property and avoiding intellectual property infringement; retention of key personnel; product liability; industry consolidation; compliance with environmental laws; manufacturing risks; risks and costs of international business operations; volatility of our stock price; possible dilution; absence of dividends; the impact of the COVID-19 pandemic on our business; and other factors described in our filings with the Securities and Exchange Commission, or SEC. We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The risks set forth under Item 1A of this Annual Report on Form 10-K describe major risks to our business, and you should read and interpret any forward-looking statements together with these risks. A variety of factors, including these risks, could cause our actual results and other expectations to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

Our forward-looking statements speak only as of the dates on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes makes it clear that any projected results expressed or implied in such statements will not be realized.

DEXYCU®, YUTIQ®, and Durasert® are our trademarks. Retisert® and Vitrasert® are Bausch & Lomb’s trademarks. ILUVIEN® is Alimera’s trademark. Verisome® is a trademark owned by Ramscor, Inc. and exclusively licensed to us. The reports we file or furnish with the Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K, also contain trademarks, trade names and service marks of other companies, which are the property of their respective owners.

ITEM 1. BUSINESS

Change in Fiscal Year

As previously reported, we changed our fiscal year end to December 31 from June 30, effective January 1, 2019. This Annual report on Form 10-K is for the twelve month period from January 1, 2019 through December 31, 2019. References in this Annual Report to “fiscal 2019” refer to the year ended December 31, 2019. References in this report to “transition period” refer to the six month period ended December 31, 2018. References in this report to “fiscal 2018” refer to the year ended June 30, 2018 and “fiscal 2017” refer to the year ended June 30, 2017. For comparison purposes, unaudited data is shown for the twelve months ended December 31, 2018 and the six months ended December 31, 2017.

Overview

We are a pharmaceutical company committed to developing and commercializing innovative ophthalmic products for the treatment of serious eye diseases. We have two products that were approved by the United States (“U.S.”) Food and Drug Administration (“FDA”) in 2018 and commercially launched in the U.S. during the first quarter of 2019.

DEXYCU® (dexamethasone intraocular suspension) 9%, for intraocular administration, was approved by the FDA in February 2018 for the treatment of post-operative ocular inflammation and commercially launched in the U.S. in March 2019 with a primary focus on its use immediately following cataract surgery. DEXYCU is administered as a single dose directly into the surgical site at the end of ocular surgery and is the first long-acting intraocular product approved by the FDA for the treatment of post-operative inflammation. DEXYCU utilizes our proprietary Verisome® drug-delivery technology, which allows for a single intraocular injection that releases dexamethasone, a corticosteroid, for up to 22 days. In 2018, there were approximately 3.8 million cataract surgeries performed in the U.S.

Prior to the launch of DEXYCU, the standard of care for post-operative treatment of cataract surgery for the reduction of inflammation and pain had been a combination of steroid, antibiotic and non-steroidal eye drops administered multiple times each day over a period of several weeks. Effective October 2018, DEXYCU was granted “pass through status” by the Centers for Medicare & Medicaid Services (“CMS”) that provides for reimbursement of DEXYCU separate from the cataract procedure payment bundle for a 3-year period. The 3-year period commenced in April 2019, the quarter that the first claim for reimbursement for DEXYCU was made with CMS and will expire in March 2022. In addition, in November 2018, CMS assigned a specific and permanent J-code for DEXYCU, effective January 1, 2019, that enables reimbursement across all types of payers. Thirty-three Key Account Managers (“KAMs”), through a contract sales organization, are dedicated to calling on cataract surgeons and ambulatory surgical centers (“ASCs”) and are supported by our market access, marketing and commercial sales management teams.

YUTIQ® (fluocinolone acetonide intravitreal implant) 0.18 mg for intravitreal injection, was approved by the FDA in October 2018 and we commercially launched YUTIQ in the U.S. in February 2019. YUTIQ is indicated for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye, which affects between 60,000 to 100,000 people each year in the U.S., causes approximately 30,000 new cases of blindness every year and is the third leading cause of blindness. YUTIQ is a non-erodible intravitreal implant containing 0.18 mg fluocinolone acetonide (“FA”), designed to release FA at an initial rate of 0.25 mcg/day, and lasting for up to 36 months. Injected into the eye during a physician office visit, YUTIQ delivers a micro-dose of a corticosteroid to the back of the eye on a sustained nearly constant (zero order release) basis. YUTIQ utilizes our proprietary Durasert® sustained-release drug delivery technology platform, which can deliver drugs for predetermined periods of time ranging from months to years.

Chronic non-infectious uveitis affecting the posterior segment of the eye is typically treated by uveitis and retina specialists. The standard of care treatment for this disease involves the use of corticosteroids to reduce uveitic flares followed by additional treatments of sustained release, lower dose steroids to reduce the risk of further flares. Prior to the launch of YUTIQ, the sustained release treatment period covered only 3 to 4 months. In contrast, YUTIQ is designed to release FA continuously, for up to 36 months. Twelve KAMs are dedicated to calling predominantly uveitis specialists across the U.S. Effective October 1, 2019, YUTIQ was granted a permanent and specific J-code by the CMS.

We own the worldwide rights to all indications for DEXYCU and in January 2020 we out-licensed clinical development, regulatory, reimbursement and distribution rights for the product in Mainland China, Hong Kong, Macau and Taiwan. We own the rights for YUTIQ in the U.S. and all foreign jurisdictions and have licensed these rights in EMEA and Mainland China, Hong Kong, Macau and Taiwan. We have patent rights for DEXYCU in the U.S. through at least June 2034 and internationally through dates ranging from April 2032 to May 2034. We have patent rights for YUTIQ in the U.S. through at least August 2027 and internationally through dates ranging from October 2024 to May 2027.

We seek to enhance our longer-term commercial potential by identifying and advancing additional product candidates through clinical development and regulatory approval. This may be accomplished through our internal discovery efforts, entry into potential research collaborations and/or in-licensing arrangements or our acquisition of additional ophthalmic products, product candidates or technologies that complement our current product portfolio.

EYP-1901, a 6-Month bioerodible Durasert® Vorolanib -Tyrosine Kinase Inhibitor (“TKI”) is being advanced as a potential treatment for wet age-related macular degeneration (“wAMD”), diabetic retinopathy (“DR”) and retinal vein occlusion (“RVO”). We have completed initial animal pharmacokinetic and toxicology studies and expect to initiate formal GLP toxicology studies in the first quarter of 2020 to support the filing of an Investigational New Drug application with the FDA.

YUTIQ50 is being developed as a 6-month dosing option for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye. We have consulted with the FDA and identified a clinical pathway for an sNDA filing that involves a clinical trial of approximately 60 patients, randomized 2:1. We are currently evaluating the timeline and investment requirements for the initiation of this trial.

We are entitled to royalties pursuant to license and collaboration agreements utilizing our Durasert technology platform. These include (i) ILUVIEN® for the treatment of diabetic macular edema (“DME”), and pursuant to EMEA regulatory approval received in March 2019 and subject to its commercialization plans, ILUVIEN for uveitis indication, licensed to Alimera Sciences, Inc. (“Alimera”) and (ii) Retisert® for the treatment of posterior segment uveitis licensed to Bausch & Lomb, which concluded at the end of March 2019 following the expiration of the U.S. patent with which Retisert was marketed.

We also earn collaborative research and development revenues from other arrangements, including upfront fees, research funding and development, regulatory and/or sales milestones and royalties. These include license agreements and, from time to time, funded feasibility study agreements. Such license agreements include (i) an exclusive license with OncoSil Medical Ltd for the development and commercialization of a product candidate for the treatment of pancreatic cancer and (ii) exclusive license agreements with Ocumension Therapeutics (“Ocumension”) for the development and commercialization in Mainland China, Hong Kong, Macau and Taiwan of our Durasert three-year treatment of non-infectious uveitis affecting the posterior segment of the eye. We also undertake research study agreements which generally include formulation and other pre-clinical studies designed to evaluate the use of our Durasert technology platform, or potentially in the future our Verisome technology platform, for the delivery of third-party proprietary compounds for various eye diseases.

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

Diseases of the posterior segment of the eye include conditions such as age-related macular degeneration (“AMD”), DR, RVO, DME and chronic non-infectious uveitis affecting the posterior segment of the eye. These diseases frequently result in damage to the vasculature of the eye, leading to poor visual function, and often to proliferation of new, abnormal and leaky blood vessels in the back of the eye. These conditions can lead to retinal damage, scarring and irreversible loss of vision. Because the posterior segment is not readily accessible, physicians typically treat these diseases with intravitreal injections. However, there are several limitations of frequent intravitreal injections. First, these injections can be painful and often cause swelling or bleeding. Second, repeated intravitreal injections can cause scarring of the eye sclera. The sclera, also known as the white of the eye, is the opaque, fibrous, protective, outer layer of the human eye containing mainly collagen and some elastic fiber. Many patients with retinal diseases require lifelong treatment and over time, these chronic intravitreal injections can cause significant sclera scarring, increased risk of intraocular infection and vitreous hemorrhage. Further, most ocular drugs are delivered via a bolus injection that requires monthly or bi-monthly re-injections. Each time the patient or the physician  lengthens the treatment interval due to either missed appointments, cost to the patient, or lack of reimbursement, the patient’s disease can reactivate, which leads to incremental and cumulative damage to the retina. Over time this may lead to permanent loss of vision. Thus, monthly or bi-monthly injections are not an effective means of delivering a steady state dose to the site of disease. Finally, the risk of patient non-compliance increases when treatment involves multiple products or complex or painful dosing regimens, as patients age or suffer cognitive impairment or serious illness, or when the treatment is lengthy or expensive.

Drug delivery for treating ophthalmic diseases in both the anterior and posterior segments of the eye is a significant challenge. Due to the effectiveness of the blood-eye barrier, it is difficult for systemically (orally or intravenously) administered drugs to reach the retina in sufficient quantities to have a beneficial effect without causing adverse side effects to other parts of the body.

Due to the drawbacks of eye drops, frequent intravitreal injections, and oral or systemic injectable delivery, we believe the development of methods to deliver drugs to patients in a more precise, micro dose zero order release, controlled fashion over sustained periods of time with Durasert, and over shorter periods of time with a tapered release mechanism with Verisome satisfies a large unmet medical need. In addition, with less frequent injections, or daily eye drops, we believe patients will comply better with their prescribed treatment regimen. Our commercial product, YUTIQ addresses this treatment need for posterior segment uveitis, and we believe our pre-clinical product, EYP-1901 for wAMD, if approved, can also address this need by using our proprietary Durasert drug delivery technology to provide long-acting, zero order release, sustained micro dosing. DEXYCU utilizes our proprietary Verisome drug delivery suspension that provides sustained delivery over 22 days for conditions that need ocular inflammation control after eye surgery over a shorter period of time and potentially eliminating the need for daily steroid eye drops.

Strategy

Our strategy is to become a leading pharmaceutical company committed to developing and commercializing ophthalmic products for the treatment of serious eye diseases. The key elements of our strategy include:

•	Grow commercial product revenues and gain market share for both DEXYCU and YUTIQ in the U.S.
•	Advance EYP-1901, a 6-Month bioerodible Durasert® Vorolanib - TKI, into clinical development as a potential six-month treatment for wAMD, DR and RVO.
•	Advance YUTIQ50 into clinical development for a potential sNDA filing as a six-month treatment for chronic non-infectious uveitis affecting the posterior segment of the eye.
•	Identify and in-license, co-market or partner ophthalmology products or product candidates that can leverage our existing sales organizations that are in place for YUTIQ and DEXYCU.
•

Identify and in-license, partner or acquire additional transformative ophthalmology products to build long-term shareholder value including programs that can utilize our Durasert and Verisome technologies.

•

Leverage our Durasert and Verisome technologies through collaborations and out-licenses with other pharmaceutical and biopharmaceutical companies, institutions and other organizations. We believe our technologies can provide sustained, targeted delivery of therapeutic agents, resulting in improved therapeutic effectiveness, safer administration and better patient compliance and convenience, with reduced product development risk and cost.

Our Products and Product Candidates

The following table describes the stage of each of our programs:

FDA Approved Products	Disease	Status	Commercial Partner
DEXYCU	Ocular post-surgical inflammation	U.S. commercial launch - March 2019	Ocumension for Mainland China, Hong Kong, Macau and Taiwan

YUTIQ	Chronic non-infectious uveitis affecting the posterior segment of the eye	U.S. commercial launch - February 2019

Ocumension (as Durasert FA) for Mainland China, Hong Kong, Macau and Taiwan

Alimera (out-license) (marketed as ILUVIEN) in 17 EU countries; direct commercialization in the U.K., Germany, Portugal, Ireland and Austria; distribution rights through sublicense partners in Belgium, France, Italy, Luxembourg, the Netherlands, Spain, Australia, New Zealand, Canada and various countries in the Middle East

ILUVIEN	DME	Commercial

Alimera (out-license) in 17 EU countries; direct commercialization in the U.S., U.K., Germany, Portugal, Ireland and Austria; distribution rights through sublicense partners in Belgium, France, Italy, Luxembourg, the Netherlands, Spain, Australia, New Zealand, Canada and various countries in the Middle East

FDA Approved Products	Disease	Status	Commercial Partner
RETISERT	Chronic non-infectious uveitis affecting the posterior segment of the eye	Commercialized in the U.S. from 2005 through 2019 patent expiration	Bausch & Lomb (out-license)

Product Candidates	Disease	Stage of Development	Commercial Partner

EYP-1901–6-Month bioerodible Durasert® Vorolanib -TKI	wAMD, RVO, DR	Pre-clinical– GLP Toxicology Studies	None

YUTIQ50	Chronic non-infectious uveitis affecting the posterior segment of the eye	Clinical	None

DEXYCU

DEXYCU was approved by the FDA in February 2018 and commercially launched in March 2019.

DEXYCU is the first long-acting intraocular product approved by the FDA for the treatment of post-operative ocular inflammation, including treatment following cataract surgery. Cataract surgery is one of the most frequent surgical procedures performed in the U.S., with approximately 3.8 million procedures performed in 2018 in the U.S. Prior to the commercial launch of DEXYCU, the standard of care for inflammation associated with cataract surgery required patients, many of whom are elderly, to self-administer medicated eye drops multiple times a day over several weeks. DEXYCU, administered as a single intraocular injection at the conclusion of cataract surgery, utilizes our bioerodible Verisome technology to deliver an extended-release dosage of dexamethasone, a corticosteroid, in the chamber of the anterior segment, directly behind the iris. We believe that a single administration of DEXYCU at the surgical site will benefit patients by removing non-compliance and dosing errors associated with the current practice of self-administering repeated daily eye drops over a period of several weeks.

In January 2020, we licensed clinical development, regulatory, reimbursement and distribution rights for the product to Ocumension in Mainland China, Hong Kong, Macau and Taiwan.

DEXYCU Phase 3 Clinical Trial

The efficacy of DEXYCU has been demonstrated in a double-masked randomized Phase 3 clinical trial of 394 patients. In the clinical trial, patients received an intraocular dose of 517 micrograms (“mcg”) of DEXYCU, 342 mcg of DEXYCU, or placebo administered by a physician at the end of cataract surgery. The primary efficacy endpoint in the clinical trial was anterior chamber cell clearing in the study eye on the eighth day following surgery. The percentage of patients meeting the primary efficacy endpoint was 20% in the placebo group while 57% and 60% met the primary efficacy outcome in the 342 and 517 mcg DEXYCU treatment groups, respectively (statistically significant with p<0.001). In addition, the percentage of patients receiving rescue medication of ocular steroid or a nonsteroidal anti-inflammatory drug was significantly lower at day one, three, eight, 15 and 30 in the 342 and 517 mcg treatment groups versus placebo. The most common adverse reactions (5 – 15%) reported with DEXYCU were increased intraocular pressure (“IOP”), corneal edema and iritis. Other adverse reactions occurring in 1 – 5% of patients included corneal endothelial cell loss, blepharitis, eye pain, cystoid macular edema, dry eye, ocular inflammation, posterior capsule opacification, blurred vision, reduced visual acuity, vitreous floaters, foreign body sensation, photophobia and vitreous detachment. Warnings and precautions included on the label for DEXYCU include increases in IOP, delayed healing, exacerbation of infection and cataract progression which are side effects generally associated with intraocular steroids. There are no adequate and well-controlled studies of DEXYCU in pregnant women. Safety and effectiveness of DEXYCU in pediatric patients have not been established.

Positive retrospective case study data supporting DEXYCU were highlighted in an oral presentation at the 2020 Caribbean Eye Meeting in an oral session entitled, “Drug Delivery: Real-World Experience With Dexamethasone Intraocular Suspension”. The ongoing retrospective study is designed to provide large-scale, real-world data on early experiences with DEXYCU from surgeons. Interim results presented are from 154 patients administered DEXYCU with each time point of data based on patient chart data and frequency of measurement by participating physicians. The proportion of patients with complete anterior chamber cell clearing (cell score=0) was 47.5%, 50.0%, 84.1% and 87.5% at postoperative day 1, 8, 14 and 30, respectively. The proportion of patients with no anterior chamber flares (flare score=0), another measurement of inflammation, was 77.7%, 98.5%, 98.8% and 99.1% at postoperative day 1, 8, 14 and 30, respectively. Mean intraocular pressure at postoperative day 1 was 17.6 mmHg, with levels decreasing through to postoperative day 30.

The FDA-approved dosage of DEXYCU is 0.005 milliliters (“mL”), of dexamethasone 9% (equivalent to 517 mcg), administered as a single dose intraocularly in the posterior chamber of the anterior segment, directly behind the iris, at the end of surgery. DEXYCU is available as a 9% intraocular suspension equivalent to dexamethasone 103.4 mg/mL in a single-dose vial provided in a kit. The drug utilizes our Verisome technology to provide an extended release of dexamethasone for up to 22 days post-injection.

DEXYCU Market Opportunity

DEXYCU is approved for ocular post-surgical inflammation. The initial market we have focused on for DEXYCU is post-operative inflammation associated with cataract surgery as there were approximately 3.8 million cataract surgeries performed in 2018 in the U.S. Prior to the commercial launch of DEXYCU, the standard of care in the U.S. for treating post-operative inflammation was primarily a combination of steroid, antibiotic and non-steroidal eye drops. This eye drop regimen can result in up to 100 eye drops being administered over several weeks. Steroid eye drops are the most complicated medication to administer in this regimen, requiring up to 70 eye drops over 3-4 weeks on a tapered dosing schedule. A further complication is that many patients schedule cataract surgery in their second eye within a few weeks after the initial surgery resulting in an additional dosing regimen. Further, cataract surgery patients are often elderly and can have compromised cognitive function, osteoarthritis in their hands and poor eyesight due to the cataract surgery. These complexities can lead to poor compliance due to failure to administer eye drops according to the prescribed schedule, eye drops failing to go into the eye, and/or not finishing the full treatment regimen. As a result, patients often call their physician’s office multiple times to have them re-explain the treatment regimen or they return with pain and inflammation from non-compliance. We believe DEXYCU addresses many of these issues and potentially eliminates the need for post-surgical steroid eye drops by being provided immediately after surgery into the same incision site as the new intraocular lens.

Claims data suggest that approximately 60% of patients who undergo cataract surgery are covered by Medicare Part B. New drugs approved by the FDA that are part of cataract surgery performed in a hospital outpatient department or ASC, may receive an additional transitional pass-through payment under Medicare, provided it meets certain criteria, including a “not insignificant” cost criterion. This pass-through payment consists of Medicare reimbursement for the drug based on a defined formula for calculating the minimum fee that a manufacturer may charge for the drug. Reimbursement via the pass-through payment is initially granted for three years.

Effective October 2018, DEXYCU was granted “pass through status” by the CMS that provides for reimbursement of DEXYCU separate from the cataract procedure payment bundle for a 3-year period. The 3-year period commenced in April 2019, the quarter that the first claim for reimbursement for DEXYCU was made with CMS and will expire in March 2022. In addition, in November 2018, CMS assigned a specific and permanent J-code for DEXYCU, effective January 1, 2019, that enables reimbursement across all types of payers.

Based upon our current pricing and the number of cataract surgeries performed each year, we believe the total addressable market for DEXYCU is in excess of $2.0 billion.

DEXYCU Intellectual Property

Our DEXYCU U.S. patent portfolio includes two patent families under an exclusive license from Ramscor, Inc. for all ophthalmic conditions. These two issued patents contain composition claims for delivering biologically active substances using citric acid esters. We have also filed our own U.S. patent applications pertaining to DEXYCU, three of which became issued patents in 2018. These patents, one with method of use claims and the other with device claims, will provide further protection for DEXYCU through May 2034.

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

YUTIQ

YUTIQ was approved by the FDA in October 2018 and commercially launched in February 2019.

YUTIQ is a non-erodible intravitreal implant containing 0.18 mg FA designed to release FA at an initial rate of 0.25 mcg/day, and lasting for up to 36 months. Injected into the eye during a physician office visit, YUTIQ is a micro-insert that delivers a micro-dose of a corticosteroid to the back of the eye on a sustained nearly constant (zero order release) basis. It is injected with our proprietary inserter using a 25-gauge needle. In addition to direct commercialization of YUTIQ in the U.S., (i) we have licensed regulatory, reimbursement and distribution rights to the product to Alimera for EMEA under its ILUVIEN tradename and (ii) in November 2018 we licensed clinical development, regulatory, reimbursement and distribution rights to Durasert FA to Ocumension for Mainland China, Hong Kong, Macau and Taiwan. YUTIQ utilizes our proprietary Durasert® sustained-release drug delivery technology platform, which can deliver drugs for predetermined periods of time ranging from months to years.

Chronic non-infectious uveitis is an inflammatory disease affecting the posterior segment of the eye, often involving the retina, and is a leading cause of blindness in developed countries. It afflicts people of all ages, producing swelling and destroying eye tissues, which can lead to severe vision loss and blindness. In the U.S., chronic non-infectious uveitis affecting the posterior segment of the eye is estimated to affect approximately 60,000–100,000 people, resulting in approximately 30,000 cases of blindness and making it the third leading cause of blindness in the U.S. Patients with chronic non-infectious uveitis affecting the posterior segment of the eye are typically treated with ocular injected steroids and systemic steroids, but frequently develop serious side effects from systemic steroids over time that can limit effective dosing. Patients who do not tolerate systemic steroids then are offered – as the last line of treatment – therapy with systemic immunosuppressants or biologics, which themselves can cause severe side effects.

YUTIQ Market Opportunity

In February 2019, we commenced the commercial launch of YUTIQ with a direct sales force in the U.S. We believe that the chronic non-infectious uveitis affecting the posterior segment of the eye market in the U.S. is relatively modest in size, with an estimated patient prevalence for chronic non-infectious uveitis affecting the posterior segment of the eye of approximately 60,000 to 100,000 patients. Consequently, the number of uveitis and retinal physicians who treat the majority of this patient population is relatively small. As a result, we believe the commercial footprint and cost to market for YUTIQ will be less than a typical pharmaceutical product launch that requires a larger physician call population. Members of our leadership team have extensive commercialization experience and we believe that commercializing YUTIQ ourselves in the U.S. will maximize the value of YUTIQ to us. YUTIQ was reimbursed using a permanent J Code, established October 1, 2019. The total market size of disease prevalence is approximately $500 million. Of those patients currently being treated, the addressable market size is approximately $250 million.

Outside of the U.S., we expanded our existing license agreement with Alimera to include uveitis in EMEA. This additional license right was part of the July 10, 2017 amended and restated collaboration agreement with Alimera, or the Amended Alimera Agreement. Alimera has commercialized the chronic non-infectious uveitis affecting the posterior segment of the eye EMEA indication under its ILUVIEN trademark.

In November 2018, we licensed to Ocumension the clinical development, regulatory, reimbursement and distribution rights for Durasert FA in Mainland China, Hong Kong, Macau and Taiwan. Ocumension does not have rights to the YUTIQ trade name.

Durasert Technology Platform

Our Durasert technology platform uses proprietary sustained polymer technology to deliver drugs to treat chronic diseases, affecting the difficult to access posterior segment of the eye. To date, four products utilizing successive generations of the Durasert technology have been approved by the FDA. In addition to YUTIQ, these products include ILUVIEN (FA intravitreal implant) 0.19 mg, licensed to Alimera, and Retisert (FA intravitreal implant) 0.59 mg and Vitrasert® (ganciclovir) 4.5 mg, both licensed to Bausch & Lomb. Although the earlier ophthalmic products that utilize the Durasert technology, Retisert and Vitrasert, are surgically implanted, ILUVIEN, and YUTIQ were designed to be injected during a physician office visit. The Durasert technology platform utilizes a miniaturized, injectable, sustained release insert for small molecules that can deliver a drug for up to three years. For YUTIQ and ILUVIEN, the insert is 3.5 mm in length with an external diameter of 0.37 mm. The insert is administered in an office setting using a 25-gauge needle. In these products and product candidates, the drug core is surrounded with one or more polymer layers, and the permeability of those layers and other design aspects control the rate and duration of drug release. By changing elements of the design, we can alter both the rate and duration of release to meet different therapeutic needs.

EYP-1901, a 6-Month bioerodible Durasert® Vorolanib - TKI is being advanced as a potential treatment for wAMD, DR, and RVO.  This program utilizes a bioerodible version of the Durasert technology.

Our Durasert technology platform is designed to provide sustained delivery for ophthalmic diseases and conditions, featuring:

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

YUTIQ Phase 3 Clinical Trials

In our two Phase 3 clinical trials to assess the safety and efficacy of YUTIQ, we achieved the primary efficacy endpoint of prevention of recurrence of uveitis through six months with statistical significance (p value of < 0.001 in each trial). These Phase 3 clinical trials were randomized, sham injection-controlled, double-masked trials with the primary endpoint of both trials defined as recurrence of uveitis at six months, with patients followed for three years. Our first Phase 3 trial enrolled 129 patients in 16 centers in the U.S. and 17 centers outside the U.S, with 87 eyes treated with YUTIQ and 42 eyes receiving sham injections. Our second Phase 3 trial enrolled 153 patients in 15 centers in India with 101 eyes treated with YUTIQ and 52 eyes receiving sham injections. The 36-month patient follow-up was completed in the first Phase 3 trial in March 2018 and the second Phase 3 trial in October 2019.

Our first Phase 3 trial met its primary efficacy endpoint of prevention of recurrence of disease at 6 months with statistical significance (p < 0.001, intent to treat analysis; recurrence of 18.4% for YUTIQ versus 78.6% for control). The trial yielded similar efficacy through 36 months of follow up (p < 0.001, intent to treat analysis; recurrence of 56.3% for YUTIQ versus 92.9% for control). YUTIQ was generally well tolerated through 36 months of follow-up. 19.5% of YUTIQ treated eyes needed the assistance of adjunctive intraocular / periocular injection medication for uveitic inflammation compared to 69.0% for sham treated eyes. IOP lowering drops were used in 42.5% of YUTIQ treated eyes and 33.3% of sham treated eyes, with IOP lowering surgeries performed in 5.7% of YUTIQ treated eyes and 11.9% of sham treated eyes. Cataracts were extracted from 73.8% of patients administered YUTIQ with phakic eyes (42) and 23.8% of patients administered sham with phakic eyes (21). Cataracts are both a side effect of treatment with steroids and a natural consequence of uveitis.

Our second Phase 3 trial also met its primary efficacy endpoint of prevention of recurrence of disease at 6 months with statistical significance (p < 0.001, intent to treat analysis; recurrence of 21.8% for YUTIQ versus 53.8% for control). This second double-masked, randomized Phase 3 trial of YUTIQ enrolled 153 patients in 15 clinical centers in India, with 101 eyes treated with YUTIQ and 52 eyes receiving sham injections. In March 2020, we announced positive topline 36-month follow-up data from the second Phase 3 trial of YUTIQ for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye. At 36-months, the recurrence rate in YUTIQ randomized eyes was significantly lower than in sham treated eyes (46.5% vs. 75.0%, respectively; p=0.001). Visual acuity gains or losses of 3-lines or more were both similar between treatment groups. Safety data showed no unanticipated side effects at each follow-up timepoint at 12, 24 and 36-months. These positive results were consistent with the findings from the first Phase 3 study of YUTIQ and provide further validation of its long-term ability to reduce uveitic flares.

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

We have out-licensed the rights for Durasert FA for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye to Alimera for the EMEA as an extension of our original license agreement with Alimera. Pursuant to the original agreement, we granted worldwide license rights to ILUVIEN for DME and other potential back-of-the-eye diseases (other than uveitis) utilizing a corticosteroid with our Durasert technology. In the European Economic Area, or EEA, Alimera has submitted our previously-filed YUTIQ data as a Type II variation in each of the 17 countries in which it previously obtained regulatory approval for ILUVIEN for DME. According to Alimera’s public filings, Alimera submitted follow-up data supporting its Type II variation application in October 2018 and obtained approval for its application in March 2019.

Manufacturing

Manufacturing of pharmaceutical products is subject to extensive FDA regulations that impose strict procedural and documentation requirements, which govern record-keeping, manufacturing processes and controls, personnel, quality control and quality assurance, among other activities.  Incoming raw materials and components from suppliers are inspected upon arrival according to pre-specified criteria prior to use in a commercial product. During product manufacture, in-process tests are conducted on intermediate products according to pre-specified criteria; testing is finally conducted on the finished product prior to its release.  Our systems and our contractors are required to comply with regulatory GMP requirements, and we assess compliance regularly through performance monitoring and audits.

YUTIQ

We source the active pharmaceutical ingredient (“API”) and various raw materials and components for YUTIQ from third-party vendors. Our agreements with these third parties include confidentiality and intellectual property provisions to protect our proprietary rights related to YUTIQ. We require our contract manufacturers to operate in accordance with current Good Manufacturing Practice, or cGMP, and all other applicable laws and regulations. Production, assembly and packaging of YUTIQ is done in the Class 10,000 clean room located at our Watertown, MA facility.

DEXYCU

We currently use a contract manufacturer for the commercial supply of DEXYCU. A separate contract manufacturer provides kitting and packaging of the finished product, and other vendors provide sterilization, testing and storage services. Our agreements with these third parties include confidentiality and intellectual property provisions to protect our proprietary rights related to DEXYCU. We require our contract manufacturers to operate in accordance with current cGMPs and all other applicable laws and regulations. We employ personnel with extensive technical, manufacturing, analytical and quality experience to oversee contract manufacturing and testing activities, and to compile manufacturing and quality information for our regulatory submissions.

Clinical and Pre-Clinical Supply

All pre-clinical study and clinical trial supplies for products and product candidates that utilize our Durasert technology platform have been, and will continue to be, manufactured by ourselves. Raw materials and components are obtained from third-party vendors.

U.S. Sales and Marketing

We launched YUTIQ and DEXYCU in the U.S. during the first quarter of 2019 utilizing a contract sales organization (“CSO”) model. This model involved the hiring of sales and marketing leadership professionals providing oversight and leadership to the CSO teams. We believe this flexible sales model provided less execution risk as CSOs leverage costs across multiple clients allowing us to cost-effectively build the necessary infrastructure to support sales activities. In addition, we are able to utilize CSO installed systems and processes for, inter alia, regulatory filings, data tracking, field incentive compensation, training, hiring of KAMS, territory sizing / alignment, sample tracking, and customer relationship management systems.

Members of our sales and marketing leadership team have extensive commercialization experience with ophthalmic products at previous companies. We have twelve KAMS for YUTIQ with plans to expand that sales force with continued success of the product. We have thirty-three KAMS selling DEXYCU supported by a contract specialist team. The KAMs have an average of 18 years of sales experience, with most having prior ophthalmological or pharmaceutical sales experience. The KAMs for YUTIQ and DEXYCU were deployed in February 2019 and in March 2019, respectively, in geographies where we expect to have greater than 80% coverage of the potential patient population in the U.S.

In January 2020, the YUTIQ KAMs were converted to full-time employees from our CSO.

U.S. Market Access and Payer Reimbursement

In 2018 we recruited a team of highly experienced personnel to form our market access team. The team is comprised of our VP of Market Access, VP of Government Affairs and Reimbursement, Director of Patient Access, national account directors (“NADs”) and field reimbursement managers (“FRMs”) who handle the reimbursement for both YUTIQ and DEXYCU. Their roles include the discussions with payers regarding the costs and benefits of our products for their members; assisting with the addition of our products to the medical policy of payers; and providing the market with assistance regarding reimbursement queries.

We have initiated a patient assistance platform called EyePoint AssistSM to provide co-pay and coinsurance relief for eligible commercial patients.

Reimbursement for YUTIQ is obtained using a permanent J code, established October 1, 2019, which enables reimbursement from both Medicare and commercial payers. DEXYCU has three-year pass through status with Medicare whereby it is routinely reimbursed for Medicare Part B patients. The issuance of a specific and permanent J code for DEXYCU in November 2018 has enabled our market access team to work with non-Medicare payers with regard to adding DEXYCU to their medical policies. We believe that products that are reimbursable using a specific J code (as opposed to a C code or miscellaneous J code) are simpler for payers to process and therefore have a greater likelihood of reimbursement.

U.S. Product Distribution Channel

We have established a distribution channel in the United States for the commercialization of YUTIQ and DEXYCU that provides physicians with several options for ordering our products. This includes agreements with a nationally recognized third-party logistics provider (“3PL”), several distributors and a specialty pharmacy provider for physicians who prefer to use a traditional buy-and-bill model. The 3PL will provide fee-based services related to logistics, warehousing, order fulfilment, invoicing, returns and accounts receivable management.

Approved Products Licensed to Others

ILUVIEN for DME

ILUVIEN is an injectable, sustained-release micro-insert based on our Durasert technology platform and delivers 0.19 mg of FA to the back of the eye for treatment of DME. ILUVIEN is injected in an office visit using a 25-gauge inserter, and delivers up to 36 months of continuous, low-dose corticosteroid therapy with a single injection. ILUVIEN is approved in the U.S. for the treatment of

DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in IOP. In the countries where ILUVIEN has been approved, it is indicated for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. DME is a disease suffered by diabetics where leaking capillaries cause swelling in the macula, the most sensitive part of the retina. DME is a leading cause of blindness in the working-age population in most developed countries. The ILUVIEN micro-insert is substantially the same micro-insert as YUTIQ.

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

On July 10, 2017, we entered into the Amended Alimera Agreement, pursuant to which we (i) expanded the license to Alimera to our proprietary Durasert sustained-release drug delivery technology platform to include uveitis, including chronic non-infectious uveitis affecting the posterior segment of the eye, in the EMEA and (ii) converted the net profit share arrangement for each licensed product (including ILUVIEN) under the original collaboration agreement with Alimera, or the Prior Alimera Agreement, to a sales-based royalty on a calendar quarter basis commencing July 1, 2017, with payments from Alimera due 60 days following the end of each calendar quarter.

Sales-based royalties started at the rate of 2% and increased, commencing December 12, 2018, to 6% on aggregate calendar year net sales up to $75 million and 8% in excess of $75 million. Alimera’s share of contingently recoverable accumulated ILUVIEN commercialization losses under the Prior Alimera Agreement, capped at $25 million, are to be reduced as follows: (i) $10.0 million was cancelled in lieu of an upfront license fee on the effective date of the Amended Alimera Agreement; (ii) for calendar years 2019 and 2020, 50% of earned sales-based royalties in excess of 2% will be offset against the quarterly royalty payments otherwise due from Alimera; (iii) in March 2020, another $5 million was cancelled upon Alimera’s receipt of regulatory approval for ILUVIEN for the uveitis indication; and (iv) commencing in calendar year 2021, 20% of earned sales-based royalties in excess of 2% will be offset against the quarterly royalty payments due from Alimera until such time as the balance of the original $25 million of recoverable commercialization losses has been fully recouped.

Following the completion of the Amended Alimera Agreement, we withdrew our previously filed EU marketing approval application and our EU orphan drug designation for YUTIQ, and Alimera was responsible for filing a Type II variation for ILUVIEN for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye. In January 2018, Alimera received validation of a Type II variation submitted in December 2017 in all seventeen European countries in which it previously received regulatory approval for ILUVIEN for DME. According to Alimera’s public filings, in October 2018 Alimera submitted follow-up data in support of its Type II variation application and obtained approval for its application in March 2019. Alimera has reported that it plans to commercialize the three-year uveitis indication under its ILUVIEN trademark.

Information with respect to ILUVIEN, including regulatory and marketing information, and Alimera’s plans and intentions, reflects information publicly disclosed by Alimera.

Retisert for chronic non-infectious uveitis affecting the posterior segment of the eye

Retisert is a sustained-release implant based on our Durasert technology platform for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye. Surgically implanted, it delivers 0.59 mg of FA to the back of the eye for approximately 30 months. Retisert is licensed to Bausch & Lomb, with which we co-developed the product. Retisert is approved in the U.S., Bausch & Lomb sells the product and paid sales-based royalties to us. The patent with which Retisert is marketed expired in March 2019. As such, pursuant to our agreement with Bausch & Lomb, payment of sales-based royalties concluded at the end of March 2019 following patent expiration.

Development Product Candidates

EYP-1901 6-Month bioerodible Durasert® Vorolanib - TKI for wAMD, DR and RVO

We are developing EYP-1901, a 6-Month bioerodible Durasert® Vorolanib TKI, as an injectable, bioerodible, sustained-release Durasert insert delivering vorolanib, for the treatment of wAMD, DR and RVO.

wAMD, the leading cause of vision loss in people over 65, DR and RVO are most commonly treated with intravitreal injections of biologics that block vascular endothelial growth factor, (“VEGF”).

Vorolanib, the active drug candidate in EYP-1901, is a small molecule VEGF inhibitor that has been previously studied in phase 1 and 2 trials as an orally dosed therapy for the treatment of wAMD.  Data from these trials demonstrated a positive efficacy signal, however these trials were discontinued due to systemic toxicity due to the oral delivery.  By delivering vorolanib locally, as EYP-1901, in our non-erodible Durasert technology at a significantly lower total dose, we expect to avoid the toxicity seen in the prior clinical trials of vorolanib and other orally delivered TKIs.  This has been supported by initial pharmacokinetic and safety studies completed for EYP-1901 and will be further evaluated in GLP toxicology studies planned in 2020.

EYP-1901 is being designed to provide sustained release of vorolanib at a controlled rate directly to the back of the eye for six-months from a single administration.

YUTIQ50

YUTIQ50 is a potential six-month duration treatment for chronic non-infectious uveitis affecting the posterior segment of the eye, using the same bioerodible Durasert technology and steroid (FA) as in YUTIQ. This program is designed to offer an intravitreal micro insert with a shorter delivery period, thus providing physicians with flexibility for multiple dosing intervals. Our market research has indicated a strong preference amongst those physicians surveyed for a six to nine-month drug delivery product in addition to the three-year drug delivery option provided by YUTIQ. Although we believe many patients would likely opt for a longer-acting treatment option, some doctors may prefer to initially treat their uveitis patients over shorter time periods. We have consulted with the FDA and identified a potential clinical pathway for an sNDA filing that involves a clinical trial of approximately 60 patients, randomized 2:1.  We are currently evaluating the timeline and investment requirements for the initiation of this trial.

Research Agreements

From time to time we have entered into research (feasibility study) agreements funded by third parties to evaluate our Durasert technology platform for the treatment of ophthalmic and other diseases. We intend to continue this activity with partner compounds that could be successfully delivered with our Durasert and Verisome technology platforms on a  fee-for-service basis with the potential for future clinical and commercial milestones and royalties.

Strategic Collaborations

We have entered into a number of collaboration/license agreements to develop and commercialize our product candidates and technologies. In all of these agreements, we have retained the right to use and develop the underlying technologies outside of the scope of the exclusive licenses granted. The license and collaboration arrangements typically include, among other terms and conditions, non-refundable upfront license fees, milestone payments and royalty and/or profit sharing obligations. See Note 4, "License and Collaboration Agreements" to the Consolidated Financial Statements included under Item 15, "Exhibits and Financial Statement Schedules."

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

The U.S. patent with which Retisert is marketed expired in March 2019. The latest expiring patent covering ILUVIEN and YUTIQ expires in August 2027 in the U.S. and in October 2024 in the EU, although extensions have been obtained or applied for through May 2027 in various EU countries.

The last of the previously issued patents covering DEXYCU expire in July 2023, but additional patents have issued in the U.S. that will cover DEXYCU until at least 2034.

The last expiring patent covering the vorolanib compound licensed to us by Equinox Science and used in EYP-1901 expires in September 2027, but additional patents have been applied for which, if issued, will extend coverage of EYP-1901 until at least 2037.

The following table provides general details relating to our owned and licensed patents (including both patents that have been issued and applications that have been accepted for issuance) and patent applications as of February 29, 2020:

Technology	United States Patents	United States Applications	Foreign Patents	Foreign Applications	Patent Families
Durasert	14	3	141	20	8
Verisome (Ocular)	5	2	116	43	4
Other	22	7	101	51	14
Total	41	12	358	114	26

Employees

We had 84 employees on February 28, 2020. None of our employees is covered by a collective bargaining agreement.

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

Many companies have or are pursuing products to treat eye diseases that are or would be competitive with DEXYCU, ILUVIEN for DME, ILUVIEN for non-infectious uveitis affecting the posterior segment of the eye, YUTIQ, YUTIQ50 and EYP-1901. Some of these products and product candidates include the following:

Inflammation following cataract surgery.

There is a high unmet medical need among patients who undergo cataract surgery as the current standard of care to treat inflammation post-surgery includes a schedule of up to 70 steroid eye drops over a period of 3 - 4 weeks.

In August 2018, Kala Pharmaceuticals, Inc. (“Kala”) announced that the FDA approved INVELTYS™ (loteprednol etabonate ophthalmic suspension) 1% for the topical treatment of post-operative inflammation and pain following ocular surgery. INVELTYS is the first twice-daily ocular corticosteroid approved for this indication while all other available ocular steroid eyedrops are only approved for four-times-a-day dosing. This product is expected to improve compliance and allow for less burdensome self-dosing with eyedrops for patients. On January 7, 2019, Kala announced the launch of INVELTYS in the U.S. In addition, there are various formulations of steroids that are produced by compounding pharmacies and that are in drop form or are injected into the eye following ocular surgery.

Ocular Therapeutix™ Inc. (“Ocular”) has developed DEXTENZA® (dexamethasone ophthalmic insert) 0.4 mg, which is a corticosteroid intracanalicular insert placed through the punctum, a natural opening in the eye lid, into the canaliculus, and is designed to deliver dexamethasone to the ocular surface for up to 30 days. Following treatment, DEXTENZA is intended to resorb and exit the nasolacrimal system without the need for removal. On December 3, 2018, Ocular announced FDA approval of DEXTENZA for the treatment of ocular pain following ophthalmic surgery. On June 21, 2019, Ocular announced FDA approval of its supplemental New Drug Application (“sNDA”) for DEXTENZA to include the treatment of ocular inflammation following ophthalmic surgery. On July 1, 2019, Ocular announced the launch of DEXTENZA for both approved indications in the U.S.

Both INVELTYS and DEXTENZA deliver a steroid on the surface of the eye and therefore are dependent on penetration through the cornea to reach the intended target of the anti-inflammatory effect. Comparatively, as DEXYCU is delivered directly into the posterior chamber of the anterior segment and bypasses that anatomical barrier, we believe that it can exert its anti-inflammatory effect upon dosing.

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

OZURDEX®, marketed by Allergan, is approved in the U.S. and EU for posterior segment uveitis through an intravitreal bioerodible implant that provides treatment which lasts for several months. This limited duration effectiveness of OZURDEX can result in frequent intravitreal injections of the implant.

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

Other companies have ongoing trials of posterior segment uveitis treatments, including Santen Pharmaceutical Co. Ltd., which received a Complete Response Letter, or CRL, in December 2017 from the FDA for its filed NDA for sirolimus, which is administered through intravitreal injection every two months. Sirolimus is a mammalian target of rapamycin inhibitor and modulator of the immune system and is being developed for chronic non-infectious uveitis affecting the posterior segment of the eye. Santen has since initiated a Phase 3 clinical trial of sirolimus in December 2018 in the U.S.  Clearside Biomedical Inc.’s (“Clearside”) CLS-TA (triamcinolone acetonide, a steroid) for macular edema associated with non-infectious uveitis has been accepted by the FDA for review and it is administered through a suprachoroidal injection administered every 12 weeks. Preliminary clinical data indicated that the suprachoroidal route may reduce the risk of increased IOP that is typically associated with intraocular injection of steroids. The results of the Phase 3 trial, presented in September 2018, indicated that while about 50% of patients experienced significant improvements in visual acuity through 24 weeks, adverse events of IOP increase were reported in about 12% of patients. On December 19, 2018, Clearside submitted an NDA for XIPERE™ (CLS-TA) to the U.S. FDA for the treatment of macular edema associated with uveitis. On October 18, 2019, Clearside received a CRL from the FDA regarding its NDA for XIPERE. The CRL included the FDA’s request for additional stability data, reinspection of the drug product manufacturer and additional data on clinical use of the final to-be-marketed SCS Microinjector™ delivery system. Clearside indicated that it expects to resubmit its New Drug Application for XIPERE to FDA for review in the first quarter of 2020. On October 23, 2019, Bausch Health Companies Inc. acquired an exclusive license for the commercialization and development of XIPERE in the United States and Canada.

Diabetic Macula Edema (DME)

Genentech USA Inc.’s LUCENTIS (ranibizumab) and Regeneron Pharmaceutical Inc.’s EYLEA (aflibercept) are approved in the U.S. and the EU for the treatment of DME. Roche’s lower-cost AVASTIN is approved to treat various cancers, but is used off-label for the treatment of DR. These products are VEGF inhibitors, which are considered first line therapy for DME due to their ability to block the VEGF protein, which at high levels can cause abnormal blood vessels to grow in the eye and leak fluid. Genentech is a wholly-owned member of the Roche Group. Novartis AG, or Novartis, has the right to market and sell LUCENTIS outside of the U.S. Regeneron maintains exclusive rights to EYLEA in the U.S., and Bayer HealthCare Pharmaceuticals LLC owns the exclusive marketing rights outside the U.S. LUCENTIS, EYLEA and AVASTIN are all injected into the back of the eye on a monthly or bi-monthly basis.

Allergan, Inc.’s, or Allergan’s, OZURDEX (dexamethasone intravitreal implant), a bioerodible intravitreal implant, has been approved for the treatment of DME, RVO and NIPU, and has a therapeutic duration of several months. As with ILUVIEN, OZURDEX delivers a corticosteroid (dexamethasone) to the back of the eye through an intravitreal injection. However, it only lasts for up to several months, resulting in frequent injections compared to ILUVIEN (or YUTIQ) which can last for up to three years. Other companies, including Roche, are working on the development of product candidates and extended delivery systems for the potential treatment of DME. RG7716, being developed by Roche, is a bispecific antibody that simultaneously binds to and inactivates vascular endothelial growth factor A, or VEGF-A, and angiopoietin-2. In a Phase 2 clinical trial, RG7716 demonstrated clinically meaningful visual acuity gains from baseline, and statistically significant improvements in visual acuity compared with ranibizumab. Roche’s two Phase 3 clinical trials of RG7716 in DME started in September and October 2018, respectively.

Wet Age-Related Macular Degeneration

wAMD, the leading cause of vision loss in people over 65, is most commonly treated with intravitreal injections of biologics that block VEGF.

FDA-approved LUCENTIS and EYLEA and off-label use of the anti-cancer AVASTIN® are the leading treatments for wAMD. These biologics must be injected into the eye frequently and typically can lose efficacy over time, resulting in vision loss and return of the disease. However, EYLEA was approved in August 2018 by the FDA for dosing every 12 weeks after one year of effective therapy. As a result, the label now indicates that, although not as effective as the recommended every 8 week dosing regimen, patients may also be treated with one dose every 12 weeks after one year of effective therapy.

Novartis announced FDA approval and launch of Beovu® brolucizumab injection on October 8, 2019 for a three-month dosing interval immediately after a three-month loading phase .BEOVU is an antibody fragment with high affinity to all VEGF-A isoforms. In May 2018, Novartis announced that treatment with brolucizumab, which could be given every 12 weeks, showed non-inferiority compared with EYLEA given every 8 weeks when assessed for improvements over baseline in best corrected visual acuity (BCVA) in two Phase 3 trials.

Abicipar pegol is a monoDARPin (Designed Ankyrin Repeat Protein) that blocks all isoforms of VEGF-A and is currently being developed by Allergan. Smaller molecular size (34 kDa) may lead to longer duration (12 weeks) than the currently available anti-VEGF-A agents. Allergan is conducting Phase 3 trials to compare treatment arms of abicipar every 8 weeks, abicipar every 12 weeks and ranibizumab every four weeks. In July 2018, Allergan announced positive results from two clinical trials, SEQUOIA and CEDAR for abicipar, demonstrating that both the 8-week and 12-week treatment regimens met the pre-specified primary endpoint of non-inferiority to ranibizumab. On September 9, 2019, Allergan announced acceptance of its Biologics License Application by the FDA and validation of its Marketing Authorization Application (MAA) by the European Medicines Agency (EMA) for abicipar pegol. Regulatory decisions on both applications are expected in 2020.

Genentech is developing a refillable reservoir port delivery system (PDS) designed to gradually release LUCENTIS (ranibizumab) using a diffusion-control mechanism. The port is placed under the conjunctiva, fixed to the pars plana, and no sutures are needed. The port is then refilled as an in-office procedure with the help of a refill needle system that simultaneously introduces the drug into the reservoir and removes any remaining contents. In July 2018, Roche announced positive Phase 2 results: the majority of PDS patients went 6 months or longer between the implant of the device and first required refill, and patients in the high dose PDS group achieved similar vision outcomes as monthly ranibizumab eye injections. Two Phase 3 clinical trials to evaluate PDS in wet AMD were initiated in September 2018.

Kodiak Sciences is developing KSI-301, an anti-VEGF antibody biopolymer conjugate being developed for  treatment-naïve wet age-related macular degeneration, diabetic macular edema and retinal vein occlusion. In October 2019, Kodiak Sciences presented data demonstrating 87% of wAMD patients extending beyond three months after the last loading dose without receiving retreatment and 82% of DME patients were extended beyond three months without receiving retreatment following only three initial loading doses. Kodiak initiated a pivotal study of KSI-301 in wAMD in October 2019.

Graybug Vision, Inc.’s, or Graybug lead product, GB-102, is an intravitreal injectable depot formulation of sunitinib malate, an anti-VEGF TKI, that blocks multiple angiogenesis pathways. In 2017, Graybug launched the first clinical trial of GB-102 given every 6 months in patients with wAMD. This Phase 1/2 clinical trial is designed to evaluate patients being treated with available intravitreal anti-VEGF agents who are later switched over to just GB-102. Preliminary data from this study were presented in January 2019: GB-102 was well-tolerated with no dose limiting toxicities, drug-related serious adverse events or inflammation. In addition, 88% and 68% percent of evaluable patients were maintained only on a single dose of GB-102 at 3- and 6-months, respectively. Graybug Vision’s Phase 2b trial of GB-102, initiated in October 2019.

Ocular Therapeutix, Inc. is developing OTX-TKI, a bioresorbable hydrogel formulated with TKI particles in an injectable fiber that can be delivered through a small-gauge, sterile injection needle to the back of the eye. OTX-TKI is designed to deliver drug to the target tissues for a period of up to nine months, thereby potentially extending the dosing interval from the one-to-two month frequency needed with the current standard of care. On February 20, 2019, Ocular Therapeutix announced the dosing of the first patient in a Phase 1 trial of OTX-TKI in patients with wAMD. The trial is a multi-center, open-label study testing the safety, durability, and tolerability of OTX-TKI delivered by intravitreal injection.

REGENXBIO Inc. and Adverum Biotechnologies, Inc. are developing gene therapy treatments for wAMD. REGENXBIO is developing RGX-314, a gene therapy utilizing its NAV AAV8 vector containing a gene encoding for a monoclonal antibody fragment which inhibits VEGF. Adverum is developing ADVM-022, a gene therapy utilizing an AAV.7m8 vector containing a gene encoding for a protein that expresses aflibercept.

Diabetic Retinopathy

The central retina area that is located between the main branches (superior and inferior arcades) of the central retinal vessels in the eye is known as the “macular area”. The retina beyond this is considered “peripheral retina”. The central retinal area can develop abnormal findings in DR. These findings can be present in the non-proliferative or the proliferative forms of the disease. These changes in the macula include the presence of abnormally dilated small vessel outpouchings (called microaneurysms), retinal bleeding (retinal hemorrhages) and yellow lipid and protein deposits (hard exudates). The macula can get thicker than normal- referred to as macular edema (DME).

Non-proliferative retinopathy (NPDR) can be classified into mild, moderate or severe stages based upon the presence or absence of retinal bleeding, abnormal venous beading of the vessel wall (venous beading) or abnormal vascular findings (intraretinal microvascular anomalies or IRMA). No treatment is usually done at this stage.   Proliferative retinopathy (PDR) is progressive and requires treatment to prevent bleeding and scar tissue formation.  Macular edema is a complication of DR and is a major cause of vision loss in a diabetic eye.

Treatment of macular edema is usually needed in order to prevent loss of vision or to try to improve vision. Treatment includes the use of lasers or injection of anti-VEGF drugs that cause the retinal swelling/macular edema (from leaking blood vessels) to resolve. Patients are seen monthly if being injected or every 3 months post-laser for macular edema.   Several studies indicate that anti-VEGF drugs are more effective than focal laser (DRCR, READ2, RIDE, RISE, DAVINCI). A recent study by the DRCR network has shown all three drugs – Avastin (bevacizumab), Lucentis (ranibizumab) and Eylea (aflibercept) are effective for macular edema therapy.

Treatment of PDR is laser photocoagulation of the peripheral retina/panretinal photocoagulation (PRP). The laser is used to create scars on the peripheral retina. If successful, vitreous bleeding may be averted. Sometimes the proliferative disease is advanced and there is bleeding filling the eye (and preventing laser to be done) or scar tissue that wrinkles the retina or pulls it off the eyewall surface. In these situations, surgery is necessary (see vitrectomy for more information).

In cases of abnormal blood vessel growth anti-VEGF injections into the eye can also be used. DRCR protocol S showed that anti-VEGF drug ranibizumab was noninferior to PRP in PDR. Anti-VEGF injections are sometimes used in concert with laser when blood vessels grow in the iris and neovascular glaucoma is present. Anti-VEGF are also given prior to vitrectomy surgery in selected cases. Follow-up is crucial for these patients. Thus, in a patient who is for any reason unlikely to return for follow-up, anti-VEGF is not the treatment of choice and PRP should be done.

In addition to their efficacy at treating DME, anti-VEGF drugs such as Avastin, Lucentis and Eylea, have all been shown in a number of studies to have promise for halting and reversing DR.  Looking towards the future, the treatment intervals and follow-up required to maintain improvements in DR and PDR will need to be determined, but long-acting anti-VEGF agents and small molecules, such as TKIs, formulated in novel sustained delivery methods have the potential to transform the diabetic retinopathy treatment landscape.

Retinal Vein Occlusion

RVO can cause retinal ischemia, neovascular complications such as glaucoma, vitreous hemorrhage and retinal traction, and macular edema.  Patients often present with acute visual acuity loss. They may report a history of cardiovascular risk factors including a history of diabetes mellitus and hypertension.  No treatment is available to reverse the retinal vein occlusions. However, the iris or retinal neovascularization or macular edema may be managed with anti-VEGF or steroid injections.  Vein occlusion can affect the central retinal vein (CRVO) or a smaller branch (BRVO).

Medical therapy can limit complications from retinal vein occlusions. Anti-VEGF intraocular injections can cause regression of iris neovascularization and macular edema. In addition, the SCORE study demonstrated the benefit of triamcinolone acetonide for macular edema secondary to central retinal vein occlusions but did not demonstrate benefit for branch retinal vein occlusions (vs. focal laser).

The mainstay of therapy is now anti-VEGF therapy for macular edema with either CRVO or BRVO. Both Lucentis (ranibizumab, BRAVO and CRUISE studies) and Eylea (aflibercept, GALILEO/COPERNICUS and VIBRANT studies) have been shown to be efficacious in the treatment of macular edema. Significant gains in visual acuity results and the retinal edema subsides with therapy. Both drugs are recommended to be used monthly for the 6 treatments and then as needed. Avastin (bevacizumab) is also used off-label to treat macular edema.  RVO physiopathology is highly dependent on VEGF levels resulting from retina ischemia and requires frequent intravitreal injections of current therapies.  Therefore, long-acting anti-VEGF agents and small molecules, such as TKIs, formulated in novel sustained delivery methods and being developed for wAMD and DR have the potential to transform the treatment landscape in this condition as well.

Material Customers

Customers that accounted for greater than 10% of total revenues for the year ended December 31, 2019, for the six months ended December 31, 2018 and for the years ended June 30, 2018 and 2017 are summarized in the following table:

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
Customer / Category	2019	2018	2018	2017
Third-party Logistics Provider	56%	*	*	*
ASD Specialty Healthcare LLC	15%	*	*	*
Ocumension Therapeutics	*	59%	*	*
Alimera Sciences	10%	21%	24%	*
Bausch & Lomb	*	16%	35%	13%
Feasibility studies	*	*	36%	*
Pfizer	*	*	*	74%

*	Less than 10%

Government Regulation

We are subject to extensive regulation by the FDA and other federal, state, and local regulatory agencies. The Federal Food, Drug and Cosmetic Act, or the FD&C Act, and FDA’s implementing regulations set forth, among other things, requirements for the testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record-keeping, reporting, distribution, import, export, advertising and promotion of our products and product candidates. Although the discussion below focuses on regulation in the U.S., we currently out-license certain of our products and may seek approval for, and market, other products in other countries in the future. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope to that imposed in the U.S., although there can be important differences. Additionally, some significant aspects of regulation in the EU are addressed in a centralized way through the EMA, and the European Commission, but country-specific regulation remains essential in many respects. The process of obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and may not be successful.

Development and Approval

Under the FD&C Act, FDA approval of an NDA is required before any new drug can be marketed in the U.S. NDAs require extensive studies and submission of a large amount of data by the applicant.

Pre-clinical Testing. Before testing any compound in human patients in the U.S., a company must generate extensive pre-clinical data. Pre-clinical testing generally includes laboratory evaluation of product chemistry and formulation, as well as toxicological and pharmacological studies in several animal species to assess the toxicity and dosing of the product. Certain animal studies must be performed in compliance with the FDA’s GLP, regulations and the U.S. Department of Agriculture’s Animal Welfare Act.

IND Application. Human clinical trials in the U.S. cannot commence until an IND, application is submitted and becomes effective. A company must submit pre-clinical testing results to the FDA as part of the IND, and the FDA must evaluate whether there is an adequate basis for testing the drug in initial clinical studies in human volunteers. Unless the FDA raises concerns, the IND becomes effective 30 days following its receipt by the FDA, and the clinical trial proposed in the IND may begin. Once human clinical trials have commenced, the FDA may stop a clinical trial by placing it on “clinical hold” because of concerns about the safety of the product being tested, or for other reasons.

Clinical Trials. Clinical trials involve the administration of a drug to healthy human volunteers or to patients under the supervision of a qualified investigator. The conduct of clinical trials is subject to extensive regulation, including compliance with the FDA’s bioresearch monitoring regulations and Good Clinical Practice, or GCP, requirements, which establish standards for conducting, recording data from, and reporting the results of, clinical trials, and are intended to assure that the data and reported results are credible and accurate, and that the rights, safety, and well-being of study participants are protected. Clinical trials must be conducted under protocols that detail the study objectives, parameters for monitoring safety, and the efficacy criteria, if any, to be evaluated. Each protocol is reviewed by the FDA as part of the IND. In addition, each clinical trial must be reviewed and approved by, and conducted under the auspices of, an Institutional Review Board, or IRB, for each clinical site. Companies sponsoring the clinical trials, investigators, and IRBs also must comply with, as applicable, regulations and guidelines for obtaining informed consent from the study patients, following the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting of adverse events, or AEs. Foreign studies conducted under an IND must meet the same requirements that apply to studies being conducted in the U.S. Data from a foreign study not conducted under an IND may be submitted in support of an NDA if the study was conducted in accordance with GCP and the FDA is able to validate the data.

A study sponsor is required to publicly post specified details about certain clinical trials and clinical trial results on government or independent websites (e.g., http://clinicaltrials.gov). Human clinical trials typically are conducted in three sequential phases, although the phases may overlap or be combined:

•

Phase 1 clinical trials involve the initial administration of the investigational drug to humans, typically to a small group of healthy human subjects, but occasionally to a group of patients with the targeted disease or disorder. Phase 1 clinical trials generally are intended to evaluate the safety, metabolism and pharmacologic actions of the drug, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.

•

Phase 2 clinical trials generally are controlled studies that involve a relatively small sample of the intended patient population and are designed to develop initial data regarding the product’s effectiveness, to determine dose response and the optimal dose range, and to gather additional information relating to safety and potential AEs.

•

Phase 3 clinical trials are conducted after preliminary evidence of effectiveness has been obtained and are intended to gather the additional information about dosage, safety and effectiveness necessary to evaluate the drug’s overall risk-benefit profile, and to provide a basis for regulatory approval. Generally, Phase 3 clinical development programs consist of expanded, large-scale studies of patients with the target disease or disorder to obtain statistical evidence of the efficacy and safety of the drug at the proposed dosing regimen.

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

Section 505(b)(2) of the FD&C Act provides an alternate regulatory pathway to obtain FDA approval that permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely to some extent upon the FDA’s findings of safety and effectiveness for an approved product that acts as the reference drug, and submit its own product-specific data — which may include data from pre-clinical studies or clinical trials conducted by or on behalf of the applicant — to address differences between the product candidate and the reference drug.

The submission of an NDA under either Section 505(b)(1) or Section 505(b)(2) generally requires payment of a substantial user fee to the FDA, subject to certain limited deferrals, waivers and reductions. The FDA reviews applications to determine, among other things, whether a product is safe and effective for its intended use and whether the manufacturing controls are adequate to assure and preserve the product’s identity, strength, quality, and purity. For some NDAs, the FDA may convene an advisory committee to seek insights and recommendations on issues relevant to approval of the application. Although the FDA is not bound by the recommendation of an advisory committee, the agency usually considers such recommendations carefully when making decisions.

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

Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP, requirements and adequate to assure consistent production of the product within required specifications.

Once the FDA accepts an NDA submission for filing — which occurs, if at all, within 60 days after submission of the NDA — the FDA’s goal for a non-priority review of an NDA is ten months. The review process can be and often is significantly extended, however, by FDA requests for additional information, studies, or clarification.

After review of an NDA and the facilities where the product candidate is manufactured, the FDA either issues an approval letter or a CRL, outlining the deficiencies in the submission. The CRL may require additional testing or information, including additional pre-clinical or clinical data, for the FDA to reconsider the application. Even if such additional information and data are submitted, the FDA may decide that the NDA still does not meet the standards for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than the sponsor. FDA approval of any application may include many delays or never be granted. If FDA grants approval, an approval letter authorizes commercial marketing of the product candidate with specific prescribing information for specific indications.

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

Post-Approval Regulation

Once approved, drug products are subject to continuing regulation by the FDA. If ongoing regulatory requirements are not met, or if safety or manufacturing problems occur after the product reaches the market, the FDA may at any time withdraw product approval or take actions that would limit or suspend marketing. Additionally, the FDA may require post-marketing studies or clinical trials, changes to a product’s approved labeling, including the addition of new warnings and contraindications, or the implementation of other risk management measures, including distribution-related restrictions, if there are new safety information developments.

Good Manufacturing Practices. Companies engaged in manufacturing drug products or their components must comply with applicable cGMP requirements and product-specific regulations enforced by the FDA and other regulatory agencies. Compliance with cGMP includes adhering to requirements relating to organization and training of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, quality control and quality assurance, packaging and labeling controls, holding and distribution, laboratory controls, and records and reports. The FDA regulates and inspects equipment, facilities, and processes used in manufacturing pharmaceutical products prior to approval. If, after receiving approval, a company makes a material change in manufacturing equipment, location, or process (all of which are, to some degree, incorporated in the NDA), additional regulatory review and approval may be required. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval of a product. Failure to comply with applicable cGMP requirements and conditions of product approval may lead the FDA to take enforcement actions or seek sanctions, including fines, issuance of warning letters, civil penalties, injunctions, suspension of manufacturing operations, operating restrictions, withdrawal of FDA approval, seizure or recall of products, and criminal prosecution. Although we periodically monitor the FDA compliance of our third-party manufacturers, we cannot be certain that our present or future third-party manufacturers will consistently comply with cGMP and other applicable FDA regulatory requirements.

Advertising and Promotion. The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct-to-consumer advertising, advertising and promotion to healthcare professionals, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. A product cannot be promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for “off-label” uses — that is, uses not approved by the FDA and not described in the product’s labeling — because the FDA does not regulate the practice of medicine. However, FDA regulations impose restrictions on manufacturers’ communications regarding off-label uses. Broadly speaking, a manufacturer may not promote a drug for off-label use, but under certain conditions may engage in non-promotional, balanced, scientific communication regarding off-label use. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes a drug.

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

Generic Drugs. A generic version of an approved drug is approved by means of an abbreviated NDA, or ANDA, by which the sponsor demonstrates that the proposed product is the same as the approved, brand-name drug, which is referred to as the reference listed drug, or RLD. Generally, an ANDA must contain data and information showing that the proposed generic product and RLD (i) have the same active ingredient, in the same strength and dosage form, to be delivered via the same route of administration, (ii) are intended for the same uses, and (iii) are bioequivalent. This is instead of independently demonstrating the proposed product’s safety and effectiveness, which are inferred from the fact that the product is the same as the RLD, which the FDA previously found to be safe and effective.

505(b)(2) NDAs. As discussed previously, products may also be submitted for approval via an NDA under section 505(b)(2) of the FD&C Act. Unlike an ANDA, this does not excuse the sponsor from demonstrating the proposed product’s safety and effectiveness. Rather, the sponsor is permitted to rely to some degree on information from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference, and must submit its own product-specific data of safety and effectiveness to an extent necessary because of the differences between the products. An NDA approved under 505(b)(2) may in turn serve as an RLD for subsequent applications from other sponsors.

RLD Patents. In an NDA, a sponsor must identify patents that claim the drug substance or drug product or a method of using the drug. When the drug is approved, those patents are among the information about the product that is listed in the FDA publication, Approved Drug Products with Therapeutic Equivalence Evaluations, which is referred to as the Orange Book. The sponsor of an ANDA or 505(b)(2) application seeking to rely on an approved product as the RLD must make one of several certifications regarding each listed patent. A “Paragraph I” certification is the sponsor’s statement that patent information has not been filed for the RLD. A “Paragraph II” certification is the sponsor’s statement that the RLD’s patents have expired. A “Paragraph III” certification is the sponsor’s statement that it will wait for the patent to expire before obtaining approval for its product. A “Paragraph IV” certification is an assertion that the patent does not block approval of the later product, either because the patent is invalid or unenforceable or because the patent, even if valid, is not infringed by the new product.

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

A product that is not an NCE may qualify for a three-year period of exclusivity if the NDA contains new clinical data (other than bioavailability studies), derived from studies conducted by or for the sponsor, that were necessary for approval. In that instance, the exclusivity period does not preclude filing or review of an ANDA or 505(b)(2) application; rather, the FDA is precluded from granting final approval to the ANDA or 505(b)(2) application until three years after approval of the RLD. Additionally, the exclusivity applies only to the conditions of approval that required submission of the clinical data.

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

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014, or Clinical Trials Regulation, was adopted. The Regulation is anticipated to enter into force in 2021 or 2022. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which on-going clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

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

To obtain regulatory approval to commercialize a new drug under EU regulatory systems, we must submit a MAA, to the competent regulatory authority. In the EU, marketing authorization for a medicinal product can be obtained through a centralized, mutual recognition, decentralized procedure, or the national procedure of an individual EU Member State. A marketing authorization, irrespective of its route to authorization, may be granted only to an applicant established in the EU.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all 27 EU Member States and three of the four European Free Trade Association States, Iceland, Liechtenstein and Norway. Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the EMA is responsible for conducting the initial assessment of a product. The maximum timeframe for the evaluation of an MAA is 210 days. This period excludes clock stops during which additional information or written or oral explanation is to be provided by the applicant in response to questions posed by the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest. A major public health interest defined by three cumulative criteria: (i) the seriousness of the disease (for example, heavy disabling or life-threatening diseases) to be treated, (ii) the absence or insufficiency of an appropriate alternative therapeutic approach, and (iii) anticipation of high therapeutic benefit. If the CHMP accepts to review a medicinal product as a major public health interest, the time limit of 210 days will be reduced to 150 days. It is, however, possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

Irrespective of the related procedure, at the completion of the review period the CHMP will provide a scientific opinion concerning whether or not a marketing authorization should be granted in relation to a medicinal product. This opinion is based on a review of the quality, safety, and efficacy of the product. Within 15 days of the adoption, the EMA will forward its opinion to the European Commission for its decision. Following the opinion of the EMA, the European Commission makes a final decision to grant a centralized marketing authorization. The centralized procedure is mandatory for certain types of medicinal products, including orphan medicinal products, medicinal products derived from certain biotechnological processes, advanced therapy medicinal products and medicinal products containing a new active substance for the treatment of certain diseases. This route is optional for certain other products, including medicinal products that are of significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public or animal health at EU level.

Unlike the centralized authorization procedure, the decentralized marketing authorization procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application process is identical to the application that would be submitted to the EMA for authorization through the centralized procedure and must be completed within 210 days, excluding potential clock-stops, during which the applicant can respond to questions. The reference EU Member State prepares a draft assessment and drafts of the related materials. The concerned EU Member States must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the European Commission, whose decision is binding on all EU Member States.

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

Compliance

During all phases of development and in the post-market setting, failure to comply with applicable regulatory requirements may result in administrative or judicial sanctions. These sanctions could include the FDA’s imposition of a clinical hold on trials, refusal to approve pending applications, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, product detention or refusal to permit the import or export of products, injunctions, fines, civil penalties or criminal prosecution. Third country authorities can impose equivalent penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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

In the EU, Regulation No 1901/2006, or the Pediatric Regulation, requires that prior to obtaining a marketing authorization in the EU, applicants demonstrate compliance with all measures included in an EMA, approved Pediatric Investigation Plan, or PIP. This PIP covers all subsets in a pediatric population, unless the EMA has granted either, a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. Where all measures provided in the agreed PIP are completed, a six-month extension period of qualifying Supplementary Protection Certificates is granted.

Orphan Drug Exclusivity. The Orphan Drug Act provides incentives for the development of drugs intended to treat rare diseases or conditions, which are diseases or conditions affecting less than 200,000 individuals in the U.S., or a disease or condition affecting more than 200,000 individuals in the U.S. but there is no reasonable expectation that the cost of developing and making the drug product would be recovered from sales in the U.S. If a sponsor demonstrates that a drug product qualifies for orphan drug designation, the FDA may grant orphan drug designation to the product for that use. The benefits of orphan drug designation include research and development tax credits and exemption from user fees. A drug that is approved for the orphan drug designated indication generally is granted seven years of orphan drug exclusivity. During that period, the FDA generally may not approve any other application for the same product for the same indication, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with exclusivity. The FDA can revoke a product’s orphan drug exclusivity under certain circumstances, including when the product sponsor is unable to assure the availability of sufficient quantities of the product to meet patient needs. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same biologic for a different disease or condition.

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

U.S. Healthcare Reform

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, which we refer to together as the Affordable Care Act, or ACA, is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals, the provision of subsidies to eligible individuals enrolled in plans offered on the health insurance exchanges, and expansion of the Medicaid program. This law substantially changed the way healthcare is financed by both governmental and private insurers and has significantly impacted the pharmaceutical industry. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicaid Drug Rebate program, expansion of the Public Health Service Act’s 340B drug pricing discount program, or 340B program, fraud and abuse, and enforcement. These changes have impacted and will continue to impact existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

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

Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation and implementation. For example, on December 22, 2017, the U.S. government signed into law comprehensive tax legislation, referred to as the Tax Cuts and Jobs Act, or the Tax Act, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the Bipartisan Budget Act of 2018, among other things, amended the Medicare statute to reduce the coverage gap in most Medicare drugs plans, commonly known as the “donut hole,” by raising the required manufacturer point-of-sale discount from 50% to 70% off the negotiated price effective as of January 1, 2019. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible, but the nature and extent of such potential changes or challenges are uncertain at this time. It is unclear how the Affordable Care Act and its implementation, as well as efforts to repeal or replace, or invalidate, the Affordable Care Act, or portions thereof, will affect our business, financial condition and results of operations. It is possible that the Affordable Care Act, as currently enacted or as it may be amended or replaced in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our products or product candidates for which we receive regulatory approval or to successfully commercialize our products and product candidates.

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

In order to secure coverage and reimbursement for our products, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costly studies required to obtain FDA or other comparable regulatory approvals. Even if we conduct pharmacoeconomic studies, our product candidates may not be considered medically necessary or cost-effective by payors. Further, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved because HCPs negotiate their own reimbursement directly with commercial payors.

In the past, payors have implemented reimbursement metrics and periodically revised those metrics as well as the methodologies used as the basis for reimbursement rates, such as ASP, average manufacturer price, or AMP, and actual acquisition cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. The CMS surveys and publishes retail pharmacy acquisition cost information in the form of National Average Drug Acquisition Cost files to provide state Medicaid agencies with a basis of comparison for their own reimbursement and pricing methodologies and rates.

We participate in the Medicaid Drug Rebate Program. This program requires us to pay a rebate for each unit of drug reimbursed by Medicaid. The amount of the “basic” portion of the rebate for each product is set by law as the larger of: (i) 23.1% of quarterly AMP, or (ii) the difference between quarterly AMP and the quarterly best price available from us to any commercial or non-governmental customer, or Best Price. AMP must be reported on a monthly and quarterly basis and Best Price is reported on a quarterly basis only. In addition, the rebate also includes the “additional” portion, which adjusts the overall rebate amount upward as an “inflation penalty” when the drug’s latest quarter’s AMP exceeds the drug’s AMP from the first full quarter of sales after launch, adjusted for increases in the Consumer Price Index-Urban. The upward adjustment in the rebate amount per unit is equal to the excess amount of the current AMP over the inflation-adjusted AMP from the first full quarter of sales. The rebate amount is computed each quarter based on our report to CMS of current quarterly AMP and Best Price for our drug. We are required to report revisions to AMP or Best Price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision.

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

Federal law also requires that a company that participates in the Medicaid Drug Rebate program report ASP information each quarter to CMS for certain categories of drugs that are paid under the Medicare Part B program. Manufacturers calculate the ASP based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. For more information about Medicare Part B, refer to the risk factor entitled “Our products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could harm our business” set forth under the section titled “Risk Factors” in this Annual Report on Form 10-K.

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

Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. We could be held liable for errors associated with our submission of pricing data. In addition to retroactive Medicaid rebates and the potential for issuing 340B program refunds, if we are found to have knowingly submitted false AMP, best price, or Non-FAMP information to the government, we may be liable for significant civil monetary penalties per item of false information. If we are found to have made a misrepresentation in the reporting of our ASP, the Medicare statute provides for significant civil monetary penalties for each misrepresentation for each day in which the misrepresentation was applied. Our failure to submit monthly/quarterly AMP and best price data on a timely basis could result in a significant civil monetary penalty per day for each day the information is late beyond the due date . Such conduct also could be grounds for CMS to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. Significant civil monetary penalties also could apply to late submissions of Non-FAMP information. Civil monetary penalties could also be applied if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. In addition, claims submitted to federally-funded healthcare programs, such as Medicare and Medicaid, for drugs priced based on incorrect pricing data provided by a manufacturer can implicate the federal civil False Claims Act.

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

The Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each such manufacturer pays a prorated share of the branded prescription drug fee of $2.8 billion in 2019, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. The Affordable Care Act also expanded the Public Health Service Act’s 340B program to include additional types of covered entities. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners. It appears likely that the Affordable Care Act will continue the pressure on pharmaceutical pricing, especially under the Medicare and Medicaid programs, and may also increase our regulatory burdens and operating costs.

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

Healthcare Privacy Laws

We may be subject to federal, state and foreign laws and regulations governing data privacy and security of health information, and the collection, use, disclosure, and protection of health-related and other personal information, including state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws, such as Section 5 of the FTC Act, many of which differ from each other in significant ways, thus complicating compliance efforts. Compliance with these laws is difficult, constantly evolving, and time consuming, and companies that do not comply with these laws may face civil penalties. Many of these state laws enable a state attorney general to bring actions and provide private rights of action to consumers as enforcement mechanisms. There is also heightened sensitivity around certain types of health information, such as sensitive condition information or the health information of minors, which may be subject to additional protections. Federal regulators, state attorneys general, and plaintiffs’ attorneys have been and will likely continue to be active in this space.

The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. Failure to comply with these laws and regulations could result in government enforcement actions and create liability for us (including the imposition of significant civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our business. Healthcare providers who prescribe our products and research institutions we collaborate with are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we or our affiliates or agents knowingly obtain or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA.

In California, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020. The CCPA establishes certain requirements for data use and sharing transparency and creates new data privacy rights for consumers. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. Similarly, there are a number of legislative proposals in the EU, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and research activities. These laws and regulations, as well as any associated claims, inquiries, or investigations or any other government actions may lead to unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices.

In the EU, the General Data Protection Regulation ("GDPR") regulates the processing of personal data. The GDPR imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data from the EU to the US, including health data from clinical trials.

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

Additional Information

Our website address is http://www.eyepointpharma.com. Information contained on, or connected to, our website is not incorporated by reference into this Annual Report on Form 10-K. Copies of this Annual Report on Form 10-K, and our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website under “Investors – Financial Information – SEC Filings” as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR FINANCIAL POSITION AND OUR CAPITAL RESOURCES

We will likely need additional capital to fund our operations and continue as a going concern. If we are unable to obtain sufficient capital, we will need to curtail and reduce our operations and costs and modify our business strategy.

Our operations have consumed substantial amounts of cash. To date, we have financed our operations primarily through the sale of capital stock, proceeds from term loan agreements and the receipt of license fees, milestone payments, research and development funding and royalty payments from our collaboration partners. In the first quarter of 2019, we commenced the U.S. launch of our first two commercial products, YUTIQ and DEXYCU. However, we have no history of direct commercialization of our products and therefore no sufficient historical evidence to assert that it is probable that we will receive sufficient revenues from our product sales to fund operations. As of December 31, 2019, our cash and cash equivalents totaled $22.2 million. We believe that our existing capital resources, together with the net proceeds of $20.3 million received on February 25, 2020 from the issuance of shares of our common stock, excluding approximately $300,000 of additional unpaid share issue costs (see Note 18), expected amounts to be received from revenue of YUTIQ and DEXYCU product sales, licensing arrangements, additional capital raise or other arrangement should enable us to fund our operations as currently planned for the next 12 months from the issuance of these financial statements. Although we believe such plans, if executed, should provide us sufficient financing to meet our needs, there is no assurance that additional funding will be achieved and that we will succeed in our future operations. Actual cash requirements could differ from our projections due to many factors, including the success of commercialization for YUTIQ and DEXYCU, the actual costs of these commercialization efforts, additional investments in research and development programs, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities. These factors raise substantial doubt about our ability to continue as a going concern for at least one year following the issuance of these financial statements. As a result, our independent registered public accounting firm has included an explanatory paragraph in its report on our audited consolidated financial statements for the year ended December 31, 2019 related to our ability to continue as a going concern.

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

•	sell or license on unfavorable terms our rights to one or more of our technologies, products or product candidates that we otherwise would seek to develop or commercialize ourselves; and/or
•	seek to sell our company at an earlier stage than would otherwise be desirable or on terms that are less favorable than might otherwise be available.

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.

We have incurred significant losses since our inception, have not generated significant revenue from commercial sales of our products and, with the exception of fiscal year 2010 and fiscal year 2015, we have never been profitable. Investment in drug development is highly speculative because it entails substantial upfront operating expenses and significant risk that a product candidate will fail to successfully complete clinical trials, gain regulatory approval or become commercially viable. We continue to incur significant operating expenses due primarily to investments in sales and marketing infrastructure, research and development, and other expenses related to our ongoing operations. For the year ended December 31, 2019 and the six months ended December 31, 2018, we had losses from operations of $47.9 million and $24.6 million, respectively, and net losses of $56.8 million and $44.7 million, respectively, and we had a total accumulated deficit of $465.3 million at December 31, 2019.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will continue to be significant if, and as, we:

•

continue to commercialize sales of DEXYCU and YUTIQ and further scale up our manufacturing and distribution capabilities to commercial sales of both DEXYCU and YUTIQ or any other product candidate for which we may obtain regulatory approval;

•	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed drugs;
•	add operational, financial and management information systems and personnel, including personnel to support our commercialization efforts;
•	hire additional commercial, clinical, manufacturing and scientific personnel and engage third party commercial, clinical and manufacturing organizations;
•	continue the research and pre-clinical and clinical development of our product candidates;
•	initiate additional pre-clinical, clinical or other studies or trials for our product candidates;
•	further develop the manufacturing process for our product candidates;
•	change or add additional manufacturers or suppliers;
•	seek regulatory approvals for our product candidates that successfully complete clinical trials;
•	seek to identify and validate additional product candidates;
•	acquire or in-license other products, product candidates and technologies;
•	maintain, protect and expand our intellectual property portfolio;
•	attract and retain skilled personnel;
•	create additional infrastructure to support our product development and planned future commercial sale efforts; and
•	experience any delays or encounter issues with any of the above.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully commercialize our current products and complete the development of, and obtain the regulatory approvals necessary for, the manufacture and commercialization of our product candidates. To become and remain profitable, we and/or our licensees must succeed in developing and commercializing products that generate significant revenue. This will require us and/or our licensees to be successful in a range of challenging activities, including completing pre-clinical testing and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates, manufacturing, marketing and selling any products for which we or our licensees may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. To date, none of our approved licensed products, including Vitrasert, Retisert and ILUVIEN, has generated significant revenues to us from sales. We do not know the extent to which DEXYCU or YUTIQ, or any of our other product candidates, if approved, will generate significant revenue for us, if at all. We may never succeed in these activities and, even if we do, we may never generate revenues significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to accurately project when or if we will be able to achieve profitability from operations. Even if we do so, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. Our ability to generate revenue from our current or future products and product candidates will depend on a number of factors, including:

•	our ability to successfully commercialize of DEXYCU and YUTIQ;
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

We will need to raise additional capital in the future to help fund our continued commercialization of DEXYCU and YUTIQ, and for the development and commercialization of our other product candidates. The amount of additional capital we will require will be influenced by many factors, including, but not limited to:

•	the success of our commercialization of DEXYCU and YUTIQ;
•	the cost of commercialization activities for DEXYCU and YUTIQ, including product manufacturing, marketing, sales and distribution;
•	product revenues received from sales of DEXYCU and YUTIQ;
•	our clinical development plans for EYP-1901 and our other product candidates including a shorter duration version of YUTIQ for posterior segment uveitis;
•

the outcome, timing and cost of the regulatory approval process for EYP-1901 and our other product candidates, including the potential for the FDA to require that we perform more studies and clinical trials than those we currently expect;

•	whether and to what extent we internally fund, whether and when we initiate, and how we conduct other product development programs;
•

the amount of royalties and other payments we receive under our collaboration agreements, including ILUVIEN for DME and, in EMEA, ILUVIEN for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye;

•	whether and when we are able to enter into strategic arrangements for our products or product candidates and the nature of those arrangements;
•	the costs involved in preparing, filing, and prosecuting patent applications, and maintaining, and enforcing our intellectual property rights;
•	changes in our operating plan, resulting in increases or decreases in our need for capital;
•	our views on the availability, timing and desirability of raising capital; and
•	the costs of operating as a public company.

We do not know if additional capital will be available to us when needed or on terms favorable to us or our stockholders. Collaboration, licensing or other commercial agreements may not be available on favorable terms, or at all. We do not know the extent to which we will receive funds from the commercialization of DEXYCU, YUTIQ or ILUVIEN. If we seek to sell our equity securities under our at-the-market, (“ATM”), program or in another offering, we do not know whether and to what extent we will be able to do so, or on what terms. Further, the rules and regulations of the Nasdaq Stock Market LLC, (“Nasdaq”), require us to obtain stockholder approval for sales of our equity securities under certain circumstances, which could delay or prevent us from raising additional capital from such sales. Also, the state of the economy and financial and credit markets at the time or times we seek any additional financing may make it more difficult or more expensive to obtain. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and dilute our existing stockholders’ equity, and funding through collaboration, licensing or other commercial agreements may be on unfavorable terms, including requiring us to relinquish rights to certain of our technologies or products. If adequate financing is not available if and when needed, we may delay, reduce the scope of, or eliminate research or development programs, independent U.S. commercialization of DEXYCU and YUTIQ, or other new products, if any, postpone or cancel the pursuit of product candidates, including pre-clinical and clinical trials and new business opportunities, reduce staff and operating costs, or otherwise significantly curtail our operations to reduce our cash requirements and extend our capital.

The anticipated benefits of the Icon Acquisition may not be fully realized and may take longer to realize than expected.

On March 28, 2018, the “Icon Closing Date”, we and our wholly-owned subsidiary, Oculus Merger Sub, Inc., entered into a merger agreement (the “Merger Agreement”), with Icon Bioscience, Inc. (“Icon”) and the other signatories thereto, pursuant to which we acquired Icon through a reverse triangular merger, which we refer to as the Icon Acquisition. The Icon Acquisition was consummated on the Icon Closing Date. The anticipated benefits of the Icon Acquisition may not be fully realized and may take longer to realize than expected. We have devoted and will continue to devote significant management attention and resources to the commercial sale of DEXYCU and potential further development of product candidates and other programs utilizing the Verisome technology platform we acquired in the Icon Acquisition. Delays or unexpected difficulties in the development or commercial sale process could adversely affect our business, financial results and financial condition. We also may not realize the full achievement of the benefits of the Icon Acquisition within a reasonable period of time. In addition, we may have not discovered during the due diligence process unknown factors regarding Icon that could produce unintended and unexpected consequences for us. Undiscovered factors could cause us to incur potentially material financial liabilities and prevent us from achieving the expected benefits from the Icon Acquisition within our desired time frames, if at all.

Our profitability will be impacted by our obligations to make royalty and milestone payments to the former securityholders of Icon and other third-party collaborators.

In connection with the Icon Acquisition, we made a $15.0 million cash payment upon the closing of the Icon Acquisition and are obligated to pay certain post-closing contingent cash payments upon the achievement of specified milestones and based upon certain net sales and partnering revenue standards, in each case subject to the terms and conditions set forth in the Merger Agreement. These include but are not limited to (i) a one-time cash payment of $15.0 million payable within 30 days following the first commercial sale of DEXYCU in the U.S., which we paid to the former securityholders of Icon in April 2019, (ii) sales milestone payments totaling up to $95.0 million, beginning no earlier than three years after the October 1, 2018 effective date of the pass-through reimbursement code approved by CMS, upon the achievement of certain sales thresholds and subject to certain CMS reimbursement conditions set forth in the Merger Agreement, (iii) quarterly earn-out payments equal to 12% on net sales of DEXYCU, which earn-out payments will increase to 16% of net sales of DEXYCU in a given year beginning in the calendar quarter for a given year to the extent aggregate annual consideration of DEXYCU exceeds $200.0 million in such year, (iv) quarterly earn-out payments equal to 20% of partnering revenue received by us for DEXYCU outside of the U.S., and (v) single-digit percentage quarterly earn-out payments with respect to net sales and/or partnering income, if any, resulting from future clinical development, regulatory approval and commercialization of any other product candidates we might develop utilizing the Verisome technology acquired in the Icon Acquisition. As of December 31, 2019, we made royalty payments totaling $224,000 in connection with net sales of DEXYCU.

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

On February 13, 2019, (the “Loan Closing Date”), we, as the borrower, and EyePoint Pharmaceuticals US, Inc. and Icon Bioscience, Inc., as Guarantors, entered into a loan agreement (the “Loan Agreement”) with CRG and the lenders party thereto (“Lenders”), providing for a senior secured term loan of up to $60 million (the “Loan”). On the Loan Closing Date, the Initial Advance was issued. Up to $15 million of the Loan may be advanced between the Loan Closing Date and June 30, 2019 at our sole option, and, subject to us and the Guarantors achieving product revenue from YUTIQ and DEXYCU of at least $25 million during any consecutive three-month period ending on or prior to March 31, 2020, up to an additional $10 million may be subsequently advanced (collectively, the “Additional Advances”).

The Loan is due and payable on December 31, 2023, or the Maturity Date. The proceeds of the Initial Advance were used to repay certain of our existing indebtedness and associated obligations, to pay fees and expenses related to the Loan Agreement, and will otherwise be used for general working capital and corporate purposes. We used the net proceeds from the Additional Advance of $15 million of the Loan to pay the development milestone following the first commercial sale of DEXYCU in the U.S., which we paid to the former securityholders of Icon in April 2019. The Loan bears interest at a per annum rate (subject to increase during an event of default) equal to 12.5%, of which 2.5% may be paid in-kind at our election, so long as no default or event of default under the Loan Agreement has occurred and is continuing. We are required to make quarterly, interest only payments until the Maturity Date. In addition, we are required to pay an upfront fee of 1.5% of the principal amount of the Loan (excluding any paid-in-kind amounts), which is payable as amounts are advanced under the Loan. Upon repayment of the Loan, we are also required to pay an exit fee equal to 6% of the aggregate principal amounts advanced under the Loan Agreement.

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

Subject to certain exceptions, we are required to make mandatory prepayments of the Loan with the proceeds derived from asset sales and insurance proceeds. In addition, we may make a voluntary prepayment of the Loan, in whole or in part, at any time. All mandatory and voluntary prepayments of the Loan are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs after December 31, 2019 and on or prior to December 31, 2020, 5% of the aggregate outstanding principal amount of the Loan being prepaid and (ii) if prepayment occurs after December 31, 2020 and on or prior to December 31, 2021, an amount equal to 3% of the aggregate outstanding principal amount of the Loan being prepaid. No prepayment premium is due on any principal prepaid after December 31, 2021. These provisions may make it more costly for a potential acquirer to engage in a business combination transaction with us. Provisions that have the effect of discouraging, delaying or preventing a change in control could discourage a third party from attempting to acquire us, limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

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

We have a limited number of authorized shares of common stock available for issuance and we will not be able to issue additional shares for future capital raising transactions or strategic transactions unless we obtain stockholder approval to amend our certificate of incorporation to increase the number of authorized shares of common stock.

We have 150 million authorized shares of common stock. As of March 1, 2020, we had 124.7 million shares of common stock outstanding, 16.3 million shares of common stock issuable upon the exercise of outstanding stock options or settlement of outstanding restricted stock units, 71,251 shares of common stock issuable upon the settlement of outstanding deferred stock units, 486,812 shares of common stock issuable upon the exercise of outstanding warrants, 5.2 million shares of common stock reserved for future issuance under our stock option plans and 938,340 shares reserved for future issuance under the 2019 Employee Stock Purchase Plan. As a result, as of March 1, 2020, we had approximately 2.3 million authorized shares of common stock available for issuance. In addition, we have granted the underwriters of our February 2020 underwritten public offering an option for a period of 30 days to purchase an additional 2,250,000 shares of our common stock at the public offering price less underwriting discounts and commissions, which option expires on March 22, 2020. If the underwriters exercise the option, we would have approximately 66,000 authorized shares of common stock available for issuance. In either case, we are limited by the number of additional shares available for future capital raising transactions or strategic transactions unless we obtain stockholder approval to amend our certificate of incorporation to increase the number of authorized shares of common stock. This may cause a delay in our future capital raising, collaboration, partnership or other strategic transactions, and may have a material adverse effect on our business and financial condition.

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

As of December 31, 2019, including pre-acquisition amounts related to Icon , we had U.S. net operating loss (“NOL”) carryforwards of approximately $236.6 million for U.S. federal income tax and approximately $190.1 million for state income tax purposes available to offset future taxable income and U.S. federal and state research and development tax credits of approximately $3.5 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). Our U.S. NOL carryforwards begin to expire in 2023 if not utilized.

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

Our operating results have fluctuated significantly from period to period in the past and may continue to do so in the future due to many factors, including:

•	the costs of our ongoing commercialization efforts and investments in sales and marketing infrastructure;
•	costs of internally funded research and development, including contract research organizations, or CROs, and other costs related to clinical development and costs of pre-clinical studies and research;
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

Our success also depends in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors also may seek additional clinical evidence, beyond the data required to obtain marketing approval, demonstrating clinical benefits and value in specific patient populations, before covering our products for those patients. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval. For example, under current Medicare Part B policy, payment to hospital outpatient departments and ambulatory surgical centers for products furnished to patients during a procedure is typically packaged into the payment for the associated procedure and thus not paid separately. Products granted pass-through status are excluded from this payment packaging policy and currently receive separate payment from the associated procedure for a period of three years. While DEXYCU has been granted pass-through status and will receive separate payment in these settings from Medicare for a period of three years (measured on the basis of the date Medicare receives its first claim for reimbursement for DEXYCU), at the end of that three year period, or if such three-year period is shortened by a change in law, regulation or Administrative interpretation, payment for DEXYCU may be packaged into the payment for the associated procedure and no longer be paid separately, which we expect would materially decrease our revenues from sales of DEXYCU and correspondingly have a material adverse effect on our results of operations and financial condition.

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

We participate in the Medicaid Drug Rebate program. This program requires us to pay a rebate for each unit of drug reimbursed by Medicaid. The amount of the “basic” portion of the rebate for each product is set by law as the larger of: (i) 23.1% of quarterly average manufacturer price, or AMP, or (ii) the difference between quarterly AMP and the quarterly best price available from us to any commercial or non-governmental customer, or Best Price. AMP must be reported on a monthly and quarterly basis and Best Price is reported on a quarterly basis only. In addition, the rebate also includes the “additional” portion, which adjusts the overall rebate amount upward as an “inflation penalty” when the drug’s latest quarter’s AMP exceeds the drug’s AMP from the first full quarter of sales after launch, adjusted for increases in the Consumer Price Index-Urban. The upward adjustment in the rebate amount per unit is equal to the excess amount of the current AMP over the inflation-adjusted AMP from the first full quarter of sales. The rebate amount is computed each quarter based on our report to CMS of current quarterly AMP and Best Price for our drug. We are required to report revisions to AMP or Best Price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision.

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

Federal law also requires that a company that participates in the Medicaid Drug Rebate program report average sales price, or

ASP, information each quarter to CMS for certain categories of drugs that are paid under the Medicare Part B program.

Manufacturers calculate the ASP based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B.

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

We are shipping YUTIQ directly to physician offices or clinics to be administered to patients. YUTIQ is being shipped to physician offices or clinics primarily through specialty pharmacies and distributors. Most prefer to buy the product directly through our select distributors under a “buy and bill” model. Physicians who may not be willing to purchase our products through a specialty distributor because they do not prefer the buy and bill method may prefer to have another entity called a specialty pharmacy ship them the product at no cost to the physician. The specialty pharmacy bills the health plan for our product directly and then ships the product to the physician such that no costs are incurred by the physician. We have obtained a permanent “J” code for YUTIQ which assists physicians and hospitals in their ability to bill all payer types for the product.

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

Our price reporting and other obligations under the Medicaid Drug Rebate program, Medicare Part B, the 340B program, and the VA/FSS program are described in the risk factor entitled “Our products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could harm our business.” Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. In the case of Medicaid pricing data, if we become aware that our reporting for a prior period was incorrect or has changed as a result of a recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data were originally due. Such restatements and recalculations will increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program and may require us to offer refunds to covered entities.

We are liable for errors associated with our submission of pricing data. That liability could be significant. In addition to retroactive Medicaid rebates and the potential for issuing 340B program refunds, if we are found to have knowingly submitted false AMP, best price, or Non-FAMP information to the government, we may be liable for significant civil monetary penalties per item of false information. If we are found to have made a misrepresentation in the reporting of our ASP, the Medicare statute provides for significant civil monetary penalties for each misrepresentation for each day in which the misrepresentation was applied. Our failure to submit monthly/quarterly AMP and best price data on a timely basis could result in a significant civil monetary penalty per day for each day the information is late beyond the due date. Such conduct also could be grounds for CMS to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. Significant civil monetary penalties also could apply to late submissions of Non-FAMP information. Civil monetary penalties could also be applied if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. In addition, claims submitted to federally-funded healthcare programs, such as Medicare and Medicaid, for drugs priced based on incorrect pricing data provided by a manufacturer can implicate the federal civil False Claims Act. If we overcharge the government in connection with our FSS contract or Tricare Agreement, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. We cannot assure you that our submissions will not be found by CMS or another governmental agency to be incomplete or incorrect.

Even though regulatory approval for DEXYCU and YUTIQ has been obtained in the U.S., we will still face extensive FDA regulatory requirements and may face future regulatory difficulties.

Even though regulatory approval for DEXYCU and YUTIQ has been obtained in the U.S., the FDA and state regulatory authorities may still impose significant restrictions on the indicated uses or marketing of DEXYCU and YUTIQ, or impose ongoing requirements for potentially costly post-approval studies or post-marketing surveillance. For example, as part of its approval of DEXYCU for the treatment of postoperative ocular inflammation, the FDA required under the Pediatric Research Equity Act, or PREA, that a Phase 3/4 prospective, randomized, active treatment-controlled, parallel-design multicenter trial be conducted to evaluate the safety of DEXYCU for the treatment of inflammation following ocular surgery for childhood cataract. This pediatric study will likely require us to undergo a costly and time-consuming development process. If we do not meet our obligations under the PREA for this pediatric study, the FDA may issue a non-compliance letter and may also consider DEXYCU to be misbranded and subject to potential enforcement action. We submitted a pediatric study protocol to the FDA as required. We have identified clinical sites and are currently conducting study start-up activities that are expected to lead to dosing of a first patient later this year.

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

In addition to cGMP, the FDA may require that YUTIQ manufacturers comply with the Quality System Regulation, or QSR, which sets forth the FDA’s manufacturing quality standards for medical devices, and other applicable government regulations and corresponding foreign standards. If we, or a regulatory authority, discover previously unknown problems with DEXYCU or YUTIQ, such as adverse events of unanticipated severity or frequency, or problems with a facility where the product is manufactured, a regulatory authority may impose restrictions relative to DEXYCU, YUTIQ or their respective manufacturing facilities, including requiring recall or withdrawal of the product from the market, suspension of manufacturing, or other FDA action or other action by foreign regulatory authorities.

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

•

HIPAA, and its implementing regulations, impose certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information and impose notification obligations in the event of a breach of the privacy or security of individually identifiable health information.

•

Numerous federal and state laws and regulations that address privacy and data security, including state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act, or FTC Act), govern the collection, use, disclosure and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Compliance with these laws is difficult, constantly evolving, and time consuming, and companies that do not comply with these state laws may face civil penalties.

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

•

The Physician Payments Sunshine Act, implemented as the Open Payments program, and its implementing regulations, require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments made in the preceding calendar year and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives

The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance or reporting requirements in multiple jurisdictions increase the possibility that a healthcare or pharmaceutical company may fail to comply fully with one or more of these requirements. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with applicable fraud and abuse or other healthcare laws and regulations or guidance. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional oversight and reporting requirements if we become subject to a corporate integrity agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to the same criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our financial condition and divert resources and the attention of our management from operating our business.

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

If any of our products have newly discovered or developed safety problems, our business would be seriously harmed.

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
•

a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D (such manufacturer discounts were increased from 50% to 70% effective as of January 1, 2019 as required by the Bipartisan Budget Act of 2018);

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•	price reporting requirements for drugs that are inhaled, infused, instilled, implanted, or injected;
•	expansion of eligibility criteria for Medicaid programs;
•	addition of entity types eligible for participation in the Public Health Service Act’s 340B drug pricing program;
•	a requirement to annually report certain information regarding drug samples that manufacturers and distributors provide to physicians; and

•	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation or implementation. For example, on December 22, 2017, the U.S. government signed into law comprehensive tax legislation, referred to as the Tax Cuts and Jobs Act, or the Tax Act, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the Bipartisan Budget Act of 2018, among other things, amended the Medicare statute to reduce the coverage gap in most Medicare drugs plans, commonly known as the “donut hole,” by raising the required manufacturer point-of-sale discount from 50% to 70% off the negotiated price effective as of January 1, 2019. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible. It is unclear how the Affordable Care Act and its implementation, as well as efforts to repeal or replace, or invalidate, the Affordable Care Act, or portions thereof, will affect our business, financial condition and results of operations. It is possible that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of DEXYCU and YUTIQ in the U.S. or to successfully commercialize either product in the U.S.

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

It is possible that any actions taken by the Department of Justice (DOJ) as a result of this industry-wide inquiry could reduce demand for our products and/or reduce coverage of our products, including by federal and state health care programs such as Medicare and Medicaid. If any or all of these events occur, our business, prospects and stock price could be materially and adversely affected.

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

The micro-insert for ILUVIEN and YUTIQ delivers FA, a corticosteroid that is associated with certain adverse side effects in the eye, which may affect the success of this micro-insert for treatment of DME and non-infectious uveitis affecting the posterior segment of the eye.

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

YUTIQ has achieved encouraging safety results through the last follow-up visit at month 24 in its first Phase 3 trials and at month 12 in its second Phase 3 trial. However, there is no assurance that encouraging safety results will continue in these trials. There is also no assurance that the overall long-term risk-benefit profile for YUTIQ will be favorable or that it will be determined to be safe over the long-term for the treatment of non-infectious uveitis affecting the posterior segment of the eye in light of potential side effects from FA. These side effects may adversely affect sales of YUTIQ. In addition, because the micro-insert for ILUVIEN and YUTIQ are substantially the same, any safety issues that arise with respect to the ILUVIEN micro-insert could raise concerns about the YUTIQ micro-insert, which could cause us to suspend marketing of YUTIQ or subject us to substantial liability, which would adversely affect our financial condition and business.

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

RISKS RELATED TO THE REGULATORY APPROVAL AND CLINICAL DEVELOPMENT OF OUR PRODUCT CANDIDATES

The clinical development and regulatory approval processes of the FDA or other foreign regulatory authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to achieve favorable clinical outcomes or to obtain regulatory approval for our product candidates, our business may be substantially harmed.

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

•	the regulatory authority may disagree with our interpretation of data from pre-clinical studies or clinical trials;
•	the data collected from clinical trials of our product candidates may not be sufficient to support the approval of a drug application or marketing authorization application;
•	the regulatory authority may fail to approve our or our third-party manufacturers’ manufacturing processes or facilities for clinical and commercial supplies; and
•	the approval policies or regulations of the regulatory authority may change in a manner rendering our clinical data insufficient for approval;
•	the uncertainty inherent in early stage product development, such as EYP-1901.

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

We have historically based our research and development efforts primarily on our proprietary technologies for the treatment of chronic eye diseases. As a result of pursuing the development of product candidates using our proprietary technologies, we may fail to develop product candidates or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.

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

As of March 1, 2020, we had 379 patents or granted applications and 110 pending patent applications, including patents and pending applications covering our Durasert, Verisome and other technologies. With respect to these patent rights, we do not know whether any of our patent applications will result in issued patents or, if any of our patent applications do issue, whether such patents will protect our technology in whole or in part, or whether such patents will effectively prevent others from commercializing competitive technologies and products. There is no guarantee that any of our issued or granted patents will not later be found invalid or unenforceable. Furthermore, since patent applications in the U.S. and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications. For applications with an effective filing date before March 16, 2013, or patents issuing from such applications, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. As of March 16, 2013, the U.S. transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. The change to “first-to-file” from “first-to-invent” is one of the changes to the patent laws of the U.S. resulting from the AIA.

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

We expect to rely on trademarks as one means to distinguish any of our approved products from the products of our competitors. We have received registrations for DEXYCU®, YUTIQ®, DELIVERING INNOVATION TO THE EYE® and Durasert®. ILUVIEN® is Alimera’s trademark. Retisert® and Vitrasert® are Bausch & Lomb’s trademarks. The Verisome® technology is exclusively licensed to us by Ramscor, Inc and the Verisome® mark is owned by Ramscor, Inc. Our and our licensees’ trademarks may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. For our trademarks, we have entered into a co-existence agreement with Sun Pharma and a settlement agreement with Merck allowing continued, though somewhat limited, use of two of our marks. If we are unable to establish name recognition based on our trademarks, we may not be able to compete effectively.

RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES

Public health epidemics, pandemics or outbreaks, including the recent coronavirus pandemic, could adversely affect our business.

Public health epidemics, pandemics or outbreaks, and the resulting business or economic disruptions resulting therefrom, could adversely impact our business as well as our ability to raise capital. In December 2019, a novel strain of coronavirus (COVID-19) was identified in Wuhan, China. The virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 100 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19 and public and private actions to contain COVID-19 or treat its impact. COVID-19 has and will likely continue to result in social, economic and labor instability in the countries in which we or the third parties with whom we engage operate. For example, we have licensed clinical development, regulatory, reimbursement and distribution rights for DEXYCU and Durasert FA to Ocumension in Mainland China, Hong Kong, Macau and Taiwan. Ocumension’s ability to conduct clinical trials may be materially and adversely affected due to COVID-19, which could have the result of, among other things, delaying the enrollment of patients in clinical trials, causing delays in the delivery of product supply for clinical trials and affecting the ability of clinical investigators, contract research organizations and other third-party service providers to devote sufficient time and resources to the clinical development programs. While we cannot presently predict the scope and severity of any potential business shutdowns or disruptions, if we or any of the third parties with whom we engage, including the suppliers, manufacturers and other third parties in our global supply chain, clinical trial sites, regulators, surgeons, ASCs, potential business development partners and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.  In addition, the pandemic’s impact on the medical community and the global economy could have an adverse impact on our sales if, for example, fewer cataract and uveitis procedures are performed than we previously anticipated. Further, any sustained disruption in the capital markets from the COVID-19 pandemic could negatively impact our ability to raise capital.

If we encounter issues with our CMOs or suppliers, we may need to qualify alternative manufacturers or suppliers, which could impair our ability to sufficiently and timely manufacture and supply DEXYCU.

We currently depend on CMOs and suppliers for DEXYCU. Although we could obtain the drug product and other components for DEXYCU from other CMOs and suppliers, we would need to qualify and obtain FDA approval for such CMOs or suppliers as alternative sources, which could be costly and cause significant delays. In addition, the manufacturer of the drug product in DEXYCU conducts its manufacturing operations for us at a single facility. Unless and until we qualify additional facilities, we may face limitations in our ability to respond to manufacturing issues. For example, if regulatory, manufacturing or other problems require this manufacturer to discontinue production at its facility, or if the equipment used for the production of the drug product in this facility is significantly damaged or destroyed by fire, flood, earthquake, power loss or similar events, the ability of such manufacturer to manufacture DEXYCU may be significantly impaired. In the event that this party suffers a temporary or protracted loss of its materials, facility or equipment, we would still be required to obtain FDA approval to qualify a new manufacturer as an alternate manufacturer for the drug product before any drug product manufactured by such manufacturer could be sold or used. Any production shortfall that impairs the supply of DEXYCU could adversely affect our ability to satisfy demand for DEXYCU, which could have a material adverse effect on our product sales, results of operations and financial condition.

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

Off-label sales of ILUVIEN to treat non-infectious uveitis affecting the posterior segment of the eye may adversely affect sales of YUTIQ.

The micro-inserts that comprise ILUVIEN and YUTIQ have substantially the same design, polymers and release rate, and both deliver the corticosteroid FA. Although YUTIQ is considered pharmaceutically different from ILUVIEN and the products are approved for different indications, ILUVIEN is already approved and marketed. It is possible that physicians will prescribe ILUVIEN for the treatment of non-infectious uveitis affecting the posterior segment of the eye on an off-label basis, which could adversely affect the sales of YUTIQ.

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

Under the Amended Alimera Agreement, we granted Alimera rights to use our proprietary drug delivery platform for the treatment of uveitis, including non-infectious uveitis affecting the posterior segment of the eye, in the EMEA (under the ILUVIEN trademark) and subsequently withdrew our YUTIQ MAA and orphan drug designation for non-infectious uveitis affecting the posterior segment of the eye . Alimera is now responsible for obtaining all regulatory approvals in the EMEA. Under this agreement, we have no control over Alimera’s regulatory activities in the EMEA (with the exception of the completion of our ongoing Phase 3 uveitis clinical trials), including regulatory approvals, and no direct control over commercialization efforts for ILUVIEN for non-infectious uveitis affecting the posterior segment of the eye in the EMEA. Alimera has only limited experience in filing and supporting the applications necessary to obtain marketing approvals for product candidates. Alimera was responsible for filing a Type II variation for ILUVIEN for the treatment of non-infectious uveitis affecting the posterior segment of the eye. In December 2017, Alimera submitted a Type II variation for ILUVIEN to add the indication of recurrent and persistent non-infectious uveitis affecting the posterior segment of the eye to the ILUVIEN label. In January 2018, Alimera received validation of this Type II variation submission in all 17 European countries in which Alimera had previously received regulatory approval for ILUVIEN for DME. According to Alimera’s public filings, Alimera submitted follow-up data supporting its Type II variation application in October 2018. Alimera obtained approval for its application in March 2019 and, subject to obtaining pricing and reimbursement in each applicable country, will be marketed as ILUVIEN. Despite approval, the processes of regulatory authorities are extensive, lengthy, expensive, and uncertain, and such regulatory authorities may delay or limit the development and commercialization of Durasert FA. Further, Alimera may abandon further development of Durasert FA in the EMEA. Because the full market potential of Durasert FA is contingent upon the successful development and commercialization of ILUVIEN for non-infectious uveitis affecting the posterior segment of the eye in the EMEA, we will be dependent on Alimera to achieve the full market potential of Durasert FA. If Alimera does not succeed in obtaining regulatory approval of ILUVIEN for non-infectious uveitis affecting the posterior segment of the eye in the EMEA for any reason, or does not succeed in securing market acceptance of ILUVIEN for non-infectious uveitis affecting the posterior segment of the eye in the EMEA, or elects for any reason to discontinue development of ILUVIEN for non-infectious uveitis affecting the posterior segment of the eye, we will be unable to realize the full market potential of Durasert FA.

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

We currently have collaboration and licensing arrangements with various companies, most significantly Alimera. Although we believe potential revenues from ILUVIEN are important to our future results of operations and financial condition, Alimera has limited experience and limited financial resources. Alimera has reported that its negative cash flows from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Further, due to the limited revenue generated by Alimera to date, Alimera may not be able to maintain compliance with covenants under its loan agreement and, in the event of a default, we do not know whether Alimera will be able to obtain amendments or waivers of those covenants. We do not know if Alimera will be able to raise additional financing if and when required.

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

There is no assurance that Alimera will successfully commercialize ILUVIEN or that we will receive significant revenues from the commercialization of ILUVIEN.

We are entitled to royalties on a country-by-country and quarter-by-quarter basis on net sales of ILUVIEN where Alimera markets ILUVIEN directly and to a percentage of product revenues, royalties and non-royalty consideration where Alimera sublicenses the marketing of ILUVIEN. The commercialization of ILUVIEN is a significant undertaking by Alimera. Alimera’s sales of ILUVIEN have not been significant to date, Alimera has continued to incur operating losses, and it has violated, and in the future may violate, the financial covenants of its loan agreement. We do not know if, when, or to what extent Alimera’s ILUVIEN net revenues will increase significantly, which would generate royalties to us from the commercialization of ILUVIEN. The amount and timing of any revenues we receive will be affected by many factors including:

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

If Alimera is not successful in commercializing ILUVIEN, it would adversely affect our business, operating results and financial condition.

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

Implementation of our development and commercialization of product strategies will require additional managerial, operational, sales, marketing, financial and other resources. Our current management, personnel and systems may not be adequate to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, employee turnover and reduced productivity. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. Future growth would impose significant added responsibilities on members of management, including:

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

We may be subject to laws and regulations that address privacy and data security of patients who use our products or product candidates in the U.S. and in states in which we conduct our business. In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, state genetic privacy laws, and federal and state consumer protection and privacy laws (including, for example, Section 5 of the FTC) ACT and the CCPA - govern the collection, use, disclosure, and protection of health-related and other personal information. Compliance with these laws is difficult, constantly evolving, and time consuming. In addition, state laws govern the privacy and security of health, research and genetic information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with applicable data protection laws and regulations could result in government enforcement actions and create liability for us, which could include civil and/or criminal penalties, as well as private litigation and/or adverse publicity that could negatively affect our operating results and business.

For instance, HIPAA imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information and imposes notification obligations in the event of a breach of the privacy or security of individually identifiable health information on entities subject to HIPAA and their business associates that perform certain activities that involve the use or disclosure of protected health information on their behalf. We may obtain health information from third parties (e.g., research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA – other than potentially with respect to providing certain employee benefits – we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

In the EU, the GDPR imposes strict obligations on the processing of personal data, including relating to the transfer of personal data from the European Economic Area to third countries such as the US. If we act in violation of the GDPR we may face significant penalties of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain violations, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious violations.

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

As of March 1, 2020, we had outstanding options to acquire approximately 14.2 million shares of our common stock, outstanding restricted stock units to acquire approximately 2.1 million shares of our common stock, outstanding deferred stock units to acquire 71,251 shares of our common stock, and lender warrants to acquire 409,091 and 77,721 shares of our common stock at exercise prices of $1.10 and $1.93, respectively, or approximately 13.5% of our shares on a fully diluted basis. The issuance of shares of our common stock upon exercise of the stock options or warrants or settlement of the restricted, performance or deferred stock units could result in dilution to the interests of other holders of our common stock and could adversely affect our stock price.

EW Healthcare owns a substantial amount of our common stock and can exert significant control over matters subject to stockholder approval, which would prevent new investors from influencing significant corporate decisions.

EW Healthcare, our largest stockholder, beneficially owns 41,903,956 shares of our common stock, or 33.6% of our total outstanding common stock as of March 5, 2020. EW Healthcare has the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of voting power in EW Healthcare may: (i) delay, defer or prevent a change in control; (ii) entrench our management and Board; or (iii) delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the trading symbol “EYPT”. As of March 5, 2020, we had approximately 100 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Equity Compensation Plan Information

Information required by Item 5 of Form 10-K regarding our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K

Recent Sales of Unregistered Securities

Other than as previously disclosed on our Current Reports on Form 8-K or Quarterly Reports on Form 10-Q filed with the SEC, we did not issue any unregistered equity securities during the twelve months ended December 31, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table (in thousands, except per share data) sets forth our selected financial data. The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited Consolidated Financial Statements, and the Notes thereto, and other financial information included elsewhere herein. Our historical financial information may not be indicative of our future results of operations or financial position.

	Year Ended December 31,	Year Ended December 31,	Six Months Transition Period Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2019	2018	2018	2017	2018	2017	2016	2015
		(unaudited)		(unaudited)
	(In thousands except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product sales, net	$16,824	$—	$—	$—	$—	$—	$—	$—
License and collaboration agreements	1,361	2,625	1,883	601	1,343	6,569	398	25,411
Royalty income	2,180	1,946	1,045	717	1,618	970	1,222	1,154
Total revenues	20,365	4,571	2,928	1,318	2,961	7,539	1,620	26,565
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	2,687	—	—	—	—	—	—	—
Research and development	15,368	18,502	10,412	8,088	16,178	14,880	14,381	12,088
Sales and marketing	29,772	9,658	8,174	—	1,512	—	—	—
General and administrative	17,939	15,430	8,901	5,044	11,545	11,235	9,013	8,056
Amortization of acquired intangible assets	2,460	—	—	—	—	—	—	—
Total operating expenses	68,226	43,590	27,487	13,132	29,235	26,115	23,394	20,144
Operating (loss) income	(47,861)	(39,019)	(24,559)	(11,814)	(26,274)	(18,576)	(21,774)	6,421
Interest and other income, net	1,054	420	367	49	101	91	72	22
Interest expense	(6,176)	(2,362)	(1,642)	—	(720)	—	—	—
Loss on extinguishment of debt	(3,810)	—	—	—	—	—	—	—
Change in fair value of derivative liability	—	(45,164)	(18,886)	—	(26,278)	—	—	—
(Loss) income before income taxes	(56,793)	(86,125)	(44,720)	(11,765)	(53,171)	(18,485)	(21,702)	6,443
Income tax benefit (expense)	—	—	—	—	—	—	155	(96)
Net (loss) income	$(56,793)	$(86,125)	$(44,720)	(11,765)	$(53,171)	$(18,485)	$(21,547)	$6,347
Net (loss) income per share:
Basic	$(0.54)	$(1.27)	$(0.53)	$(0.28)	$(1.15)	$(0.52)	$(0.68)	$0.22
Diluted	$(0.54)	$(1.27)	$(0.53)	$(0.28)	$(1.15)	$(0.52)	$(0.68)	$0.21
Weighted average common shares outstanding:
Basic	104,307	67,942	85,057	41,980	46,226	35,344	31,623	29,378
Diluted	104,307	67,942	85,057	41,980	46,226	35,344	31,623	30,584

	As of December 31,	As of December 31,	As of December 31,	As of June 30,
	2019	2018	2017	2018	2017	2016	2015
			(unaudited)
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$22,214	$45,261	$12,876	$38,776	$16,898	$15,313	$19,121
Marketable securities	—	—	—	—	—	13,679	9,414
Accounts and other receivables, net	11,368	627	288	353	251	488	622
Intangible assets, net	27,669	30,129	—	31,358	364	1,102	1,925
Total assets	72,971	78,168	14,197	71,670	18,677	31,619	32,367
Long-term debt	47,223	17,621	—	17,309	—	—	—
Derivative liability	—	—	—	19,780	—	—	—
Total deferred revenue-current and long-term	15	30	505	—	50	5,732	5,629
Total stockholders’ equity	8,330	37,633	9,905	11,687	13,336	20,881	23,368

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

As previously reported, we changed our fiscal year end to December 31 from June 30, effective January 1, 2019. This Annual report on Form 10-K is for the twelve month period from January 1, 2019 through December 31, 2019. References in this Annual Report to “fiscal 2019” refer to the year ended December 31, 2019. References in this report to “transition period” refer to the six month period ended December 31, 2018. References in this report to “fiscal 2018” refer to the year ended June 30, 2018 and “fiscal 2017” refer to the year ended June 30, 2017. For comparison purposes, unaudited data is shown for the twelve months ended December 31, 2018 and the six months ended December 31, 2017.

The following Management’s Discussion and Analysis (“MD&A”) provides a narrative of our results of operations for the year ended December 31, 2019 and the comparable period ended December 31, 2018 and the six month transition period ended December 31, 2018 and the comparable period ended December 31, 2017, respectively, and our financial position as of December 31, 2019 and 2018, respectively. The MD&A should be read together with our consolidated financial statements and related notes included on pages F-1 through F-35 of this Annual Report on Form 10-K.

Overview

We are a pharmaceutical company committed to developing and commercializing innovative ophthalmic products for the treatment of eye diseases. We have two products that were approved by the United States (“U.S.”) Food and Drug Administration (“FDA”) in 2018 and were commercially launched directly in the U.S. during the first quarter of 2019.

DEXYCU (dexamethasone intraocular suspension) 9%, for intraocular administration, was launched directly in the U.S. in March 2019.  Indicated for the treatment of post-operative ocular inflammation, DEXYCU is administered as a single dose at the end of ocular surgery and is the first long-acting intraocular product approved by the FDA for this indication. DEXYCU utilizes our proprietary Verisome® drug-delivery platform, which allows for a single intraocular injection that releases dexamethasone, a corticosteroid, over time. There were approximately 3.8 million cataract surgeries performed during 2018 in the U.S. and we launched DEXYCU with a primary focus on its use following cataract surgery. We acquired DEXYCU in connection with its acquisition of Icon Bioscience, Inc. (“Icon”) in March 2018.

YUTIQ (fluocinolone acetonide intravitreal implant) 0.18 mg for intravitreal injection, was launched directly in the U.S. in February 2019. YUTIQ is indicated for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye, which affects between 60,000 to 100,000 people in the U.S. each year and causes approximately 30,000 new cases of blindness every year, making it the third leading cause of blindness. Injected into the eye in an office visit, YUTIQ is a micro-insert that delivers a micro-dose of a corticosteroid to the back of the eye on a sustained constant (zero order release) basis for up to 36 months. YUTIQ is based on our proprietary Durasert® sustained-release drug delivery technology platform, which can deliver drugs for predetermined periods of time ranging from months to years.

ILUVIEN® for diabetic macular edema (“DME”), our lead licensed product, is sold directly in the U.S. and several European Union (“EU”) countries by Alimera Sciences, Inc. (“Alimera”). In July 2017, we expanded its license agreement with Alimera to include the uveitis indication utilizing the Durasert technology in Europe, the Middle East and Africa (“EMEA”), which received European regulatory approval in March 2019 and, subject to obtaining pricing and reimbursement in each applicable country, will be marketed as ILUVIEN. Retisert®, one of our earlier generation products, was approved in 2005 by the FDA for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye and is sold in the U.S. by Bausch & Lomb Inc. (“Bausch & Lomb”). The patent with which Retisert is marked expired in March 2019. As such, Bausch & Lomb discontinued paying royalties after March 2019. Our development programs are focused primarily on developing sustained release products that utilize its Durasert and Verisome technology platforms to deliver approved drugs to treat chronic diseases. Our strategy includes developing products independently while continuing to leverage its technology platforms through collaborations and license agreements.

EYP-1901, 6-Month bioerodible Durasert® Vorolanib - TKI is being advanced as a potential treatment for wet age-related macular degeneration, diabetic retinopathy and retinal vein occlusion. We have completed initial animal PK and toxicology studies and expect to initiate formal GLP toxicology studies in the first quarter of 2020 to support the filing of an Investigational New Drug application with the FDA.

YUTIQ50 is being developed as a 6-month dosing option for treatment of chronic non-infectious uveitis affecting the posterior segment of the eye.  We have consulted with the FDA and identified a clinical pathway for an sNDA filing that involves a clinical trial of approximately 60 patients, randomized 2:1.  We are currently evaluating the timeline and investment requirements for the initiation of this study

Fiscal 2019 Overview

The fiscal year ended December 31, 2019 was highlighted by the following events:

•	We successfully launched our two FDA approved products, YUTIQ and DEXYCU during the first quarter of 2019;
•	We added key members of our senior management team, including our Chief Financial Officer and Head of Corporate Development, SVP and Chief Commercial Officer, and our SVP and Chief Technical Officer;
•

We refinanced our debt with CRG (from SWK) in February 2019 generating approximately $26M (first and second drawdown) and participated in an underwritten public stock offering generating approximately $20M of gross proceeds to help fund our commercial product launches;

Recent Developments

Recent developments and ongoing activities regarding the commercialization of YUTIQ include:

•

Customer demand, represented as units purchased by physicians from our distributors, was up 59% over Q3, driven by underlying growth and the permanent and specific J-Code for YUTIQ in effect as of October 1, 2019.

•

Repeat customers represented 87% of order volume, and importantly, 42% of our target account list has ordered, including 98% of the treating uveitis specialists, representing solid adoption with continued growth opportunity.

Recent developments and ongoing activities regarding the commercialization of DEXYCU include:

•	Customer demand, represented as units purchased by ambulatory surgical centers from our distributors, was up 111% over Q3 with repeat customers representing 98% of Q4 order volume.
•	Since launch, over 14,000 patients have been treated with DEXYCU.
•

We secured multiple new agreements for expanded access of DEXYCU, including contracts with The Vision Center Network of America, LLC (VCNA) and EyeSouth Partners which collectively perform approximately 115,000 cataract surgeries per year. We are actively negotiating agreements with additional group purchasing organizations and networks.

•

In February 2020, we completed an underwritten public offering of 15,000,000 shares of our common stock at a public offering price of $1.45 per share. The gross proceeds of the offering were $21,750,000, before deducting the underwriting discounts and commissions and other transaction expenses. In addition, underwriters were granted a thirty-day option to purchase up to an additional 2,250,000 shares of common stock at the public offering price, less underwriting discounts and commissions. This offering closed on February 25, 2020.

•

In January 2020, we entered into an exclusive license agreement with Ocumension Therapeutics for the development and commercialization in Mainland China, Hong Kong, Macau and Taiwan of DEXYCU for the treatment of post-operative inflammation following ocular surgery. Under the terms of the license agreement, we received an upfront payment of $2 million and will be eligible to receive up to an additional $12.0 million if certain future prespecified development, regulatory and commercial sales milestones are achieved by Ocumension. In addition, we are entitled to receive a mid-single digit sales-based royalty. In exchange, Ocumension will receive exclusive rights to develop and commercialize the product in the greater China territory, at its own cost and expense with us supplying product for clinical trials and commercial sale.

•

In November 2019, George O. Elston was appointed Chief Financial Officer and Head of Corporate Development. Mr. Elston brings more than 25 years of diverse financial and senior leadership experience in the biopharmaceutical sector with both global publicly-traded and privately-held organizations. He most recently served as Chief Financial Officer and Head of Corporate Development at Enzyvant Therapeutics and has also held senior executive roles at 2X Oncology, Inc, Juniper Pharmaceuticals, Inc., KBI Biopharma and Optherion, Inc.

R&D Highlights

•

In March 2020, we announced positive topline 36-month follow-up data from the second Phase 3 trial of YUTIQ for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye. This second double-masked, randomized Phase 3 trial of YUTIQ enrolled 153 patients in 15 clinical centers in India, with 101 eyes treated with YUTIQ and 52 eyes receiving sham injections. At 36-months, the recurrence rate in YUTIQ randomized eyes was significantly lower than in sham treated eyes (46.5% vs. 75.0%, respectively; p=0.001). Visual acuity gains or losses of 3-lines or more were both similar between treatment groups. Safety data showed no unanticipated side effects at each follow-up timepoint at 12, 24 and 36-months. These positive results were consistent with the findings from the first Phase 3 study of YUTIQ and provide further validation of its long-term ability to reduce uveitic flares.

•

In February 2020, EyePoint signed an exclusive license agreement with Equinox Science, LLC, to develop vorolanib, a tyrosine kinase inhibitor, for the treatment of wet age-related macular degeneration (“wAMD”), retinal vein occlusion (“RVO”), and diabetic retinopathy (“DR”). Vorolanib is being developed as EYP-1901 utilizing EyePoint’s bioerodible Durasert technology, a miniaturized, injectable, sustained-release intravitreal drug delivery system with a 6-month duration. We recently completed a positive Type B pre-Investigational New Drug (IND) meeting with the U.S. Food and Drug Administration (“FDA”) clarifying the pathway for a phase 1 clinical trial. We expect this phase 1 trial to provide data in the second half of 2021. Our proven Durasert technology provides the unique opportunity to investigate EYP-1901 as a six-month treatment option for patients that also has the potential to avoid the frequent injections required for currently available biologics.

•

Positive retrospective case study data supporting DEXYCU was highlighted in an oral presentation at the 2020 Caribbean Eye Meeting in an oral session entitled, “Drug Delivery: Real-World Experience With Dexamethasone Intraocular Suspension”. The ongoing retrospective study is designed to provide large-scale, real-world data on early experiences with DEXYCU from surgeons. Interim results presented are from 154 patients administered DEXYCU with each time point of data based on patient chart data and frequency of measurement by participating physicians. The proportion of patients with complete anterior chamber cell clearing (cell score=0) was 47.5%, 50.0%, 84.1% and 87.5% at postoperative day 1, 8, 14 and 30, respectively. The proportion of patients with no anterior chamber flares (flare score=0), another measurement of inflammation, was 77.7%, 98.5%, 98.8% and 99.1% at postoperative day 1, 8, 14 and 30, respectively. Mean intraocular pressure at postoperative day 1 was 17.6mmHg, with levels decreasing through to postoperative day 30.

Summary of Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, (“U.S. GAAP”). The preparation of these financial statements requires that we make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience, anticipated results and trends and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. By their nature, these estimates, judgments and assumptions are subject to an inherent degree of uncertainty, and management evaluates them on an ongoing basis for changes in facts and circumstances. Changes in estimates are recorded in the period in which they become known. Actual results may differ from our estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 in the accompanying Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K, we believe that the following accounting policies are critical to understanding the judgments and estimates used in the preparation of our financial statements. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies discussed below.

Revenue Recognition

We adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), with a date of initial application of July 1, 2018. As a result, we updated our accounting policy for revenue recognition to reflect the new standard (see Note 2 in the accompanying Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K). The adoption of ASC 606 represents a change in accounting principle that more closely aligns revenue recognition with the delivery of our services and provides financial statement readers with enhanced disclosures. We applied ASC 606 using the modified retrospective method. The cumulative effect of initially applying the new revenue standard resulted in a $218,000 reduction to the opening balance of accumulated deficit at July 1, 2018.

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determines those that are performance obligations and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

Product sales, net — We began selling YUTIQ and DEXYCU in February and March 2019, respectively, in the U.S. through a single third-party logistics provider (the “3PL”), which takes title and control to the goods. The 3PL distributes the products through a limited number of specialty distributors and specialty pharmacies (collectively the “Distributors”), with whom we have entered into formal agreements, for delivery to physician practices for YUTIQ and to hospital outpatient departments and ambulatory surgical centers for DEXYCU. Effective December 15, 2019, we terminated our product sales through the 3PL and replaced with the Distributors. We recognize revenue on sales of our products when a customer obtains control of the products, which occurs at a point in time, typically upon delivery. In addition to distribution agreements with customers, we also enter into arrangements with healthcare providers and payors that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of our products.

Reserves for variable consideration — Product sales are recorded at the wholesale acquisition costs, net of applicable reserves for variable consideration. Components of variable consideration include trade discounts and allowances, provider chargebacks and discounts, payor rebates, product returns, and other allowances that are offered within contracts between us and our Distributors, payors, and other contracted purchasers relating to our product sales. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified either as reductions of product revenue and accounts receivable or a current liability, depending on how the amount is to be settled. Overall, these reserves reflect our best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.  Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from the estimates, we adjust these estimates, which would affect product revenue and earnings in the period such variances become known.

Distribution fees — We compensate our Distributors for services explicitly stated in our contracts and are recorded as a reduction of revenue in the period the related product sale is recognized.

Provider chargebacks and discounts — Chargebacks are discounts that represent the estimated obligations resulting from contractual commitments to sell products at prices lower than the list prices charged to our Distributors. These Distributors charge us for the difference between what they pay for the product and our contracted selling price. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.  Reserves for chargebacks consist of amounts that we expect to pay for units that remain in the distribution channel inventories at each reporting period-end that we expect will be sold under a contracted selling price, and chargebacks that Distributors have claimed, but for which we have not yet settled.

Government rebates — We are subject to discount obligations under state Medicaid programs and Medicare. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. Our liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period.

Payor rebates — We enter into contracts with certain private payor organizations, primarily insurance companies, for the payment of rebates with respect to utilization of our products. We estimate these rebates and record such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

Co-Payment assistance — We offer co-payment assistance to commercially insured patients meeting certain eligibility requirements. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue.

Product returns — We generally offer a limited right of return based on our returned goods policy, which includes damaged product and remaining shelf life. We estimate the amount of our product sales that may be returned and record this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as reductions to trade receivables, net on the condensed consolidated balance sheets.

License and collaboration agreement revenue — We analyze each element of our license and collaboration arrangements to determine the appropriate revenue recognition. The terms of the license agreement may include payment to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. We recognize revenue from upfront payments at a point in time, typically upon fulfilling the delivery of the associated intellectual property to the customer.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. We determine standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

We recognize sales-based milestone payments as revenue upon the achievement of the cumulative sales amount specified in the contract in accordance with ASC 606-10-55-65. For those milestone payments which are contingent on the occurrence of particular future events, we determine that these need to be considered for inclusion in the calculation of total consideration from the contract as a component of variable consideration using the most-likely amount method. As such, we assess each milestone to determine the probability and substance behind achieving each milestone. Given the inherent uncertainty associated with these future events, we will not recognize revenue from such milestones until there is a high probability of occurrence, which typically occurs near or upon achievement of the event.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, we do not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less. None of our contracts contained a significant financing component as of December 31, 2019.

Reimbursement of costs — We may provide research and development services and incur maintenance costs of licensed patents under collaboration arrangements to assist in advancing the development of licensed products. We act primarily as a principal in these transactions and, accordingly, reimbursement amounts received are classified as a component of revenue to be recognized consistent with the revenue recognition policy summarized above. We record the expenses incurred and reimbursed on a gross basis.

Royalties — We recognize revenue from license arrangements with our commercial partners’ net sales of products. Such revenues are included as royalty income. In accordance with ASC 606-10-55-65, royalties are recognized when the subsequent sale of the commercial partner’s products occurs. Our commercial partners are obligated to report their net product sales and the resulting royalty due to us typically within 60 days from the end of each quarter. Based on historical product sales, royalty receipts and other relevant information, we recognize royalty income each quarter and subsequently determine a true-up when we receive royalty reports and payment from our commercial partners. Historically, these true-up adjustments have been immaterial.

Feasibility Studies — We recognize revenue over the term of the statements of work under any funded feasibility study agreements. Revenue recognition for consideration, if any, related to a license option right is assessed based on the terms of any such future license agreement or is otherwise recognized at the completion of the feasibility study agreement.

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized within one year following the balance sheet date are classified as non-current deferred revenue.

Please refer to Note 4 for further details on the license and collaboration agreements into which we have entered and corresponding amounts of revenue recognized for the year ended December 31, 2019, for the six months transition period ended December 31, 2018 and for prior fiscal year periods.

Recognition of Expense in Outsourced Clinical Trial Agreements

We recognize research and development expense with respect to outsourced agreements for clinical trials with contract research organizations (“CROs”) as the services are provided, based on our assessment of the services performed. We make our assessments of the services performed based on various factors, including evaluation by the third-party CROs and our own internal review of the work performed during the period, measurements of progress by us or by the third-party CROs, data analysis with respect to work completed and our management’s judgment. We have agreements with two CROs to conduct the Phase 3 clinical trial program for YUTIQ, which we expect to complete in the first half of 2020. As of December 31, 2019, there were no material obligations remaining.

During fiscal 2019, the six months ended December 31, 2018 and for fiscal 2018, we recognized approximately $1.2 million, $1.5 million and $4.6 million, respectively, of research and development expense attributable to our YUTIQ Phase 3 clinical trial program. Changes in our estimates or differences between the actual level of services performed and our estimates may result in changes to our research and development expenses in future periods.

Results of Operations

Years Ended December 31, 2019 and 2018

	Year Ended December 31,		Change
	2019	2018	Amounts	%
		(unaudited)
	(In thousands except percentages)
Revenues:
Product sales, net	$16,824	$—	$16,824	N/A
Collaborative research and development	1,361	2,625	(1,264)	(48)%
Royalty income	2,180	1,946	234	12%
Total revenues	20,365	4,571	15,794	346%
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	2,687	—	2,687	N/A
Research and development	15,368	18,502	(3,134)	(17)%
Sales and marketing	29,772	9,658	20,114	208%
General and administrative	17,939	15,430	2,509	16%
Amortization of acquired intangible assets	2,460	—	2,460	N/A
Total operating expenses	68,226	43,590	24,636	57%
Loss from operations	(47,861)	(39,019)	(8,842)	23%
Other income (expense)
Interest income and other, net	1,054	420	634	151%
Interest expense	(6,176)	(2,362)	(3,814)	(161)%
Loss on extinguishment of debt	(3,810)	—	(3,810)	N/A
Change in fair value of derivative liability	—	(45,164)	45,164	N/A
Other expense, net	(8,932)	(47,106)	38,174	81%
Net loss	$(56,793)	$(86,125)	$29,332	34%

Product Sales, net

Product sales, net represents the gross sales of DEXYCU and YUTIQ less provisions for product sales allowances and accruals. We commenced U.S. commercial sales of YUTIQ in February 2019 and recorded net sales totaled $12.0 million for fiscal 2019.  We commenced commercial sales of DEXYCU in March 2019 and recorded net sales totaled $4.8 million for fiscal 2019.  We had no product revenue during the year ended December 31, 2018.

License and collaboration agreement

License and collaboration agreement revenues decreased by $1.3 million, or 48% to $1.4 million for fiscal 2019 compared to the prior year. This decrease was attributable primarily to (i) the $1.7 million payment we received from Ocumension in the year ended December 31, 2018 as initial payment for the YUTIQ license compared with the $1 million payment upon achieving their first development milestone for YUTIQ in China in fiscal 2019 and (ii) $540,000 in lower revenue associated with feasibility studies.

Royalty Income

Royalty income increased by $234,000, or 12%, to $2.2 million in fiscal 2019 compared to $1.9 million in the prior year. The increase was attributable primarily to a combination of an increase in the net sales-based royalty rate from 2% to 4% (effective December 2018) and higher ILUVIEN net sales under the Amended Alimera Agreement. This increase in ILUVIEN royalties was offset by recognizing revenue during only the first quarter of 2019 for Retisert royalty, as the licensee, Bausch and Lomb informed us that they consider this agreement to have ended due to the expiration of certain patents.

Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Cost of sales, excluding amortization of acquired intangible assets, of approximately $2.7 million for fiscal 2019 consisted of costs associated with the manufacturing of YUTIQ and DEXYCU, certain period costs and product shipping costs.  We expensed manufacturing costs as research and development expenses in the periods prior to FDA approval of the products. In the fourth quarter of 2018, we began capitalizing inventory costs for YUTIQ and DEXYCU manufactured in preparation for our launch in the United States. We had no cost of sales during the prior year.

Research and Development

Research and development expenses decreased by $3.1 million, or 17%, to $15.4 million for fiscal 2019 from $18.5 million in the prior year. This decrease was attributable primarily to (i) $2.2 million of contract research organization costs for our YUTIQ Phase 3 clinical development program, (ii) $1.8 million of amortization of the acquired intangible asset from the Icon Acquisition (classified as a separate line item post product launches, (iii) $1.1 million related to pre-launch DEXYCU batches for stability and manufacturing testing, and (iv) 887,000 of consulting expense, primarily regulatory related, partially offset by increases of (i) $1.7 million of net personnel and related expenses for the build-out of our medical affairs group and expansion of regulatory and quality staffs and (ii) $1.1 million for medical affairs related program expenses.

Sales and Marketing

With commencement of the commercial launches of DEXYCU and YUTIQ, we continued the build-out of our commercial infrastructure and marketing activities during fiscal 2019. Sales and marketing expenses increased by $20.1 million, or 208%, to $29.8 million for fiscal 2019 from $9.7 million in the prior year.  This increase was primarily attributable to (i) $10.6 million related to our contract sales organization which includes our YUTIQ and DEXYCU key account managers, (ii) $4.7 million of marketing programs and agency costs and (iii) $4.7 million of personnel and related costs.

General and Administrative

General and administrative expenses increased by $2.5 million, or 16%, to $17.9 million for fiscal 2019 from $15.4 million in the prior year. This increase was attributable primarily to (i) a $2.5 million increase in personnel and related expenses related to senior management additions and the full year impact of prior additions, in finance, legal, human resources, information technology and business development, including $760,000 of stock-based compensation and (ii) $347,000 in contracted services, primarily in outsourced IT for the build-out of commercial systems, partially offset by a $482,000 decrease in insurance costs, legal, audit and other professional fees.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets totaled $2.5 million for fiscal 2019.  This amount was attributable to the DEXYCU product intangible asset that resulted from the Icon Acquisition (see Note 3).  Prior to our product launches, the amortization was classified in Research and development.

Interest (Expense) Income

Interest expense totaled $6.2 million for fiscal 2019, which included $596,000 of amortization of debt discount and $1.1 million of non-cash payment-in-kind interest expense all related to the CRG Debt. Interest expense in the year ended December 31, 2018 was $2.4 million and related to the SWK Loan.

Interest income from amounts invested in an institutional money market fund increased to $1.1 million for fiscal 2019 compared to $420,000 in the prior year, due primarily to higher interest-bearing assets and higher money market interest rates.

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

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability totaled $45.2 million for fiscal 2018, attributable to the revaluation of the Second Tranche Warrants liability immediately prior to the late September 2018 exercise of the Second Tranche Warrants (see Note 13).  The resulting Second Tranche Warrants derivative liability balance of $38.7 million was reclassified to equity upon exercise of these warrants.

Six Months Ended December 31, 2018 and 2017

	Six Months Ended December 31,		Change
	2018	2017	Amounts	%
		(unaudited)
	(In thousands except percentages)
Revenues:
Collaborative research and development	$1,883	$601	$1,282	213%
Royalty income	1,045	717	328	46%
Total revenues	2,928	1,318	1,610	122%
Operating expenses:
Research and development	10,412	8,088	2,324	29%
Sales and marketing	8,174	—	8,174	N/A
General and administrative	8,901	5,044	3,857	76%
Total operating expenses	27,487	13,132	14,355	109%
Operating loss	(24,559)	(11,814)	(12,745)	(108)%
Interest income and other, net	367	49	318	649%
Interest expense	(1,642)	—	(1,642)	N/A
Change in fair value of derivative liability	(18,886)	—	(18,886)	N/A
Net loss	$(44,720)	$(11,765)	$(32,955)	(280)%

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

As a result of the adoption of ASC 606 on July 1, 2018, we recognized two quarters of royalty income under the Amended Alimera Agreement during the six months ended December 31, 2018 compared to one quarter of royalty income during the six months ended December 31, 2017. Commencing December 12, 2018 through calendar year 2020, the royalty rate on net sales of ILUVIEN increased from 2% to 4% (which represents a 6% royalty rate less a 2% offset for Alimera’s recovery of accumulated commercialization losses under the Prior Alimera Agreement).

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

On February 13, 2019, we refinanced the $20 million SWK Loan with a new term loan agreement with CRG that included an initial borrowing of $35 million at an interest rate of 12.5% per annum payable at the end of each calendar quarter. On April 22, 2019, we drew down an additional $15 million pursuant to an option in the loan agreement.

Interest income and other increased to $368,000 for the six months ended December 31, 2018 compared to $49,000 for the prior year period, due primarily to significantly higher average monthly amounts invested in an institutional money market fund and increasing money market interest rates.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability totaled $18.9 million for the six months ended December 31, 2018, attributable to the revaluation of the Second Tranche Warrants liability immediately prior to the late September 2018 exercise of the Second Tranche Warrants. The resulting Second Tranche Warrants derivative liability balance of $38.7 million was reclassified to equity upon exercise of these warrants.

For a discussion of the fiscal year ended June 30, 2018 compared to the year ended June 30, 2017, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Transition Report on Form 10-KT for the six-month transitional period ended December 31, 2018.

Recently Adopted and Recently Issued Accounting Pronouncements

New accounting pronouncements are issued periodically by the Financial Accounting Standards Board (“FASB”), and are adopted by us as of the specified effective dates. Unless otherwise disclosed below, we believe that the impact of recently issued and adopted pronouncements will not have a material impact on our financial position, results of operations and cash flows or do not apply to our operations.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU 2015-14, which officially deferred the effective date of ASU 2014-09 by one year, while also permitting early adoption. As a result, ASU 2014-09 became effective on July 1, 2018. We adopted this standard as of July 1, 2018. The adoption of ASC 606 represents a change in accounting principle that more closely aligns revenue recognition with the delivery of our services and provides financial statement readers with enhanced disclosures. We applied ASC 606 using the modified retrospective method. The cumulative effect of initially applying the new revenue standard resulted in a $218,000 reduction to the opening balance of accumulated deficit at July 1, 2018.

In February 2016, the FASB issued ASU  No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which contains certain amendments to ASU 2016-02 intended to provide relief in implementing the new standard. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all operating leases, with an exception provided for leases with a duration of one year or less. We adopted ASU 2016-02 on January 1, 2019 using the modified retrospective transition approach which, pursuant to ASU 2018-11, allows companies to recognize existing leases at the adoption date without requiring comparable period presentation. Comparative periods are presented in accordance with the previous guidance in Accounting Standards Codification (“ASC”) 840, Leases.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. This standard will be effective for us in the first quarter of our fiscal year ending December 31, 2020. We are currently evaluating the impact the adoption of this update will have on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments simplify the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. This standard will be effective for us in the first quarter of our fiscal year ending December 31, 2021. We are currently evaluating the impact the adoption of this update will have on our consolidated financial statements.

Liquidity and Capital Resources

Our operations for fiscal 2019 were financed primarily from $45.3 million of cash and cash equivalents at December 31, 2018, approximately $18.3 million of gross proceeds from the March 2019 underwritten stock offering and approximately $11.4 million from the refinancing of our debt with CRG in February 2019 and an additional $15 million drawdown in April 2019. At December 31, 2019, our cash and cash equivalents totaled $22.2 million.

As of December 31, 2019, our long-term debt consisted of $51.1 million, which represented the amount outstanding under the CRG Loan. On February 13, 2019, we refinanced the existing SWK Loan in connection with entering into a new term loan facility (the “Loan”) of up to $60 million with CRG (the “Loan Agreement”). Based on an initial loan borrowing of $35.0 million, reduced by aggregate fees and expenses of $875,000, and the repayment of (i) the SWK Loan principal and (ii) approximately $2.7 million representing a contractual prepayment premium, an exit fee and a make whole interest charge, the refinancing provided us with an incremental $11.4 million on the transaction date. We borrowed an additional $15.0 million in April 2019. Subject to achieving product net revenue from YUTIQ and DEXYCU of at least $25 million during any three-month period ending on or before March 31, 2020, we are entitled to borrow up to an additional $10.0 million.

The Loan bears interest at a per annum rate (subject to increase during an event of default) equal to 12.5%, of which 2.5% may be paid in-kind at our election, so long as no default or event of default under the Loan Agreement has occurred and is continuing. We are required to make quarterly, interest only payments until the Maturity Date. In addition, we were required to pay an upfront fee of 1.5% of the principal amount of the Loan (excluding any paid-in-kind amounts), which is payable as amounts are advanced under the Loan. We will also be required to pay an exit fee equal to 6% of the aggregate principal amount advanced under the Loan Agreement.

Subject to certain exceptions, we are required to make mandatory prepayments of the Loan with the proceeds of assets sales and in the event of a change of control of our Company. In addition, we may make a voluntary prepayment of the Loan, in whole or in part, at any time. All mandatory and voluntary prepayments of the Loan are subject to the payment of prepayment premiums as follows: (i)  if prepayment occurs after December 31, 2019 and on or prior to December 31, 2020, 5% of the aggregate outstanding principal amount of the Loan being prepaid and (ii) if prepayment occurs after December 31, 2020 and on or prior to December 31, 2021, an amount equal to 3% of the aggregate outstanding principal amount of the Loan being prepaid. No prepayment premium is due on any principal prepaid after December 31, 2021.

Certain of our existing and future subsidiaries, including the Guarantors, are guaranteeing the obligations of ours under the Loan Agreement. Our obligations under the Loan Agreement and the guarantee of such obligations are secured by a pledge of substantially all of our and the Guarantors’ assets.

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

•

liquidity in an amount which shall exceed the greater of (i) $5 million and (ii) to the extent we have incurred certain permitted debt, the minimum cash balance, if any, required of us by the creditors of such permitted debt; and

•

annual minimum product revenue from YUTIQ and DEXYCU: (i) for the twelve-month period beginning on January 1, 2020 and ending on December 31, 2020, of at least $45 million, (ii) for the twelve-month period beginning on January 1, 2021 and ending on December 31, 2021, of at least $80 million and (iii) for the twelve-month period beginning on January 1, 2022 and ending on December 31, 2022, of at least $90 million.

We expect that our cash and cash equivalents combined with the February 2020 underwritten public offering proceeds and projected cash inflows from anticipated YUTIQ and DEXYCU product sales can fund our operating plan into 2021. We are closely monitoring ongoing developments in connection with the COVID-19 pandemic, which may negatively impact our commercial prospects and projected cash inflows in 2020. We will continue to assess our cash and cash equivalents and, if circumstances warrant, we will make appropriate adjustments to our operating plan.

However, with the exception of net income for the fiscal year ended June 30, 2015 resulting from our receipt of the $25.0 million ILUVIEN FDA-approval milestone, we have predominantly incurred operating losses since inception, and at December 31, 2019 we had a total accumulated deficit of $465.3 million and working capital of $30.2 million. We do not currently have any significant assured sources of additional financing. We have a limited history of direct commercialization of our products and there is no assurance that we will receive significant revenues from our sales of YUTIQ or DEXYCU to fund operations. In addition to our cash and cash equivalents of $22.2 million at December 31, 2019, we received incremental financing cash flows of approximately $20.3 million net proceeds from our February 2020 stock offering, excluding approximately $300,0000 of additional unpaid share issue costs. As a result, the inherent uncertainty associated with achieving sufficient operating and financing cash flows continue to raise substantial doubt about our ability to continue as a going concern for one year from the issuance of our financial statements included in this Annual Report on Form 10-K.

Our plans that are intended to mitigate those conditions include continuing to fulfill our funding needs through cash inflows from revenue of YUTIQ and DEXYCU product sales, licensing arrangements, additional capital raise or other arrangements. We believe our plans in place will be sufficient to fund our operating plan for the next 12 months. Although we believe such plans, if executed, should provide us with sufficient financing to meet our needs, there is no assurance that additional funding will be achieved and that we will succeed in our future operations. Actual cash requirements could differ from management’s projections due to many factors, including the success of commercialization for YUTIQ and DEXYCU, the actual costs of these commercialization efforts, additional investments in research and development programs, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

The amount of additional capital we will require will be influenced by many factors, including, but not limited to:

•

the success of our U.S. direct commercialization of DEXYCU for the treatment of postoperative ocular inflammation including, among other things, patient and physician acceptance of DEXYCU and our ability to obtain adequate coverage and reimbursement for DEXYCU;

•

the success of our U.S. direct commercialization of YUTIQ for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye including, among other things, patient and physician acceptance of YUTIQ and our ability to obtain adequate coverage and reimbursement for YUTIQ;

•	the cost of commercialization activities for DEXYCU and YUTIQ, including product manufacturing, marketing, sales and distribution;
•	the success of EYP-1901 as a vital, new six-month treatment for serious eye diseases including wAMD, DR and RVO;
•

the timing and clinical development of our product candidates, including EYP-1901 and our YUTIQ50, six-month duration potential treatment for non-infectious uveitis affecting the posterior segment of the eye;

•	whether and to what extent we internally fund, whether and when we initiate, and how we conduct other product development programs;
•	payments we receive under any new collaboration agreements;
•	whether and when we are able to enter into strategic arrangements for our products or product candidates and the nature of those arrangements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims;
•	changes in our operating plan, resulting in increases or decreases in our need for capital;
•	our views on the availability, timing and desirability of raising capital; and
•	the extent to which our business could be adversely impacted by the effects of the COVID-19 coronavirus pandemic or by other pandemics, epidemics or outbreaks.

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

Our consolidated statements of historical cash flows are summarized as follows (in thousands):

	Year ended December 31,		Six Months Ended December 31,
	2019	2018	2018	2017
		(unaudited)		(unaudited)
Net loss:	$(56,793)	$(86,126)	$(44,720)	$(11,765)
Changes in operating assets and liabilities	(12,536)	962	(940)	(977)
Other adjustments to reconcile net loss to cash flows from operating activities	12,630	51,677	23,074	1,736
Cash flows used in operating activities	$(56,699)	$(33,487)	$(22,586)	$(11,006)
Cash flows (used in) provided by investing activities	$(213)	$(16,956)	$(132)	$(64)
Cash flows provided by financing activities	$33,864	$82,831	$29,204	$7,044

Operating cash outflows for the year ended December 31, 2019 totaled $56.7 million, primarily due to our net loss of $56.8 million, reduced by $12.6 million of non-cash expenses, which included $4.7 million of stock-based compensation, a $3.8M loss on extinguishment of our SWK debt and $2.5 million amortization of the DEXYCU finite-lived intangible asset. Further use of cash in operating activities resulted from primarily an increase of $11.1 million in accounts receivable from our launch of our two commercial products, a $4.6 million increase in prepaid expenses primarily related to commercialization activities and a $1.9 million increase in product inventory.

Operating cash outflows for the year ended December 31, 2018 totaled $33.5 million, primarily attributable to our net loss of $86.1 million, reduced by $51.2 million of non-cash expenses, primarily from the $45.2 million change in fair value of our derivative liability and $4.0 million of stock-based compensation. Further adjustments of cash in operating activities resulted primarily from an increase in accounts payable and accrued expenses partially offset by a decrease in deferred revenue related to a feasibility study.

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

Cash flows from investing activities for the year ended December 31, 2018 consisted principally of $16.8 million of cash used, net of cash acquired plus transaction costs, for the Icon acquisition. Purchases of property and equipment totaled $213,000 in fiscal 2019 and $132,000 in the six months and twelve months ended December 31, 2018.

Cash flows from financing activities for fiscal 2019 totaled $33.9 million and consisted primarily of (i) $33.8 million of net proceeds from the initial drawdown under the CRG Loan Agreement, net of debt issue costs, (ii) $18.3 million of net proceeds from the issuance of 10,526,500 shares of our Common Stock, (iii) $14.8 million of net proceeds from our second drawdown under the

CRG Loan Agreement offset by payment of a $15.0 million development milestone that was due to the former Icon security holders following the first commercial sale of DEXYCU, (iv) $398,000 of proceeds from the exercise of stock options, (v) $4.3 million of net proceeds from the issuance of 2,998,877 shares of our Common Stock sold utilizing our ATM.; partially offset by (vi) $22.7 million repayment of the SWK Loan, which included principal of $20.0 million, a $1.2 million prepayment penalty, a $1.2 million exit fee and $306,000 of make whole interest.

Cash flows from financing activities for the year ended December 31, 2018 were related primarily to the Icon acquisition and to support investments in commercial infrastructure, sales, marketing and medical affairs in preparation for the launch of DEXYCU and YUTIQ. These financing cash flows included approximately (i) $35.0 million of aggregate gross proceeds from the sale of 8,606,324 shares of common stock in the First Tranche Transaction and the sale of 20,184,224 Units in the Second Tranche Transaction and (ii) $20.0 million of gross proceeds from a term loan agreement with SWK. Share issue and debt issue costs totaled approximately $1.9 million in connection with these financing transactions.  Cash flows from financing activities for the six months and inclusive for the twelve months ended December 31, 2018 consisted primarily of (i) approximately $28.9 million of gross proceeds from the exercise of the Second Tranche Warrants. Cash flows from financing activities for the six months ended December 31, 2017 consisted of $7.0 million of proceeds, net of share issue costs, from sales of 5,900,000 common shares under our ATM program.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item may be found on pages F-1 through F-35 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, our management concluded that, as of such date, our internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting as of December 31, 2019, which is included on page F-3 of our Annual Report on Form 10-K.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the last quarter of the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of EyePoint Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of EyePoint Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 13, 2020, expressed an unqualified opinion on those financial statements, and included explanatory paragraphs regarding the Company’s adoption of new accounting standards and the substantial doubt about the Company’s ability to continue as a going concern.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 13, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2020 annual meeting of stockholders, pursuant to Regulation 14A of the Exchange Act of 1934, also referred to in this Annual Report on Form 10-K as our 2020 Proxy Statement, which we expect to file with the SEC no later than April 29, 2020.

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

Other Information

The other information required to be disclosed in Item 10 is hereby incorporated by reference to our 2020 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be disclosed in Item 11 is hereby incorporated by reference to our 2020 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed in Item 12 is hereby incorporated by reference to our 2020 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed in Item 13 is hereby incorporated by reference to our 2020 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be disclosed in Item 14 is hereby incorporated by reference to our 2020 Proxy Statement.

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

(a)(3) Exhibits.

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

	Articles of Incorporation and By-Laws

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1

3.2	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	10-K	09/13/17	3.2

3.3	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	8-K	04/02/18	3.1

3.4	Certificate of Amendment of Certificate of Incorporation, as amended of EyePoint Pharmaceuticals, Inc.	8-K	06/27/18	3.1

3.5	By-Laws of EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	3.5

3.6	Amendment No. 1 to the By-Laws of EyePoint Pharmaceuticals, Inc.	8-K	11/06/18	3.1

	Instruments Defining the Rights of Security Holders

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1

4.2	Warrant to Purchase Common Stock of pSivida Corp., issued March 28, 2018, to SWK Funding, LLC	8-K	03/29/18	4.1

4.3	Registration Rights Agreement, dated as of March 28, 2018, by and among pSivida Corp. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P.	8-K	03/29/18	10.3

4.4	Second Registration Rights Agreement, dated as of June 25, 2018, by and among EyePoint Pharmaceuticals, Inc. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P. and each other person identified on the signature pages thereto	8-K	06/27/18	10.1

4.5(a)	Description of Securities of EyePoint Pharmaceuticals, Inc.

	Material Contracts - Management Contracts and Compensatory Plans
10.1	Employment Agreement between pSivida Corp. and Nancy Lurker, dated September 15, 2016	10-Q	11/08/16	10.1

10.2	Amended and Restated Performance-Based Restricted Stock Unit Award Agreement, dated December 21, 2016, by and between pSivida Corp. and Nancy Lurker	8-K	12/23/16	10.1

10.3	Nonstatutory Stock Option Inducement Award granted to Nancy Lurker, subject to shareholder approval, with effect from September 15, 2016	10-Q	11/08/16	10.3

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.
10.4	Employment Agreement, between EyePoint Pharmaceuticals, Inc. and Dario Paggiarino, dated March 27, 2018	10-Q	05/10/18	10.7

10.5	Employment Agreement between EyePoint Pharmaceuticals, Inc. Scott Jones, dated May 30, 2019	10-Q	08/07/19	10.4

10.6	Employment Agreement, dated November 14, 2019, by and between EyePoint Pharmaceuticals, Inc. and George Elston	8-K	11/19/19	10.1

10.7+	Form of Stock Option Certificate for grants to executive officers under the pSivida Corp. 2008 Incentive Plan	8-K	09/10/08	10.1

10.8+	Form of Stock Option Certificate for grants to executive officers under the EyePoint Pharmaceuticals, Inc. 2016 Long Term Incentive Plan, as amended	10-Q	02/08/18	10.1

10.9+	Form of Deferred Stock Unit Award for grants to non-executive directors under the EyePoint Pharmaceuticals, Inc. 2016 Long Term Incentive Plan, as amended	10-Q	02/08/18	10.2

10.10+	Form of Stock Option Award Agreement for Inducement grants to executive officers	10-K	09/18/18	10.15

10.11	2008 Equity Incentive Plan, as amended on November 19, 2009	10-K	09/10/15	10.6

10.12	pSivida Corp. 2016 Long Term Incentive Plan, as amended	10-Q	02/09/17	4.1

10.13+	Form of Restricted Stock Unit Award for grants to executive officers under the pSivida Corp. 2016 Long Term Incentive Plan, as amended	10-K	09/13/17	10.18

10.14+	Form of Performance-Based Stock Unit Award for grants under the pSivida Corp. 2016 Long Term Incentive Plan, as amended	10-K	09/13/17	10.19

10.15	Stock Option Award Agreement, dated August 14, 2018, by and between EyePoint Pharmaceuticals, Inc. and John Weet	10-Q	11/09/18	10.5

10.16	Stock Option Award Agreement, dated November 26, 2018, by and between EyePoint Pharmaceuticals, Inc. and Ron Honig	10-K	03/18/19	10.25

10.17	EyePoint Pharmaceuticals, Inc. 2016 Long Term Incentive Plan	8-K	06/28/19	10.1

10.18	Amendment No. 1 to EyePoint Pharmaceuticals, Inc. 2016 Long Term Incentive Plan	8-K	06/28/19	10.2

10.19	EyePoint Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan	8-K	06/28/19	10.3

10.20+	Form of Indemnification Agreement between EyePoint Pharmaceuticals, Inc. and its officers and directors	10-Q	08/07/19	10.5

	Material Contracts - Leases

10.21	Lease Agreement between pSivida Corp. and Farley White Aetna Mills, LLC dated November 1, 2013	10-Q	11/13/13	10.1

10.22	First Amendment of Lease, dated February 6, 2014, between Farley White Aetna Mills and pSivida Corp.	10-K	09/18/18	10.24

10.23	Second Amendment of Lease, dated May 14, 2018, between Whetstone Riverworks Holdings, LLC and EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	10.25

	Material Contracts - License and Collaboration Agreements

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.
10.24#	Second Amended and Restated Collaboration Agreement by and between pSivida US, Inc. and Alimera Sciences, Inc. dated July 10, 2017	10-K	09/13/17	10.23

	Material Contracts - Other Agreements

10.25	Securities Purchase Agreement, dated as of March 28, 2018, by and among pSivida Corp. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P.	8-K	03/29/18	10.1

10.26	Second Securities Purchase Agreement, dated as of March 28, 2018, by and among pSivida Corp. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P. and each other person identified on the signature pages thereto	8-K	03/29/18	10.2

10.27	Agreement and Plan of Merger, dated March 28, 2018, by and among pSivida Corp., Oculus Merger Sub, Inc., Icon Bioscience, Inc. and Shareholder Representative Services LLC	8-K	03/29/18	10.5

10.28	At Market Issuance Sales Agreement, dated January 18, 2019, by and between EyePoint Pharmaceuticals, Inc. and B. Riley FBR, Inc.	8-K	01/18/19	10.1

10.29	Term Loan Agreement, dated February 13, 2019, among EyePoint Pharmaceuticals, Inc., as Borrower, EyePoint Pharmaceuticals US, Inc. and Icon Bioscience, Inc., as Subsidiary Guarantors, and CRG Servicing LLC, as Administrative Agent and Collateral Agent	8-K	02/19/19	10.1

10.30	Fee Letter, dated February 13, 2019, by and between EyePoint Pharmaceuticals, Inc. and CRG Servicing LLC	8-K	02/19/19	10.2

10.31	Waiver To Term Loan Agreement, dated November 19, 2019, among EyePoint Pharmaceuticals, as Borrower, EyePoint Pharmaceuticals US, Inc. and Icon Bioscience, Inc., as subsidiary guarantors and CRG Servicing LLC, as Administrative Agent and Collateral Agent	8-K	11/22/19	10.1

10.32(a)#	Exclusive License Agreement, dated February 3, 2020, between EyePoint Pharmaceuticals, Inc. and Equinox Science, LLC
	Other Exhibits

21.1(a)	Subsidiaries of EyePoint Pharmaceuticals, Inc.

23.1(a)	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP

31.1(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2(a)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1(a)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(a)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

101

The following materials from EyePoint Pharmaceuticals’ Annual Report on Form 10-K for the year ended December 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2019 and 2018; (ii) Consolidated Statements of Comprehensive Loss for the year ended December 31, 2019, the six months ended December 31, 2018, and the years ended June 30, 2018 and 2017; (iii) Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2019, the six months ended December 31, 2018, and the years ended June 30, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the year ended December 31, 2019, the six months ended December 31, 2018, and the years ended June 30, 2018 and 2017; and (v) Notes to Consolidated Financial Statements.

#	Portions of this exhibit have been omitted in compliance with Item 601 of Regulation S-K.
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

Date: March 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/S/ GÖRAN ANDO	Chairman of the Board of Directors	March 13, 2020
Göran Ando

/S/ NANCY LURKER	President, Chief Executive Officer and Director	March 13, 2020
Nancy Lurker	(Principal Executive Officer)

/S/ GEORGE ELSTON	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2020
George Elston

/S/ WENDY DICICCO	Director	March 13, 2020
Wendy DiCicco

/S/ DAVID J. MAZZO	Director	March 13, 2020
David J. Mazzo

/S/ DOUGLAS GODSHALL	Director	March 13, 2020
Douglas Godshall

/S/ JAY DUKER	Director	March 13, 2020
Jay Duker

/S/ KRISTINE PETERSON	Director	March 13, 2020
Kristine Peterson

/S/ RONALD W. EASTMAN	Director	March 13, 2020
Ronald W. Eastman

/S/ JOHN LANDIS	Director	March 13, 2020
John Landis

/S/ DAVID R. GUYER	Director	March 13, 2020
David R. Guyer

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of EyePoint Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EyePoint Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and December 31, 2018, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2019, six month period ended December 31, 2018, and the years ended June 30, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2019, six month period ended December 31, 2018, and the years ended June 30, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the combination of the Company’s limited currently available cash, cash equivalents and available borrowings, together with its history of losses, and the uncertainty in timing of cash receipts from its newly launched products raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has adopted Accounting Standards Update 842, Leases, using the modified retrospective approach on January 1, 2019.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for revenue from contracts with customers in the six month period ended December 31, 2018 due to the adoption of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, using the modified retrospective method on July 1, 2018.

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

March 13, 2020

We have served as the Company’s auditor since 2008.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$22,214	$45,261
Accounts and other receivables, net	11,368	627
Prepaid expenses and other current assets	5,997	1,434
Inventory	2,138	279
Total current assets	41,717	47,601
Property and equipment, net	357	288
Operating lease right-of-use assets	3,078	—
Intangible assets, net	27,669	30,129
Restricted cash	150	150
Total assets	$72,971	$78,168
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,192	$2,640
Accrued expenses	6,832	3,789
Accrued development milestone	—	15,000
Deferred revenue	15	30
Operating lease liabilities - current portion	481	—
Total current liabilities	11,520	21,459
Long-term debt	47,223	17,621
Operating lease liabilities - noncurrent portion	2,898	—
Other long-term liabilities	3,000	1,455
Total liabilities	64,641	40,535
Contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 150,000,000 shares authorized ; 109,417,322 and 95,372,236 shares issued and outstanding at December 31, 2019 and 2018, respectively	109	95
Additional paid-in capital	472,667	445,192
Accumulated deficit	(465,286)	(408,493)
Accumulated other comprehensive income	840	839
Total stockholders’ equity	8,330	37,633
Total liabilities and stockholders’ equity	$72,971	$78,168

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands except per share data)

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2019	2018	2018	2017
Revenues:
Product sales, net	$16,824	$—	$—	$—
License and collaboration agreements	1,361	1,883	1,343	6,569
Royalty income	2,180	1,045	1,618	970
Total revenues	20,365	2,928	2,961	7,539
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	2,687	—	—	—
Research and development	15,368	10,412	16,178	14,880
Sales and marketing	29,772	8,174	1,512	—
General and administrative	17,939	8,901	11,545	11,235
Amortization of acquired intangible assets	2,460	—	—	—
Total operating expenses	68,226	27,487	29,235	26,115
Loss from operations	(47,861)	(24,559)	(26,274)	(18,576)

Other income (expense):
Interest and other income, net	1,054	367	101	91
Interest expense	(6,176)	(1,642)	(720)	—
Loss on extinguishment of debt	(3,810)	—	—	—
Change in fair value of derivative liability	—	(18,886)	(26,278)	—
Total other expense, net	(8,932)	(20,161)	(26,897)	91
Net loss	$(56,793)	$(44,720)	$(53,171)	$(18,485)
Net loss per share:
Basic and diluted	$(0.54)	$(0.53)	$(1.15)	$(0.52)
Weighted average common shares outstanding:
Basic and diluted	104,307	85,057	46,226	35,344
Net loss	$(56,793)	$(44,720)	$(53,171)	$(18,485)
Other comprehensive income (loss):
Foreign currency translation adjustments	1	1	5	(21)
Net unrealized gain on marketable securities	—	—	—	2
Other comprehensive income (loss)	1	1	5	(19)
Comprehensive loss	$(56,792)	$(44,719)	$(53,166)	$(18,504)

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance at June 30, 2016	34,172,919	34	312,208	(292,213)	852	20,881
Cumulative effect of change in accounting principle (Note 2)	—	—	122	(122)	—	—
Net loss	—	—	—	(18,485)	—	(18,485)
Other comprehensive loss	—	—	—	—	(19)	(19)
Issuance of stock, net of issue costs	5,100,000	5	8,399	—	—	8,404
Exercise of stock options	84,080	—	99	—	—	99
Stock-based compensation	—	—	2,456	—	—	2,456
Balance at June 30, 2017	39,356,999	39	323,284	(310,820)	833	13,336
Net loss	—	—	—	(53,171)	—	(53,171)
Other comprehensive income	—	—	—	—	5	5
Issuance of stock, net of issue costs	34,690,548	35	47,947	—	—	47,982
Fair value of warrants issued	—	—	355	—	—	355
Exercise of stock options	310,900	—	503	—	—	503
Vesting of stock units	153,601	—	(27)	—	—	(27)
Stock-based compensation	—	—	2,704	—	—	2,704
Balance at June 30, 2018	74,512,048	74	374,766	(363,991)	838	11,687
Net loss	—	—	—	(44,720)	—	(44,720)
Other comprehensive income	—	—	—	—	1	1
Cumulative effect adjustment for adoption of new accounting principle (Note 2)	—	—	—	218	—	218
Exercise of warrants	20,184,224	21	28,842	—	—	28,863
Exercise of stock options	362,291	—	536	—	—	536
Vesting of stock units	313,673	—	(168)	—	—	(168)
Settlement of derivative liability	—	—	38,666	—	—	38,666
Stock-based compensation	—	—	2,550	—	—	2,550
Balance at December 31, 2018	95,372,236	$95	$445,192	$(408,493)	$839	$37,633
Net loss	—	—	—	(56,793)	—	(56,793)
Other comprehensive income	—	—	—	—	1	1
Issuance of stock, net of issue costs	13,525,377	13	22,614	—	—	22,627
Exercise of stock options	223,426	1	413	—	—	414
Vesting of stock units	296,283	—	(120)	—	—	(120)
Stock-based compensation	—	—	4,568	—	—	4,568
Balance at December 31, 2019	109,417,322	$109	$472,667	$(465,286)	$840	$8,330

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2019	2018	2018	2017
Cash flows from operating activities:
Net loss	$(56,793)	$(44,720)	$(53,171)	$(18,485)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization of intangible assets	2,460	1,229	981	724
Depreciation of property and equipment	144	97	167	91
Amortization of debt discount	596	312	209	—
Amortization of bond (discount) premium on marketable securities	—	—	—	(9)
Non-cash interest expense	1,052	—	—	—
Loss on extinguishment of debt	3,810	—	—	—
Amortization of noncurrent portion of deferred revenue	—	—	—	(5,585)
Stock-based compensation	4,568	2,550	2,704	2,456
Change in fair value of derivative liability	—	18,886	26,278	—
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(15,304)	(711)	(167)	120
Inventory	(1,859)	(279)	—	—
Accounts payable and accrued expenses	4,596	(204)	1,162	304
Right-of-use assets and operating lease liabilities	46	—	—	—
Deferred revenue	(15)	30	(50)	(97)
Deferred rent	—	224	(20)	(9)
Net cash used in operating activities	(56,699)	(22,586)	(21,907)	(20,490)
Cash flows from investing activities:
Purchases of marketable securities	—	—	—	(5,052)
Maturities of marketable securities	—	—	—	18,743
Acquisition of Icon Bioscience Inc., net of cash acquired	—	—	(16,780)	—
Purchases of property and equipment	(213)	(132)	(108)	(147)
Proceeds from sale of property and equipment	—	—	—	33
Net cash (used in) provided by investing activities	(213)	(132)	(16,888)	13,577
Cash flows from financing activities:
Proceeds from exercise of warrants	—	28,863	—	—
Proceeds from issuance of stock, net of issuance costs	22,627	—	41,515	8,404
Proceeds from issuance of long-term debt	50,000	—	20,000	—
Payment of debt issue costs	(1,341)	—	(1,347)	—
Payment of long-term debt principal	(20,000)	—	—	—
Payment of extinguishment of debt costs	(2,716)	—	—	—
Net settlement of stock units to satisfy statutory tax withholding	(120)	(195)	—	—
Proceeds from exercise of stock options	414	536	503	99
Payment of contingent development milestone	(15,000)	—	—	—
Net cash provided by financing activities	33,864	29,204	60,671	8,503
Effect of foreign exchange rate changes on cash and cash equivalents	1	(1)	2	(5)
Net increase (decrease) in cash, cash equivalents and restricted cash	(23,047)	6,485	21,878	1,585
Cash, cash equivalents and restricted cash at beginning of year	45,411	38,926	17,048	15,463
Cash, cash equivalents and restricted cash at end of year	$22,364	$45,411	$38,926	$17,048
Supplemental cash flow information:
Cash interest paid	$4,870	$1,241	$258	$—
Supplemental disclosure of non-cash investing and financing activities:
Accrued development milestone	—	—	15,000	—
Accrued term loan exit fee	3,000	—	1,200	—
Fair value of second tranche purchase liability	—	—	4,734	—
Fair value of warrants issued with debt	—	—	355	—
Fair value of second tranche warrants	—	—	18,165	—

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Operations

EyePoint Pharmaceuticals, Inc. (together with its subsidiaries, the “Company”), incorporated in Delaware, is a pharmaceutical company committed to developing and commercializing innovative ophthalmic products for the treatment of eye diseases. The Company has two products, YUTIQ® and DEXYCU®, which were approved by the United States (“U.S.”) Food and Drug Administration (“FDA”) in 2018.

YUTIQ (fluocinolone acetonide intravitreal implant) 0.18 mg for intravitreal injection, was launched directly in the U.S. in February 2019. YUTIQ is indicated for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye, which affects between 60,000 to 100,000 people in the U.S. each year and causes approximately 30,000 new cases of blindness every year, making it the third leading cause of blindness. Injected into the eye in an office visit, YUTIQ is a micro-insert that delivers a micro-dose of a corticosteroid to the back of the eye on a sustained constant (zero order release) basis for up to 36 months. YUTIQ is based on the Company’s proprietary Durasert® sustained-release drug delivery technology platform, which can deliver drugs for predetermined periods of time ranging from months to years.

DEXYCU (dexamethasone intraocular suspension) 9%, for intraocular administration, was launched directly in the U.S. in March 2019.  Indicated for the treatment of post-operative ocular inflammation, DEXYCU is administered as a single dose at the end of ocular surgery and is the first long-acting intraocular product approved by the FDA for this indication. DEXYCU utilizes the Company’s proprietary Verisome® drug-delivery platform, which allows for a single intraocular injection that releases dexamethasone, a corticosteroid, over time. There were approximately 3.8 million cataract surgeries performed during 2018 in the U.S. and the Company launched DEXYCU with a primary focus on its use following cataract surgery. The Company acquired DEXYCU in connection with its acquisition of Icon Bioscience, Inc. (“Icon”) in March 2018.

ILUVIEN® for diabetic macular edema (“DME”), the Company’s lead licensed product, is sold directly in the U.S. and several European Union (“EU”) countries by Alimera Sciences, Inc. (“Alimera”). In July 2017, the Company expanded its license agreement with Alimera to include the uveitis indication utilizing the Durasert technology in Europe, the Middle East and Africa (“EMEA”), which received European regulatory approval in March 2019 and, subject to obtaining pricing and reimbursement in each applicable country, will be marketed as ILUVIEN. Retisert®, one of the Company’s earlier generation products, was approved in 2005 by the FDA for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye and is sold in the U.S. by Bausch & Lomb Inc. (“Bausch & Lomb”). The patent with which Retisert is marked expired in March 2019. As such, Bausch & Lomb discontinued paying royalties after March 2019.

EYP-1901, 6-Month bioerodible Durasert Vorolanib – Tyrosine Kinase Inhibitor (“TKI”) is being advanced as a potential treatment for wet age-related macular degeneration (“wAMD”), diabetic retinopathy (“DR”) and retinal vein occlusion (“RVO”). The Company has completed initial animal pharmacokinetic and toxicology studies and expect to initiate GLP toxicology studies in the first quarter of 2020 to support the filing of an Investigational New Drug application with the FDA.

YUTIQ50 is being developed as a 6-month dosing option for treatment of chronic non-infectious uveitis affecting the posterior segment of the eye. The Company has consulted with the FDA and identified a clinical pathway for an sNDA filing that involves a clinical trial of approximately 60 patients, randomized 2:1. The Company is currently evaluating the timeline and investment requirements for the initiation of this study.

The Company’s development programs are focused primarily on developing sustained release products that utilize its Durasert technology platform to deliver drugs to treat chronic diseases. The Company’s strategy includes developing products independently while continuing to leverage its technology platforms, including Verisome, through collaborations and license agreements.

Liquidity

The Company has a history of operating losses and has not had significant recurring cash inflows from revenue. The Company’s operations have been financed primarily from sales of its equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from its collaboration partners. In the first quarter of 2019, the Company commenced the U.S. launch of its first two commercial products, YUTIQ and DEXYCU. However, the Company, has no history of direct commercialization of its products and management does not yet have sufficient historical evidence to assert that it is probable that the Company will receive sufficient revenues from its product sales to fund operations. As of December 31, 2019, the Company has had recurring operating losses since its inception and has an accumulated deficit of approximately $465.3 million and working capital of $30.2 million. In addition to total cash and cash equivalents of $22.2 million at December 31, 2019, the Company received net proceeds of $20.3 million on February 25, 2020 from the issuance of common stock (“Common Stock”), excluding approximately $300,000 of additional unpaid share issue costs (see Note 18).

Accordingly, the foregoing conditions, taken together, continue to raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s plans that are intended to mitigate those conditions include continuing to fulfill its funding needs through cash inflows from revenue of YUTIQ and DEXYCU product sales, licensing arrangements, additional capital raise or other arrangement. The Company believes its plans in place will be sufficient to fund the Company’s operating plan for the next 12 months. Although the Company believes such plans, if executed, should provide the Company sufficient financing to meet its needs, there is no assurance that additional funding will be achieved and that the Company will succeed in its future operations. Actual cash requirements could differ from management’s projections due to many factors, including the success of commercialization for YUTIQ and DEXYCU, the actual costs of these commercialization efforts, additional investments in research and development programs, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

2.	Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are presented in U.S. dollars in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and include the accounts of EyePoint Pharmaceuticals, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Change in Fiscal Year

As previously reported, the Company changed its fiscal year end to December 31 from June 30 effective January 1, 2019. This Annual report on Form 10-K is for the twelve months ended December 31, 2019, which may be referred to in this report as fiscal 2019. The Company previously filed a Transition Report for the six-month transitional financial statements as of and for the period ended December 31, 2018, which was referred to as the transition period. The years ended June 30, 2018 and 2017 may be referred to herein as fiscal 2018 and fiscal 2017, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the consolidated financial statements and the reported amounts and disclosure of revenues and expenses during the reporting periods. Significant management estimates and assumptions include, among others, those related to reserves for variable consideration related to product sales, revenue recognition for multiple-deliverable arrangements, recognition of expense in outsourced clinical trial agreements, realization of deferred tax assets and the valuation of derivative liabilities, stock options and other equity awards. Actual results could differ from these and other estimates.

Foreign Currency

The functional currency of the Company and each of its subsidiaries is the currency of the primary economic environment in which each such entity operates—the U.S. dollar or the Pound Sterling.

Assets and liabilities of the Company’s foreign subsidiary are translated at period-end exchange rates. Amounts included in the consolidated statements of comprehensive loss and cash flows are translated at the weighted average exchange rates for the period. Gains and losses from currency translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity in the consolidated balance sheets. The balance of accumulated other comprehensive income attributable to foreign currency translation was $840,000 and $839,000 at December 31, 2019 and 2018, respectively. Foreign currency gains or losses arising from transactions denominated in foreign currencies, whether realized or unrealized, are recorded in interest and other income, net in the consolidated statements of comprehensive loss and were not significant for all periods presented.

Cash Equivalents

Cash equivalents represent highly liquid investments with maturities of three months or less at the date of purchase, principally consisting of institutional money market funds.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. At December 31, 2019, a total of $20.0 million, representing all of the Company’s interest-bearing cash equivalent balances, were concentrated in one U.S. Government institutional money market fund that had investments consisting primarily of U.S. Government Agency debt, U.S. Treasury debt, U.S. Treasury Repurchase Agreements and U.S.

Government Agency Repurchase Agreements. Generally, these deposits may be redeemed upon demand and, therefore, the Company believes they have minimal risk. The Company had no investments in marketable securities at December 31, 2019 and 2018, respectively. The Company’s investment policy, approved by the Company’s Board of Directors, includes guidelines relative to diversification and maturities designed to preserve principal and liquidity.

As of December 31, 2019, accounts receivable from the Third-party Logistics Provider (the “3PL”), ASD Specialty Healthcare LLC, FFF Enterprises, Inc., and McKesson Specialty Care Distribution LLC accounted for 37.0%, 34.0%, 15%, and 12.0% of total accounts receivable, respectively. For the year ended December 31, 2019, revenues from the 3PL, ASD Specialty Healthcare LLC, and Alimera Sciences accounted for 56.0%, 15.0%, and 10.0% of total revenues, respectively.

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

Accounts and Other Receivables, Net

Receivables arise primarily from the Company’s products sold in the U.S. The balance in accounts and other receivables, net consists primarily of amounts due from customers, net of applicable revenue reserves. The majority of the Company’s accounts receivable have standard payment terms that require payment within 120-154 days. The Company performs ongoing credit evaluations of its customers’ financial condition and continuously monitor collections and payments from its customers and analyzes accounts that are past due for collectability. Amounts determined to be uncollectible are charged or written off against the reserve. To date, given the nature and limited history of collectability of the Company’s accounts receivable, the Company recorded no allowance for doubtful accounts as of December 31, 2019.

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

The Company assesses the recoverability of inventory and it writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Write-downs are based on the age of the inventory, lower of cost or market, along with significant management judgments concerning future demands for the inventory. Such impairment charges, should they occur, are recorded within cost of sales, excluding amortization of acquired intangible assets. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory might be recorded in future periods.

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

The Company adopted Accounting Standards Codification No. 842, Leases (“ASC 842”), as of January 1, 2019. The adoption of ASC 842 represents a change in accounting principle that establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all operating leases, with an exception provided for leases with a duration of one year or less. The Company applied ASC 842 using the modified retrospective transition approach which, allows companies to recognize existing leases at the adoption date without requiring comparable period presentation. Comparative periods are presented in accordance with the previous guidance in Accounting Standards Codification (“ASC”) 840, Leases.

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

Impairment of Intangible Assets

The Company’s finite life intangible assets include the DEXYCU product (utilizing the Verisome technology) following the March 2018 acquisition of Icon. The DEXYCU intangible asset is being amortized on a straight-line basis over its estimated useful life of thirteen years. The intangible asset lives were determined based upon the anticipated period that the Company would derive future cash flows from the intangible assets, considering the effects of legal, regulatory, contractual, competitive and other economic factors. The Company continually monitors whether events or circumstances have occurred that indicate that the remaining estimated useful life of its intangible assets may warrant revision. The Company assesses potential impairments to its intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the future undiscounted net cash flows expected to result from the use of an asset are less than its carrying value. If the Company considers an asset to be impaired, the impairment charge to be recognized is measured as the amount by which the carrying value of the asset exceeds its estimated fair value.

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

Product sales, net — The Company began selling YUTIQ and DEXYCU in February and March 2019, respectively, in the U.S. through a single third-party logistics provider (the “3PL”), which takes title to and control of the goods. The 3PL distributes the products through a limited number of specialty distributors and specialty pharmacies (collectively the “Distributors”), with whom the Company has entered into formal agreements, for delivery to physician practices for YUTIQ and to hospital outpatient departments and ambulatory surgical centers for DEXYCU. Effective December 15, 2019, the Company terminated its product sales through the 3PL and replaced with the Distributors. The Company recognizes revenue on sales of its products when a customer obtains control of the products, which occurs at a point in time, typically upon delivery. In addition to distribution agreements with customers, the Company also enters into arrangements with healthcare providers and payors that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products.

Reserves for variable consideration — Product sales are recorded at the wholesale acquisition costs, net of applicable reserves for variable consideration. Components of variable consideration include trade discounts and allowances, provider chargebacks and discounts, payor rebates, product returns, and other allowances that are offered within contracts between the Company and its Distributors, payors, and other contracted purchasers relating to the Company’s product sales. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified either as reductions of product revenue and accounts receivable or a current liability, depending on how the amount is to be settled. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.  Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the estimates, the Company adjusts these estimates, which would affect product revenue and earnings in the period such variances become known.

Distribution fees — The Company compensates its Distributors for services explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product sale is recognized.

Provider chargebacks and discounts — Chargebacks are discounts that represent the estimated obligations resulting from contractual commitments to sell products at prices lower than the list prices charged to the Company’s Distributors. These Distributors charge the Company for the difference between what they pay for the product and the Company’s contracted selling price. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.  Reserves for chargebacks consist of amounts that the Company expects to pay for units that remain in the distribution channel inventories at each reporting period-end that the Company expects will be sold under a contracted selling price, and chargebacks that Distributors have claimed, but for which the Company has not yet settled.

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

Payor rebates — The Company contracts with certain private payor organizations, primarily insurance companies, for the payment of rebates with respect to utilization of its products. The Company estimates these rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

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

License and collaboration agreement revenue — The Company analyzes each element of its license and collaboration arrangements to determine the appropriate revenue recognition. The terms of the license agreement may include payment to the Company of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. The Company recognizes revenue from upfront payments at a point in time, typically upon fulfilling the delivery of the associated intellectual property to the customer.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2019.

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

Please refer to Note 4 for further details on the license and collaboration agreements into which the Company has entered and corresponding amounts of revenue recognized for the year ended December 31, 2019, for the six months transition period ended December 31, 2018 and for prior fiscal year periods.

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

Outstanding potential Common Stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2019	2018	2018	2017
Stock options	10,909,800	8,139,377	7,750,244	6,895,685
ESPP	137,368	—	—	—
Warrants	486,812	486,812	20,671,036	623,605
Restricted stock units	786,899	1,090,213	1,398,129	948,500
Performance stock units	—	370,000	466,668	210,000
Deferred stock units	—	35,418	35,001	—
	12,320,879	10,121,820	30,321,078	8,677,790

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) (“ASU 2017-01”): Clarifying the Definition of a Business, to clarify the definition of a business by adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets versus businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this standard early to account for the acquisition of Icon (see Note 3).

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU 2015-14, which officially deferred the effective date of ASU 2014-09 by one year, while also permitting early adoption. As a result, ASU 2014-09 became effective on July 1, 2018. The Company adopted this standard as of July 1, 2018. The adoption of ASC 606 represents a change in accounting principle that more closely aligns revenue recognition with the delivery of the Company’s services and provides financial statement readers with enhanced disclosures. The Company applied ASC 606 using the modified retrospective method. The cumulative effect of initially applying the new revenue standard resulted in a $218,000 reduction to the opening balance of accumulated deficit at July 1, 2018.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”): Measurement of Credit Losses on Financial Instruments, to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. This standard will be effective for the Company in the first quarter of its fiscal year ending December 31, 2020. The Company is currently evaluating the impact the adoption of this update will have on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”): Simplifying the Accounting for Income Taxes. The amendments simplify the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. This standard will be effective for the Company in the first quarter of its fiscal year ending December 31, 2021. The Company is currently evaluating the impact the adoption of this update will have on its consolidated financial statements.

3.	Acquisition of Icon Bioscience, Inc.

On March 28, 2018, the Company and its newly-created wholly-owned subsidiary, Oculus Merger Sub, Inc., acquired Icon, a specialty biopharmaceutical company, through a reverse triangular merger (the “Icon Acquisition”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) between the Company, Icon, and Shareholder Representative Services LLC (“SRS”), solely in its capacity as representative of Icon’s securityholders. The Icon Acquisition was accounted for as an asset acquisition because substantially all of the fair value of the gross assets acquired were deemed to be concentrated in a group of similar identifiable assets related to Icon’s lead product, DEXYCU. A portion of the Icon Acquisition was funded by a debt financing and an equity financing, both of which closed concurrently with the Icon Acquisition (see Notes 10 and 11).

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

The purchase price on the date of the Icon Acquisition was $32.0 million and was comprised of the closing consideration of $15.0 million, including the assumption of an estimated $127,000 of net current liabilities of Icon, the contingent development milestone payment of $15.0 million and transaction costs of approximately $2.0 million. Given the stage of development of DEXYCU, the Company determined these payments did not represent research and development costs. The contingent consideration in the form of sales milestones will be capitalized as additional intangible assets when any such consideration becomes probable and can be reasonably estimated. Sales-based royalty payments will be expensed as incurred.

The purchase price was allocated to a single finite-lived intangible asset with an expected amortization life of approximately 13 years. The intangible asset is being amortized on a straight-line basis over that period. The acquisition did not have a net tax impact due to a full valuation allowance against the acquired net deferred tax assets.

For the year ended December 31, 2019, the Company accrued sales-based royalty expense of $781,000, as a component of cost of sales.

4.	Product Revenue Reserves and Allowances

The Company’s product revenues have been primarily from sales of YUTIQ and DEXYCU in the U.S., which it began shipping to its 3PL in February 2019 and March 2019, respectively.

Net product revenues by product for the year ended December 31, 2019 were as follows (in thousands):

Year Ended
December 31, 2019
YUTIQ	$12,046
DEXYCU	4,778
Total product sales, net	$16,824

The following table summarizes activity in each of the product revenue allowance and reserve categories for the year ended December 31, 2019 (in thousands):

	Chargebacks, Discounts and Fees	Government and Other Rebates	Returns	Total
Beginning balance at January 1, 2019	$—	$—	$—	$—
Provision related to sales in the current year	2,301	429	732	3,462
Adjustments related to prior period sales	—	—	—	—
Deductions applied and payments made	(683)	(158)	(380)	(1,221)
Ending balance at December 31, 2019	$1,618	$271	$352	$2,241

Returns are recorded as a reduction of accounts receivable on the condensed consolidated balance sheets. Chargebacks, discounts and fees and rebates are recorded as a component of accrued expenses on the condensed consolidated balance sheets (See Note 8).

License and Collaboration Agreements and Royalty Income

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

 Under the Amended Alimera Agreement, sales-based royalties started at the rate of 2%. Commencing December 12, 2018, the royalty rate increased to 6% on aggregate calendar year net sales up to $75.0 million and to 8% on any calendar year net sales in excess of $75.0 million. Alimera’s share of contingently recoverable accumulated ILUVIEN commercialization losses under the Prior Alimera Agreement, capped at $25.0 million, are being reduced as follows: (i) $10.0 million was cancelled in lieu of an upfront license fee on the effective date of the Amended Alimera Agreement; (ii) for the period from December 12, 2018 through calendar year 2020, 50% of earned sales-based royalties in excess of 2% will be offset against quarterly royalty payments otherwise due from Alimera; (iii) in March 2019, another $5.0 million was cancelled upon Alimera’s receipt of regulatory approval for ILUVIEN for the uveitis indication; and (iv) commencing in calendar year 2021, 20% of earned sales-based royalties in excess of 2% will be offset against quarterly royalty payments otherwise due from Alimera until such time as the balance of the original $25 million of recoverable commercialization losses has been fully recouped. At December 31, 2019, the remaining recoverable balance of these commercialization losses was approximately $8.9 million.

Revenue recognized under the Amended Alimera Agreement totaled $2.1 million in the year ended December 31, 2019, $627,000 in the six months ended December 31, 2018 and $723,000 in fiscal 2018. In addition to patent fee reimbursements in those periods, the Company recorded sales-based royalty income totaled $2.0 million in the year ended December 31, 2019, $588,000 in the six months ended December 31, 2018 and $575,000 in fiscal 2018.

Bausch & Lomb

Pursuant to a licensing and development agreement, as amended, Bausch & Lomb has a worldwide exclusive license to make and sell Retisert in return for royalties based on sales. Royalty income was $204,000 in the year ended December 31, 2019, $456,000 in the six months ended December 31, 2018, approximately $1.0 million in fiscal 2018 and $970,000 in fiscal 2017. The patent with which Retisert is marketed expired in March 2019. As such, pursuant to our agreement with Bausch & Lomb, payment of sales-based royalties concluded at the end of March 2019. Accounts receivable from Bausch & Lomb was $0 at December 31, 2019 and $253,000 at December 31, 2018.

OncoSil Medical

The Company entered into an exclusive, worldwide royalty-bearing license agreement in December 2012, amended and restated in March 2013, with OncoSil Medical UK Limited (f/k/a Enigma Therapeutics Limited), a wholly-owned subsidiary of OncoSil Medical Ltd (“OncoSil”) for the development of BrachySil, the Company’s previous product candidate for the treatment of pancreatic and other types of cancer. The Company received an upfront fee of $100,000 and is entitled to 8% sales-based royalties, 20% of sublicense consideration and milestone payments based on aggregate product sales. OncoSil is obligated to pay an annual license maintenance fee of $100,000 by the end of each calendar year, the most recent of which was received in December 2019. For each calendar year commencing with 2014, the Company is entitled to receive reimbursement of any patent maintenance costs, sales-based royalties and sub-licensee sales-based royalties earned, but only to the extent such amounts, in the aggregate, exceed the $100,000 annual license maintenance fee. As of December 31, 2019, OncoSil has not received regulatory approval in any jurisdiction. In March 2019 the Clinical Oversight Committee of the British Standards Institute (“BSI”) advised OncoSil that insufficient clinical benefit had been demonstrated to recommend approval of its longstanding CE Mark application. In October 2019, Oncosil announced that it had completed its follow up meeting with BSI and is focused on submitting an updated Clinical Evaluation Report for CE Mark approval. The Company has no consequential performance obligations under the OncoSil license agreement. As of December 31, 2019, no deferred revenue was recorded for this agreement.

Ocumension Therapeutics

In November 2018, the Company entered into an exclusive license agreement with Ocumension Therapeutics (“Ocumension”) for the development and commercialization of its three-year micro insert using the Durasert technology for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye (YUTIQ in the U.S.) in Mainland China, Hong Kong, Macau and Taiwan. The Company received a one-time upfront payment of $1.75 million from Ocumension and is eligible to receive up to (i) $7.25 million upon the achievement by Ocumension of certain prescribed development and regulatory milestones, and (ii) $3.0 million commercial sales-based milestones. In addition, the Company is entitled to receive mid-single digit sales-based royalties. Ocumension has also received a special approval by the Hainan Province People's Government to market this product for chronic, non-infectious posterior segment uveitis in the Hainan Bo Ao Lecheng International Medical Tourism Pilot Zone (“Hainan Pilot Zone”). In March 2019, the Company entered into a Memorandum of Understanding (“MOU”), pursuant to which, the Company will supply product for the clinical trials and Hainan Pilot Zone use. Paralleling to Ocumension’s normal registration process of the product with the Chinese Regulatory Authorities, the MOU modified the Company’s entitlement to the development and regulatory milestones of up to $7.25 million under the license agreement to product supply milestones or development milestones, whichever comes first, totaling up to $7.25 million. In August 2019, the Company began shipping this product to Ocumension.

The Company was required to provide a fixed number of hours of technical assistance support to Ocumension at no cost, which was completed already and no future performance obligation exists. Ocumension is responsible for all development, regulatory and commercial costs, including any additional technical assistance requested. Ocumension has a first right of negotiation for an additional exclusive license to the Company’s shorter-duration line extension candidate for this indication.

In August 2019, the Company received a $1.0 million development milestone payment from Ocumension triggered by the approval of its Investigational New Drug (“IND”) in China for this program. The IND allows the importation of finished product into China for use in a clinical trial to support regulatory filing.

In January 2020, the Company entered into an exclusive license agreement with Ocumension for the development and commercialization in Mainland China, Hong Kong, Macau and Taiwan of DEXYCU for the treatment of post-operative inflammation following ocular surgery. Pursuant to the terms of the license agreement, the Company received upfront payments of $2.0 million from Ocumension in February 2020 and will be eligible to receive up to (i) 6.0 million upon the achievement by Ocumension of certain prescribed development and regulatory milestones, and (ii) 6.0 million commercial sales-based milestones. In addition, the Company is entitled to receive mid-single digit sales-based royalties. In exchange, Ocumension will receive exclusive rights to develop and commercialize DEXYCU in Mainland China, Hong Kong, Macau and Taiwan, at its own cost and expense with the Company supplying product for clinical trials and commercial sale. In addition, Ocumension will receive a fixed number of hours of technical assistance support from the Company at no cost.

In the year ended December 31, 2019, revenue recognized under the license agreement and MOU with Ocumension totaled $1.1 million. In addition to $91,000 of revenue from product sales, $1.0 million was recognized as license and collaboration agreement revenue. In the six months ended December 31, 2018, $1.7 million was recognized as license and collaboration agreement revenue. As of December 31, 2019 and 2018, $0 and $30,000 of deferred revenue was recorded for this agreement, respectively.

Equinox Science, LLC

In February 2020, the Company entered into an Exclusive License Agreement with Equinox Science, LLC (“Equinox”), pursuant to which Equinox granted us an exclusive, sublicensable, royalty-bearing right and license to certain patents and other Equinox intellectual property to research, develop, make, have made, use, sell, offer for sale and import the compound vorolanib and any pharmaceutical products comprising the compound for the prevention or treatment of age-related macular degeneration, diabetic retinopathy and retinal vein occlusion using our proprietary localized delivery technologies, in each case, throughout the world except China, Hong Kong, Taiwan and Macau.

In consideration for the rights granted by Equinox, the Company (i) made a one time, non-refundable, non-creditable upfront cash payment of $1.0 million to Equinox in February 2020, and (ii) agreed to pay milestone payments totaling up to $50 million upon the achievement of certain development and regulatory milestones, consisting of (a) completion of a Phase II clinical trial for the Compound or a Licensed Product, (b) the filing of a new drug application or foreign equivalent for the Compound or a Licensed Product in the United States, European Union or United Kingdom and (c) regulatory approval of the Compound or a Licensed Product in the United States, European Union or United Kingdom.

The Company also agreed to pay Equinox tiered royalties based upon annual net sales of Licensed Products in the Territory. The royalties are payable with respect to a Licensed Product in a particular country in the Territory on a country-by-country and Licensed Product-by-Licensed Product basis until the later of (i) twelve years after the first commercial sale of such Licensed Product in such country and (ii) the first day of the month following the month in which a generic product corresponding to such Licensed Product is launched in such country (collectively, the “Royalty Term”). The royalty rates range from the high-single digits to low-double digits depending on the level of annual net sales. The royalty rates are subject to reduction during certain periods when there is no valid patent claim that covers a Licensed Product in a particular country.

Research Agreements

The Company from time to time enters into funded agreements to evaluate the potential use of its technology systems for sustained release of third-party drug candidates in the treatment of various diseases. Consideration received is generally recognized as revenue over the term of the feasibility study agreement. Revenue recognition for consideration, if any, related to a license option right is assessed based on the terms of any such future license agreement or is otherwise recognized at the completion of the feasibility study agreement. Revenues under feasibility study agreements totaled $135,000 for the year ended December 31, 2019, $15,000 in the six months ended December 31, 2018, $1.1 million in fiscal 2018 and $211,000 in fiscal 2017, respectively. At December 31, 2019, $15,000 deferred revenue was recorded for the feasibility study agreements.

5.	Inventory

Inventory consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Raw materials	$1,476	$198
Work in process	346	41
Finished goods	316	40
Total inventory	$2,138	$279

6.	Intangible Assets

The reconciliation of intangible assets for the year ended December 31, 2019 and the six months ended December 31, 2018 was as follows (in thousands):

	Year Ended	Six Months Ended
	December 31,	December 31,
	2019	2018
Patented technologies
Gross carrying amount at beginning of period	$68,322	$68,322
Gross carrying amount at end of period	68,322	68,322
Accumulated amortization at beginning of period	(38,193)	(36,964)
Amortization expense	(2,460)	(1,229)
Accumulated amortization at end of period	(40,653)	(38,193)
Net book value at end of period	$27,669	$30,129

The net book value of the Company’s intangible assets at December 31, 2019 and 2018 is summarized as follows (in thousands):

			Estimated
			Remaining
			Useful Life at
	December 31,	December 31,	December 31,
	2019	2018	2019
			(Years)
Patented technologies
DEXYCU / Verisome	$27,669	$30,129	11.25
	$27,669	$30,129

The Company amortizes its intangible assets with finite lives on a straight-line basis over their respective estimated useful lives. Amortization expense totaled $2.5 million in the year ended December 31, 2019, $1.2 million in the six months ended December 31, 2018, $981,000 in fiscal 2018, and $724,000 in fiscal 2017.

In connection with the Icon Acquisition (see Note 3), the initial purchase price of $32.0 million was attributed to the DEXYCU product intangible asset. This finite-lived intangible asset is being amortized on a straight-line basis over its expected remaining useful life of 11.25 years at the rate of approximately $2.5 million per year. Amortization expense was reported as a component of cost of sales for the year ended December 31, 2019 and was included in research and development for the six months ended December 31, 2018, and the fiscals 2018 and 2017.

7.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Property and equipment	$1,095	$882
Leasehold improvements	101	101
Gross property and equipment	1,196	983
Accumulated depreciation and amortization	(839)	(695)
	$357	$288

Depreciation expense totaled $144,000 in the year ended December 31, 2019, $97,000 in the six months ended December 31, 2018, $167,000 in fiscal 2018 and $91,000 in fiscal 2017.

8.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Personnel costs	$3,263	$1,998
Clinical trial costs	345	798
Professional fees	700	571
Sales chargebacks, rebates and other revenue reserves	1,889	—
Interest	—	343
Other	635	79
	$6,832	$3,789

9.	Leases

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

As of December 31, 2019, the weighted average remaining term of the Company’s operating leases was 5.2 years and the lease liabilities arising from obtaining ROU assets reflect a weighted average discount rate of 12.5%. Maturities of lease liabilities due under these operating lease agreements as of December 31, 2019 are as follows (in thousands):

2020	867
2021	889
2022	849
2023	815
2024	830
Thereafter	346
Total lease payments	4,596
Less imputed interest	(1,217)
Total operating lease liabilities	3,379
Less: current portion	481
Non-current portion	$2,898

Operating lease expense recognized during the year ended December 31, 2019 related to ROU assets was $852,000, excluding $36,000 of variable lease costs, respectively, and were included in general and administrative expense in the Company’s statement of comprehensive loss. Cash paid for amounts included in the measurement of operating lease liabilities was $808,000 for the year ended December 31, 2019.

As previously disclosed in the Company’s Transition Report on Form 10-K for the six months ended December 31, 2018, and, under the previous lease accounting standard, ASC 840, Leases, the Company’s total future minimum lease payments under non-cancellable operating leases at December 31, 2018 were as follows (in thousands):

2019	$826
2020	879
2021	895
2022	849
2023 and beyond	1,990
$5,439

10.	Term Loan Agreement

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

The CRG Loan is due and payable on December 31, 2023 (the “Maturity Date”). The CRG Loan bears interest at a fixed rate of 12.5% per annum payable in arrears on the last business day of each calendar quarter. The Company is required to make quarterly, interest only payments until the Maturity Date. So long as no default has occurred and is continuing, the Company may elect on each applicable interest payment date to pay 2.5% of the 12.5% per annum interest as Paid In-Kind (“PIK”), whereby such PIK amount would be added to the aggregate principal amount and accrue interest at 12.5% per annum. Through December 31, 2019, total PIK amounts of $1.1 million have been added to the principal balance of the CRG Loan. In addition, the Company is required to pay an upfront fee of 1.5% of amounts borrowed under the CRG Loan (excluding any paid-in-kind amounts), which is payable as amounts are advanced under the CRG Loan. The Company will also be required to pay an exit fee equal to 6% of (i) the aggregate principal amounts advanced and (ii) PIK amounts issued, under the CRG Loan Agreement. In connection with the CRG Initial Advance, a 1.5% financing fee of $525,000 and an expense reimbursement of $350,000 were deducted from the net borrowing proceeds. In connection with the CRG Second Advance, a 1.5% financing fee of $225,000 was deducted from the net borrowing proceeds.

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

In November 2019, CRG waived the financial covenant associated with the Company’s revenue derived from sales of its products, DEXYCU and YUTIQ, for the twelve-month period ending December 31, 2019.

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

Amortization of debt discount under the CRG Loan totaled $512,000 for the year ended December 31, 2019.

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

Amortization of debt discount under the SWK Loan totaled $84,000 in the first quarter of 2019 through the SWK loan extinguishment date. The Company recorded $312,000 of amortized deferred debt issue costs and debt discount for the six months ended December 31, 2018 and $209,000 in fiscal 2018.

11.	Stockholders’ Equity

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

During the year ended December 31, 2019, the Company sold 2,998,871 shares of its Common Stock at a weighted average price of $1.50 per share for gross proceeds of approximately $4.5 million. Share issue costs, including sales agent commissions, totaled $221,000 during the reporting period.

Share Offering

In February 2020, the Company sold 15,000,000 shares of common stock in an underwritten public offering at a price of $1.45 per share for gross proceeds of $21.75 million. Underwriter discounts and commissions and other share issue costs totaled approximately $1.75 million.

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

Warrants to Purchase Common Shares

The following table provides a reconciliation of fixed price warrants to purchase shares of the Company’s Common Stock for the year ended December 31, 2019 and the six months ended December 31, 2018:

	Year Ended		Six Months Ended
	December 31,		December 31,
	2019		2018
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of period	486,812	$1.23	486,812	$1.23
Expired	—	—	—	—
Balance and exercisable at end of period	486,812	$1.23	486,812	$1.23

In connection with the SWK Credit Agreement (see Note 10), the Company issued the SWK Warrant to purchase (i) 409,091 Initial Advance Warrant Shares on March 28, 2018 at an exercise price of $1.10 per share with a seven-year term and (ii) 77,721 Additional Advance Warrant Shares on June 26, 2018 at an exercise price of $1.93 per share with a seven-year term. At December 31, 2019, the weighted average remaining life of the warrants was approximately 5.28 years.

12.	Share-Based Payment Awards

Equity Incentive Plans

The 2016 Long-Term Incentive Plan (the “2016 Plan”), approved by the Company’s stockholders on December 12, 2016 (the “Adoption Date”), provides for the issuance of up to 3,000,000 shares of  the Company’s Common Stock reserved for issuance under the 2016 Plan plus any additional shares of the Company’s Common Stock that were available for grant under the 2008 Incentive Plan (the “2008 Plan”) at the Adoption Date or would otherwise become available for grant under the 2008 Plan as a result of subsequent termination or forfeiture of awards under the 2008 Plan. At the Company’s Annual Meeting of Stockholders held on June 25, 2019, the Company’s stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance by 11,000,000 shares. At December 31, 2019, a total of 9,925,449 shares were available for new awards.

Certain inducement awards, although not awarded under the 2016 Plan or the 2008 Plan, are subject to and governed by the terms and conditions of the 2016 Plan or 2008 Plan, as applicable.

Stock Options

The following table provides a reconciliation of stock option activity under the Company’s equity incentive plans and for inducement awards for the year ended December 31, 2019:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2019	8,139,377	$2.83
Granted	5,510,432	2.19
Exercised	(223,426)	1.85
Forfeited	(1,483,063)	2.49
Expired	(1,033,520)	3.39
Outstanding at December 31, 2019	10,909,800	$2.52	7.73	$539
Exercisable at December 31, 2019	4,718,213	$3.05	5.98	$46

In January 2019, the Company expanded the terms of its annual stock option grants to include vesting ratable monthly over four years, or with 25% vesting after one year followed by ratable monthly vesting over three years. Previously, the Company’s option grants generally had ratable annual vesting over three years, or 1-year cliff vesting. Nonemployee awards are granted similar to the Company’s employee awards. All option grants have a 10-year term. Options to purchase a total of 2,099,851 shares of the Company’s Common Stock vested during the year ended December 31, 2019.

In determining the grant date fair value of option awards, the key assumptions used to apply the Black-Scholes option pricing model for options granted under the 2016 Plan during the year ended December 31, 2019, the six months ended December 31, 2018 and the years ended June 30, 2018 and 2017 were as follows:

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2019	2018	2018	2017
Option life (in years)	5.50 - 6.08	5.50 - 6.00	5.50 - 6.00	5.50 - 6.25
Stock volatility	60% - 65%	59% - 61%	59% - 64%	70% - 72%
Risk-free interest rate	1.37% - 2.63%	2.78% - 3.09%	2.18% - 2.89%	1.23% - 2.08%
Expected dividends	0.0%	0.0%	0.0%	0.0%

The following table summarizes information about employee, consultant and director stock options under the Company’s equity incentive plans for the year ended December 31, 2019, the six months ended December 31, 2018 and the years ended June 30, 2018 and 2017 (in thousands except per share amounts):

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2019	2018	2018	2017
Weighted-average grant date fair value per share	$0.93	$1.37	$1.06	$1.95
Total cash received from exercise of stock options	414	219	503	99
Total intrinsic value of stock options exercised	84	284	152	53

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

The following table provides a reconciliation of RSU activity under the 2016 Plan for the year ended December 31, 2019:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	590,213	$1.86
Granted	587,761	1.90
Vested	(229,294)	1.81
Forfeited	(161,781)	2.19
Nonvested at December 31, 2019	786,899	$1.83

The weighted-average remaining vesting term of the RSUs at December 31, 2019 was 1.04 years.

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

In addition, there were 0 and 225,000 outstanding PSUs at December 31, 2019 and 2018, respectively, which were granted as inducement awards to the Company’s former Chief Financial Officer in connection with his hire at August 1, 2018. The PSUs are subject to proportional vesting based on cumulative measurement over a 3-year period, with two-thirds of the award based upon the achievement of defined amounts of the Company’s product revenues through June 30, 2021 and one-third of the award based upon the net present value of each applicable business development transaction, as defined, through August 1, 2021 measured as of the date that each such transaction is consummated by the Company. The Company’s former Chief Financial Officer resigned from his position on July 8, 2019 and as a result, the award was cancelled and the performance metrics for vesting were not met.

The following table provides a reconciliation of PSU activity for the year ended December 31, 2019:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	370,000	$2.01
Vested	(115,000)	1.45
forfeited	(255,000)	2.26
Nonvested at December 31, 2019	—	$—

Deferred Stock Units

There were 0 and 35,418 non-vested deferred stock units (“DSUs”) issued and outstanding to the Company’s non-executive directors at each of December 31, 2019 and 2018, respectively. Each DSU vests one year from the date of grant. Subsequent to vesting, the DSUs will be settled in shares of the Company’s Common Stock upon the earliest to occur of (i) each director’s termination of service on the Company’s Board of Directors and (ii) the occurrence of a change of control as defined in the award agreement. At December 31, 2019, there were 71,251 vested DSUs that have not been settled in shares of the Company’s Common Stock.

	Number of Deferred Stock Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	35,418	$1.95
Vested	(35,418)	1.95
Nonvested at December 31, 2019	—	$—

Market-Based Restricted Stock Units

At December 31, 2019 and 2018, there were 0 and 500,000 market-based RSUs (“market-based RSUs”) outstanding that were issued on September 15, 2016 as an inducement award to the Company’s President and CEO in connection with her hire. Subject to a service condition through September 15, 2019, the number of shares underlying the market-based RSUs that will vest will be based upon the determination of the relative percentile rank of the 3-year change in the closing price of the Company’s Common Stock compared to that of the companies that make up the Nasdaq Biotechnology Index over that same 3-year period. The weighted average grant date fair value of the market-based RSUs of $1.45 per share was determined using a Monte Carlo valuation model at the date of grant. Stock-based compensation has been recorded from the grant date on a straight-line basis. The performance metrics were not met for vesting through the measurement date.

Employee Stock Purchase Plan

On June 25, 2019, the Company’s stockholders approved the adoption of the EyePoint Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) and authorized up to 1,100,000 shares of Common Stock reserved for issuance to participating employees. The ESPP allows qualified participants to purchase the Company’s Common Stock twice a year at 85% of the lesser of the average of the high and low sales price of the Company’s Common Stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period. The number of shares of the Company’s Common Stock each employee may purchase under this plan, when combined with all other employee stock purchase plans, is limited to the lower of an aggregate fair market value of $25,000 during each calendar year, or 50,000 shares of the Company’s Common Stock in any one offering period. The first six month offering period under the ESPP began on August 1, 2019 and will end on January 31, 2020. As of December 31, 2019, no shares of the Company’s Common Stock were issued pursuant to the ESPP.

The Company estimated the fair value of the option component of the ESPP shares at the date of grant using a Black-Scholes valuation model. During the year ended December 31, 2019, the compensation expense from ESPP shares was immaterial.

Stock-Based Compensation Expense

The Company’s statements of comprehensive loss included total compensation expense from stock-based payment awards as follows (in thousands):

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2019	2018	2018	2017
Compensation expense included in:
Research and development	$1,073	$913	$1,252	$1,109
Sales and marketing	715	325	50	—
General and administrative	2,780	1,312	1,402	1,347
	$4,568	$2,550	$2,704	$2,456

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

At December 31, 2019, there was approximately $4.1 million of unrecognized compensation expense related to outstanding equity awards under the 2016 Plan, the 2008 Plan, The inducement awards and the ESPP that is expected to be recognized as expense over a weighted-average period of approximately 1.45 years.

13.	Fair Value Measurements

The following tables summarize the Company’s assets carried at fair value measured on a recurring basis at December 31, 2019 and 2018, respectively, by valuation hierarchy (in thousands):

	December 31, 2019
Description	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$19,976	$19,976	$—	$—
	$19,976	$19,976	$—	$—

	December 31, 2018
Description	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$43,194	$43,194	$—	$—
	$43,194	$43,194	$—	$—

Financial instruments that potentially subject the Company to concentrations of credit risk have historically consisted principally of cash and cash equivalents. At December 31, 2019 and 2018, respectively, substantially all of the Company’s interest-bearing cash equivalent balances were concentrated in one U.S. Government money market fund that has investments consisting primarily of U.S. Government Agency debt, U.S. Treasury debt, U.S. Treasury Repurchase Agreements and U.S. Government Agency Repurchase Agreements. These deposits may be redeemed upon demand and, therefore, generally have minimal risk. The Company’s cash equivalents are classified within Level 1 on the basis of valuations using quoted market prices.

As described in Note 11, the Second Tranche Transaction was determined to be liability classified, which required that the liability be measured at fair value each period with changes in fair value being recorded as a component of net income (loss) in the statement of operations. The purchase price for each share of Common Stock issuable in the Second Tranche Transaction was defined as the lower of (a) $1.265 (which was a 15% premium to the First Tranche Purchase Price) and (b) a 20% discount to the volume weighted average price (“VWAP”) of the shares of Common Stock on the Nasdaq Stock Market for the 20 trading days immediately prior to the closing of the Second Tranche Transaction; provided, however, that the purchase price could not be lower than $0.88, which was a 20% discount to the First Tranche Purchase Price.

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

Upon the closing of the Second Tranche Transaction, the Company issued the Second Tranche Warrants, which were determined to be liability classified, which required that the liability  be measured at fair value each period with changes in fair value being recorded as a component of non-operating expense in the consolidated statement of comprehensive loss. This valuation was determined to be a level 3 valuation because it included unobservable inputs. The Second Tranche Warrants were valued using a Monte Carlo simulation valuation model. This model incorporated several inputs, including the Common Stock price on the date of valuation, the historical volatility of the price of the Common Stock and the risk-free interest rate. The Second Tranche Investors delivered exercise notices covering all of the Second Tranche Warrants during the period from September 25 - 28, 2018 (see Note 11). The Company revalued the Second Tranche Warrants liability immediately prior to the respective exercise notice dates of the Second Tranche Investors, measured as the excess of the closing share price on the exercise notice date over the actual warrant exercise price of $1.43 per share times the number of shares purchased. The resulting liability balance was then reclassified to equity.

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

The Company contributed a total of $619,000 for the year ended December 31, 2019, $216,000 for the six months ended December 31, 2018, $220,000 for fiscal 2018 and $193,000 for fiscal 2017 in connection with these retirement plans.

15.	Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2019	2018	2018	2017
U.S. operations	$(56,866)	$(44,804)	$(53,000)	$(17,566)
Non-U.S. operations	73	84	(171)	(919)
Loss before income taxes	$(56,793)	$(44,720)	$(53,171)	$(18,485)

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law, making significant changes to the federal tax law. Amongst other things, the Tax Act reduces the federal corporate tax rate from 34% to 21% effective for tax years beginning after December 31, 2017 and has resulted in a remeasurement of the Company’s deferred tax assets included in the Company’s fiscal 2018 rate reconciliation. The difference between the Company’s expected income tax benefit, as computed by applying the blended statutory U.S. federal tax rate of 21% for the year ended December 31, 2019, 21% for the six months ended December 31, 2018, 27.5% for fiscal 2018 and 34% for fiscal 2017 to loss before income taxes, and actual income tax benefit is reconciled in the following table (in thousands):

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2019	2018	2018	2017
Income tax benefit at statutory rate	$(11,927)	$(9,391)	$(14,622)	$(6,284)
State income taxes, net of federal benefit	(3,685)	(1,657)	(1,552)	(928)
Non-U.S. income tax rate differential	374	186	(66)	(121)
Change in fair value of derivative	—	3,900	7,227	—
Change in federal tax rate	—	—	14,673	—
Research and development tax credits	(150)	(231)	(284)	(242)
Permanent items	55	—	(15)	(9)
Changes in valuation allowance	15,608	7,166	(5,385)	7,489
Other, net	(275)	27	24	95
Income tax benefit	$—	$—	$—	$—

For the year ended June 30, 2018, in addition to the $5.4 million change in valuation allowance in the above table, the Company recorded a deferred tax asset of $6.2 million and a valuation allowance of the same amount in connection with the Icon acquisition.

The significant components of deferred income taxes are as follows (in thousands):

	December 31,	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$66,400	$53,259
Deferred revenue	8	70
Lease liability	923	0
Stock-based compensation	5,805	4,788
Tax credits	3,687	3,696
Other	1,473	682
Total deferred tax assets	78,296	62,495
Deferred tax liabilities:
Intangible assets	7,559	8,207
Right-of-use assets	841	—
Total deferred tax liabilities	8,400	8,207
Deferred tax assets, net	69,896	54,288
Valuation allowance	69,896	54,288
Total deferred tax liability	$—	$—

The valuation allowance generally reflects limitations on the Company’s ability to use the tax attributes and reduces the value of such attributes to the more-likely-than-not realizable amount. Management assessed the available positive and negative evidence to estimate if sufficient taxable income will be generated to use the existing net deferred tax assets. Based on a weighting of the objectively verifiable negative evidence in the form of cumulative operating losses over the three-year period ended June 30, 2018, management believes that it is not more likely than not that the deferred tax assets will be realized and, accordingly, a full valuation allowance has been established. The valuation allowance increased $15.6 million for the year ended December 31, 2019, $7.2 million for the six months ended December 31, 2018 and $765,000 and $7.5 million during the fiscal years ended June 30, 2018 and 2017, respectively, with such increases attributed to the re-measurement of the net deferred tax assets at the year-end dates. The valuation allowance decreased by $5.4 million from fiscal year 2018 activity, including the impact of the 2017 Tax Act, offset by an increase of $6.2 million related to the Icon acquisition.

The Company has tax net operating loss and tax credit carry forwards in its individual tax jurisdictions. Including approximately $49.3 million related to the Icon acquisition, at December 31, 2019 the Company had U.S. federal net operating loss carry forwards of approximately $236.6 million. The net operating losses consist of $151.8, which expire at various dates between calendar years 2023 and 2038. The utilization of certain of these loss and tax credit carry forwards may be limited by Sections 382 and 383 of the Internal Revenue Code as a result of historical or future changes in the Company’s ownership. At December 31, 2019, the Company had state net operating loss carry forwards of approximately $190.1 million, which expire between 2033 and 2038, as well as U.S. federal and state research and development tax credit carry forwards of approximately $3.1 million, which expire at various dates between calendar years 2018 and 2038. In addition, at December 31, 2019 the Company had net operating loss carry forwards in the U.K. of £21.0 million (approximately $26.7 million), which are not subject to any expiration dates.

The Company’s U.S. federal income tax returns for calendar years 2003 through 2017 remain subject to examination by the Internal Revenue Service. The Company’s U.K. tax returns for fiscal years 2006 through 2017 remain subject to examination.

Through December 31, 2019, the Company had no unrecognized tax benefits in its consolidated statements of comprehensive loss and no unrecognized tax benefits in its consolidated balance sheets as of December 31, 2019 and 2018, respectively.

As of December 31, 2019 and 2018, the Company had no accrued penalties or interest related to uncertain tax positions.

16.	Contingencies

Legal Proceedings

The Company is subject to various other routine legal proceedings and claims incidental to its business, which management believes will not have a material effect on the Company’s financial position, results of operations or cash flows.

17.	Segment and Geographic Area Information

Business Segment

The Company operates in one business segment, which is the business of developing and commercializing innovative ophthalmic products for the treatment of eye diseases. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The chief operating decision maker made such decisions and assessed performance at the company level, as one segment.

Geographic Area Information

The following table summarizes the Company’s revenues and long-lived assets, net by geographic area (in thousands):

	Revenues				Long-lived assets, net
	Twelve Months Ended December 31,	Six Months Ended December 31,	Year Ended June 30,		At December 31,	At December 31,
	2019	2018	2018	2017	2019	2018
U.S.	$19,144	$1,108	$2,861	$7,439	$357	$288
China	$1,121	1,720	—	—	—	—
U.K.	100	100	100	100	—	—
Consolidated	$20,365	$2,928	$2,961	$7,539	$357	$288

18.	Subsequent Events

On February 25, 2020, the Company sold 15,000,000 shares of Common Stock in an underwritten public offering at a price of $1.45 per share for gross proceeds of $21.75 million. Underwriter discounts and other share issue costs are estimated to total approximately $1.75 million.

19.	Quarterly Financial Data (unaudited)

The following tables summarize the quarterly results of operations for the year ended December 31, 2019, six months transition period ended December 31, 2018 and the year ended June 30, 2018 (in thousands except per share amounts):

	Year Ended December 31, 2019
	First Quarter Ended March 31, 2019	Second Quarter Ended June 30, 2019	Third Quarter Ended September 30, 2019	Fourth Quarter Ended December 31, 2019	Year Ended December 31, 2019

Total revenues	$2,012	$7,210	$2,509	$8,634	$20,365
Operating loss	(14,651)	(10,165)	(14,060)	(8,985)	(47,861)
Net loss	(19,238)	(11,498)	(15,647)	(10,410)	(56,793)
Net loss per share - basic and diluted	$(0.20)	$(0.11)	$(0.15)	$(0.10)	$(0.54)
Weighted average common shares - basic and diluted	95,452	106,238	106,938	106,680	104,307

	Six Months Ended December 31, 2018
	Quarter Ended September 30, 2018	Quarter Ended December 31, 2018	Six Months Ended December 31, 2018
	(1)
Total revenues	$486	$2,442	$2,928
Operating loss	(13,554)	(11,005)	(24,559)
Net loss	(33,126)	(11,594)	(44,720)
Net loss per share - basic and diluted	$(0.44)	$(0.12)	$(0.53)
Weighted average common shares - basic and diluted	75,170	94,494	85,057

	Fiscal Year 2018
	First Quarter Ended September 30, 2017	Second Quarter Ended December 31, 2017	Third Quarter Ended March 31, 2018	Fourth Quarter Ended June 30, 2018	Year Ended June 30, 2018
			(1)	(1)
Total revenues	$385	$933	$928	$715	$2,961
Operating loss	(6,006)	(5,808)	(4,678)	(9,782)	(26,274)
Net loss	(5,983)	(5,782)	(6,978)	(34,428)	(53,171)
Net loss per share - basic and diluted	$(0.15)	$(0.13)	$(0.15)	$(0.62)	$(1.15)
Weighted average common shares - basic and diluted	39,430	44,530	45,644	55,387	46,226

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

20.	Stub Period Comparative Data (Unaudited)

The condensed consolidated statements of operations for the year ended December 31, 2018 and the six months ended December 31, 2017 is as follows (in thousands except per share amounts):

	Year Ended December 31, 2018	Six Months Ended December 31, 2017
Revenues:
Collaborative research and development	$2,625	$601
Royalty income	1,946	717
Total revenues	4,571	1,318
Operating expenses:
Research and development	18,502	8,088
Sales and marketing	9,658	—
General and administrative	15,430	5,044
Total operating expenses	43,590	13,132
Loss from operations	(39,019)	(11,814)
Interest and other income	420	49
Interest expense	(2,362)	—
Change in fair value of derivative liability	(45,164)	—
Net loss	$(86,125)	$(11,765)
Net loss per common share - basic and diluted	$(1.27)	$(0.28)
Weighted average common shares - basic and diluted	67,942	41,980