Form 10-Q
period 2020-03-31
EyePoint Pharmaceuticals, Inc.
filed 2020-05-08
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

There were 124,741,832 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 1, 2020.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$26,299	$22,214
Accounts and other receivables, net	14,390	11,368
Prepaid expenses and other current assets	5,647	5,997
Inventory	3,358	2,138
Total current assets	49,694	41,717
Property and equipment, net	425	357
Operating lease right-of-use assets	2,967	3,078
Intangible assets, net	27,054	27,669
Restricted cash	150	150
Total assets	$80,290	$72,971
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,158	$4,192
Accrued expenses	4,559	6,832
Deferred revenue	30	15
Other current liabilities	551	481
Total current liabilities	10,298	11,520
Long-term debt	47,716	47,223
Operating lease liabilities - noncurrent	2,764	2,898
Other long-term liabilities	3,038	3,000
Total liabilities	63,816	64,641
Contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 150,000,000 shares authorized at March 31, 2020 and December 31, 2019; 124,741,832 and 109,417,322 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	125	109
Additional paid-in capital	493,969	472,667
Accumulated deficit	(478,460)	(465,286)
Accumulated other comprehensive income	840	840
Total stockholders' equity	16,474	8,330
Total liabilities and stockholders' equity	$80,290	$72,971

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands except per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Product sales, net	$4,687	$1,227
License and collaboration agreement	2,020	65
Royalty income	782	720
Total revenues	7,489	2,012
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	980	330
Research and development	4,853	3,797
Sales and marketing	8,125	7,311
General and administrative	4,360	4,610
Amortization of acquired intangible assets	615	615
Total operating expenses	18,933	16,663
Loss from operations	(11,444)	(14,651)

Other income (expense):
Interest and other income, net	54	243
Interest expense	(1,784)	(1,020)
Loss on extinguishment of debt	—	(3,810)
Total other expense, net	(1,730)	(4,587)
Net loss	$(13,174)	$(19,238)
Net loss per share - basic and diluted	$(0.11)	$(0.20)
Weighted average shares outstanding - basic and diluted	115,530	95,452

Net loss	$(13,174)	$(19,238)
Foreign currency translation adjustments	—	—
Comprehensive loss	$(13,174)	$(19,238)

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands except share data)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of	Par Value	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2019	95,372,236	$95	$445,192	$(408,493)	$839	$37,633
Net loss	—	—	—	(19,238)	—	(19,238)
Exercise of stock options	141,760	1	263	—	—	264
Vesting of stock units	40,232	—	(20)	—	—	(20)
Stock-based compensation	—	—	1,238	—	—	1,238
Balance at March 31, 2019	95,554,228	$96	$446,673	$(427,731)	$839	$19,877

Balance at January 1, 2020	109,417,322	$109	$472,667	$(465,286)	$840	$8,330
Net loss	—	—	—	(13,174)	—	(13,174)
Issuance of stock, net of issue costs	15,000,000	15	19,975	—	—	19,990
Employee stock purchase plan	161,660	1	186	—	—	187
Vesting of stock units	162,850	—	(19)	—	—	(19)
Stock-based compensation	—	—	1,160	—	—	1,160
Balance at March 31, 2020	124,741,832	$125	$493,969	$(478,460)	$840	$16,474

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31
	2020	2019
Cash flows from operating activities:
Net loss	$(13,174)	$(19,238)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization of intangible assets	615	615
Depreciation of property and equipment	33	44
Amortization of debt discount	171	140
Non-cash interest expense	323	112
Loss on extinguishment of debt	—	3,810
Stock-based compensation	1,160	1,238
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(2,320)	(2,046)
Inventory	(1,221)	(607)
Accounts payable and accrued expenses	(1,944)	2,593
Right-of-use assets and operating lease liabilities	(3)	35
Deferred revenue	15	(30)
Net cash used in operating activities	(16,345)	(13,334)
Cash flows from investing activities:
Purchases of property and equipment	(16)	(182)
Net cash used in investing activities	(16)	(182)
Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	20,285	—
Proceeds from issuance of long-term debt	—	35,000
Payment of debt issue costs	—	(894)
Payment of long-term debt principal	—	(20,000)
Payment of extinguishment of debt costs	—	(2,716)
Net settlement of stock units to satisfy statutory tax withholding	(19)	(20)
Proceeds from exercise of stock options and employee stock purchase plan	187	264
Principal payments on finance lease obligations	(7)	—
Net cash provided by financing activities	20,446	11,634
Effect of foreign exchange rate changes on cash and cash equivalents	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	4,085	(1,882)
Cash, cash equivalents and restricted cash at beginning of period	22,364	45,411
Cash, cash equivalents and restricted cash at end of period	$26,449	$43,529
Supplemental cash flow information:
Cash interest paid	$1,290	$1,111
Supplemental disclosure of non-cash investing and financing activities:
Stock issuance costs	295	—
Debt issue costs	—	222
Accrued term loan exit fee	—	2,100
Principal portion of finance lease liabilities	7	—

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Operations and Basis of Presentation

Overview

The accompanying condensed consolidated financial statements of EyePoint Pharmaceuticals, Inc. and subsidiaries (collectively, the “Company”) as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2019, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods indicated. The preparation of financial statements in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year or any future period.

The Company is a pharmaceutical company committed to developing and commercializing innovative ophthalmic products for the treatment of serious eye disorders. The Company has two products, YUTIQ® and DEXYCU®, which were approved by the U.S. Food and Drug Administration (“FDA”) in 2018.

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

DEXYCU (dexamethasone intraocular suspension) 9%, for intraocular administration, was launched directly in the U.S. in March 2019.  Indicated for the treatment of post-operative ocular inflammation, DEXYCU is administered as a single dose at the end of ocular surgery and is the first long-acting intraocular product approved by the FDA for this indication. DEXYCU utilizes the Company’s proprietary Verisome® drug-delivery platform, which allows for a single intraocular injection that releases dexamethasone, a corticosteroid, over time. There were approximately 3.8 million cataract surgeries performed during 2018 in the U.S. and the Company launched DEXYCU with a primary focus on its use following cataract surgery. The Company acquired DEXYCU in connection with its acquisition of Icon Bioscience, Inc. (“Icon”) in March 2018 (the Icon Acquisition”).

ILUVIEN® for diabetic macular edema (“DME”), the Company’s licensed product, is sold directly in the U.S. and several European Union (“EU”) countries by Alimera Sciences, Inc. (“Alimera”). In July 2017, the Company expanded its license agreement with Alimera to include the uveitis indication utilizing the Durasert technology in Europe, the Middle East and Africa (“EMEA”), which received European regulatory approval in March 2019 and, subject to obtaining pricing and reimbursement in each applicable country, will be marketed as ILUVIEN.

EYP-1901, 6-Month bioerodible Durasert Vorolanib – Tyrosine Kinase Inhibitor (“TKI”) is being advanced as a potential treatment for wet age-related macular degeneration (“wAMD”) with potential in diabetic retinopathy (“DR”) and retinal vein occlusion (“RVO”). The Company has completed initial animal pharmacokinetic and toxicology studies before 2020 and initiated GLP toxicology studies in March 2020 to support the anticipated filing of an Investigational New Drug application with the FDA later this year, with a Phase 1 clinical trial scheduled to follow shortly afterwards.

Liquidity

The Company has a history of operating losses and has not had significant recurring cash inflows from revenue. The Company’s operations have been financed primarily from sales of its equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from its collaboration partners. In the first quarter of 2019, the Company commenced the U.S. launch of its first two commercial products, YUTIQ and DEXYCU. However, management does not yet have sufficient historical evidence to assert that it is probable that the Company will receive sufficient revenues from its product sales to fund operations. As of March 31, 2020, the Company has had recurring operating losses since its inception and has an accumulated deficit of approximately $478.5 million and working capital of $39.4 million. The Company had cash and cash equivalents of $26.3 million at March 31, 2020.

Accordingly, the foregoing conditions, taken together, continue to raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s plans that are intended to mitigate those conditions include continuing to fulfill its funding needs through cash inflows from revenue of YUTIQ and DEXYCU product sales, licensing arrangements, additional capital raises or other arrangements. The Company’s plans also include a restructuring plan and curtailing expenses to conserve cash in response to a significant decline in product demand associated with shut-downs of customer facilities and postponements of elective surgical procedures and physician office visits in response to the COVID-19 coronavirus pandemic (the “Pandemic”).  On April 8, 2020, the Company submitted an application through Silicon Valley Bank for the Paycheck Protection Program Loan (the “PPP Loan”) that is administered by the U.S. Small Business Administration (the “SBA”), under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On April 22, 2020, the Company received the PPP Loan proceeds of $2.0 million. The Company believes that its cash and cash equivalents of $26.3 million at March 31, 2020, the PPP Loan proceeds of $2.0 million received on April 22, 2020, and expected cash inflows under its product sales and royalty agreements coupled with cash conservation activities will enable the Company to fund its current and planned operations into 2021 under current assumptions for the duration of the COVID-19-related closures across the U.S. Although the Company believes such plans, if executed, should provide the Company sufficient financing to meet its needs, there is no assurance that additional funding will be achieved and that the Company will succeed in its future operations. Actual cash requirements could differ from management’s projections due to many factors, including the success of commercialization for YUTIQ and DEXYCU, the actual costs of these commercialization efforts, additional investments in research and development programs, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”): Measurement of Credit Losses on Financial Instruments, to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Company adopted ASU 2016-13 on January 1, 2020. The adoption of this standard did not have a material impact on its consolidated financial statements.

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

Product sales, net — The Company sells YUTIQ and DEXYCU to a limited number of specialty distributors and specialty pharmacies (collectively the “Distributors”) in the U.S., with whom the Company has entered into formal agreements, for delivery to physician practices for YUTIQ and to hospital outpatient departments and ambulatory surgical centers for DEXYCU. The Company recognizes revenue on sales of its products when a customer obtains control of the products, which occurs at a point in time, typically upon delivery. In addition to distribution agreements with customers, the Company also enters into arrangements with healthcare providers and payors that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2020.

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

Please refer to Note 3 for further details on the license and collaboration agreements into which the Company has entered and corresponding amounts of revenue recognized during the current and prior year periods.

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

For the three months ended March 31, 2020 and 2019, the Company accrued sales-based royalty expense of $517,000 and $99,000 respectively, as a component of cost of sales. $400,000 of accrued sales-based royalty expense during the three months ended March 31,  2020 was related to the partnering income in connection with the Icon Acquisition of Icon Bioscience, Inc. in March 2018.

3.	Revenue

Product Revenue Reserves and Allowances

The Company’s product revenues have been primarily from sales of YUTIQ and DEXYCU in the U.S., which it began shipping to its customers in February 2019 and March 2019, respectively.

Net product revenues by product for the three months ended March 31, 2020 and 2019, respectively, were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
YUTIQ	$3,575	$543
DEXYCU	1,112	684
Total product sales, net	$4,687	$1,227

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2020 and 2019, respectively (in thousands):

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2020	$1,618	$271	$352	$2,241
Provision related to sales in the current year	612	175	261	1,048
Adjustments related to prior period sales	(267)	—	50	(217)
Deductions applied and payments made	(639)	(262)	(195)	(1,096)
Ending balance at March 31, 2020	$1,324	$184	$468	$1,976

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2019	$—	$—	$—	$—
Provision related to sales in the current year	189	76	—	265
Adjustments related to prior period sales	—	—	—	—
Deductions applied and payments made	(8)	—	—	(8)
Ending balance at March 31, 2019	$181	$76	$—	$257

Returns are recorded as a reduction of accounts receivable on the condensed consolidated balance sheets. Chargebacks, discounts and fees and rebates are recorded as a component of accrued expenses on the condensed consolidated balance sheets (See Note 5).

License and Collaboration Agreements and Royalty Income

Alimera

Pursuant to a licensing and development agreement, as amended, Alimera Sciences, Inc. has a worldwide exclusive license to make and sell ILUVIEN in return for royalties based on sales and patent fee reimbursements. Royalties income was $782,000 and $516,000 for the three months ended March 31, 2020 and 2019, respectively. Total revenue was $817,000 and $551,000 for the three months ended March 31, 2020 and 2019, respectively.

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

The Company was required to provide a fixed number of hours of technical assistance support to Ocumension at no cost, which support has been completed and no future performance obligation exists. Ocumension is responsible for all development, regulatory and commercial costs, including any additional technical assistance requested. Ocumension has a first right of negotiation for an additional exclusive license to the Company’s shorter-duration line extension candidate for this indication.

In August 2019, the Company received a $1.0 million development milestone payment from Ocumension triggered by the approval of its Investigational New Drug (“IND”) in China for this program. The IND allows the importation of finished product into China for use in a clinical trial to support regulatory filing.

In January 2020, the Company entered into an exclusive license agreement with Ocumension for the development and commercialization in Mainland China, Hong Kong, Macau and Taiwan of DEXYCU for the treatment of post-operative inflammation following ocular surgery. Pursuant to the terms of the license agreement, the Company received upfront payments of $2.0 million from Ocumension in February 2020 and will be eligible to receive up to (i) $6.0 million upon the achievement by Ocumension of certain prescribed development and regulatory milestones, and (ii) $6.0 million commercial sales-based milestones. In addition, the Company is entitled to receive mid-single digit sales-based royalties. In exchange, Ocumension will receive exclusive rights to develop and commercialize DEXYCU in Mainland China, Hong Kong, Macau and Taiwan, at its own cost and expense with the Company supplying product for clinical trials and commercial sale. In addition, Ocumension will receive a fixed number of hours of technical assistance support from the Company at no cost.

Other than a fixed number of hours of technical assistance support to be provided at no cost by the Company, Ocumension is responsible for all development, regulatory and commercial costs, including any additional technical assistance requested. During the three months ended March 31, 2020, the Company recognized approximately $2.0 million of license and collaboration revenue. The remaining balance of $30,000 attributable to the Company’s technical assistance obligation has been recorded as current deferred revenue in the accompanying consolidated balance sheet.

During the three months ended March 31, 2019, the Company recognized revenue of $30,000 attributable to the Company’s technical assistance for the development and commercialization of its three-year micro insert using the Durasert technology for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye. As of March 31, 2020 and December 31, 2019, no deferred revenue was recorded for this agreement, respectively.

The Company recorded sales-based royalty expense of $400,000 during the three months ended March 31,  2020, with respect to partnering income in connection with the ICON acquisition in March 2018.

Research Agreements

The Company from time to time enters into funded agreements to evaluate the potential use of its technology systems for sustained release of third-party drug candidates in the treatment of various diseases. Consideration received is generally recognized as revenue over the term of the feasibility study agreement. Revenue recognition for consideration, if any, related to a license option right is assessed based on the terms of any such future license agreement or is otherwise recognized at the completion of the feasibility study agreement.  Revenues under feasibility study agreements totaled $15,000 and $470,000 for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020 and December 31, 2019, $0 and $15,000 deferred revenue was recorded for the feasibility study agreements, respectively.

4.	Intangible Assets

The reconciliation of intangible assets for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	March 31,	March 31,
	2020	2019
Patented technologies
Gross carrying cost at beginning of period	$68,322	$68,322
Gross carrying cost at end of period	68,322	68,322
Accumulated amortization at beginning of period	(40,653)	(38,193)
Amortization expense	(615)	(615)
Accumulated amortization at end of period	(41,268)	(38,808)
Net book value at end of period	$27,054	$29,514

The Company amortizes intangible assets with finite lives on a straight-line basis over their respective estimated useful lives. Amortization of intangible assets totaled $615,000 for the three months ended March 31, 2020 and 2019, respectively.

In connection with the Icon Acquisition in March 2018, the initial purchase price was attributed to the DEXYCU product intangible asset. This finite-lived intangible asset is being amortized on a straight-line basis over its expected remaining useful life of 11.0 years at the rate of approximately $2.5 million per year. Amortization expense was reported as a component of cost of sales for the three months ended March 31, 2020 and 2019.

5.	Accrued Expenses

Accrued expenses consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Personnel costs	$1,715	$3,263
Clinical trial costs	56	345
Professional fees	429	700
Sales chargebacks, rebates and other revenue reserves	1,508	1,889
Other	851	635
	$4,559	$6,832

6.	Leases

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

The Company identified and assessed the following significant assumptions in recognizing its right-of-use (“ROU”) assets and corresponding lease liabilities:

•

As the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company utilized the borrowing rate under its existing 5-year term loan facility (see Note 7) as the discount rate.

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

The Company enters into finance leases for laboratory equipment identified and assessed the following significant assumptions in recognizing its ROU assets and corresponding lease liabilities

As of March 31, 2020, the weighted average remaining term of the Company’s operating leases was 5.0 years and the lease liabilities arising from obtaining ROU assets reflect a weighted average discount rate of 12.5%.

Supplemental balance sheet information related to operating leases as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

	March 31,	December 31,
	2020	2019
Other current liabilities - operating lease current portion	$502	$481
Operating lease liabilities – noncurrent portion	2,764	2,898
Total operating lease liabilities	$3,266	$3,379

Operating lease expense recognized during the three months ended March 31, 2020 and 2019, related to ROU assets were $213,000 and $213,000, respectively, excluding $9,000 and $9,000 of variable lease costs, respectively, and were included in general and administrative expense in the Company’s statement of comprehensive loss. Cash paid for amounts included in the measurement of operating lease liabilities were $215,000 and $178,000, respectively, for the three months ended March 31, 2020 and 2019.

The Company is a party to a finance lease for laboratory equipment. The equipment lease expires on December 18, 2021.

Supplemental balance sheet information related to the finance lease as of March 31, 2020 is as follows (in thousands):

March 31,
2020
Property and equipment, at cost	$100
Accumulated amortization	(14)
Property and equipment, net	$86

Other current liabilities – finance lease current portion	$49
Other long-term liabilities	38
Total finance lease liabilities	$87

The components of finance lease expense recognized during the three months ended March 31, 2020 related to ROU assets was $14,000 and interest on lease liabilities was $3,000, respectively. Cash paid for amounts included in the measurement of finance lease liabilities were operating cash flows of $2,000 and financing cash flows of $7,000 for the three months ended March 31, 2020. The Company has no finance lease in 2019.

As of March 31, 2020, the weighted average remaining term of the Company’s finance lease was 1.7 years and the lease liabilities arising from obtaining ROU assets reflect a weighted average discount rate of 12.5%.

The Company’s total future minimum lease payments under non-cancellable leases at March 31, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2020	$652	$42
2021	889	55
2022	849	—
2023	815	—
2024 and beyond	1,176	—
Total lease payments	$4,381	$97
Less imputed interest	(1,115)	(10)
Total	$3,266	$87

7.	Term Loan Agreements

CRG Term Loan Agreement

On February 13, 2019 (the “CRG Closing Date”), the Company entered into the CRG Loan Agreement among the Company, as borrower, CRG Servicing LLC, as administrative agent and collateral agent (the “Agent”), and the lenders party thereto from time to time (the “Lenders”), providing for a senior secured term loan of up to $60 million (the “CRG Loan”). On the CRG Closing Date, $35 million of the CRG Loan was advanced (the “CRG Initial Advance”). The Company utilized the proceeds from the CRG Initial Advance for the repayment in full of all outstanding obligations under its prior credit agreement (the “SWK Credit Agreement”) with SWK Funding LLC

(“SWK”). In April 2019, the Company exercised its option to borrow an additional $15 million of the CRG Loan (the “CRG Second Advance”). The Company did not draw any additional funds under the CRG Loan by the final draw deadline of March 31, 2020.

The CRG Loan is due and payable on December 31, 2023 (the “Maturity Date”). The CRG Loan bears interest at a fixed rate of 12.5% per annum payable in arrears on the last business day of each calendar quarter. The Company is required to make quarterly, interest only payments until the Maturity Date. So long as no default has occurred and is continuing, the Company may elect on each applicable interest payment date to pay 2.5% of the 12.5% per annum interest as Paid In-Kind (“PIK”), whereby such PIK amount would be added to the aggregate principal amount and accrue interest at 12.5% per annum. Through March 31, 2020, total PIK amounts of $323,000 have been added to the principal balance of the CRG Loan. In addition, the Company is required to pay an upfront fee of 1.5% of amounts borrowed under the CRG Loan (excluding any paid-in-kind amounts), which is payable as amounts are advanced under the CRG Loan. The Company will also be required to pay an exit fee equal to 6% of (i) the aggregate principal amounts advanced and (ii) PIK amounts issued, under the CRG Loan Agreement. In connection with the CRG Initial Advance, a 1.5% financing fee of $525,000 and an expense reimbursement of $350,000 were deducted from the net borrowing proceeds. In connection with the CRG Second Advance, a 1.5% financing fee of $225,000 was deducted from the net borrowing proceeds.

Upon the occurrence of a bankruptcy-related event of default, all amounts outstanding with respect to the CRG Loan become due and payable immediately, and upon the occurrence of any other Event of Default (as defined in the CRG Loan Agreement), all or any amounts outstanding with respect to the CRG Loan may become due and payable upon request of the Agent or majority Lenders. Subject to certain exceptions, the Company is required to make mandatory prepayments of the CRG Loan with the proceeds of assets sales and in the event of a change of control of the Company. In addition, the Company may make a voluntary prepayment of the CRG Loan, in whole or in part, at any time. All mandatory and voluntary prepayments of the CRG Loan are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs after December 31, 2019 and on or prior to December 31, 2020, 5% of the aggregate outstanding principal amount of the CRG Loan being prepaid and (ii) if prepayment occurs after December 31, 2020 and on or prior to December 31, 2021, an amount equal to 3% of the aggregate outstanding principal amount of the CRG Loan being prepaid. No prepayment premium is due on any principal prepaid after December 31, 2021. Certain of the Company’s existing and future subsidiaries are guaranteeing the obligations of the Company under the CRG Loan Agreement. The obligations of the Company under the CRG Loan Agreement and the guarantee of such obligations are secured by a pledge of substantially all of the Company’s and the guarantors’ assets.

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

The total debt discount related to the CRG Loan was approximately $4.3 million and consisted of (i) the accrual of a $3.0 million exit fee; (ii) the $750,000 upfront fee; and (iii) $591,000 of legal and other transaction costs. This amount is being amortized as additional interest expense over the term of the CRG Loan using the effective interest rate method.

Amortization of debt discount under the CRG Loan totaled $171,000 and $56,000 for the three months ended March 31, 2020 and 2019, respectively.

SWK Credit Agreement

On March 28, 2018(the “SWK Closing Date”), the Company entered into the SWK Credit Agreement among the Company, as borrower, SWK, as agent, and the lenders party thereto from time to time, providing for a senior secured term loan of up to $20 million (the “SWK Loan”). On the SWK Closing Date, $15 million of the SWK Loan was advanced (the “SWK Initial Advance”). The remaining $5 million of the SWK Loan was advanced on June 26, 2018 (the “SWK Additional Advance”).

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

Amortization of debt discount under the SWK Loan totaled $84,000 in the first quarter of 2019 through the SWK loan extinguishment date.

8.	Stockholders’ Equity

2020 Equity Financing

Share Offering

In February 2020, the Company sold 15,000,000 shares of common stock in an underwritten public offering at a price of $1.45 per share for gross proceeds of $21.75 million. Underwriter discounts and commissions and other share issue costs totaled approximately $1.8 million.

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

The Company did not sell any shares of its Common Stock pursuant to the ATM program during the three months ended March 31, 2020 and 2019.

Share Offering

In April 2019, the Company sold 10,526,500 shares of common stock in an underwritten public offering at a price of $1.90 per share for gross proceeds of $20.0 million. Underwriter discounts and commissions and other share issue costs totaled approximately $1.7 million.

Warrants to Purchase Common Shares

The following table provides a reconciliation of fixed price warrants to purchase shares of the Company’s Common Stock for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Balance at beginning of period	486,812	$1.23	486,812	$1.23
Expired	—	—	—	—
Balance and exercisable at end of period	486,812	$1.23	486,812	$1.23

Pursuant to a credit agreement, the Company issued the SWK Warrant to purchase (i) 409,091 Initial Advance Warrant Shares on March 28, 2018 at an exercise price of $1.10 per share with a seven-year term and (ii) 77,721 Additional Advance Warrant Shares on June 26, 2018 at an exercise price of $1.93 per share with a seven-year term. At March 31, 2020, the weighted average remaining life of the warrants was approximately 5.03 years.

9.	Share-Based Payment Awards

Equity Incentive Plan

The 2016 Long-Term Incentive Plan (the “2016 Plan”), approved by the Company’s stockholders on December 12, 2016 (the “Adoption Date”), provides for the issuance of up to 3,000,000 shares of  the Company’s Common Stock reserved for issuance under the 2016 Plan plus any additional shares of the Company’s Common

Stock that were available for grant under the 2008 Incentive Plan (the “2008 Plan”) at the Adoption Date or would otherwise become available for grant under the 2008 Plan as a result of subsequent termination or forfeiture of awards under the 2008 Plan. At the Company’s Annual Meeting of Stockholders held on June 25, 2019, the Company’s stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance by 11,000,000 shares. At March 31, 2020, a total of approximately 5.2 million shares were available for new awards.

Certain inducement awards, although not awarded under the 2016 Plan or the 2008 Plan, are subject to and governed by the terms and conditions of the 2016 Plan or 2008 Plan, as applicable.

Stock Options

The following table provides a reconciliation of stock option activity under the Company’s equity incentive plans and for inducement awards for the three months ended March 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
			(in years)	(in thousands)
Outstanding at January 1, 2020	10,909,800	$2.52
Granted	3,613,897	1.30
Exercised	—	—
Forfeited	(31,668)	1.57
Expired	(287,367)	3.63
Outstanding at March 31, 2020	14,204,662	$2.19	8.13	$515
Exercisable at March 31, 2020	4,913,150	$2.95	6.12	-

In January 2019, the Company expanded the terms of its annual stock option grants to include vesting ratable monthly over four years, or with 25% vesting after one year followed by ratable monthly vesting over three years. Previously, the Company’s option grants generally had ratable annual vesting over three years, or 1-year cliff vesting. Nonemployee awards are granted similar to the Company’s employee awards. All option grants have a 10-year term. Options to purchase a total of 482,304 shares of the Company’s Common Stock vested during the three months ended March 31, 2020.

In determining the grant date fair value of option awards during the three months ended March 31, 2020, the Company applied the Black-Scholes option pricing model based on the following key assumptions:

Option life (in years)	5.5 - 6.08
Stock volatility	66.15% - 66.9%
Risk-free interest rate	0.51% - 2.51%
Expected dividends	0.0%

The following table summarizes information about employee, non-executive director and external consultant stock options for the three months ended March 31, 2020 (in thousands, except per share amount):

Three Months Ended
March 31, 2020
Weighted-average grant date fair value per share	$0.76
Total cash received from exercise of stock options	-
Total intrinsic value of stock options exercised	-

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

The following table provides a reconciliation of RSU activity under the 2016 Plan for the three months ended March 31, 2020:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Nonvested at January 1, 2020	786,899	$1.83
Granted	1,437,750	1.29
Vested	(176,215)	1.82
Forfeited	(1,851)	2.65
Nonvested at March 31, 2020	2,046,583	$1.45

At March 31, 2020, the weighted average remaining vesting term of the RSUs was 1.42 years.

Deferred Stock Units

There were no non-vested deferred stock units (“DSUs”) issued and outstanding to the Company’s non-executive directors at each of March 31, 2020 and December 31, 2019, respectively. Each DSU vests one year from the date of grant. Subsequent to vesting, the DSUs will be settled in shares of the Company’s Common Stock upon the earliest to occur of (i) each director’s termination of service on the Company’s Board of Directors and (ii) the occurrence of a change of control as defined in the award agreement. At March 31, 2020, there were 71,251 vested DSUs that have not been settled in shares of the Company’s Common Stock.

Employee Stock Purchase Plan

On June 25, 2019, the Company’s stockholders approved the adoption of the EyePoint Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) and authorized up to 1,100,000 shares of Common Stock reserved for issuance to participating employees. The ESPP allows qualified participants to purchase the Company’s Common Stock twice a year at 85% of the lesser of the average of the high and low sales price of the Company’s Common Stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period. The number of shares of the Company’s Common Stock each employee may purchase under this plan, when combined with all other employee stock purchase plans, is limited to the lower of an aggregate fair market value of $25,000 during each calendar year, or 50,000 shares of the Company’s Common Stock in any one offering period. The first six month offering period under the ESPP began on August 1, 2019 and ended on January 31, 2020. As of March 31, 2020, 161,660 shares of the Company’s Common Stock were issued pursuant to the ESPP.

The Company estimated the fair value of the option component of the ESPP shares at the date of grant using a Black-Scholes valuation model. During the three months ended March 31, 2020, the compensation expense from ESPP shares was immaterial.

Stock-Based Compensation Expense

The Company’s consolidated statements of comprehensive loss included total compensation expense from stock-based payment awards for the three months ended March 31, 2020 and 2019, respectively, as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Compensation expense included in:
Research and development	$263	$396
Sales and marketing	252	144
General and administrative	645	698
	$1,160	$1,238

At March 31, 2020, there was approximately $5.7 million of unrecognized compensation expense related to outstanding equity awards under the 2016 Plan, the 2008 Plan, the inducement awards and the ESPP that is expected to be recognized as expense over a weighted-average period of approximately 1.59 years.

10.License Agreement

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

The Company recorded $1.0 million of R&D expense for the three months ended March 31, 2020 due to the early stage of its preclinical drug development studies.

11.	Fair Value Measurements

The following tables summarize the Company’s assets carried at fair value measured on a recurring basis at March 31, 2020 and December 31, 2019 by valuation hierarchy (in thousands):

	March 31, 2020
		Quoted prices in	Significant other	Significant
	Total Carrying	active markets	observable inputs	unobservable inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$24,030	$24,030	$—	$—
	$24,030	$24,030	$—	$—

	December 31, 2019
		Quoted prices in	Significant other	Significant
	Total Carrying	active markets	observable inputs	unobservable inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$19,976	$19,976	$—	$—
	$19,976	$19,976	$—	$—

Financial instruments that potentially subject the Company to concentrations of credit risk have historically consisted principally of cash and cash equivalents. At March 31, 2020 and December 31, 2019, substantially all of the Company’s interest-bearing cash equivalent balances were concentrated in one U.S. Government institutional money market fund that has investments consisting primarily of U.S. Government Agency debt, U.S. Treasury Repurchase Agreements and U.S. Government Agency Repurchase Agreements. These deposits may be redeemed upon demand and, therefore, generally have minimal risk. The Company’s cash equivalents are classified within Level 1 on the basis of valuations using quoted market prices.

The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term maturity.

12.	Contingencies

Legal Proceedings

The Company is subject to various other routine legal proceedings and claims incidental to its business, which management believes will not have a material effect on the Company’s financial position, results of operations or cash flows.

13.	Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by adding to the basic weighted average number of common shares outstanding the total number of dilutive common equivalent shares using the treasury stock method, unless the effect is anti-dilutive. Potentially dilutive shares were not included in the calculation of diluted net loss per share for each of the three months ended March 31, 2020 and 2019, respectively, as their inclusion would be anti-dilutive.

Potential common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	Three Months Ended March 31,
	2020	2019
Stock options	14,204,662	8,956,961
ESPP	39,744	—
Warrants	486,812	486,812
Restricted stock units	2,046,583	1,265,151
Performance stock units	—	321,666
Deferred stock units	—	35,418
	16,777,801	11,066,008

14.	Subsequent Event

Fiscal Year 2020 Restructuring Plan

On April 1, 2020, the Company committed to and announced a restructuring plan (the “Plan”) with regard to its commercial operations. The Plan is a result of decline in product demand associated with shut-downs of customer facilities and postponements of elective surgical procedures in response to the COVID-19 coronavirus pandemic (the “Pandemic”). In connection with the Plan, the Company has commenced, among other things, downsizing its current workforce, with reductions coming primarily from its external DEXYCU sales force and supporting commercial operations, as cataract surgery is considered a non-essential procedure due to the Pandemic. The Company is offering severance benefits to the affected employees, including cash severance payments and payment of health care insurance premiums for specified periods. Each affected employee's eligibility for the severance benefits is contingent upon such employee's execution of a separation agreement, which includes a general release of claims against the Company.

The Company estimates that the implementation of the Plan will result in approximately $0.6 million in total charges and cash outlays for termination of employees and external DEXYCU sales force personnel. The Company expects the charges will be incurred primarily in the second quarter of its 2020 fiscal year, with the remainder to be incurred during the remainder of fiscal 2020. The Company expects the implementation of the Plan will be substantially completed by the end of the second quarter of fiscal 2020. The charges that the Company expects to incur in connection with the workforce reduction are subject to a number of assumptions, and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Plan.

Paycheck Protection Program Loan

On April 8, 2020, the Company applied to Silicon Valley Bank (the “SVB”) for a Paycheck Protection Program Loan (the “PPP Loan”) of $2.0 million that is administered by the U.S. Small Business Administration (the “SBA”), under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). On April 22, 2020, the PPP Loan was approved and the Company received the PPP Loan proceeds.

The PPP Loan bears interest at a fixed rate of 1.0% per annum, and has a two-year term that matures on April 21, 2022. Monthly principal and interest payments will commence on November 21, 2020. The PPP Loan may be forgiven partially or fully if the PPP Loan proceeds are used for covered payroll costs, rent and utility costs and the maintenance of employee and compensation levels. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements give our current expectations or forecasts of future events and are not statements of historical or current facts. These statements include, among others, statements about:

•

the extent to which our business, the medical community and the global economy will continue to be materially and adversely impacted by the effects of the COVID-19 coronavirus pandemic or by other pandemics, epidemics or outbreaks;

•	the potential advantages of DEXYCU® and YUTIQ® for the treatment of eye diseases;
•	our ability to manufacture DEXYCU and YUTIQ, or any future products or product candidates in sufficient quantities and quality;
•	our commercialization of DEXYCU and YUTIQ;
•	our expectations regarding the timing and clinical development of our product candidates, including EYP-1901 and YUTIQ50 ;
•

our expectations to avoid the toxicity seen in the prior clinical studies of orally delivered vorolanib, a tyrosine kinase inhibitor (“TKI”) by delivering vorolanib locally using bioerodible Durasert technology as EYP-1901 at a significantly lower total dose;

•

the potential for EYP-1901, as a new six-month treatment for serious eye diseases including wet age-related macular degeneration (“wAMD”), with potential diabetic retinopathy (“DR”) and retinal vein occlusion (“RVO”);

•

our expectations regarding the timing and outcome of Good Laboratory Practices (“GLP) toxicology studies for EYP-1901 to support the filing of an Investigational New Drug (“IND”) application with the FDA.

•	our ability to further develop sales and marketing capabilities, whether alone or with potential future collaborators;
•

our belief that our cash and cash equivalents of $26.3 million at March 31, 2020, the PPP Loan proceeds of $2.0 million received on April 22, 2020, and expected cash inflows under our product sales and royalty agreements coupled with cash conservation activities will enable us to fund our current and planned operations into 2021 under current assumptions for the duration of the COVID-19-related closures across the U.S.;

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
•

the ability of Alimera Sciences, Inc., (“Alimera”), to commercialize ILUVIEN® for the treatment of non-infectious uveitis affecting the posterior segment of the eye in Europe, the Middle East and Africa (the “EMEA”);

•	the implication of results from pre-clinical and clinical trials and our other research activities;
•	our intentions regarding our research into other uses and applications of our Durasert™ and Verisome® technology platforms;
•

our expectations regarding our ability to obtain and adequately maintain sufficient intellectual property protection for DEXYCU, YUTIQ, EYP-1901 and YUTIQ50 and our other product candidates, and to avoid claims of infringement of third-party intellectual property rights;

•	the scope and duration of intellectual property protection;
•	our expectation that we will continue to incur significant expenses and that our operating losses and our net cash outflows to fund operations will continue for the foreseeable future;

•the expected costs associated with termination benefits and the financial impact of the Plan and reduction in force;

•our plans to allocate our remaining DEXYCU commercial resources to high-volume ASCs in key regions,

subject to the availability of such ASCs to perform elective cataract surgery upon the lifting of restrictions associated with the COVID-19 pandemic; and

•the effect of legal and regulatory developments.

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

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements: uncertainties with respect to: the continued impact of the COVID-19 pandemic on our business, the medical community and the global economy; the impact of the workforce reduction on our operations; the effectiveness and timeliness of our preclinical studies and clinical trials, and the usefulness of the data; the timeliness of regulatory approval; our ability to achieve profitable operations and access to needed capital; fluctuations in our operating results; our ability to successfully produce sufficient commercial quantities of YUTIQ and DEXYCU and to successfully commercialize YUTIQ and DEXYCU in the U.S.; our ability to sustain and enhance an effective commercial infrastructure and enter into and maintain commercial agreements for the commercialization of YUTIQ and DEXYCU; the regulatory approval and successful release of our YUTIQ line extension shorter-duration treatment for non-infectious uveitis affecting the posterior segment of the eye; potential off-label sales of ILUVIEN for non-infectious uveitis affecting the posterior segment of the eye; consequences of fluocinolone acetonide side effects for YUTIQ; consequences of dexamethasone side effects for DEXYCU; successful commercialization of, and receipt of revenues from, ILUVIEN for diabetic macular edema (“DME”); Alimera’s ability to obtain additional marketing approvals and the effect of pricing and reimbursement decisions on sales of ILUVIEN for DME; Alimera’s ability to commercialize ILUVIEN for non-infectious uveitis affecting the posterior segment of the eye in its licensed territory; our ability to market and sell products; the success of current and future license agreements; termination or breach of current license agreements; our dependence on contract research organizations, contract sales organizations, vendors and investigators; effects of competition and other developments affecting sales of products; market acceptance of products; effects of guidelines, recommendations and studies; protection of intellectual property and avoiding intellectual property infringement; retention of key personnel; product liability; industry consolidation; compliance with environmental laws; manufacturing risks; risks and costs of international business operations; volatility of stock price; possible dilution; absence of dividends; and other factors described in our filings with the Securities and Exchange Commission, or the SEC.  We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The risks set forth under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 describe major risks to our business, and you should read and interpret any forward-looking statements together with these risks. A variety of factors, including these risks, could cause our actual results and other expectations to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

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

EYP-1901, 6-Month bioerodible Durasert Vorolanib – Tyrosine Kinase Inhibitor (“TKI”) is being advanced as a potential treatment for wet age-related macular degeneration (“wAMD”) with potential in diabetic retinopathy (“DR”) and retinal vein occlusion (“RVO”). We have completed initial animal pharmacokinetic and toxicology studies before 2020 and initiated GLP toxicology studies in March 2020 to support the anticipated filing of an Investigational New Drug application with the FDA later this year, with a Phase 1 clinical trial scheduled to follow shortly afterwards.

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

We are entitled to royalties pursuant to license and collaboration agreements utilizing our Durasert technology platform. These include ILUVIEN® for the treatment of diabetic macular edema (“DME”), and pursuant to EMEA regulatory approval received in March 2019, ILUVIEN for uveitis indication, licensed to Alimera Sciences, Inc. (“Alimera”).

We also earn collaborative research and development revenues from other arrangements, including upfront fees, research funding and development, regulatory and/or sales milestones and royalties. These include license agreements and, from time to time, funded feasibility study agreements. Such license agreements include (i) an exclusive license with OncoSil Medical Ltd for the development and commercialization of a product candidate for the treatment of pancreatic cancer and (ii) exclusive license agreements with Ocumension Therapeutics (“Ocumension”) for the development and commercialization in Mainland China, Hong Kong, Macau and Taiwan of (a) our Durasert three-year treatment of non-infectious uveitis affecting the posterior segment of the eye and (b) DEXYCU, for the treatment of post-operative ocular inflammation . We also undertake research study agreements which generally include formulation and other pre-clinical studies designed to evaluate the use of our Durasert technology platform, or potentially in the future our Verisome technology platform, for the delivery of third-party proprietary compounds for various eye diseases.

DEXYCU®, YUTIQ® and Durasert™ are our trademarks. Retisert® is Bausch & Lomb’s trademark. ILUVIEN® is Alimera’s trademark. Verisome® is Ramscor, Inc.’s trademark. Information with respect to ILUVIEN, including regulatory and marketing information, and Alimera’s plans and intentions, reflects information publicly disclosed by Alimera.

Recent Developments

•

Customer demand remained strong for both products during the quarter prior to the emergence of the COVID-19 pandemic in the U.S. in March. We expect product demand to continue at current decreased levels through the duration of the COVID-19 pandemic until restrictions on elective surgeries and office visits are lifted.

•

During the quarter, public health authorities and government agencies including the Centers for Medicare & Medicaid Services (CMS), recommended the postponement of all non-essential elective surgeries, including cataract surgery, for an extended period of time during the COVID-19 pandemic. As a result, ambulatory surgery centers (ASCs) closed or limited operations, decreasing DEXYCU product demand and orders. Our sales organization has maintained contact with customers during the pandemic by providing virtual support and education with regard to DEXYCU.  Uveitis and retinal specialist office visits continued to be conducted for YUTIQ, though at reduced frequency, as chronic non-infectious uveitis affecting the posterior segment of the eye can lead to blindness if left untreated.

•	There have been no disruptions to the supply chains for YUTIQ and DEXYCU during the pandemic and we continue to produce finished product for commercial sale.
•

In April, we announced a reorganization of its commercial operations and the cancellation or deferral of planned spending to conserve cash due to the impact of the COVID-19 pandemic, particularly the postponement of nearly all elective surgeries including cataract surgery. This reorganization was primarily focused on a reduction in the external contract sales organization for DEXYCU.  We plan to allocate its remaining DEXYCU commercial resources to high-volume ASCs in key U.S. regions. The reorganization is expected to result in annual savings of approximately $7 million and one-time savings of approximately $10 million from other planned expenditure cancellations and deferrals.

•

In April 2020, we received a $2.0M Paycheck Protection Program (PPP) loan through the Small Business Administration’s Paycheck Protection Program (PPP) under the Coronavirus Aid, Relief and Economic Security Act of 2020 (the CARES Act). The PPP loan will enable us to retain key commercial infrastructure and employees and avoid furloughs as product demand and revenues remain significantly reduced due to ASC and physician office closures necessitated by the COVID-19 pandemic. We plan to use the proceeds of the PPP loan to cover payroll costs, rent and utilities in accordance with the CARES Act.

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

R&D Highlights

•

In March 2020, we initiated GLP toxicology studies for EYP-1901, an anti-VEGF, tyrosine kinase inhibitor (TKI) six-month sustained release potential therapy using our bioerodible Durasert technology. EYP-1901 is being developed as a treatment for wet age-related macular degeneration (wet AMD), with the potential for future development of treatments for diabetic retinopathy and retinal vein occlusion, all of which are disease indications representing attractive market opportunities in need of long-lasting treatments to improve treatment compliance. We expect to file an IND with the U.S. Food and Drug Administration (FDA) in the fourth quarter of 2020 with a Phase 1 clinical trial to commence shortly thereafter.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires that we make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates, judgments and assumptions on historical experience, anticipated results and trends, and on various other factors that we believe are reasonable under the circumstances at the time. By their nature, these estimates, judgments and assumptions are subject to an inherent degree of uncertainty. Actual results may differ from our estimates under different assumptions or conditions. In our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, we set forth our critical accounting policies and estimates, which included revenue recognition and recognition of expense in outsourced clinical trial agreements. In the first quarter of 2019, we began selling commercial products and consider reserves for variable consideration related to product sales to be a critical accounting estimate. See Note 2 of the notes to our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q for a description of our accounting policies and estimates for reserves for variable consideration related to product sales.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019:

	Three Months Ended
	March 31,		Change
	2020	2019	Amounts	%
	(In thousands except percentages)
Revenues:
Product sales, net	$4,687	$1,227	$3,460	282%
License and collaboration agreement	2,020	65	1,955	3008%
Royalty income	782	720	62	9%
Total revenues	7,489	2,012	5,477	272%
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	980	330	650	197%
Research and development	4,853	3,797	1,056	28%
Sales and marketing	8,125	7,311	814	11%
General and administrative	4,360	4,610	(250)	(5)%
Amortization of acquired intangible assets	615	615	—	na
Total operating expenses	18,933	16,663	2,270	14%
Loss from operations	(11,444)	(14,651)	3,207	22%
Other income (expense):
Interest and other income	54	243	(189)	(78)%
Interest expense	(1,784)	(1,020)	(764)	(75)%
Loss on extinguishment of debt	—	(3,810)	3,810	100%
Other expense, net	(1,730)	(4,587)	2,857	62%
Net loss	$(13,174)	$(19,238)	$6,064	32%

Product Sales, net

Product sales, net represents the gross sales of DEXYCU and YUTIQ less provisions for product sales allowances and accruals. Product sales, net increased by $3.5 million to $4.7 million for the three months ended March 31, 2020 compared to $1.2 million for the three months ended March 31, 2019.  We commenced U.S. commercial sales of YUTIQ in February 2019 and DEXYCU in March 2019.  Please see the Recent Development section for more information on the impact of Covid-19.

License and collaboration agreement

License and collaboration agreement revenues increased by $2.0 million for the three months ended March 31, 2020 compared to $65,000 for the three months ended March 31, 2019. This increase was attributable primarily to the recognition of approximately $2.0 million from Ocumension upon signing a license agreement for DEXYCU in China.

Royalty Income

Royalty income increased by $62,000, or 9%, to $782,000 for the three months ended March 31, 2020 compared to $720,000 for the three months ended March 31, 2019. The increase was attributable primarily to higher ILUVIEN net sales under the Amended Alimera Agreement. This increase in ILUVIEN royalties was partially offset by recognizing no revenue during the quarter ended March 31, 2020 for Retisert royalty as the licensee, Bausch and Lomb informed us in early 2019 that they consider this agreement to have ended due to the expiration of certain patents.

Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Cost of sales, excluding amortization of acquired intangible assets, increased by $650,000, or 197%, to $980,000 for the three months ended March 31, 2020 from $330,000 for the three months ended March 31, 2019. This increase was primarily attributable to (i) a $400,000 royalty expense associated with the Ocumension Dexycu signing payment received and (ii) higher costs associated with higher product sales, primarily costs of goods and distribution fees.

Research and Development

Research and development expenses decreased by $1.1 million, or 28%, to $4.9 million for the three months ended March 31, 2020 from $3.8 million for the same period in the prior year. This increase was attributable primarily to (i) a $1.0 million payment to Equinox for the licensing of Vorolanib and (ii) approximately $276,000 related to pharmacovigilance, investigator-initiated studies and other medical affairs related costs, partially offset by a decrease in consulting expenses.

Sales and Marketing

Sales and marketing expenses increased by $814,000, or 11%, to $8.1 million for the three months ended March 31, 2020 from $7.3 million for the same period in the prior year.  This increase was primarily attributable to (i) $1.3 million of personnel related costs due to the impact from the build out of our sales and market access groups that occurred during 2019, post-launch; this includes conversion of our YUTIQ KAMs from our CSO, effective January 2020 and (ii) approximately $189,000 in increased expenses related to our HUB, which performs benefit investigations on behalf of patients for providers, and other market access initiatives, partially offset by an approximate $689,000 decrease in our contract sales organization expense primarily from the aforementioned conversion of the YUTIQ KAMs.

General and Administrative

General and administrative expenses decreased by $250,000, or 5%, to $4.4 million for the three months ended March 31, 2020 from $4.6 million for the same period in the prior year. This decrease was attributable primarily to (i) a $267,000 decrease in personnel and related expenses, including recruiting fees and stock-based compensation and (ii) $98,000 in legal, audit and other professional fees partially offset by a $160,000 increase in insurance expense.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets totaled $615,000 for both the three months ended March 31, 2020 as well as the same period in the prior year.  This amount was attributable to the DEXYCU product intangible asset that resulted from the Icon Acquisition (see Note 4).

Interest (Expense) Income

Interest expense totaled $1.8 million for the three months ended March 31, 2020, which included $171,000 of amortization of debt discount and $323,000 of non-cash payment-in-kind interest expense all related to the CRG Debt. Interest expense in the three months ended March 31, 2019 was $1.0 million which included $140,000 of amortization of debt discount and $112,000 of non-cash payment-in-kind interest expense. During the prior year period, we extinguished the SWK Loan and established a new term loan facility with CRG (see Note 7).

Interest income from amounts invested in an institutional money market fund decreased to $54,000 for the three months ended March 31, 2020 compared to $243,000 in the prior year quarter, due primarily to higher interest-bearing assets and higher money market interest rates in the prior year quarter.

Liquidity and Capital Resources

We have had a history of operating losses and an absence of significant recurring cash inflows from revenue, and at March 31, 2020 we had a total accumulated deficit of $478.5 million. Our operations have been financed primarily from sales of our equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from collaboration partners. In the first quarter of 2019, we commenced the U.S. launch of our first two commercial products, YUTIQ and DEXYCU. However, management does not yet have sufficient historical evidence to assert that it is probable that we will receive sufficient revenues from our product sales to fund operations.  Accordingly, the foregoing conditions, taken together, continue to raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the financial statements included in this report. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Financing Activities

Our total cash and cash equivalents were $26.3 million at March 31, 2020. During the three months ended March 31, 2020, we received net cash proceeds of $20.3 million on February 25, 2020 from the issuance of shares of our common stock (“Common Stock”) in an underwritten public offering, excluding approximately $300,000 of additional unpaid share issue costs (see Note 8). We did not sell any shares of our common stock under our at-the-market facility during the three months ended March 31, 2020.

The CRG Loan is due and payable on December 31, 2023 (the “Maturity Date”). The CRG Loan bears interest at a per annum rate (subject to increase during an event of default) equal to 12.5%, of which 2.5% may be paid in-kind at the election of the Company, so long as no default or event of default under the CRG Loan Agreement has occurred and is continuing. The Company is required to make interest only payments on a quarterly basis until the Maturity Date. The Company will also be required to pay an exit fee equal to 6% of the aggregate principal amounts advanced (including any paid-in-kind amounts) under the CRG Loan Agreement. to certain exceptions, we are required to make mandatory prepayments of the CRG Loan with the proceeds of assets sales and in the event of a change of control of our Company. In addition, we may make a voluntary prepayment of the CRG Loan, in whole or in part, at any time. All mandatory and voluntary prepayments of the CRG Loan are subject to the payment of prepayment premiums as follows: (i)  if prepayment occurs after December 31, 2019 and on or prior to December 31, 2020, 5% of the aggregate outstanding principal amount of the CRG Loan being prepaid and (ii) if prepayment occurs after December 31, 2020 and on or prior to December 31, 2021, an amount equal to 3% of the aggregate outstanding principal amount of the CRG Loan being prepaid. No prepayment premium is due on any principal prepaid after December 31, 2021.

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

Future Funding Requirements

In the first quarter of 2019, we commenced the U.S. launch of our first two commercial products, YUTIQ and DEXYCU. However, management does not yet have sufficient historical evidence to assert that it is probable that we will receive sufficient revenues from its sales of YUTIQ and DEXYCU to fund operations. In addition, the novel coronavirus (COVID-19) pandemic has had, and will likely continue to have, a material and adverse impact on our business, including as a result of preventive and precautionary measures that we, other businesses, and governments are taking. Due to these impacts and measures, we have experienced and will likely continue to experience significant and unpredictable reductions in the demand for our products as customers have shut down their facilities and non-essential surgical procedures have been postponed in an effort to promote social distancing and to redirect medical resources and priorities towards the treatment of COVID-19. As of March 31, 2020, we had recurring operating losses since our inception and have an accumulated deficit of approximately $478.5 million and working capital of $39.4 million. We currently expect that our existing cash and cash equivalents at March 31, 2020, and cash inflows from anticipated YUTIQ and DEXYCU product sales will be sufficient to fund our operating plan into 2021.

Our plans that are intended to mitigate those conditions include continuing to fulfill our funding needs through cash inflows from revenue of YUTIQ and DEXYCU product sales, licensing arrangements, additional capital raise and other financing arrangements. In addition, on April 8, 2020, we submitted an application through Silicon Valley Bank for the Paycheck Protection Program Loan (the “PPP Loan”) pursuant to the Coronavirus Aid, Relief and Economic Security Act administered by the U.S. Small Business Administration (the “SBA”). On April 22, 2020, we received PPP Loan proceeds of $2.0 million. We believe that our cash and cash equivalents of $26.3 million at March 31, 2020, the PPP Loan proceeds of $2.0 million received on April 22, 2020, and expected cash inflows under our product sales and royalty agreements coupled with cash conservation activities will enable us to fund our current and planned operations into 2021 under current assumptions for the duration of the COVID-19-related closures across the U.S. Although we believe such plans, if executed, should provide us sufficient financing to meet our needs, there is no assurance that additional funding will be achieved and that we will succeed in our future operations. Actual cash requirements could differ from management’s projections due to many factors, including the success of commercialization for YUTIQ and DEXYCU, the actual costs of these commercialization efforts, additional investments in research and development programs, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

Actual cash requirements may differ from projections and will depend on many factors, including, but not limited to:

•	the effect of COVID-19 on our business, the medical community and the global economy;
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

We do not know whether additional capital will be available if and when needed or on terms favorable to us or our stockholders. Collaboration, licensing or other agreements may not be available on favorable terms, or at all. We do not know the extent to which we will receive funds from the commercialization of YUTIQ or DEXYCU. If we seek to sell our equity securities under our ATM program or in another offering, we do not know whether and to what extent we will be able to do so, or on what terms. Further, the continued spread of COVID-19 has also led to severe disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and dilute our existing stockholders’ equity, and funding through collaboration, licensing or other commercial agreements may be on unfavorable terms, including requiring us to relinquish rights to certain of our technologies or products. If adequate financing is not available if and when needed, we may delay, reduce the scope of, or eliminate research or development programs, independent commercialization of YUTIQ and DEXYCU, or other new products, if any, postpone or cancel the pursuit of product candidates, including pre-clinical and clinical trials and new business opportunities, reduce staff and operating costs, or otherwise significantly curtail our operations to reduce our cash requirements and extend our capital. Additionally, we may never become profitable, or if we do, we may not be able to sustain profitability on a recurring basis.

Our consolidated statements of historical cash flows are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019	Change
Net loss:	$(13,174)	$(19,238)	$6,064
Changes in operating assets and liabilities	(5,487)	(55)	(5,432)
Other adjustments to reconcile net loss to cash flows from operating activities	2,316	5,959	(3,643)
Net cash used in operating activities	$(16,345)	$(13,334)	$(3,011)
Net cash used in investing activities	$(16)	$(182)	$166
Net cash provided by financing activities	$20,446	$11,634	$8,812

Operating cash outflows for the three months ended March 31, 2020 totaled $16.4 million, primarily due to our net loss of $13.2 million, reduced by $2.3 million of non-cash expenses, which included $1.2 million of stock-based compensation, $615,000 of amortization of the DEXYCU finite-lived intangible asset, and $494.000 of non-cash interest and amortization of debt discount.

Operating cash outflows for the three months ended March 31, 2019 totaled $13.3 million, primarily due to our net loss of $19.2 million, reduced by $6.0 million of non-cash expenses, which included a $3.8 million loss on extinguishment of our SWK Loan, $1.2 million of stock-based compensation and $615,000 of amortization of the DEXYCU finite-lived intangible asset.

Net cash used in investing activities for the three months ended March 31, 2020 consisted of $16,000 of purchases of property and equipment. Net cash used in investing activities for the three months ended March 31, 2019 consisted of $182,000 of purchases of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2020 totaled $20.5 million and consisted of the following:

(i)	$20.3 million of net proceeds from the issuance of 15,000,000 shares of our Common Stock; and
(ii)	$187,000 of proceeds from stock issued our employee stock purchase plan.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2020 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, in March certain employees of the Company began working remotely.  As a result of these changes to the working environment the Company has not identified any material changes in the Company’s internal control over financial reporting. The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings
We are not currently subject to any material legal proceedings.
Item 1A.	Risk Factors

This section augments and updates certain risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”). The following risk factor supersedes the corresponding risks described in the Annual Report and should be read together with the other risk factors disclosed in the Annual Report. In addition to the other information in this Quarterly Report on Form 10-Q, all of the risk factors should be carefully considered in evaluating us and our common stock. Any of these risks, many of which are beyond our control, could materially and adversely affect our financial condition, results of operations or cash flows, or cause our actual results to differ materially from those projected in any forward-looking statements. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not identified below because they are common to all businesses. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. For more information, see “Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

The ongoing novel coronavirus (COVID-19) pandemic has had and will likely continue to have a material and adverse impact on our business.

The novel coronavirus (COVID-19) pandemic has had, and will likely continue to have, a material and adverse impact on our business, including as a result of preventive and precautionary measures that we, other businesses, and governments are taking. Due to these impacts and measures, we have experienced and will likely continue to experience significant and unpredictable reductions in the demand for our products as customers have shut down their facilities and non-essential surgical procedures have been postponed in an effort to promote social distancing and to redirect medical resources and priorities towards the treatment of COVID-19.

As a result, on April 1, 2020, we committed to and announced a restructuring plan (the “Plan”) with respect to our commercial operations. The Plan includes the cancellation or deferral of planned spending to conserve cash. We have also commenced downsizing our workforce, with reductions coming primarily from our external DEXYCU sales force and supporting commercial operations, as cataract surgery is considered a non-essential procedure due to the COVID-19 pandemic. The workforce reduction may have an adverse impact on our operations.

In addition, the COVID-19 pandemic has and will likely continue to result in social, economic and labor instability in the countries in which we or the third parties with whom we engage operate. For example, we have licensed DEXYCU and Durasert FA to Ocumension for Mainland China, Hong Kong, Macau and Taiwan. Ocumension’s ability to conduct clinical trials may be materially and adversely affected due to COVID-19, which could have the result of, among other things, delaying the enrollment of patients in clinical trials, causing delays in the delivery of product supply for clinical trials and affecting the ability of clinical investigators, contract research organizations and other third-party service providers to devote sufficient time and resources to the clinical development programs.

While we cannot presently predict the future scope and severity of current or any potential business shutdowns or disruptions related to COVID-19, if we or any of the third parties with whom we engage, including the suppliers, manufacturers and other third parties in our global supply chain, clinical trial sites, regulators, surgeons, ASCs, potential business development partners and other third parties with whom we conduct business, were to experience prolonged shutdowns or other business disruptions, including the imposition of restrictions on the export or import of our key supplies from countries outside of the United States, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.  In addition, the pandemic’s ongoing impact on the medical community and the global economy could have a prolonged adverse impact on our product sales and royalty income on products we license to third parties such as Alimera if, for example, fewer uveitis or DME procedures are performed than we or Alimera previously anticipated or if the performance of elective surgeries such as cataract surgery do not resume to pre-pandemic levels in the near term. Further, any sustained disruption in the capital markets from the COVID-19 pandemic could negatively impact our ability to raise capital.

To the extent the COVID-19 pandemic continues to adversely affect our business, results of operations, financial condition and cash flows, it may also heighten many of the other risks described in the “Risk Factors” section of our Annual Report. The ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, which are still highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, as well as the timing and phasing of business reopening, including the resumption of the performance of elective surgical procedures such as cataract surgeries.

We must maintain compliance with the terms of our loan or receive a waiver for any non-compliance. Our failure to comply with the covenants or other terms of the loan, including as a result of events beyond our control, could result in a default under the loan agreement that would materially and adversely affect the ongoing viability of our business.

On February 13, 2019 (the “CRG Closing Date”), we entered into the CRG Loan Agreement with CRG Servicing LLC, as administrative agent and collateral agent (the “Agent”), and the lenders party thereto from time to time (the “Lenders”), providing for a senior secured term loan of up to $60 million (the “CRG Loan”). On the CRG Closing Date, $35 million of the CRG Loan was advanced (the “CRG Initial Advance”). We utilized the proceeds from the CRG Initial Advance for the repayment in full of all outstanding obligations under our prior credit agreement (the “SWK Credit Agreement”) with SWK Funding LLC (“SWK”). In April 2019, we exercised our option to borrow an additional $15 million of the CRG Loan (the “CRG Second Advance”). We had the option to draw up to an additional $10 million, subject to achievement of prescribed three-month trailing product revenues of YUTIQ and DEXYCU on or before March 31, 2020. We did not make any additional draws under the CRG Loan on or prior to March 31, 2020.

The CRG Loan Agreement contains affirmative and negative covenants, including limitations on our and our subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the CRG Loan Agreement contains the following financial covenants requiring us and our subsidiary guarantors to maintain:

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

On November 19, 2019, we entered into a Waiver to the CRG Loan Agreement (the “Waiver”) pursuant to which CRG waived the financial covenant associated with our revenue derived from sales of DEXYCU and YUTIQ for the twelve-month period ended December 31, 2019. Due to the COVID-19 pandemic, we do not expect to meet the financial covenants associated with our revenue derived from sales of DEXYCU and YUTIQ for the twelve-month period ending December 31, 2020. We are in discussions with CRG about this covenant. If we do not maintain compliance with all of the continuing covenants and other terms and conditions of the CRG Loan or secure a waiver for any non-compliance, then the Lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding, plus penalties and interest, including an exit fee and any prepayment fees, and foreclose on the collateral granted to them to secure such indebtedness. Such repayment would have a material adverse effect on our business, operating results and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1

3.2	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	10-K	09/13/17	3.2

3.3	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	8-K	04/02/18	3.1

3.4	Certificate of Amendment of Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/27/18	3.1

3.5	By-Laws of EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	3.5

3.6	Amendment No. 1 to the By-Laws of EyePoint Pharmaceuticals, Inc.	8-K	11/06/18	3.1

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1

4.2	Warrant to Purchase Common Stock of pSivida Corp., issued March 28, 2018, to SWK Funding, LLC	8-K	3/29/18	4.1

4.3	Registration Rights Agreement, dated as of March 28, 2018, by and among pSivida Corp. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P.	8-K	3/29/18	10.3

4.4	Second Registration Rights Agreement, dated as of June 25, 2018, by and among EyePoint Pharmaceuticals, Inc. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P. and each other person identified on the signature pages thereto	8-K	06/27/18	10.1

10.1#	Exclusive License Agreement, dated February 3, 2020, between EyePoint Pharmaceuticals, Inc. and Equinox Science, LLC	10-K	03/16/20	10.32

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

101

The following materials from EyePoint Pharmaceuticals' Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Loss; (iii) Condensed

Consolidated Statements of Stockholders' Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith
#	Portions of this exhibit have been omitted in compliance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EyePoint Pharmaceuticals, Inc.

Date: May 8, 2020	By:	/s/ Nancy Lurker
	Name:	Nancy Lurker
	Title:	President and Chief Executive Officer (Principal Executive Officer)