Form 10-Q
period 2020-09-30
EyePoint Pharmaceuticals, Inc.
filed 2020-11-06
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

There were 143,515,338 shares of the registrant’s common stock, $0.001 par value, outstanding as of October 30, 2020.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$28,726	$22,214
Accounts and other receivables, net	9,392	11,368
Prepaid expenses and other current assets	5,832	5,997
Inventory	3,642	2,138
Total current assets	47,592	41,717
Property and equipment, net	492	357
Operating lease right-of-use assets	2,733	3,078
Intangible assets, net	25,824	27,669
Restricted cash	150	150
Total assets	$76,791	$72,971
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,185	$4,192
Accrued expenses	6,845	6,832
Deferred revenue	300	15
Other current liabilities	597	481
Total current liabilities	12,927	11,520
Long-term debt	50,775	47,223
Operating lease liabilities - noncurrent	2,483	2,898
Other long-term liabilities	3,012	3,000
Total liabilities	69,197	64,641
Contingencies (Note 14)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 and 150,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 131,421,846 and 109,417,322 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	131	109
Additional paid-in capital	501,834	472,667
Accumulated deficit	(495,211)	(465,286)
Accumulated other comprehensive income	840	840
Total stockholders' equity	7,594	8,330
Total liabilities and stockholders' equity	$76,791	$72,971

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Product sales, net	$5,758	$1,009	$14,151	$8,941
License and collaboration agreement	9,535	1,054	11,590	1,125
Royalty income	402	446	1,565	1,666
Total revenues	15,695	2,509	27,306	11,732
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	1,882	327	3,363	1,363
Research and development	4,090	3,484	12,219	11,237
Sales and marketing	5,269	7,778	19,483	22,373
General and administrative	5,796	4,365	14,949	13,790
Amortization of acquired intangible assets	615	615	1,845	1,845
Total operating expenses	17,652	16,569	51,859	50,608
Loss from operations	(1,957)	(14,060)	(24,553)	(38,876)
Other income (expense):
Interest and other income, net	(4)	183	58	692
Interest expense	(1,840)	(1,770)	(5,430)	(4,389)
Loss on extinguishment of debt	—	—	—	(3,810)
Total other expense, net	(1,844)	(1,587)	(5,372)	(7,507)
Net loss	$(3,801)	$(15,647)	$(29,925)	$(46,383)
Net loss per share - basic and diluted	$(0.03)	$(0.15)	$(0.24)	$(0.45)
Weighted average shares outstanding - basic and diluted	127,945	106,938	122,768	102,900

Net loss	$(3,801)	$(15,647)	$(29,925)	$(46,383)
Foreign currency translation adjustments	—	—	—	1
Comprehensive loss	$(3,801)	$(15,647)	$(29,925)	$(46,382)

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands except share data)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of	Par Value	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2019	106,297,792	$106	$466,493	$(439,229)	$840	$28,210
Net loss	—	—	—	(15,647)	—	(15,647)
Issuance of stock, net of issue cost	1,707,995	2	2,410	—	—	2,412
Vesting of stock units	23,457	—	(14)	—	—	(14)
Stock-based compensation	—	—	977	—	—	977
Balance at September 30, 2019	108,029,244	$108	$469,866	$(454,876)	$840	$15,938

Balance at June 30, 2020	125,197,899	$125	$494,633	$(491,410)	$840	$4,188
Net loss	—	—	—	(3,801)	—	(3,801)
Issuance of stock, net of issue costs	6,029,465	6	4,705	—	—	4,711
Employee stock purchase plan	175,315	—	107	—	—	107
Vesting of stock units	19,167	—	—	—	—	—
Stock-based compensation	—	—	2,389	—	—	2,389
Balance at September 30, 2020	131,421,846	$131	$501,834	$(495,211)	$840	$7,594

					Accumulated
	Common Stock		Additional		Other	Total
	Number of	Par Value	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2019	95,372,236	95	445,192	(408,493)	839	37,633
Net loss	—	—	—	(46,383)	—	(46,383)
Other comprehensive income	—	—	—	—	1	1
Issuance of stock, net of issue cost	12,234,495	12	20,743	—	—	20,755
Exercise of stock options	166,760	1	307	—	—	308
Vesting of stock units	255,753	—	(87)	—	—	(87)
Stock-based compensation	—	—	3,711	—	—	3,711
Balance at September 30, 2019	108,029,244	$108	$469,866	$(454,876)	$840	$15,938

Balance at January 1, 2020	109,417,322	$109	$472,667	$(465,286)	$840	$8,330
Net loss	—	—	—	(29,925)	—	(29,925)
Issuance of stock, net of issue costs	21,029,465	21	24,680	—	—	24,701
Employee stock purchase plan	336,975	1	293	—	—	294
Vesting of stock units	638,084	—	(90)	—	—	(90)
Stock-based compensation	—	—	4,284	—	—	4,284
Balance at September 30, 2020	131,421,846	$131	$501,834	$(495,211)	$840	$7,594

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30
	2020	2019
Cash flows from operating activities:
Net loss	$(29,925)	$(46,383)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization of intangible assets	1,845	1,845
Depreciation of property and equipment	135	109
Amortization of debt discount	534	430
Non-cash interest expense	977	728
Loss on extinguishment of debt	—	3,810
Stock-based compensation	4,284	3,711
Changes in operating assets and liabilities:
Accounts receivable and other current assets	2,494	(10,681)
Inventory	(1,503)	(2,280)
Accounts payable and accrued expenses	589	3,481
Right-of-use assets and operating lease liabilities	(45)	47
Deferred revenue	285	(30)
Net cash used in operating activities	(20,330)	(45,213)
Cash flows from investing activities:
Purchases of property and equipment	(170)	(207)
Net cash used in investing activities	(170)	(207)
Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	24,802	20,755
Proceeds under paycheck protection program loan	2,041	—
Proceeds from issuance of long-term debt	—	50,000
Payment of debt issue costs	—	(1,341)
Payment of long-term debt principal	—	(20,000)
Payment of extinguishment of debt costs	—	(2,716)
Net settlement of stock units to satisfy statutory tax withholding	(90)	(87)
Proceeds from exercise of stock options and employee stock purchase plan	294	308
Payment of contingent development milestone	—	(15,000)
Principal payments on finance lease obligations	(35)	—
Net cash provided by financing activities	27,012	31,919
Net increase (decrease) in cash, cash equivalents and restricted cash	6,512	(13,501)
Cash, cash equivalents and restricted cash at beginning of period	22,364	45,411
Cash, cash equivalents and restricted cash at end of period	$28,876	$31,910
Supplemental cash flow information:
Cash interest paid	$3,910	$3,574
Supplemental disclosure of non-cash investing and financing activities:
Accrued term loan exit fee	—	3,000

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Operations and Basis of Presentation

Overview

The accompanying condensed consolidated financial statements of EyePoint Pharmaceuticals, Inc. and subsidiaries (collectively, the “Company”) as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2019, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods indicated. The preparation of financial statements in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year or any future period.

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

ILUVIEN® for diabetic macular edema (“DME”), the Company’s licensed product, is sold directly in the U.S. and several European Union (“EU”) countries by Alimera Sciences, Inc. (“Alimera”) under a license agreement with the Company. In July 2017, the Company expanded the Alimera license agreement to include the uveitis indication for Europe, the Middle East and Africa (“EMEA”). European regulatory approval of ILUVIEN for the uveitis indication was granted in March 2019, subject to obtaining pricing and reimbursement in each applicable country. The Company receives royalty payments from Alimera for its sales of ILUVIEN.

EYP-1901 is being developed by the Company as a potential 6-month intravitreal treatment for wet age-related macular degeneration (“wAMD”).  EYP-1901 utilizes the Company’s bioerodible Durasert technology combined with vorolanib, an anti-VEGF tyrosine kinase inhibitor (“TKI”).  Vorolanib has previously been studied in human clinical trials as an orally delivered therapy. The Company completed initial animal pharmacokinetic and toxicology studies and initiated a GLP toxicology study in March 2020 to support the anticipated filing of an Investigational New Drug (“IND”) application with the FDA by the end of 2020. A Phase 1 clinical trial is expected to follow upon acceptance of the IND by the FDA. The Company believes EYP-1901 has potential for additional indications in diabetic retinopathy (“DR”) and retinal vein occlusion (“RVO”).

YUTIQ50 is being developed by the Company as a potential 6-month intravitreal treatment for chronic non-infectious uveitis affecting the posterior segment of the eye. The Company has consulted with the FDA and identified a clinical pathway for a supplemental new drug application (“sNDA”) filing that involves a clinical trial of a small study, randomized 2:1. The Company is currently evaluating the timeline and investment requirements for the initiation of this trial.

Effects of the COVID-19 Coronavirus Pandemic

The outbreak of the COVID-19 Coronavirus Pandemic (the “Pandemic”) in March 2020 has had and will likely continue to have, a material and adverse impact on the Company’s business, including as a result of measures that the Company, other businesses, and government have and will likely continue to take. This includes a significant impact on cash flows from expected revenues due to the closure of ambulatory surgery centers for DEXYCU and a significant reduction in physician office visits impacting YUTIQ. These closures precipitated the restructuring of the Company’s commercial organization that was announced on April 1, 2020 along with a reduction in planned spending for the calendar year. Due to the continued Pandemic, these factors continued to have an adverse impact on the Company’s revenues, financial condition and cash flows in the third quarter of 2020. Although customer demand for the Company’s products resumed by the third quarter, the extent and duration of the impact on the Company’s business is uncertain at this time. The Company is monitoring the Pandemic and its potential effect on the Company’s financial position, results of operations and cash flows. This uncertainty could have an impact in future periods on certain estimates used in the preparation of the Company’s quarterly financial results, including reserves for variable consideration related to product sales, realizability of certain receivables, assessment for excess or obsolete inventory, and impairment of long-lived assets. Uncertainty around the extent and duration of the Pandemic, and any future related financial impact cannot be reasonably estimated at this time.

Liquidity

The Company has a history of operating losses and has not had significant recurring cash inflows from revenue. The Company’s operations have been financed primarily from sales of its equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from its collaboration partners. In the first quarter of 2019, the Company commenced the U.S. launch of its first two commercial products, YUTIQ and DEXYCU. However, the Company has not received sufficient revenues from its product sales to fund operations and the Company does not expect revenues from its product sales to generate sufficient funding to sustain its operations in the near-term. As of September 30, 2020, the Company has had recurring operating losses since its inception and has an accumulated deficit of approximately $495.2 million and working capital of $34.7 million. The Company had cash and cash equivalents of $28.7 million at September 30, 2020.

Accordingly, the foregoing conditions, taken together, continue to raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s plans that are intended to mitigate those conditions include continuing to fulfill its funding needs through cash inflows from revenue of YUTIQ and DEXYCU product sales, licensing and research collaboration transactions, at-the-market facility (the “ATM Facility”) financing, additional capital raises and other arrangements. The Company’s plans also include the continuation of expense reductions to conserve cash in response to a continued adverse impact on the Company’s revenue of YUTIQ and DEXYCU product sales due to the continued Pandemic, slower recovery in product demand associated with phased reopening of customer facilities, elective surgical procedures and physician office visits in response to the Pandemic. During October 2020, the Company received net proceeds of $5.7 million through its ATM Facility financing. At October 31, 2020, the Company had cash and cash equivalents of $30.5 million. The Company believes that its cash and cash equivalents of $30.5 million at October 31, 2020 and expected cash inflows from its product sales, royalty agreements, and ATM Facility financing, coupled with cash conservation activities will enable the Company to fund its current and planned operations into 2021. There can be no assurance that the Company will receive the additional funding from any of these potential resources and, even if such cash proceeds are received, that such proceeds would be sufficient to support the Company’s current operating plan for the next twelve months from the date of issuance of these financial statements. Actual cash requirements could differ from management’s projections due to many factors, including the success of commercialization for YUTIQ and DEXYCU, the actual costs of these commercialization efforts, the continued effect of the Pandemic on our business and the medical community, additional investments in research and development programs, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of September 30, 2020.

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

The Company accrued DEXYCU product revenue-based royalty expense of $1.2 million and $97,000 for the three months ended September 30, 2020 and 2019, respectively, and $1.9 million and $195,000 for the nine months ended September 30, 2020 and 2019, respectively, as a component of cost of sales. $908,000 and $1.3 million of accrued revenue-based royalty expense during the three and nine months ended September 30, 2020 were related to the partnering income in connection with the acquisition of Icon Bioscience, Inc. in March 2018.
3.	Revenue

Product Revenue Reserves and Allowances

The Company’s product revenues have been primarily from sales of YUTIQ and DEXYCU in the U.S., which it began shipping to its customers in February 2019 and March 2019, respectively.

Net product revenues by product for each of the three and nine months ended September 30, 2020 and 2019, respectively, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
YUTIQ	$3,466	$55	$9,920	$7,303
DEXYCU	2,292	954	4,231	1,638
Total product sales, net	$5,758	$1,009	$14,151	$8,941

The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2020 and 2019, respectively (in thousands):

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2020	$1,618	$271	$352	$2,241
Provision related to sales in the current year	1,464	479	690	2,633
Adjustments related to prior period sales	(387)	—	50	(337)
Deductions applied and payments made	(1,899)	(400)	(523)	(2,822)
Ending balance at September 30, 2020	$796	$350	$569	$1,715

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2019	$—	$—	$—	$—
Provision related to sales in the current year	833	161	367	1,361
Adjustments related to prior period sales	—	—	—	—
Deductions applied and payments made	(178)	(105)	(171)	(454)
Ending balance at September 30, 2019	$655	$56	$196	$907

Returns are recorded as a reduction of accounts receivable on the condensed consolidated balance sheets. Chargebacks, discounts and fees and rebates are recorded as a component of accrued expenses on the condensed consolidated balance sheets (See Note 6).

License and Collaboration Agreements and Royalty Income

Alimera

Pursuant to a licensing and development agreement, as amended, Alimera Sciences, Inc. has a worldwide exclusive license to make and sell ILUVIEN in return for royalties based on sales and patent fee reimbursements. Royalty income was $402,000 and $446,000 for the three months ended September 30, 2020 and 2019, respectively, and $1.6 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Total revenue was $437,000 and $475,000 for the three months ended September 30, 2020 and 2019, respectively, and $1.6 million and $1.5 million for the nine months ended September 30, 2020 and 2019, respectively.

Ocumension Therapeutics

In November 2018, the Company entered into an exclusive license agreement with Ocumension Therapeutics (“Ocumension”) for the development and commercialization of its three-year micro insert using the Durasert technology for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye (YUTIQ in the U.S.) in Mainland China, Hong Kong, Macau and Taiwan. The Company received a one-time upfront payment of $1.75 million from Ocumension and is eligible to receive up to (i) $7.25 million upon the achievement by Ocumension of certain prescribed development and regulatory milestones, and (ii) $3.0 million commercial sales-based milestones. In addition, the Company is entitled to receive mid-single digit sales-based royalties. Ocumension has also received a special approval by the Hainan Province People's Government to market this product for chronic, non-infectious posterior segment uveitis in the Hainan Bo Ao Lecheng International Medical Tourism Pilot Zone (“Hainan Pilot Zone”). In March 2019, the Company entered into a Memorandum of Understanding (“2019 MOU”), pursuant to which, the Company will supply product for the clinical trials and Hainan Pilot Zone use. Paralleling to Ocumension’s normal registration process of the product with the Chinese Regulatory Authorities, the 2019 MOU modified the Company’s entitlement to the development and regulatory milestones of up to $7.25 million under the license agreement to product supply milestones or development milestones, whichever comes first, totaling up to $7.25 million. In August 2019, the Company began shipping this product to Ocumension.

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

In August 2020, the Company entered into a Memorandum of Understanding (“2020 MOU”), pursuant to which, the Company received a one-time non-refundable payment of $9.5 million (the “Accelerated Milestone Payment”) from Ocumension as a full and final payment of the combined remaining development, regulatory and sales milestone payments under the Company’s license agreements with Ocumension for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye and for the treatment of post-operative inflammation following ocular surgery, respectively. Upon payment of the Accelerated Milestone Payment, the remaining $11.75 million in combined remaining development and sales milestone payments under the Company’s original license agreement with Ocumension upon the achievement by Ocumension of (i) remaining development and regulatory milestones of $6.25 million and commercial sales-based milestones of $3.0 million for the development and commercialization of its three-year micro insert using the Durasert technology for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye; and (ii) $6.0 million upon the achievement by Ocumension of certain prescribed development and regulatory milestones, and $6.0 million commercial sales-based milestones for the development and commercialization in Mainland China, Hong Kong, Macau and Taiwan of DEXYCU for the treatment of post-operative inflammation following ocular surgery, totaling up to $21.25 million, were permanently extinguished and will no longer be due and owed to the Company. In exchange, Ocumension also received exclusive rights to develop and commercialize YUTIQ and DEXYCU products under its own brand names in South Korea and other jurisdictions across Southeast Asia in Brunei, Burma (Myanmar), Cambodia, Timor-Leste, Indonesia, Laos, Malaysia, the Philippines, Singapore, Thailand and Vietnam, at its own cost and expense with the Company supplying product for clinical trials and commercial sale.

Other than a fixed number of hours of technical assistance support to be provided at no cost by the Company, Ocumension is responsible for all development, regulatory and commercial costs, including any additional technical assistance requested. During the three and nine months ended September 30, 2020, the Company recognized $9.5 million and approximately $11.5 million of license and collaboration revenue, respectively. As of September 30, 2020 and December 31, 2019, no deferred revenue was recorded for this agreement, respectively.

The Company recorded sales-based royalty expense of $908,000 and $1.3 million, respectively, during the three and nine months ended September 30, 2020, with respect to partnering income equal to 20% of DEXYCU share of the Accelerated Milestone Payment received in August 2020 and upfront payment received in February 2020 from Ocumension, in connection with the Icon acquisition in March 2018.

 Research Collaborations

The Company from time to time enters into funded agreements to evaluate the potential use of its technology for sustained release of third-party drug candidates in the treatment of various diseases or conditions. Consideration received is generally recognized as revenue over the term of the research collaborations (including feasibility study agreements). Revenue recognition for consideration, if any, related to a license option right is assessed based on the terms of any such future license agreement or is otherwise recognized at the completion of the research collaborations (including feasibility study agreements).  Revenue under research collaborations (including feasibility study agreements) was $0 and $25,000 for the three months ended September 30, 2020 and 2019, respectively, and $15,000 and $25,000 for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020 and December 31, 2019, $300,000 and $15,000 deferred revenue was recorded for the research collaborations (including feasibility study agreements), respectively.

4.	Inventory

Inventory consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$776	$1,476
Work in process	1,058	346
Finished goods	1,808	316
Total inventory	$3,642	$2,138

5.	Intangible Assets

The reconciliation of intangible assets for the nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	September 30,	September 30,
	2020	2019
Patented technologies
Gross carrying cost at beginning of period	$68,322	$68,322
Gross carrying cost at end of period	68,322	68,322
Accumulated amortization at beginning of period	(40,653)	(38,193)
Amortization expense	(1,845)	(1,845)
Accumulated amortization at end of period	(42,498)	(40,038)
Net book value at end of period	$25,824	$28,284

The Company amortizes intangible assets with finite lives on a straight-line basis over their respective estimated useful lives. Amortization of intangible assets totaled $615,000 and $1.8 million for each of the three and nine months ended September 30, 2020 and 2019, respectively.

In connection with the Icon Acquisition in March 2018, the initial purchase price was attributed to the DEXYCU product intangible asset. This finite-lived intangible asset is being amortized on a straight-line basis over its expected remaining useful life of 10.5 years at the rate of approximately $2.5 million per year. Amortization expense was reported as a component of cost of sales for the three and nine months ended September 30, 2020 and 2019, respectively.
6.	Accrued Expenses

Accrued expenses consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Personnel costs	$3,463	$3,263
Sales chargebacks, rebates and other revenue reserves	1,146	1,889
Professional fees	739	700
Clinical trial costs	—	345
Accrued restructuring charges	270	—
Other	1,227	635
	$6,845	$6,832

7.	Leases

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

In July 2017, the Company leased approximately 3,000 square feet of office space in Basking Ridge, New Jersey under a lease term extending through June 2022, with two five-year renewal options at 95% of the then-prevailing market rates. In addition to base rent, the Company is obligated to pay its proportionate share of building operating expenses and real estate taxes in excess of base year amounts. In June 2018, the Company subleased an additional 1,381 square feet of adjoining space from Caladrius Biosciences, Inc. (“Caladrius”) through May 2022. The Chief Executive Officer of Caladrius was a director of the Company through June 2020. Per the terms of the lease and sublease agreements, the Company does not have any residual value guarantees.

The Company identified and assessed the following significant assumptions in recognizing its right-of-use (“ROU”) assets and corresponding lease liabilities:

•

As the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company utilized the borrowing rate under its existing 5-year term loan facility (see Note 8) as the discount rate.

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

As of September 30, 2020, the weighted average remaining term of the Company’s operating leases was 4.5 years and the lease liabilities arising from obtaining ROU assets reflect a weighted average discount rate of 12.5%.

Supplemental balance sheet information related to operating leases as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

	September 30,	December 31,
	2020	2019
Other current liabilities - operating lease current portion	$545	$481
Operating lease liabilities – noncurrent portion	2,483	2,898
Total operating lease liabilities	$3,028	$3,379

Operating lease expense recognized was $213,000 related to ROU assets, excluding $9,000 of variable lease costs, during each of the three months ended September 30, 2020 and 2019, respectively, and $640,000 related to ROU assets,  excluding $27,000 of variable lease costs, during each of the nine months ended September 30, 2020 and 2019, respectively, and were included in general and administrative expense in the Company’s statement of comprehensive loss. Cash paid for amounts included in the measurement of operating lease liabilities were $216,000 and $210,000 for the three months ended September 30, 2020 and 2019, and $646,000 and $593,000 for the nine months ended September 30, 2020 and 2019, respectively.

The Company is a party to a finance lease for laboratory equipment. The equipment lease expires on December 18, 2021.

Supplemental balance sheet information related to the finance lease as of September 30, 2020 is as follows (in thousands):

September 30,
2020
Property and equipment, at cost	$100
Accumulated amortization	(39)
Property and equipment, net	$61

Other current liabilities – finance lease current portion	$52
Other long-term liabilities	12
Total finance lease liabilities	$64

The components of finance lease expense recognized during the three and nine months ended September 30, 2020 related to ROU assets were $13,000 and $39,000, respectively. Interest on lease liabilities were $2,000 and $7,000, respectively, during the three and nine months ended September 30, 2020. Cash paid for amounts included in the measurement of finance lease liabilities were operating cash flows of $2,000 and $7,000 during the three and nine months ended September 30, 2020, and financing cash flows of $15,000 and $35,000 during the three and nine months ended September 30, 2020. The Company has no finance lease in 2019.

As of September 30, 2020, the weighted average remaining term of the Company’s finance lease was 1.2 years and the lease liabilities arising from obtaining ROU assets reflect a weighted average discount rate of 12.5%.

The Company’s total future minimum lease payments under non-cancellable leases at September 30, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2020	$221	$14
2021	889	55
2022	849	—
2023	815	—
2024 and beyond	1,176	—
Total lease payments	$3,950	$69
Less imputed interest	(922)	(5)
Total	$3,028	$64

8.	Term Loan Agreements

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

The Paycheck Protection Program Flexibility Act of 2020 (the “PPP Flexibility Act”), enacted on June 5, 2020, amended the Paycheck Protection Program, among others, as follows: (i) extended the covered period from 8 weeks to the earlier of 24 weeks from the date the PPP Loan is originated and December 31, 2020, during which PPP funds needed to be expended in order to be forgiven. A borrower may submit a loan forgiveness application any time on or before the maturity date of the loan – including before the end of the covered period – if the borrower has used all of the loan proceeds for which the borrower is requesting forgiveness; (ii) at least 60% of PPP funds must be spent on payroll costs, with the remaining 40% available to spend on other eligible expenses; (iii) payments are deferred until the date on which the amount of forgiveness determined is remitted to the lender. If a borrower fails to seek forgiveness within 10 months after the last day of its covered period, then payments will begin on the date that is 10 months after the last day of the covered period. In addition, the PPP Flexibility Act modified the CARES Act by increasing the maturity date for loans made after the effective date from two years to a minimum maturity of five years from the date on which the borrower applies for loan forgiveness. Existing PPP loans made before the new legislation retain their original two-year term, but may be renegotiated between a lender and a borrower to match the 5-year term permitted under the PPP Flexibility Act.

The Company used all of the loan proceeds from the PPP Loan to pay expenses during the covered period that the Company believes were for eligible purposes. On September 25, 2020, the Company submitted an application to SVB for full loan forgiveness. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. As of the date of this filing, the application for the PPP Loan forgiveness is still pending review.

The PPP Loan proceeds of $2.0 million were recorded as a loan in accordance with ASC 470, Debt, and included in long-term debt in the Company’s balance sheet as of September 30, 2020. Accrued interest expense based on the stated interest rate of 1% per annum was $5,000 and $9,000 for the three months and year-to-date ended September 30, 2020.

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

The CRG Loan is due and payable on December 31, 2023 (the “Maturity Date”). The CRG Loan bears interest at a fixed rate of 12.5% per annum payable in arrears on the last business day of each calendar quarter. The Company is required to make quarterly, interest only payments until the Maturity Date. So long as no default has occurred and is continuing, the Company may elect on each applicable interest payment date to pay 2.5% of the 12.5% per annum interest as Paid In-Kind (“PIK”), whereby such PIK amount would be added to the aggregate principal amount and accrue interest at 12.5% per annum. Through September 30, 2020, total PIK amounts of $977,000 have been added to the principal balance of the CRG Loan. In addition, the Company is required to pay an upfront fee of 1.5% of amounts borrowed under the CRG Loan (excluding any paid-in-kind amounts), which is payable as amounts are advanced under the CRG Loan. The Company will also be required to pay an exit fee equal to 6% of (i) the aggregate principal amounts advanced and (ii) PIK amounts issued, under the CRG Loan Agreement. In connection with the CRG Initial Advance, a 1.5% financing fee of $525,000 and an expense reimbursement of $350,000 were deducted from the net borrowing proceeds. In connection with the CRG Second Advance, a 1.5% financing fee of $225,000 was deducted from the net borrowing proceeds.

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

In November 2019, CRG waived the financial covenant associated with the Company’s revenue derived from sales of its products, DEXYCU and YUTIQ, for the twelve-month period ending December 31, 2019. In October 2020, CRG (i) waived the financial covenant associated with the Company’s revenue derived from sales of its products, DEXYCU and YUTIQ, for the twelve-month period ending December 31, 2020 and (ii) amended the financial covenant associated with the Company’s minimum product revenue to $45 million from $80 million, for the twelve-month period ending December 31, 2021. There were no other material changes to the Loan Agreement and the Company incurred no incremental charges for the issuance of the waivers.

The total debt discount related to the CRG Loan was approximately $4.3 million and consisted of (i) the accrual of a $3.0 million exit fee; (ii) the $750,000 upfront fee; and (iii) $591,000 of legal and other transaction costs. This amount is being amortized as additional interest expense over the term of the CRG Loan using the effective interest rate method.

Amortization of debt discount under the CRG Loan totaled $186,000 and $160,000 for the three months ended September 30, 2020 and 2019, respectively, and $534,000 and $346,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

2020 Equity Financing

ATM Facility

In August 2020, the Company entered into an at-the-market facility (the “ATM Facility”) with Cantor Fitzgerald & Co (“Cantor”). Pursuant to the ATM Facility, under a Form S-3 shelf registration statement that was declared effective by the SEC in December 2018, the Company may, at its option, offer and sell shares of its Common Stock from time to time for an aggregate offering price of up to $25.0 million. The Company will pay Cantor a commission of 3.0% of the gross proceeds from any future sales of such shares.

During the three and nine months ended September 30, 2020, the Company sold 6,029,465 shares of its Common Stock at a weighted average price of $0.81 per share for gross proceeds of approximately $4.9 million. Share issue costs, including sales agent commissions, totaled $250,000 during the reporting period.

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

Warrants to Purchase Common Shares

The following table provides a reconciliation of fixed price warrants to purchase shares of the Company’s Common Stock for the nine months ended September 30, 2020 and 2019, respectively:

	Nine Months Ended September 30,
	2020		2019
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Balance at beginning of period	486,812	$1.23	486,812	$1.23
Expired	—	—	—	—
Balance and exercisable at end of period	486,812	$1.23	486,812	$1.23

Pursuant to a credit agreement, the Company issued the SWK Warrant to purchase (i) 409,091 Initial Advance Warrant Shares on March 28, 2018 at an exercise price of $1.10 per share with a seven-year term and (ii) 77,721 Additional Advance Warrant Shares on June 26, 2018 at an exercise price of $1.93 per share with a seven-year term. At September 30, 2020, the weighted average remaining life of the warrants was approximately 4.53 years.

10.	Share-Based Payment Awards

Equity Incentive Plan

The 2016 Long-Term Incentive Plan (the “2016 Plan”), approved by the Company’s stockholders on December 12, 2016 (the “Adoption Date”), provides for the issuance of up to 3,000,000 shares of  the Company’s Common Stock reserved for issuance under the 2016 Plan plus any additional shares of the Company’s Common Stock that were available for grant under the 2008 Incentive Plan (the “2008 Plan”) at the Adoption Date or would otherwise become available for grant under the 2008 Plan as a result of subsequent termination or forfeiture of awards under the 2008 Plan. At the Company’s Annual Meeting of Stockholders held on June 25, 2019, the Company’s stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance by 11,000,000 shares. At September 30, 2020, a total of approximately 6,140,153 million shares were available for new awards.

Certain inducement awards, although not awarded under the 2016 Plan or the 2008 Plan, are subject to and governed by the terms and conditions of the 2016 Plan or 2008 Plan, as applicable.

Stock Options

The following table provides a reconciliation of stock option activity under the Company’s equity incentive plans and for inducement awards for the nine months ended September 30, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
			(in years)	(in thousands)
Outstanding at January 1, 2020	10,909,800	$2.52
Granted	3,971,397	1.24
Exercised	—	—
Forfeited	(592,353)	1.79
Expired	(967,875)	3.44
Outstanding at September 30, 2020	13,320,969	$2.10	7.66	$—
Exercisable at September 30, 2020	6,369,131	$2.60	6.75	$—

In January 2019, the Company expanded the terms of its annual stock option grants to include vesting ratable monthly over four years, or with 25% vesting after one year followed by ratable monthly vesting over three years. Previously, the Company’s option grants generally had ratable annual vesting over three years, or 1-year cliff vesting. Nonemployee awards are granted similar to the Company’s employee awards. All option grants have a 10-year term. Options to purchase a total of 2,169,834 shares of the Company’s Common Stock vested during the nine months ended September 30, 2020.

In determining the grant date fair value of option awards during the nine months ended September 30, 2020, the Company applied the Black-Scholes option pricing model based on the following key assumptions:

Option life (in years)	5.5-6.02
Stock volatility	63.85%-69.65%
Risk-free interest rate	0.371%-2.51%
Expected dividends	0.0%

The following table summarizes information about employee, non-executive director and external consultant stock options for the nine months ended September 30, 2020 (in thousands, except per share amount):

Nine Months Ended
September 30, 2020
Weighted-average grant date fair value per share	$0.73
Total cash received from exercise of stock options	—
Total intrinsic value of stock options exercised	—

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

The following table provides a reconciliation of RSU activity under the 2016 Plan for the nine months ended September 30, 2020:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Nonvested at January 1, 2020	786,899	$1.83
Granted	1,437,750	1.22
Vested	(697,505)	1.53
Forfeited	(92,467)	1.78
Nonvested at September 30, 2020	1,434,677	$1.44

At September 30, 2020, the weighted average remaining vesting term of the RSUs was 0.95 years.

Deferred Stock Units

There were no non-vested deferred stock units (“DSUs”) issued and outstanding to the Company’s non-executive directors at each of September 30, 2020 and December 31, 2019, respectively. Each DSU vests one year from the date of grant. Subsequent to vesting, the DSUs will be settled in shares of the Company’s Common Stock upon the earliest to occur of (i) each director’s termination of service on the Company’s Board of Directors and (ii) the occurrence of a change of control as defined in the award agreement. At September 30, 2020, there were 25,834 vested DSUs that have not been settled in shares of the Company’s Common Stock.

Employee Stock Purchase Plan

On June 25, 2019, the Company’s stockholders approved the adoption of the EyePoint Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) and authorized up to 1,100,000 shares of Common Stock reserved for issuance to participating employees. The ESPP allows qualified participants to purchase the Company’s Common Stock twice a year at 85% of the lesser of the average of the high and low sales price of the Company’s Common Stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period. The number of shares of the Company’s Common Stock each employee may purchase under this plan, when combined with all other employee stock purchase plans, is limited to the lower of an aggregate fair market value of $25,000 during each calendar year, or 50,000 shares of the Company’s Common Stock in any one offering period. The first six month offering period under the ESPP began on August 1, 2019 and ended on January 31, 2020. As of September 30, 2020, 336,975 shares of the Company’s Common Stock were issued pursuant to the ESPP.

The Company estimated the fair value of the option component of the ESPP shares at the date of grant using a Black-Scholes valuation model. During the three and nine months ended September 30, 2020, the compensation expense from ESPP shares was immaterial, respectively.

Stock-Based Compensation Expense

The Company’s consolidated statements of comprehensive loss included total compensation expense from stock-based payment awards for each of the three and nine months ended September 30, 2020 and 2019, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Compensation expense included in:
Research and development	$881	$210	$1,096	$874
Sales and marketing	331	189	724	512
General and administrative	1,177	578	2,464	2,325
	$2,389	$977	$4,284	$3,711

At September 30, 2020, there was approximately $4.1 million of unrecognized compensation expense related to outstanding equity awards under the 2016 Plan, the 2008 Plan, the inducement awards and the ESPP that is expected to be recognized as expense over a weighted-average period of approximately 1.35 years.

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

The Company recorded $0 and $1.0 million of R&D expense for the three and nine months ended September 30, 2020 for this license.

12.Restructuring Charges

Fiscal Year 2020 Restructuring Plan

On April 1, 2020, the Company committed to and announced a restructuring plan (the “Plan”) with regard to its commercial operations. The Plan is a result of decline in product demand associated with shut-downs of customer facilities and postponements of elective surgical procedures in response to the Pandemic. In connection with the Plan, the Company, among other things, downsized its current workforce, with reductions coming primarily from its external DEXYCU sales force and supporting commercial operations, as cataract surgery is considered a non-essential procedure due to the Pandemic. The Company recorded $0 and approximately $590,000 of external DEXYCU sales force personnel and employee severance for discretionary termination benefits during the three and nine months ended September 30, 2020, upon notification of the affected external DEXYCU sales force personnel and employees in accordance with ASC 420, Exit or Disposal Cost Obligations. The charges of $590,000 were recognized in the Company’s operating results, of which $542,000 and $48,000 were included in sales and marketing expense and general and administrative expense, respectively. The Company expects the implementation of the Plan will be substantially completed by the end of fiscal 2020.

	Employee Severance and Benefits	Total
Beginning balance at March 31, 2020	$—	$—
Restructuring charge	590	590
Cash payments	(320)	(320)
Ending balance at September 30, 2020	$270	$270

13.	Fair Value Measurements

The following tables summarize the Company’s assets carried at fair value measured on a recurring basis at September 30, 2020 and December 31, 2019 by valuation hierarchy (in thousands):

	September 30, 2020
		Quoted prices in	Significant other	Significant
	Total Carrying	active markets	observable inputs	unobservable inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$26,538	$26,538	$—	$—
	$26,538	$26,538	$—	$—

	December 31, 2019
		Quoted prices in	Significant other	Significant
	Total Carrying	active markets	observable inputs	unobservable inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$19,976	$19,976	$—	$—
	$19,976	$19,976	$—	$—

Financial instruments that potentially subject the Company to concentrations of credit risk have historically consisted principally of cash and cash equivalents. At September 30, 2020 and December 31, 2019, substantially all of the Company’s interest-bearing cash equivalent balances were concentrated in one U.S. Government institutional money market fund that has investments consisting primarily of U.S. Government Agency debt, U.S. Treasury Repurchase Agreements and U.S. Government Agency Repurchase Agreements. These deposits may be redeemed upon demand and, therefore, generally have minimal risk. The Company’s cash equivalents are classified within Level 1 on the basis of valuations using quoted market prices.

The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term maturity.

The fair value of the Company’s CRG Loan is determined using a discounted cash flow analysis based on market rates for observable similar instruments as of the condensed consolidated balance sheet dates. Accordingly, the fair value of the CRG Loan is categorized as Level 2 within the fair value hierarchy. The carrying value of the CRG Loan at September 30, 2020 was approximately $51.7 million, and consisted of $48.7 million of its carrying amount as reported in long-term debt, and $3.0 million of debt exit fee as reported in other long-term liabilities of the condensed consolidated balance sheet, respectively. The fair value of the CRG Loan was approximately $51.6 million at September 30, 2020. The fair value of the CRG Loan approximated its carrying value at December 31, 2019.

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

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by adding to the basic weighted average number of common shares outstanding the total number of dilutive common equivalent shares using the treasury stock method, unless the effect is anti-dilutive. Potentially dilutive shares were not included in the calculation of diluted net loss per share for each of the three and nine months ended September 30, 2020 and 2019, respectively, as their inclusion would be anti-dilutive.

Potential common stock equivalents excluded from the calculation of diluted earnings per share for each of the three and nine months ended September 30, 2020 and 2019, respectively, because the effect would have been anti-dilutive were as follows:

	Three and Nine Months Ended September 30,
	2020	2019
Stock options	13,320,969	10,612,258
ESPP	104,303	54,895
Warrants	486,812	486,812
Restricted stock units	1,434,677	812,347
Performance stock units	—	56,666
	15,346,761	12,022,978
16.	Subsequent Event

During October 2020, pursuant to the ATM Facility, the Company sold 12,093,492 shares of its Common Stock at a weighted average price of $0.49 per share for gross proceeds of approximately $5.9 million. Share issue costs, including sales agent commissions, totaled approximately $266,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements give our current expectations or forecasts of future events and are not statements of historical or current facts. These statements include, among others, statements about:

•

the extent to which our business, the medical community and the global economy will continue to be materially and adversely impacted by the effects of the Pandemic or by other pandemics, epidemics or outbreaks;

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

•

the potential for EYP-1901, as a single dose nine-month treatment for serious eye diseases including wet age-related macular degeneration (“wAMD”), with potential in diabetic retinopathy (“DR”) and retinal vein occlusion (“RVO”);

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
•

our belief that our cash and cash equivalents of $28.7 million at September 30, 2020 and expected cash inflows under our product sales and royalty agreements and ATM Facility, coupled with cash conservation activities will enable us to fund our current and planned operations into 2021;

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

•the expected costs associated with termination benefits and the financial impact of the April 2020 restructuring Plan and reduction in force;

•our plans to allocate our remaining DEXYCU commercial resources to high-volume ASCs in key regions, subject to the availability of such ASCs to perform elective cataract surgery upon the lifting of restrictions associated with the  Pandemic; and

•the effect of legal and regulatory developments.

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

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements: uncertainties with respect to: the continued impact of the  Pandemic on our business, the medical community and the global economy; the impact of the workforce reduction on our operations; the sufficiency of the PPP Loan to support our operations for a limited period of time; the duration, scope and outcome of the SEC investigation and its impact on our financial condition, results of operations and cash flows; our ability to regain compliance with the listing requirements of the Nasdaq Global market; the effectiveness and timeliness of our preclinical studies and clinical trials, and the usefulness of the data; the timeliness of regulatory approval; our ability to achieve profitable operations and access to needed capital; fluctuations in our operating results; our ability to successfully produce sufficient commercial quantities of YUTIQ and DEXYCU and to successfully commercialize YUTIQ and DEXYCU in the U.S.; our ability to sustain and enhance an effective commercial infrastructure and enter into and maintain commercial agreements for the commercialization of YUTIQ and DEXYCU; the regulatory approval and successful release of our YUTIQ line extension shorter-duration treatment for non-infectious uveitis affecting the posterior segment of the eye; potential off-label sales of ILUVIEN for non-infectious uveitis affecting the posterior segment of the eye; consequences of fluocinolone acetonide side effects for YUTIQ; consequences of dexamethasone side effects for DEXYCU; successful commercialization of, and receipt of revenues from, ILUVIEN for diabetic macular edema (“DME”); Alimera’s ability to obtain additional marketing approvals and the effect of pricing and reimbursement decisions on sales of ILUVIEN for DME; Alimera’s ability to commercialize ILUVIEN for non-infectious uveitis affecting the posterior segment of the eye in its licensed territory; our ability to market and sell products; the success of current and future license agreements; termination or breach of current license agreements; our dependence on contract research organizations, contract sales organizations, vendors and investigators; effects of competition and other developments affecting sales of products; market acceptance of products; effects of guidelines, recommendations and studies; protection of intellectual property and avoiding intellectual property infringement; retention of key personnel; product liability; industry consolidation; compliance with environmental laws; manufacturing risks; risks and costs of international business operations; volatility of stock price; possible dilution; absence of dividends; and other factors described in our filings with the SEC.  We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The risks set forth under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and the supplementary risks set forth under Item 1A of this Quarterly Report on Form 10-Q describe major risks to our business, and you should read and interpret any forward-looking statements together with these risks. A variety of factors, including these risks, could cause our actual results and other expectations to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

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

EYP-1901 is being developed by the us as a potential 6-month intravitreal treatment for wet age-related macular degeneration (“wAMD”).  EYP-1901 utilizes our bioerodible Durasert technology combined with vorolanib, an anti-VEGF tyrosine kinase inhibitor (“TKI”).  Vorolanib has previously been studied in human clinical trials as an orally delivered therapy. We completed initial animal pharmacokinetic and toxicology studies and initiated a GLP toxicology study in March 2020 to support the anticipated filing of an Investigational New Drug (“IND”) application with the FDA by the end of 2020. A Phase 1 clinical trial is expected to follow upon acceptance of the IND by the FDA.   We believe EYP-1901 has potential for additional indications in diabetic retinopathy (“DR”) and retinal vein occlusion (“RVO”).

YUTIQ50 is being developed by us as a potential 6-month intravitreal treatment for chronic non-infectious uveitis affecting the posterior segment of the eye. We have consulted with the FDA and identified a clinical pathway for an sNDA filing that involves a clinical trial of a small study of patients, randomized 2:1. We are currently evaluating the timeline and investment requirements for the initiation of this trial.

We are entitled to royalties pursuant to license and collaboration agreements utilizing our Durasert technology platform. These include ILUVIEN® for the treatment of diabetic macular edema (“DME”), and pursuant to EMEA regulatory approval received in March 2019, ILUVIEN for uveitis, licensed to Alimera Sciences, Inc. (“Alimera”).

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

Recent Developments

•

Underlying customer demand and Distributor purchases by specialty distributors and specialty pharmacies (collectively, the “Distributors”) of both products was negatively impacted during the second quarter of 2020 due to shut downs associated with the Pandemic in the U.S. Although a modest return of customer demand began in June 2020, we expect these reduced demand levels to continue through the duration of the Pandemic until restrictions on elective surgeries and office visits are fully removed.

•

During the first quarter of 2020, public health authorities and government agencies including the Centers for Medicare & Medicaid Services (CMS), recommended the postponement of all non-essential elective surgeries, including cataract surgery, for an extended period of time during the Pandemic. As a result, ambulatory surgery centers (ASCs) closed or limited operations, decreasing DEXYCU product demand and orders. This status continued into the second and third quarter of 2020 with some areas of the U.S. beginning to reopen.  With limited on-site access during the Pandemic, our sales organization has maintained contact with customers during the Pandemic by providing virtual support and education with regard to DEXYCU.

•

Although many uveitis and retinal specialist offices remained open during the Pandemic, YUTIQ demand was reduced to mostly emergency cases because chronic non-infectious uveitis affecting the posterior segment of the eye can lead to blindness if left untreated. During the Pandemic, our sales organization continued to call on such offices, though at a reduced frequency.

•	There have been no disruptions to the supply chains for YUTIQ and DEXYCU during the Pandemic and we continue to produce finished product for commercial sale.
•

In April, we announced a reorganization of our commercial operations and the cancellation or deferral of planned spending to conserve cash due to the impact of the Pandemic, particularly the postponement of nearly all elective surgeries including cataract surgery. This reorganization was primarily focused on a reduction in the external contract sales organization for DEXYCU.  We plan to allocate our remaining DEXYCU commercial resources to high-volume ASCs in key U.S. regions. The reorganization is expected to result in annual savings of approximately $7 million and one-time savings of approximately $10 million from other planned expenditure cancellations and deferrals.

•

In April 2020, we received a $2.0 million Paycheck Protection Program (PPP) loan through the Small Business Administration’s Paycheck Protection Program (PPP) under the Coronavirus Aid, Relief and Economic Security Act of 2020 (the CARES Act). We expect the PPP loan will enable us to retain key commercial infrastructure and employees and avoid furloughs as product demand and revenues remain significantly reduced due to ASC and physician office closures necessitated by the Pandemic. We plan to use the proceeds of the PPP loan to cover payroll costs, rent and utilities in accordance with the CARES Act and anticipate the loan will be fully forgiven.

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

•	In August 2020, we announced the signing of a commercial alliance for the joint promotion of DEXYCU with ImprimixRx (Harrow Health). Through this agreement, we are able to access the established and complementary ImprimisRx commercial operations in cataract surgery to include DEXYCU as a prioritized product in its existing portfolio of product offerings.
•

In August 2020, we received $9.5 million from Ocumension Therapeutics under the Memorandum of Understanding (“2020 MOU”).  This payment grants Ocumension the rights to commercialize both DEXYCU and YUTIQ under their own brand names in South Korea and other jurisdictions across Southeast Asia and acts as the full and final prepayment of all remaining development, regulatory, and commercial sale milestone payments under the original license agreements.

•

In August 2020, we entered into a purchase and marketing agreement with Vantage Outsourcing for DEXYCU.  The agreement will enable customers in the Vantage Outsourcing network, which spans over a 25+ state service area, to incorporate DEXYCU into their surgical protocols for treating ocular inflammation associated with cataract surgery.

•

In October 2020, we announced an amendment to our existing debt facility with CRG Servicing LLC (CRG). Under the terms of the amendment, CRG has waived the covenant associated with our net product revenue of DEXYCU and YUTIQ for the twelve-month period ending on December 31, 2020. The parties also agreed to a reduction of the December 31, 2021 net product revenue covenant to $45 million from $80 million based on the promising recovery and return in customer demand for both products following COVID-19-related closures.  There were no additional costs incurred by us for the waiver.

R&D Highlights

•

In March 2020, we initiated GLP toxicology studies for EYP-1901, a potential 6-month intravitreal treatment for wAMD, diabetic retinopathy and retinal vein occlusion, all of which are disease indications representing attractive market opportunities in need of long-lasting treatments to potentially save patient’s eyesight as current treatments require intensive eye injection regiments resulting in patients skipping these vital treatments. We expect to file an IND with the U.S. Food and Drug Administration (FDA) in the fourth quarter of 2020 with a Phase 1 clinical trial expected to commence shortly thereafter.

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

•

In October 2020, we completed a GLP toxicology study for EYP-1901, a potential six-month sustained delivery anti-VEGF therapy using our bioerodible Durasert® technology for wet AMD. EYP-1901 had no unexpected safety findings during the course of this animal study. We expect to file an IND application with the FDA in the fourth quarter of 2020 with a Phase 1 clinical trial to commence shortly thereafter.

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

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019:

	Three Months Ended
	September 30,		Change
	2020	2019	Amounts	%
	(In thousands except percentages)
Revenues:
Product sales, net	$5,758	$1,009	$4,749	471%
License and collaboration agreement	9,535	1,054	8,481	805%
Royalty income	402	446	(44)	(10)%
Total revenues	15,695	2,509	13,186	526%
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	1,882	327	1,555	476%
Research and development	4,090	3,484	606	17%
Sales and marketing	5,269	7,778	(2,509)	(32)%
General and administrative	5,796	4,365	1,431	33%
Amortization of acquired intangible assets	615	615	—	na
Total operating expenses	17,652	16,569	1,083	7%
Loss from operations	(1,957)	(14,060)	12,103	86%
Other income (expense):
Interest and other income	(4)	183	(187)	(102)%
Interest expense	(1,840)	(1,770)	(70)	(4)%
Loss on extinguishment of debt	—	—	—	na
Other expense, net	(1,844)	(1,587)	(257)	(16)%
Net loss	$(3,801)	$(15,647)	$11,846	76%

Product Sales, net

Product sales, net represents the gross sales of DEXYCU and YUTIQ less provisions for product sales allowances. Product sales, net increased by $4.7 million to $5.8 million for the three months ended September 30, 2020 compared to $1.0 million for the three months ended September 30, 2019.  This increase in revenue was primarily attributable to an increase in underlying customer demand and Distributor purchases of both products.  Although we did see a modest return of customer demand for both products beginning in late Q2 2020, we expect this demand level to continue at decreased levels through the duration of the Pandemic until restrictions on elective surgeries and office visits are removed.  Please see the Recent Development section for more information on the impact of the Pandemic on, among other things, our product sales.

License and collaboration agreement

License and collaboration agreement revenues increased by $8.5 million for the three months ended September 30, 2020 compared to $1.1 million for the three months ended September 30, 2019. This increase was attributable primarily to the recognition of $9.5 million under our Ocumension 2020 MOU entered into in August 2020 (see Note 3).

Royalty Income

Royalty income decreased by $44,000, or 10%, to $402,000 for the three months ended September 30, 2020 compared to $446,000 for the three months ended September 30, 2019. The decrease was attributable primarily to lower ILUVIEN net sales under the Amended Alimera Agreement. Alimera indicated in their second quarter earning’s press release that their sales were, and will continue to be, negatively impacted by the Pandemic.

Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Cost of sales, excluding amortization of acquired intangible assets, increased by $1.6 million, or 476%, to $1.9 million for the three months ended September 30, 2020 from $327,000 for the three months ended September 30, 2019. This increase was primarily attributable to (i) an increase in royalty expense primarily due to the one-time $9.5 million recognition of revenue under the 2020 MOU with Ocumension and (ii) higher costs associated with higher product sales, primarily costs of goods and distribution fees.

Research and Development

Research and development expenses increased by $606,000, or 17%, to $4.1 million for the three months ended September 30, 2020 from $3.5 million for the same period in the prior year. This increase was attributable primarily to (i) approximately $335,000 in personnel and related expenses, primarily stock based compensation and (ii) approximately $170,000 in preclinical studies and testing expenses, primarily for EYP-1901.

Sales and Marketing

Sales and marketing expenses decreased by $2.5 million, or 32%, to $5.3 million for the three months ended September 30, 2020 from $7.8 million for the same period in the prior year.  This decrease was attributable primarily to (i) approximately $1.8 million of net contract sales organization expenses due to the reduction in DEXYCU KAMs as per our previously announced restructuring plan, including severance and (ii) approximately $900,000 in decreased marketing expenses.

General and Administrative

General and administrative expenses increased by $1.4 million, or 33%, to $5.8 million for the three months ended September 30, 2020 from $4.4 million for the same period in the prior year. This increase was attributable primarily to (i) $484,000 in legal, audit and other professional fees, (ii) $421,000 in personnel and related expenses, primarily stock based compensation, (iii) $227,000 in consulting expenses and (iv) $199,000 in insurance expense, primarily our D&O policy.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets totaled $615,000 for both the three months ended September 30, 2020 as well as the same period in the prior year.  This amount is attributable to the DEXYCU product intangible asset that resulted from the Icon Acquisition (see Note 5).

Interest (Expense) Income

Interest expense totaled $1.8 million for the three months ended September 30, 2020, which included $186,000 of amortization of debt discount and $330,000 of non-cash payment-in-kind interest expense all related to the CRG Debt. Interest expense in the three months ended September 30, 2019 was $1.8 million which included $160,000 of amortization of debt discount and $322,000 of non-cash payment-in-kind interest expense.

Interest income from amounts invested in an institutional money market fund decreased to $1,000 for the three months ended September 30, 2020 compared to $183,000 in the prior year quarter, due primarily to higher interest-bearing assets and higher money market interest rates in the prior year quarter.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019:

	Nine Months Ended
	September 30,		Change
	2020	2019	Amounts	%
	(In thousands except percentages)
Revenues:
Product sales, net	$14,151	$8,941	$5,210	58%
License and collaboration agreement	11,590	1,125	10,465	930%
Royalty income	1,565	1,666	(101)	(6)%
Total revenues	27,306	11,732	15,574	133%
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	3,363	1,363	2,000	147%
Research and development	12,219	11,237	982	9%
Sales and marketing	19,483	22,373	(2,890)	(13)%
General and administrative	14,949	13,790	1,159	8%
Amortization of acquired intangible assets	1,845	1,845	—	na
Total operating expenses	51,859	50,608	1,251	2%
Loss from operations	(24,553)	(38,876)	14,323	37%
Other income (expense):
Interest and other income	58	692	(634)	(92)%
Interest expense	(5,430)	(4,389)	(1,041)	(24)%
Loss on extinguishment of debt	—	(3,810)	3,810	na
Other expense, net	(5,372)	(7,507)	2,135	28%
Net loss	$(29,925)	$(46,383)	$16,458	35%

Product Sales, net

Product sales, net represents the gross sales of DEXYCU and YUTIQ less provisions for product sales allowances. Product sales, net increased by $5.2 million to $14.2 million for the nine months ended September 30, 2020 compared to $8.9 million for the nine months ended September 30, 2019.  We commenced U.S. commercial sales of YUTIQ in February 2019 and DEXYCU in March 2019.  Product sales for the nine-months ended September 30, 2020 were negatively impacted due to shutdowns associated with the Pandemic in the U.S.  Although we did see a modest return of customer demand for both products in late Q2 2020, we expect this demand level to continue at current decreased levels through the duration of the Pandemic until restrictions on elective surgeries and office visits are removed. Please see the Recent Development section for more information on the impact of the Pandemic on, among other things, our product sales.

License and collaboration agreement

License and collaboration agreement revenues increased by $10.5 million for the nine months ended September 30, 2020 compared to $1.1 million for the nine months ended September 30, 2019. This increase was attributable primarily to the recognition of $9.5 million under our Ocumension 2020 MOU entered into August 2020 (see Note 3) as well as approximately $2.0 million from Ocumension upon signing a license agreement for DEXYCU in China, compared with $1.0 million recognized in 2019 from Ocumension upon achieving their first development milestone for YUTIQ.

Royalty Income

Royalty income decreased by $101,000, or 6%, to $1.6 million for the nine months ended September 30, 2020 from $1.7 million for the nine months ended September 30, 2019. The decrease was attributable primarily to lower ILUVIEN net sales under the Amended Alimera Agreement in the second quarter of 2020. Alimera indicated in their second quarter earning’s press release that their sales were, and will continue to be, impacted by the Pandemic. Royalty income was also impacted by recognizing no revenue after the quarter ended March 31, 2019 for Retisert royalty as the licensee, Bausch and Lomb informed us in early 2019 that they consider this agreement to have ended due to the expiration of certain patents.

Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Cost of sales, excluding amortization of acquired intangible assets, increased by $2.0 million, or 147%, to $3.4 million for the nine months ended September 30, 2020 from $1.4 million for the nine months ended September 30, 2019. This increase was primarily attributable to (i) approximately $1.3 million of royalty expense associated with the $9.5 million received from Ocumension under the 2020 MOU as well as $2 million received from the Ocumension Dexycu signing payment received and (ii) higher costs associated with higher product sales, primarily costs of goods and distribution fees.

Research and Development

Research and development expenses increased by $982,000, or 9%, to $12.2 million for the nine months ended September 30, 2020 from $11.2 million for the same period in the prior year. This increase was attributable primarily to (i) a $1.0 million payment to Equinox for the licensing of Vorolanib, (ii) approximately $702,000 of increased expense for pre-clinical studies, (iii) approximately $300,000 in lab and clinical supplies expense primarily for support of the EYP-1901 initiatives and (iv) approximately $258,000 in increased FDA user fee expenses related to DEXYCU and YUTIQ, partially offset by approximate decreases of (i) $646,000 in consulting expenses, (ii) $546,000 in stability and other testing and (iii) $172,000 in personnel and related expenses.

Sales and Marketing

Sales and marketing expenses decreased by approximately $2.9 million , or 13%, to $19.5 million for the nine months ended September 30, 2020 from $22.4 million for the same period in the prior year.  This decrease was primarily attributable to (i) approximately $2.7 million of net contract sales organization (CSO) expenses due to the reduction in DEXYCU KAMs as per our previously announced restructuring plan, including severance and (ii) $1.3 million in marketing and related expenses, partially offset by (i) an approximate $1.0 million increase in personnel and related expenses, primarily from the full year to date impact of prior year additions and (ii) approximately $264,000 in increased expenses related to our HUB, an outsourced firm that performs benefit investigations on behalf of patients for providers, and other market access initiatives.

General and Administrative

General and administrative expenses increased by $1.2 million or 8%, to $14.9 million for the nine months ended September 30, 2020 from $13.8 million for the same period in the prior year. This increase was attributable primarily to (i) $838,000 in legal, audit and other professional fees, (ii) $556,000 in insurance expense, primarily our D&O policy and (iii) $452,000 in consulting expenses, partially offset by approximately $731,000 of decreased personnel and related expenses, primarily stock-based compensation and recruiting fees.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets totaled $1.8 million for both the nine months ended September 30, 2020 as well as the same period in the prior year.  This amount was attributable to the DEXYCU product intangible asset that resulted from the Icon Acquisition (see Note 5).

Interest (Expense) Income

Interest expense totaled $5.4 million for the nine months ended September 30, 2020, which included $534,000 of amortization of debt discount and $977,000 of non-cash payment-in-kind interest expense all related to the CRG Debt. Interest expense in the nine months ended September 30, 2019 was $4.4 million which included $346,000 of amortization of debt discount and $728,000 of non-cash payment-in-kind interest expense. During the prior year period, we extinguished the SWK Loan and established a new term loan facility with CRG (see Note 8).

Interest income from amounts invested in an institutional money market fund decreased to $58,000 for the nine months ended September 30, 2020 compared to $692,000 in the prior year, due primarily to higher interest-bearing assets and higher money market interest rates in the prior year.

Liquidity and Capital Resources

We have had a history of operating losses and an absence of significant recurring cash inflows from revenue, and at September 30, 2020 we had a total accumulated deficit of $495.2 million. Our operations have been financed primarily from sales of our equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from collaboration partners. In the first quarter of 2019, we commenced the U.S. launch of our first two commercial products, YUTIQ and DEXYCU. However, we have not received sufficient revenues from our product sales to fund operations and we do not expect revenues from our product sales to generate sufficient funding to sustain our operations in the near-term.  Accordingly, the foregoing conditions, taken together, continue to raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the financial statements included in this report. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Financing Activities

Our total cash and cash equivalents were $28.7 million at September 30, 2020. During the nine months ended September 30, 2020, we received net cash proceeds of $20.0 million on February 25, 2020 from the issuance of shares of our common stock (“Common Stock”) in an underwritten public offering (see Note 9). In addition, on April 8, 2020, we submitted an application through Silicon Valley Bank for the Paycheck Protection Program Loan (the “PPP Loan”) pursuant to the Coronavirus Aid, Relief and Economic Security Act administered by the U.S. Small Business Administration (the “SBA”). On April 22, 2020, we received PPP Loan proceeds of $2.0 million. Under the terms of the PPP Loan, the Company is prohibited from changing ownership without the consent of the SBA and Silicon Valley Bank (“SVB”) in certain scenarios, which may include the sale or issuance of our equity securities. In October 2020, the SBA issued guidance defining change of ownership as, among other things, at least 20% of the common stock or other ownership interest of a borrower (including a publicly traded entity) is sold or otherwise transferred, whether in one or more transactions, including to an affiliate or an existing owner of the company. For purposes of determining a change of ownership, all sales and other transfers occurring since the date of approval of the PPP Loan must be aggregated to determine whether the relevant threshold has been met. But the SBA guidance noted that, for publicly traded borrowers, only sales or other transfers that result in one person or entity owning at least 20% of the ownership interest of the borrower are aggregated. During the three and nine months ended September 30, 2020, we sold 6,029,465 shares of our common stock (“Common Stock”) utilizing our at-the-market facility (“ATM”) at a weighted average price of $0.81 per share for net proceeds of approximately $4.9 million (See Note 9).

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

The CRG Loan Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on our and our subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the CRG Loan Agreement contains the following financial covenants requiring us and the Guarantors to maintain:

•

liquidity in an amount which shall exceed the greater of (i) $5 million and (ii) to the extent we have incurred certain permitted debt, the minimum cash balance, if any, required of the Company by the creditors of such permitted debt; and

•

annual minimum product revenue from YUTIQ and DEXYCU: (i) for the twelve-month period beginning on January 1, 2021 and ending on December 31, 2021, of at least $45 million and (ii) for the twelve-month period beginning on January 1, 2022 and ending on December 31, 2022, of at least $90 million.

On October 8, 2020, we entered into a Waiver to the CRG Loan Agreement (the “Waiver”) pursuant to which CRG waived the financial covenant associated with our revenue derived from sales of DEXYCU and YUTIQ for the twelve-month period ended December 31, 2020 and reduced the revenue covenant for the twelve month period ending December 31, 2021 from $80 million to $45 million. On November 19, 2019, we entered into a Waiver to the CRG Loan Agreement (the “Waiver”) pursuant to which CRG waived the financial covenant associated with our revenue derived from sales of DEXYCU and YUTIQ for the twelve-month period ended December 31, 2019. If we do not maintain compliance with all of the continuing covenants and other terms and conditions of the CRG Loan or secure a waiver for any non-compliance, then the Lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding, plus penalties and interest, including an exit fee and any prepayment fees, and foreclose on the collateral granted to them to secure such indebtedness. Such repayment would have a material adverse effect on our business and financial condition.

Future Funding Requirements

In the first quarter of 2019, we commenced the U.S. launch of our first two commercial products, YUTIQ and DEXYCU. To date, management does not yet have sufficient historical evidence to assert that it is probable that we will receive sufficient revenues from our sales of YUTIQ and DEXYCU to generate cash to fund operations. In addition, the Pandemic has had, and will likely continue to have, a material and adverse impact on our business, including as a result of preventive and precautionary measures that we, other businesses, and governments are taking. Due to these impacts and measures, we have experienced and will likely continue to experience significant and unpredictable reductions in the demand for our commercial products as customers have shut down their facilities and non-essential surgical procedures have been postponed in an effort to promote social distancing and to redirect medical resources and priorities towards the treatment of COVID-19. As of September 30, 2020, we had recurring operating losses since our inception and have an accumulated deficit of approximately $495.2 million and working capital of $34.7 million. During October 2020, the Company received net proceeds of $5.7 million through its at-the-market facility (the “ATM Facility”) financing. At October 31, 2020, the Company had cash and cash equivalents of $30.5 million. We have not received sufficient revenues from our product sales to fund operations and we do not expect revenues from our product sales to generate sufficient funding to sustain our operations in the near-term.

Our plans that are intended to mitigate those conditions include continuing to fulfill our funding needs through cash inflows from revenue of YUTIQ and DEXYCU product sales, licensing and research collaboration transactions, additional capital raises and other arrangements. Our plans also include the continuation of expense reductions to conserve cash in response to a material adverse impact on our revenues due to a significant decline in product demand associated with shut down of customer facilities and postponements of elective surgical procedures and physician office visits in response to the Pandemic. We believe that our cash and cash equivalents of $30.5 million at October 31, 2020 and expected cash inflows from our product sales and royalty agreements, and ATM Facility, coupled with cash conservation activities will enable us to fund our current and planned operations into 2021. There can be no assurance, that we will receive the additional funding from any of these potential resources and even if cash proceeds are received, that such proceeds would be sufficient to support our current operating plan for the next twelve months from the date of issuance of these financial statements. Actual cash requirements could differ from management’s projections due to many factors, including the success of commercialization for YUTIQ and DEXYCU, the actual costs of these commercialization efforts, additional investments in research and development programs, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

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

Our consolidated statements of historical cash flows are summarized as follows (in thousands):

	Nine Months Ended
	September 30,
	2020	2019	Change
Net loss:	$(29,925)	$(46,383)	$16,458
Changes in operating assets and liabilities	1,820	(9,463)	11,283
Other adjustments to reconcile net loss to cash flows from operating activities	7,775	10,633	(2,858)
Net cash used in operating activities	$(20,330)	$(45,213)	$24,883
Net cash used in investing activities	$(170)	$(207)	$37
Net cash provided by financing activities	$27,012	$31,919	$(4,907)

Operating cash outflows for the nine months ended September 30, 2020 totaled $20.3 million, primarily due to our net loss of $29.9 million, reduced by $7.8 million of non-cash expenses, which included $4.3 million of stock-based compensation, $1.8 million of amortization of the DEXYCU finite-lived intangible asset, and $1.5 million of non-cash interest and amortization of debt discount.

Operating cash outflows for the nine months ended September 30, 2019 totaled $45.2 million, primarily due to our net loss of $46.4 million, reduced by $10.6 million of non-cash expenses, which included a $3.8 million loss on extinguishment of our SWK Loan, $3.7 million of stock-based compensation and $1.8 million of amortization of the DEXYCU finite-lived intangible asset, and $1.2 million of non-cash interest and amortization of debt discount.

Net cash used in investing activities for the nine months ended September 30, 2020 consisted of $170,000 of purchases of property and equipment. Net cash used in investing activities for the nine months ended Sept 30, 2019 consisted of $207,000 of purchases of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2020 totaled $27.0 million and consisted of the following:

(i)	$20.0 million of net proceeds from the issuance of 15,000,000 shares of our Common Stock; and
(ii)	$2.0 million of net proceeds from the PPP Loan; and
(iii)	$294,000 of proceeds from stock issued our employee stock purchase plan; and
(iv)	$4.8 million of net proceeds from the issuance of 6,029,465 shares of our Common Stock sold utilizing our ATM.

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

(iv)	$308,000 of proceeds from the exercise of stock options
(v)	$2.4 million of net proceeds from the issuance of 1,707,995 shares of our Common Stock sold utilizing our ATM.; partially offset by
(vi)	$22.7 million repayment of the SWK Loan, which included principal of $20.0 million, a $1.2 million prepayment penalty, a $1.2 million exit fee and $306,000 of make whole interest.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2020 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Due to the continued Pandemic, certain employees of the Company continued working remotely during the quarter.  As a result of the continued remote working environment the Company has not identified any material changes in the Company’s internal control over financial reporting. The Company is continually monitoring and assessing the Pandemic situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

1.1	Controlled Equity OfferingSM Sales Agreement, dated August 5, 2020, by and between EyePoint Pharmaceuticals, Inc. and Cantor Fitzgerald & Co.	8-K	08/05/20	1.1
3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1

3.2	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	10-K	09/13/17	3.2

3.3	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	8-K	04/02/18	3.1

3.4	Certificate of Amendment of Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/27/18	3.1

3.5	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	6/23/20	3.1

3.6	Bylaws of EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	3.5

3.7	Amendment No. 1 to the By-Laws of EyePoint Pharmaceuticals, Inc.	8-K	11/06/18	3.1

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1

4.2	Warrant to Purchase Common Stock of pSivida Corp., issued March 28, 2018, to SWK Funding, LLC	8-K	3/29/18	4.1

4.3	Registration Rights Agreement, dated as of March 28, 2018, by and among pSivida Corp. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P.	8-K	3/29/18	10.3

4.4	Second Registration Rights Agreement, dated as of June 25, 2018, by and among EyePoint Pharmaceuticals, Inc. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P. and each other person identified on the signature pages thereto	8-K	06/27/18	10.1

10.1*#	Commercial Alliance Agreement, dated as of August 1, 2020 between EyePoint Pharmaceuticals, Inc. and ImprimisRx, LLC.

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

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Database.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Portions of this exhibit have been omitted in compliance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EyePoint Pharmaceuticals, Inc.

Date: November 6, 2020	By:	/s/ Nancy Lurker
	Name:	Nancy Lurker
	Title:	President and Chief Executive Officer (Principal Executive Officer)