Form 10-K
period 2020-12-31
EyePoint Pharmaceuticals, Inc.
filed 2021-03-12
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No   ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock on the Nasdaq Global Market on June 30, 2020, the last trading day of the registrant’s most recently completed second fiscal quarter, was approximately $62,228,439.

There were 28,741,475 shares of the registrant’s common stock, $0.001 par value, outstanding as of March 5, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2021 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

EyePoint Pharmaceuticals, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2020

Preliminary Note Regarding Forward-Looking Statements

Various statements made in this Annual Report on Form 10-K are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements give our current expectations or forecasts of future events and are not statements of historical or current facts. These statements include, among others, statements about:

•

the extent to which our business, the medical community and the global economy will continue to be materially and adversely impacted by the effects of the COVID-19 pandemic (the “Pandemic”), or by other pandemics, epidemics or outbreaks;

•

the potential for EYP-1901, as a twice-yearly sustained delivery intravitreal anti-VEGF treatment targeting wet age-related macular degeneration (“wet AMD”), with potential in diabetic retinopathy (“DR”) and retinal vein occlusion (“RVO”);

•	our expectations regarding the timing and outcome of our Phase 1 clinical trial for EYP-1901 for the treatment of wet AMD;
•

our expectations to avoid the toxicity seen in the prior clinical trials of orally delivered vorolanib, a tyrosine kinase inhibitor (“TKI”) by delivering vorolanib locally using a bioerodible Durasert® technology as EYP-1901 at a significantly lower total dose;

•	our expectations regarding the timing and clinical development of our product candidates, including EYP-1901 and YUTIQ50;
•	the potential advantages of YUTIQ® and DEXYCU® for the treatment of eye diseases;
•	our cash flow expectations from commercial sales of YUTIQ and DEXYCU;
•	our ability to manufacture YUTIQ and DEXYCU, or any future products or product candidates, in sufficient quantities and quality;
•

our belief that our cash and cash equivalents of $44.9 million at December 31, 2020, combined with the approximately $108.0 million of net proceeds from the February 2021 public offering of shares of our common stock and anticipated net cash inflows from product sales will fund our operating plan through the second quarter of 2022, under current expectations regarding (i) the timing and outcomes of our Phase 1 clinical trial for EYP-1901 for the treatment of wet AMD, and (ii) initiation of our Phase 2 clinical trials for EYP-1901 for the treatment of wet AMD;

•	our ability to obtain additional capital in sufficient amounts and on terms acceptable to us, and the consequences of failing to do so;
•	our future expenses and capital expenditures;
•

our expectations regarding the timing and results of the subpoena from the Division of Enforcement of the U.S. Securities and Exchange Commission (“SEC”) seeking production of certain documents and information on topics including product sales and demand, revenue recognition and accounting in relation to product sales, product sales and cash projections, and related financial reporting, disclosure and compliance matters (the “SEC” investigation”);

•

our expectations regarding our ability to obtain and adequately maintain sufficient intellectual property protection for EYP-1901, YUTIQ, DEXYCU and YUTIQ50 and any future products or product candidates, and to avoid claims of infringement of third-party intellectual property rights;

•	our expectation that we will continue to incur significant expenses and that our operating losses and our net cash outflows to fund operations will continue for the foreseeable future;
•	our expectations regarding our partnership with ImprimisRx;
•	our expectation regarding the potential for our Paycheck Protection Program Loan (the “PPP Loan”) to be forgiven in full; and
•	the effect of legal and regulatory developments.

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

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements:

•	the extent to which the Pandemic impacts our business, the medical community and the global economy;
•	the effectiveness and timeliness of our preclinical studies and clinical trials, and the usefulness of the data;
•	uncertainties with respect to the duration, scope and outcome of the SEC investigation and its impact on our financial condition, results of operations and cash flows;
•	our ability to achieve profitable operations and access to needed capital;
•	fluctuations in our operating results;
•	our ability to successfully produce sufficient commercial quantities of YUTIQ and DEXYCU and to successfully commercialize YUTIQ and DEXYCU in the U.S.;
•	our ability to sustain and enhance an effective commercial infrastructure and enter into and maintain commercial agreements for the commercialization of YUTIQ and DEXYCU;
•	consequences of fluocinolone acetonide side effects for YUTIQ;
•	consequences of dexamethasone side effects for DEXYCU;
•	the success of current and future license and collaboration agreements, including our agreements with Ocumension Therapeutics (“Ocumension”) and Equinox Science, LLC (“Equinox”);
•	our dependence on contract research organizations, contract sales organizations, vendors and investigators;
•	effects of competition and other developments affecting sales of products;
•	market acceptance of our products;
•	protection of intellectual property and avoiding intellectual property infringement;
•	product liability and
•	other factors described in our filings with the SEC.

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

DEXYCU®, YUTIQ®, and Durasert® are our trademarks. Retisert® and Vitrasert® are Bausch & Lomb’s trademarks. ILUVIEN® is Alimera Sciences Inc.’s trademark. Verisome® is a trademark owned by Ramscor, Inc. and exclusively licensed to us. The reports we file or furnish with the SEC, including this Annual Report on Form 10-K, also contain trademarks, trade names and service marks of other companies, which are the property of their respective owners.

Risk Factor Summary

The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. For more information, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2020.

Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

Risks Related To Our Financial Position and our Capital Resources

•

We will likely need additional capital to fund our operations. If we are unable to obtain sufficient capital, we will need to curtail and reduce our operations and costs and modify our business strategy.

•	We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.
•	We may never achieve profitability from future operations.

•	The ongoing novel coronavirus (COVID-19) pandemic has had and will likely continue to have a material and adverse impact on our business.
•

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

•	We will need to raise additional capital in the future, which may not be available on favorable terms and may be dilutive to stockholders or impose operational restrictions.
•

We must maintain compliance with the terms of our CRG loan or receive a waiver for any non-compliance. Our failure to comply with the covenants or other terms of the loan, including as a result of events beyond our control, could result in a default under the loan agreement that would materially and adversely affect the ongoing viability of our business.

•	Our Loan Agreement contains restrictions that limit our flexibility in operating our business.
•	Certain potential payments to the Lenders could impede a sale of our company.
•	To service our indebtedness, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.

Risks Related To The Regulatory Approval And Clinical Development Of Our Product Candidates

•

We are substantially dependent on the success of our lead product candidate, EYP-1901, which is in the early stages of development and must go through clinical trials, which are very expensive, time-consuming and difficult to design and implement. The outcomes of clinical trials are uncertain, and delays in the completion of or the termination of any clinical trial of EYP-1901 or our other product candidates could harm our business, financial condition and prospects.

•	Clinical trial results may fail to support approval of EYP-1901 or our other product candidates.
•

We may expend significant resources to pursue our lead product candidate, EYP-1901 for the potential treatment of wet AMD, and fail to capitalize on the potential of EYP-1901, or our other product candidates, for the potential treatment of other indications that may be more profitable or for which there is a greater likelihood of success.

•	Initial results from a clinical trial do not ensure that the trial will be successful and success in early stage clinical trials does not ensure success in later-stage clinical trials.
•	We face risks related to health epidemics and outbreaks, including the Pandemic, which could significantly disrupt our preclinical studies and clinical trials.
•	We may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of our product candidates.
•	We are largely dependent on the future commercial success of our lead product candidate, EYP-1901.

Risks Related To The Commercialization Of Our Products And Product Candidates

•

Our current business strategy relies on our ability to successfully commercialize YUTIQ and DEXYCU and in the U.S. Our approved products may not achieve market acceptance or be commercially successful.

•	Our products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could harm our business.
•

If we fail to comply with reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions, and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

•	Even though regulatory approvals for YUTIQ and DEXYCU have been obtained in the U.S., we will still face extensive FDA regulatory requirements and may face future regulatory difficulties.
•

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

•

If the market opportunities for our products and product candidates, including EYP-1901, are smaller than we believe they are, our results of operations may be adversely affected and our business may suffer.

•	If any of our products have newly discovered or developed safety problems, our business would be seriously harmed.
•	The Affordable Care Act and any changes in healthcare laws may increase the difficulty and cost for us to commercialize DEXYCU and YUTIQ in the U.S. and affect the prices we may obtain.
•

Patient assistance programs for pharmaceutical products have come under increasing scrutiny by governments, legislative bodies and enforcement agencies. These activities may result in actions that have the effect of reducing prices or demand for our products, harming our business or reputation, or subjecting us to fines or penalties.

•

If competitive products are more effective, have fewer side effects, are more effectively marketed and/or cost less than our products or product candidates, or receive regulatory approval or reach the market earlier, our product candidates may not be approved, and our products or product candidates may not achieve the sales we anticipate and could be rendered noncompetitive or obsolete.

•

If the FDA or other applicable regulatory authorities approve generic products that compete with any of our products or product candidates, it could reduce our sales of those products or product candidates.

Risks Related To Our Intellectual Property

•

If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate to protect our product candidates, our competitors could develop and commercialize technology and products similar to ours, and our competitive position could be harmed.

•	We may become involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful.
•	We may not be able to protect our intellectual property rights throughout the world.
•

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

•	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which could be uncertain and could harm our business.
•	Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner.

Risks Related To Our Reliance On Third Parties

•

The development and commercialization of our lead product candidate, EYP-1901, is dependent on intellectual property we license from Equinox Science. If we breach our agreement with Equinox or the agreement is terminated, we could lose license rights that are important to our business.

•	If we are unable to maintain our agreement with ImprimisRx to co-promote DEXYCU, we may be unable to generate significant revenue from this product.
•

If we encounter issues with our CMOs or suppliers, we may need to qualify alternative manufacturers or suppliers, which could impair our ability to sufficiently and timely manufacture and supply DEXYCU.

•	We use our own facility for the manufacturing of YUTIQ, which requires significant resources, and which could adversely affect its commercial viability.
•	Our YUTIQ manufacturing operations depend on our Watertown, MA facility. If this facility is destroyed or is out of operation for a substantial period of time, our business may be adversely impacted.
•	If third-party manufacturers, wholesalers and distributors fail to devote sufficient time and resources to DEXYCU or their performance is substandard, our product supply may be impacted.

Risks Related To Ownership Of Our Common Stock

•	The trading price of the shares of our common stock has been highly volatile, and purchasers of our common stock could incur substantial losses.
•

EW Healthcare and Ocumension own a substantial amount of our common stock and can exert significant control over matters subject to stockholder approval, which would prevent new investors from influencing significant corporate decisions.

•	Certain covenants related to our share purchase agreement with Ocumension may restrict our ability to obtain future financing and cause additional dilution for our stockholders.

ITEM 1. BUSINESS

Overview

We are a pharmaceutical company committed to developing and commercializing innovative therapeutics to help improve the lives of patients with serious eye disorders.

Our pipeline leverages our proprietary Durasert® technology for extended intraocular drug delivery including EYP-1901, a potential twice-yearly sustained delivery intravitreal anti-VEGF treatment initially targeting wet age-related macular degeneration (“wet AMD”), the leading cause of vision loss among people 50 years of age and older in the United States. Our product candidate pipeline also includes YUTIQ50, a potential twice-yearly treatment for non-infectious uveitis affecting the posterior segment of the eye, one of the leading causes of blindness. We also have two commercial products: YUTIQ®, a once every three-year treatment for chronic non-infectious uveitis affecting the posterior segment of the eye, and DEXYCU®, a single dose treatment for postoperative inflammation following ocular surgery.

Local drug delivery for treating ocular diseases is a significant challenge due to the effectiveness of the blood-eye barrier. This barrier makes it difficult for systemically-administered drugs to reach the eye in sufficient quantities to have a beneficial effect without causing unacceptable adverse side effects to other organs. Our validated Durasert technology, which has already been included in four products approved for marketing by the U.S. Food and Drug Administration (“FDA”), is designed to provide consistent, sustained delivery of small molecule drugs over a period of months to years through a single intravitreal injection.

Our lead product candidate, EYP-1901, combines a bioerodible formulation of our proprietary Durasert sustained-release technology with vorolanib, a tyrosine kinase inhibitor (“TKI”). We are currently evaluating EYP-1901 in a Phase 1 clinical trial as a potential twice-yearly sustained delivery intravitreal treatment for wet AMD. Current approved treatments for wet AMD require monthly or bi-monthly eye injections in a physician’s office, which can cause inconvenience and discomfort and often lead to reduced compliance and poor outcomes. In two prior clinical trials of vorolanib as an orally delivered therapy conducted by a third party, vorolanib had a strong clinical signal with no significant ocular adverse events. We expect initial data from the Phase 1 clinical trial in the second half of 2021.

YUTIQ® (fluocinolone acetonide intravitreal implant) 0.18 mg for intravitreal injection, is a non-erodible intravitreal implant containing fluocinolone acetonide (“FA”) lasting for up to 36 months and is indicated for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye. This disease affects between 60,000 to 100,000 people each year in the U.S., causes approximately 30,000 new cases of blindness every year and is the third leading cause of blindness. YUTIQ utilizes our proprietary Durasert® sustained-release drug delivery technology platform.

DEXYCU® (dexamethasone intraocular suspension) 9%, for intraocular administration, is indicated for the treatment of post-operative ocular inflammation, with our primary focus on its use immediately following cataract surgery as a single dose treatment. DEXYCU utilizes our proprietary Verisome® drug-delivery technology.

We are also developing YUTIQ50 as a potential six-month intravitreal treatment for chronic non-infectious uveitis affecting the posterior segment of the eye. We have consulted with the FDA and identified a clinical pathway for a supplemental new drug application (“sNDA”) filing that we expect will involve a clinical trial of a small population. We are currently evaluating the timeline and investment requirements for the initiation of this trial.

We are also seeking to enhance our long-term growth potential by expanding EYP-1901 beyond wet AMD into diabetic retinopathy (“DR”) and retinal vein occlusion (“RVO”), both large and growing ocular disease areas. We also plan to potentially identify and advance additional product candidates through clinical and regulatory development. This may be accomplished through internal discovery efforts, potential research collaborations and/or in-licensing arrangements with partner molecules and potential acquisitions of additional ophthalmic products, product candidates or technologies that complement our current product portfolio.

The novel coronavirus (COVID-19) pandemic (the “Pandemic”) has had, and will likely continue to have, a material and adverse impact on our business, including as a result of preventive and precautionary measures that we, other businesses, and governments have and will likely continue to take. This includes a significant impact on cash flows from expected revenues due to the closure of ambulatory surgery centers for DEXYCU and a significant reduction in physician office visits impacting YUTIQ. These closures precipitated the restructuring of our commercial organization that was announced on April 1, 2020 along with a reduction in planned spending for calendar year 2020 and into calendar year 2021. Due to the continued Pandemic, these factors continued to have an adverse impact on our revenues, financial condition and cash flows in the fourth quarter of 2020 and into the first quarter of 2021. We have experienced and may continue to experience significant and unpredictable reductions in the demand for our products as customers have shut down their facilities and non-essential surgical procedures have been postponed in an effort to promote social distancing and to redirect medical resources and priorities towards the treatment of COVID-19. We are monitoring the Pandemic and its potential effect on our financial position, results of operations and cash flows.

Our Pipeline and Commercial Products

The following table describes the stage of each of our programs:

Strategy

Our strategy is to become a leading pharmaceutical company commercializing innovative therapeutics to help improve the lives of patients with serious eye disorders. The key elements of our strategy include:

•	Advance EYP-1901 through clinical development for wet AMD.
•	Advance EYP-1901 through clinical development in additional indications, including DR and RVO after completion of a positive Phase 1 clinical trial in wet AMD.
•	Advance YUTIQ50 into clinical development for a potential sNDA filing as a twice-yearly sustained delivery treatment for chronic non-infectious uveitis affecting the posterior segment of the eye.
•	Identify and in-license, partner or acquire additional transformative ophthalmology products to build long-term stockholder value targeting programs that can utilize our Durasert technologies.
•	Grow commercial product revenues for both YUTIQ and DEXYCU in the U.S.
•

Leverage our Durasert and Verisome technologies through research collaborations and out-licenses with other pharmaceutical and biopharmaceutical companies, institutions and other organizations. We believe these technologies can provide sustained, targeted delivery of therapeutic agents, resulting in improved therapeutic effectiveness, safer administration and better patient compliance and convenience, with reduced product development risk and cost.

The Unmet Need in the Treatment of Eye Disease

We are primarily focused on diseases affecting the posterior segment of the eye. Diseases of the posterior segment of the eye include conditions such as wet AMD, DR, RVO and chronic non-infectious uveitis affecting the posterior segment of the eye. These diseases frequently result in damage to the vasculature of the eye, leading to poor visual function, and often to proliferation of new, abnormal and leaky blood vessels in the back of the eye. These conditions can lead to retinal damage, scarring and irreversible loss of vision. Because the posterior segment is not readily accessible, physicians typically treat these diseases with intravitreal injections. However, there are several limitations of frequent intravitreal injections. First, these injections can be painful and often cause swelling or bleeding. Second, repeated intravitreal injections can cause scarring of the eye sclera. The sclera, also known as the white of the eye, is the opaque, fibrous, protective, outer layer of the human eye containing mainly collagen and some elastic fiber. Many patients with retinal diseases require lifelong treatment and over time, these chronic intravitreal injections can cause significant sclera scarring, increased risk of intraocular infection and vitreous hemorrhage. Further, most ocular drugs are delivered via a bolus injection that requires monthly or bi-monthly re-injections. Each time the patient or the physician lengthens the treatment interval due to either missed appointments, cost to the patient, or lack of reimbursement, the patient’s disease can reactivate, which leads to incremental and cumulative damage to the retina. Over time this may lead to permanent loss of vision. Thus, monthly or bi-monthly injections are not an effective means of delivering a steady state dose to the site of disease. Finally, the risk of patient non-compliance increases when treatment involves multiple products or complex or painful dosing regimens, as patients age or suffer cognitive impairment or serious illness, or when the treatment is lengthy or expensive.

Drug delivery for treating ophthalmic diseases in posterior segments of the eye is a significant challenge. Due to the effectiveness of the blood-eye barrier, it is difficult for systemically (orally or intravenously) administered drugs to reach the retina in sufficient quantities to have a beneficial effect without causing adverse side effects to other parts of the body.

Due to the drawbacks of frequent intravitreal injections, eye drops and oral or systemic injectable delivery, we believe the development of methods to deliver drugs to patients in a more precise, micro dose zero order release, controlled fashion over longer periods of time with Durasert can satisfy a large patient and physician unmet medical need. In addition, with less frequent injections, or daily eye drops, we believe patients will be able to comply better with their prescribed treatment regimen as the burden of having to frequently go into the physician’s office for eye injections, usually over a lifetime after diagnosis, presents issues for patients.

Durasert Technology Platform

Our Durasert technology platform uses proprietary sustained release technology to deliver drugs over periods of up to three years through a single intravitreal injection.  To date, four products utilizing successive generations of the Durasert technology have been approved by the FDA. In addition to our own YUTIQ, these products include ILUVIEN (FA intravitreal implant) 0.19 mg, licensed to Alimera Sciences Inc. (“Alimera”), and Retisert® (FA intravitreal implant) 0.59 mg and Vitrasert® (ganciclovir) 4.5 mg, which are both licensed to Bausch & Lomb. Although the earlier ophthalmic products that utilize the Durasert technology, Retisert and Vitrasert, are surgically implanted, ILUVIEN and YUTIQ were designed to be injected during a physician office visit.

The Durasert technology platform creates a miniaturized, injectable, sustained release insert of a small molecule compound that can deliver a drug for periods of up to three years. The current FDA-approved products utilize the non-erodible formulation of Durasert. For these products, the drug core matrix is coated with one or more polymer layers, and the permeability of those layers and other design aspects control the rate and duration of drug release. By changing elements of the design, we can alter both the rate and duration of release to meet different therapeutic needs.

EYP-1901 utilizes a bioerodible formulation of the Durasert technology. The bioerodible formulation eliminates the non-erodible polymer coating allowing the body to absorb the drug core matrix.

Our Durasert technology platform is designed to provide sustained delivery for ophthalmic diseases and conditions with the following features:

•

Extended Delivery. The delivery of drugs for predetermined periods of time ranging from months to years. We believe that uninterrupted, sustained delivery offers the opportunity to develop products that reduce the need for repeated applications, thereby reducing the risks of patient noncompliance and adverse effects from repeated administrations.

•

Controlled Release Rate. The release of therapeutics at a zero order kinetics controlled rate. We believe that this feature allows us to develop products that deliver optimal concentrations of therapeutics over time and eliminate excessive variability in dosing during treatment.

•

Localized Delivery. The delivery of therapeutics directly to a target site. We believe this administration can allow the natural barriers of the body to isolate and assist in maintaining appropriate concentrations at the target site in an effort to achieve the maximum therapeutic effect while minimizing unwanted systemic effects.

Our Product Candidates

EYP-1901 for wet AMD

EYP-1901 is a potential twice-yearly sustained delivery intravitreal anti-VEGF treatment initially targeting wet AMD.  Wet AMD is when new, abnormal blood vessels grow under the retina. These vessels may leak blood or other fluids, causing scarring of the macula. This form of AMD is less common but much more serious.  AMD is one of the major causes of vision loss (accounts for 8.7%) of the total vision impairment globally.  Age is the greatest risk factor for developing AMD and individuals aged 50+ are more prone to the disease. Among all AMD patients in the United States, wet AMD accounts for only 10% of cases, yet it alone accounts for 90% of legal blindness.

EYP-1901 Market Opportunity

There are several effective and safe treatments for wet AMD available on the market, including anti-VEGF intravitreal injectable drugs marketed under the brands names Lucentis, Eylea, Beovu and Avastin (off label use). However, these treatments must be injected in a physician’s office either monthly, bi-monthly or every three months, which can cause inconvenience and discomfort and often lead to reduced compliance and poor outcomes.

Separate published studies using real world data-one study in the U.S. and another that includes Canada, France, Germany, Ireland, Italy, the Netherlands, UK and Venezuela-indicate that despite initial efficacy, approved wet AMD treatments still result in vision loss over time.

We believe that EYP-1901, with its possibility for twice yearly injections, has the potential to offer wet AMD sufferers a convenient and effective treatment option, if approved.

Pre-Clinical and Clinical Development

Vorolanib, the active drug candidate in EYP-1901, is a small molecule TKI that blocks all 3 isoforms of VEGFR, the main driver of the proliferation of blood vessels that are the hallmark of wet AMD. Vorolanib has been previously studied in Phase 1 and 2 clinical trials by Tyrogenix, Inc. (“Tyrogenix”) as an orally delivered therapy for the treatment of wet AMD and data from these trials demonstrated a positive clinical signal. Although the Phase 2 clinical trial was discontinued due to systemic toxicity, no significant ocular adverse events were observed in either clinical trial.

The Phase 1 clinical trial of orally delivered vorolanib demonstrated:

•	Best-corrected visual acuity (“BCVA”) was maintained to within 4 letters of baseline at the 24-week endpoint, or improved in all but 1 participant
•	60% (15/25) of patients required no rescue injection while on oral vorolanib therapy
•	Mean ocular coherence tomography (“OCT”) thickness in completers was reduced by -50 +/- 97 µm; and
•	Mean OCT thickness in treatment-naïve patients was reduced by ~80 µm

The Phase 2 clinical trial of orally delivered vorolanib demonstrated less anti-VEGF rescue versus placebo for all doses with no ocular toxicity despite a strict pre-defined recue criteria.

By delivering vorolanib locally, in the vitreous humor, as EYP-1901 using a bioerodible Durasert formulation at significantly lower doses, we expect to avoid the systemic toxicities seen in the prior clinical trials of vorolanib and typically associated with orally delivered TKIs. This concept has been supported by initial pharmacokinetic (“PK”), safety and GLP toxicology studies including a non-GLP PK and safety study that demonstrated drug levels in the vitreous and retina/choroid above the IC50 for VEGFR.  These studies have been conducted in support of the EYP-1901 investigational new drug (“IND”) application filed with the FDA.

The IND application for EYP-1901 was filed with the FDA in December 2020 in support of initiation of a Phase 1 clinical trial in wet AMD patients. We enrolled the first patient in the Phase 1 clinical trial in January 2021. The Phase 1 clinical trial is a dose escalation trial of three ascending doses with a total planned enrollment of 13 wet AMD patients. The primary endpoint of the trial is safety, and key secondary endpoints are BCVA and central subfield thickness. Top level data from this clinical trial is anticipated in the second half of 2021, assuming that patient enrollment is not impacted by the Pandemic.

Intellectual Property

In February 2020, we entered into an Exclusive License Agreement with Equinox Science, LLC (“Equinox”), pursuant to which Equinox granted us an exclusive, sublicensable, royalty-bearing right and license to certain patents and other Equinox intellectual property to research, develop, make, have made, use, sell, offer for sale and import the compound vorolanib and any pharmaceutical products comprising the compound for the prevention or treatment of age-related macular degeneration, diabetic retinopathy and retinal vein occlusion using our proprietary localized delivery technologies, in each case, throughout the world except China, Hong Kong, Taiwan and Macau (the “Territory”).

In consideration for the rights granted by Equinox, we (i) made a one time, non-refundable, non-creditable upfront cash payment of $1.0 million to Equinox in February 2020, and (ii) agreed to pay milestone payments totaling up to $50 million upon the achievement of certain development and regulatory milestones, consisting of (a) completion of a Phase 2 clinical trial for the compound or a licensed product, (b) the filing of a new drug application or foreign equivalent for the compound or a licensed product in the United States, European Union or United Kingdom and (c) regulatory approval of the compound or a licensed product in the United States, European Union or United Kingdom.

We also agreed to pay Equinox tiered royalties based upon annual net sales of licensed products in the Territory. The royalties are payable with respect to a licensed product in a particular country in the Territory on a country-by-country and licensed product-by-licensed product basis until the later of (i) twelve years after the first commercial sale of such licensed product in such country and (ii)

the first day of the month following the month in which a generic product corresponding to such licensed product is launched in such country (collectively, the “Royalty Term”). The royalty rates range from the high-single digits to low-double digits depending on the level of annual net sales. The royalty rates are subject to reduction during certain periods when there is no valid patent claim that covers a licensed product in a particular country.

YUTIQ50

YUTIQ50 is a potential twice-yearly sustained delivery treatment for chronic non-infectious uveitis affecting the posterior segment of the eye, using the same non-erodible Durasert formulation and steroid (FA) as in YUTIQ. This program is designed to offer an intravitreal micro insert with a shorter delivery period, providing physicians with flexibility for multiple dosing intervals. Our market research has indicated a strong preference amongst those physicians surveyed for a six to nine-month drug delivery product in addition to the three-year drug delivery option provided by YUTIQ. Although we believe many patients would likely opt for a longer-acting treatment option, some doctors may prefer to initially treat their uveitis patients over shorter time periods. We have consulted with the FDA and identified a potential clinical pathway for an sNDA filing that involves a clinical trial of approximately 60 patients, randomized 2:1. We are currently evaluating the timeline and investment requirements for the initiation of this trial.

EYP-1901 for DR and RVO

We are also seeking to enhance our long-term growth potential by expanding beyond wet AMD for EYP-1901 and into DR and RVO, both large and growing ocular disease areas. DR is a frequent complication of diabetes mellitus.  Slow but progressive changes in the small blood vessels of the retina may cause no symptoms or only mild vision problems in early stages. As the disease progresses, retina bleeding and fluid accumulation can eventually lead to blindness. RVO is a common cause of vision loss in older individuals with over 90% of cases occurring in patients over the age of 55 years. It is the second most common retinal vascular disease after DR. As in wet AMD, the hypoxic retinal tissue in RVO releases VEGF and inflammatory mediators, thereby inducing the complication of macular edema, a cause of significant visual acuity loss. We intend to advance EYP-1901 through clinical development in DR and RVO after completion of a successful Phase 1 clinical trial in wet AMD.

Our Commercial Products

YUTIQ

YUTIQ (fluocinolone acetonide intravitreal implant or “FA” 0.18 mg) for intravitreal injection, was approved by the FDA in October 2018 and we commercially launched YUTIQ in the U.S. in February 2019. YUTIQ is indicated for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye. YUTIQ is a once every three-year treatment utilizing a nonerodable formulation of our proprietary Durasert technology that is administered during a physician office visit.

In addition to commercialization of YUTIQ in the U.S., we have (i) licensed regulatory, reimbursement and distribution rights to the product to Alimera for Europe, Middle East, and Africa (“EMEA”) under its ILUVIEN tradename and (ii) licensed clinical development, regulatory, reimbursement and distribution rights to Durasert FA to Ocumension Therapeutics (“Ocumension”) for Mainland China, Hong Kong, Macau, Taiwan, South Korea and other jurisdictions across Southeast Asia.

Market Opportunity

Chronic non-infectious uveitis affecting the posterior segment of the eye is an inflammatory disease that afflicts people of all ages, producing swelling and destroying eye tissues, which can lead to severe vision loss and blindness.  This disease affects between 60,000 to 100,000 people each year in the U.S. and causes approximately 30,000 new cases of blindness every year. The standard of care treatment for this disease typically involves the use of short-acting corticosteroids to reduce uveitic flares followed by additional treatments of sustained release, lower dose steroids to minimize the risk of further flares.

Recent Clinical Development Highlights

In March 2020, we announced positive topline 36-month follow-up data from a second Phase 3 trial of YUTIQ for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye. This second double-masked, randomized Phase 3 trial of YUTIQ enrolled 153 patients in 15 clinical centers in India, with 101 eyes treated with YUTIQ and 52 eyes receiving sham injections. At 36-months, the recurrence rate in YUTIQ randomized eyes was significantly lower than in sham treated eyes (46.5% vs. 75.0%, respectively; p=0.001). Visual acuity gains or losses of 3-lines or more were both similar between treatment groups. Safety data showed no unanticipated side effects at each follow-up timepoint at 12, 24 and 36-months. These positive results were consistent with the findings from the first Phase 3 study of YUTIQ and provide further validation of its long-term ability to reduce uveitic flares.

In November 2020, positive data for YUTIQ® was featured in a presentation at the American Academy of Ophthalmology (AAO) 2020 Virtual Annual Meeting. This presentation demonstrated statistically significant efficacy results from the second Phase 3 trial of YUTIQ.

Intellectual Property

We own the rights for YUTIQ in the U.S. and all foreign jurisdictions and have licensed these rights in EMEA and Mainland China, Hong Kong, Macau and Taiwan. In August 2020, we expanded the out-license agreement to include South Korea and other jurisdictions across Southeast Asia. We have patent rights for YUTIQ in the U.S. through at least August 2027 and internationally through dates ranging from October 2024 to May 2027.

Sales and Marketing

YUTIQ was granted a permanent and specific J-code by the Centers for Medicare & Medicaid Services (“CMS”), effective October 1, 2019. Approximately sixteen Key Account Managers (“KAMs”) are dedicated to calling on uveitis and retinal specialists across the U.S.

In 2020, the retinal and uveitis markets were impacted by the Pandemic as most teaching hospitals and many independent practices significantly reduced the patient access and flow into the clinics. As a result, many patients were unable to receive the treatments needed to control the inflammatory disease in a timely manner. We started to see customer demand return in the third and fourth quarter of 2020.

DEXYCU

DEXYCU (dexamethasone intraocular suspension) 9%, for intraocular administration, was approved by the FDA in February 2018 for the treatment of post-operative ocular inflammation and commercially launched in the U.S. in March 2019 with a primary focus on its use immediately following cataract surgery. DEXYCU is administered as a single dose directly into the surgical site at the end of ocular surgery and is the first long-acting intraocular product approved by the FDA for the treatment of post-operative inflammation. DEXYCU utilizes our proprietary Verisome® drug-delivery technology, which allows for a single intraocular injection that releases dexamethasone, a corticosteroid, for up to 22 days.

Market Opportunity

DEXYCU is approved for ocular post-surgical inflammation. The initial market we have focused on for DEXYCU is post-operative inflammation associated with cataract surgery as there were approximately 3.8 million cataract surgeries performed in 2018 in the U.S.

Prior to the launch of DEXYCU, the standard of care for post-operative reduction of inflammation and pain in cataract surgery had been a combination of steroid, antibiotic and non-steroidal eye drops administered multiple times each day over a period of several weeks.

Recent Clinical Development Highlights

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

In November 2020, positive data DEXYCU was featured in three presentations at the American Academy of Ophthalmology (AAO) 2020 Virtual Annual Meeting. This included positive results from a post-cataract surgery inflammatory reduction data from a multicenter retrospective study of real-world usage of DEXYCU.

Intellectual Property

We own the worldwide rights to all indications for DEXYCU and in January 2020 we out-licensed clinical development, regulatory, reimbursement and distribution rights for the product in Mainland China, Hong Kong, Macau and Taiwan. In August 2020, we expanded the out-license agreement to include South Korea and other jurisdictions across Southeast Asia.

Sales and Marketing

In October 2018, DEXYCU was granted “pass through status” by the CMS that provides for reimbursement of DEXYCU separate from the cataract procedure payment bundle for a 3-year period. The 3-year period commenced in April 2019, the quarter that the first claim for reimbursement for DEXYCU was made with CMS and will expire in March 2022. In addition, in November 2018, CMS assigned a specific and permanent J-code for DEXYCU, effective January 1, 2019, that enabled reimbursement across all types of payers. We have 10 KAMS selling DEXYCU, supplemented by a marketing alliance with ImprimisRx that was signed in August of 2020. ImprimisRx is utilizing their internal sales representatives and their numerous indirect representatives to promote DEXYCU to their existing cataract surgery customers. The KAMs are dedicated to calling on cataract surgeons and ASCs and are supported by our market access, marketing and commercial sales management teams.

The impact of the Pandemic has been significant on the cataract market as elective surgeries were completely eliminated or vastly reduced in many parts of the country for extended periods of time in 2020. We started to see customer demand return in the third and fourth quarter of 2020. At this time it is unknown how long the impact of the Pandemic will continue to impact patient access to these procedures.

Manufacturing

The FDA regulates the quality of pharmaceuticals very carefully. The main regulatory standard for ensuring pharmaceutical quality is the Current Good Manufacturing Practice (“cGMPs”) regulation for human pharmaceuticals.  Manufacturing of our clinical trial materials (“CTM”) and of our commercial products is subject to these cGMPs which govern record-keeping, manufacturing processes and controls, personnel, quality control and quality assurance, among other activities.  Incoming raw materials and components from suppliers are inspected upon arrival according to pre-specified criteria prior to use in the CTM or the commercial product. During product manufacture, in-process tests are conducted on intermediate products according to pre-specified criteria; testing is finally conducted on the finished product prior to its release.  Our systems and our contractors are required to comply with cGMP requirements, and we assess compliance regularly through performance monitoring and audits.

EYP-1901

Production, assembly, and packaging of EYP-1901 CTM is done in the Class 10,000 clean room located at our Watertown, MA facility.  We source the active pharmaceutical ingredient (“API”) vorolanib from Equinox and various raw materials and components for both EYP-1901 and its injector from third-party vendors.  Our agreements with Equinox and these third parties include confidentiality and intellectual property provisions to protect our proprietary rights related to EYP-1901.

YUTIQ50

Production, assembly, and packaging of YUTIQ50 CTM is done in the Class 10,000 clean room located at our Watertown, MA facility.  We utilize the same vendors for YUTIQ50 materials and components as for YUTIQ, as described below.

YUTIQ

Production, assembly and packaging of YUTIQ is done in the Class 10,000 clean room located at our Watertown, MA facility. We source the API and various raw materials and components for YUTIQ from third-party vendors. Our agreements with these third parties include confidentiality and intellectual property provisions to protect our proprietary rights related to YUTIQ.

DEXYCU

We currently use a contract manufacturer for the commercial supply of DEXYCU. A separate contract manufacturer provides kitting and packaging of the finished product, and other vendors provide sterilization, testing and storage services. Our agreements with these third parties include confidentiality and intellectual property provisions to protect our proprietary rights related to DEXYCU. We require our contract manufacturers to operate in accordance with cGMPs and all other applicable laws and regulations. We employ personnel with extensive technical, manufacturing, analytical and quality experience to oversee contract manufacturing and testing activities, and to compile manufacturing and quality information for our regulatory submissions.

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

Members of our sales and marketing leadership team have extensive commercialization experience with ophthalmic products at previous companies. We have 16 KAMS selling YUTIQ and we have 10 KAMS selling DEXYCU. In addition, we signed a marketing alliance with ImprimisRx in August of 2020 which adds sales efforts for DEXYCU by its 12 sales representatives and its numerous indirect representatives.  The KAMs have extensive sales experience, with most having prior ophthalmological or pharmaceutical sales experience.

In January 2020, the YUTIQ KAMs were converted to full-time employees from our CSO, and in October of 2020 the DEXYCU KAMs were converted to full-time employees.

U.S. Market Access and Payer Reimbursement

In 2018 we recruited a team of highly experienced personnel to form our market access team. The team is comprised of our VP of Market Access and Government Affairs, Assoc. Director of Patient Access, Director of National Accounts (“NAD”), and Field Reimbursement Managers (“FRMs”) who handle the reimbursement for both YUTIQ and DEXYCU. Their roles include the discussions with payers regarding the costs and benefits of our products for their members; assisting with the addition of our products to the medical policy of payers; and providing the market with assistance regarding reimbursement queries.

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

U.S. Product Distribution Channel

We have established a distribution channel in the United States for the commercialization of YUTIQ and DEXYCU that provides physicians with several options for ordering our products. This includes agreements with a nationally recognized third-party logistics provider (“3PL”), several distributors and a specialty pharmacy provider for physicians who prefer to use a traditional buy-and-bill model. The 3PL provides fee-based services related to logistics, warehousing, order fulfilment, invoicing, returns and accounts receivable management.

Research Agreements

From time to time we enter into research agreements funded by third parties to evaluate our Durasert technology platform for the treatment of ophthalmic and other diseases. We intend to continue this activity with partner compounds that could be successfully delivered with our Durasert and, potentially, Verisome technology platforms on a fee-for-service basis with the potential for future clinical and commercial milestones and royalties.

FDA Approved Products Licensed to Others

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

We originally licensed our Durasert proprietary insert technology to Alimera for use in ILUVIEN for the treatment of all ocular diseases (excluding uveitis). On July 10, 2017, we entered into the Amended Alimera Agreement, pursuant to which we (i) expanded the license to Alimera to our proprietary Durasert sustained-release drug delivery technology platform to include uveitis, including chronic non-infectious uveitis affecting the posterior segment of the eye, in the EMEA and (ii) converted the net profit share arrangement for each licensed product (including ILUVIEN) under the original collaboration agreement with Alimera (the “Prior Alimera Agreement”) to a sales-based royalty on a calendar quarter basis commencing July 1, 2017, with payments from Alimera due 60 days following the end of each calendar quarter.

Sales-based royalties started at the rate of 2% and increased, commencing December 12, 2018, to 6% on aggregate calendar year net sales up to $75 million and 8% in excess of $75 million. Alimera’s share of contingently recoverable accumulated ILUVIEN commercialization losses under the Prior Alimera Agreement, capped at $25 million, are to be reduced as follows: (i) $10.0 million was cancelled in lieu of an upfront license fee on the effective date of the Amended Alimera Agreement; (ii) for calendar years 2019 and 2020, 50% of earned sales-based royalties in excess of 2% will be offset against the quarterly royalty payments otherwise due from Alimera; (iii) in March 2020, another $5 million was cancelled upon Alimera’s receipt of regulatory approval for ILUVIEN for the uveitis indication; and (iv) commencing in calendar year 2021, 20% of earned sales-based royalties in excess of 2% will be offset against the quarterly royalty payments due from Alimera until such time as the balance of the original $25 million of recoverable commercialization losses has been fully recouped. On December 17, 2020, we sold our interest in royalties payable to us under our license agreement with Alimera in connection with Alimera’s sales of ILUVIEN® to SWK Funding, LLC (“SWK”) in exchange for a one-time $16.5 million payment from SWK.

Retisert for chronic non-infectious uveitis affecting the posterior segment of the eye

Retisert is a sustained-release non-erodible implant based on our Durasert technology platform for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye. Surgically implanted, it delivers 0.59 mg of FA to the back of the eye for approximately 30 months. Retisert is licensed to Bausch & Lomb, with which we co-developed the product. Retisert is approved in the U.S., Bausch & Lomb sells the product and paid sales-based royalties to us. The patent with which Retisert is marketed expired in March 2019. As such, pursuant to our agreement with Bausch & Lomb, payment of sales-based royalties concluded at the end of March 2019 following patent expiration.

Strategic Collaborations

We have entered into a number of collaboration/license agreements to develop and commercialize our product candidates and technologies. In all of these agreements, we have retained the right to use and develop the underlying technologies outside of the scope of the exclusive licenses granted. The license and collaboration arrangements typically include, among other terms and conditions, non-refundable upfront license fees, milestone payments and royalty and/or profit sharing obligations. See Note 3, " Product Revenue Reserves and Allowances-License and Collaboration Agreements" to the Consolidated Financial Statements included under Item 15, "Exhibits and Financial Statement Schedules."

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

The U.S. patents that were previously listed in the USFDA Orange Book for Retisert expired in March 2019. The latest expiring patent listed in the USFDA Orange Book covering ILUVIEN and YUTIQ expires in August 2027 in the U.S. and in October 2024 in the EU, although extensions have been obtained or applied for through May 2027 in various EU countries.

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

The following table provides general details relating to our owned and licensed patents (including both patents that have been issued and applications that have been accepted for issuance) and patent applications as of February 28, 2021:

Technology	United States Patents	United States Applications	Foreign Patents	Foreign Applications	Patent Families
Durasert	4	3	128	10	6
Verisome (Ocular)	12	5	121	18	7
Other	11	4	72	12	8
Total	27	12	321	40	21

Human Capital Resources

To achieve the goals and expectations of our Company, it is critical that we continue to attract and retain top talent.  To facilitate talent attraction and retention we strive to make our company a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits and health and wellness programs, and by programs that build connections between our employees.

As of February 28, 2021, we had 101 employees, 98 of whom were full-time employees in the United States. None of our employees are represented by a collective bargaining agreement. During fiscal 2020 our voluntary turnover rate was 13%, which is consistent with the average voluntary turnover rates for Boston-area Biotech companies.

The success of our business is fundamentally connected to the well-being of our employees. Accordingly, we are committed to their health, safety, and wellness. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide protection and security so that they have peace of mind concerning events that may require time away from work, or that impact their financial well-being, that support their physical and mental health and providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors, and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families.  In response to the Pandemic we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations.  This includes having many of our non-laboratory employees work from home, while implementing additional safety measures for employees continuing on-site work.

We provide robust compensation and benefits programs to meet the needs of our employees. In addition to competitive base salaries, these programs include annual discretionary bonuses, stock awards, a 401(k) plan and employer match, an employee stock purchase program, health, dental and vision insurance benefits, health savings and flexible spending accounts, paid time off, family leave and flexible work schedules, among others. Our broad-based equity programs include all employees with vesting conditions to facilitate the retention of employees with critical skills and experience and motivate employees to perform to the best of their abilities, while we achieve our objectives.

As a company our success is rooted in the diversity of our teams and our commitment to inclusion. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our workforce – from working with managers to recruit diverse team members to the advancement of leaders from different backgrounds.

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

Many companies have or are pursuing products to treat eye diseases that are or would be competitive with EYP-1901, YUTIQ50, YUTIQ, and DEXYCU. Some of these products and product candidates include the following:

EYP-1901 for Wet Age-Related Macular Degeneration

Wet AMD, a common condition and a leading cause of vision loss for people age 50 and older, are most commonly treated with intravitreal injections of biologics that block VEGF.

FDA-approved LUCENTIS and EYLEA and off-label use of the cancer drug AVASTIN® are the leading treatments for wet AMD. These biologics must be injected into the eye frequently and typically can lose efficacy over time, resulting in vision loss and return of the disease. EYLEA was approved for dosing every 12 weeks after one year of effective therapy.

FDA approved Beovu® brolucizumab injection on October 8, 2019 for a three-month dosing interval immediately after a three-month loading phase.  Novartis launched a safety review of Beovu and confirmed 3 newly identified side effects that cause severe vision loss:  Retinal vasculitis, retinal vascular occlusion (blocked blood flow to or from the retina) and a combination of retinal vasculitis and retinal vascular occlusion.  As a result, Novartis updated the Beovu safety information to include these warnings.

Genentech is developing a refillable reservoir port delivery system (“PDS”) designed to gradually release LUCENTIS (ranibizumab) using a diffusion-control mechanism. The port is placed under the conjunctiva, fixed to the pars plana, and no sutures are needed. The port is then refilled as an in-office procedure with the help of a refill needle system that simultaneously introduces the drug into the reservoir and removes any remaining contents. The company had publicly indicated that it planned to file the NDA for the PDS for FDA approval in wet AMD by the end of 2020 and launch in the U.S. in 2021.

Kodiak Sciences is developing KSI-301, an anti-VEGF antibody biopolymer conjugate being developed for treatment-naïve wet age-related macular degeneration, diabetic macular edema and retinal vein occlusion. The Phase 2b/3 DAZZLE pivotal study in patients with treatment-naïve wet AMD completed enrollment in November 2020, and Kodiak initiated the Phase 3 GLEAM, GLIMMER, and BEACON pivotal studies of KSI-301 in diabetic macular edema and retinal vein occlusion in September 2020. These studies are anticipated to form the basis of the company's initial BLA to support potential approval and commercialization.

Graybug Vision, Inc.’s, lead product, GB-102, is an intravitreal injectable depot formulation of sunitinib malate, an anti-VEGF TKI, that blocks multiple angiogenesis pathways. Graybug Vision’s Phase 2b trial of GB-102, initiated in October 2019.

Ocular Therapeutix, Inc. is developing OTX-TKI, a bioresorbable hydrogel formulated with TKI particles in an injectable fiber that can be delivered through a small-gauge, sterile injection needle to the back of the eye. OTX-TKI is designed to deliver drug to the target tissues for a period of up to nine months. Ocular Therapeutix began recruiting for a phase 1 clinical trial outside the United States in 2018 evaluating safety, durability, and tolerability in individuals with wet AMD. Completion is anticipated in November 2021.

AR-13503 (Aerie Pharmaceuticals), an inhibitor of rho kinase and protein kinase C (“PKC”), is a sustained-release implant being investigated for the treatment of wet AMD and DME. Suspended in a bioerodible polymer, AR-13503 provides controlled release of its active ingredients.  In a September 2020 press release, Aerie reported results of a recently completed phase 2 multicenter study of 49 patients. The implant “demonstrated positive and sustained treatment effects with both formulations as shown by increases in best corrected visual acuity and reductions in macular edema,” according to the company.

In January 2021, Clearside Biomedical announced that the first patients was enrolled in its Phase 1/2a clinical trial of CLS-AX (axitinib injectable suspension) in patients with neovascular age-related macular degeneration (wet AMD). Clinical sites, all based in the United States, are activated and currently screening wet AMD patients for this Phase 1/2a trial, known as OASIS, involving CLS-AX, a proprietary suspension of axitinib for suprachoroidal injection. With suprachoroidal administration of axitinib, there is the potential to achieve prolonged duration and targeted delivery to affected tissue layers.

REGENXBIO Inc. and Adverum Biotechnologies, Inc. are developing gene therapy treatments for wet AMD. REGENXBIO is developing RGX-314, a gene therapy utilizing its NAV AAV8 vector containing a gene encoding for a monoclonal antibody fragment which inhibits VEGF. Adverum is developing ADVM-022, a gene therapy utilizing an AAV.7m8 vector containing a gene encoding for a protein that expresses aflibercept.

YUTIQ and YUTIQ50 for Posterior Segment Uveitis

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

DEXYCU for Inflammation following cataract surgery.

Kala Pharmaceuticals, Inc. (“Kala”) FDA approved INVELTYS™ (loteprednol etabonate ophthalmic suspension) 1% for the topical treatment of post-operative inflammation and pain following ocular surgery. INVELTYS is the first twice-daily ocular corticosteroid approved for this indication. In addition, there are various formulations of steroids that are produced by compounding pharmacies and that are in drop form or are injected into the eye following ocular surgery.

Ocular Therapeutix™ Inc.’s (“Ocular”) FDA approved DEXTENZA® (dexamethasone ophthalmic insert) 0.4 mg, which is a corticosteroid intracanalicular insert placed through the punctum, a natural opening in the eye lid, into the canaliculus, and is designed to deliver dexamethasone to the ocular surface for up to 30 days.

Bausch & Lomb’s FDA approved LOTEMAX®SM (loteprednol etabonate ophthalmic gel) 0.38%, a new gel formulation for the treatment of postoperative inflammation and pain following ocular surgery. LOTEMAX SM delivers a submicron particle size for faster drug dissolution in tears.

Bausch & Lomb’s FDA approved LOTEMAX®SM (loteprednol etabonate ophthalmic gel) 0.38%, a new gel formulation for the treatment of postoperative inflammation and pain following ocular surgery. LOTEMAX SM delivers a submicron particle size for faster drug dissolution in tears.

EYP-1901 for DR

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

EYO-1901 for RVO

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

Government Regulation

We are subject to extensive regulation by the FDA and other federal, state, and local regulatory agencies. The Federal Food, Drug and Cosmetic Act (the “FD&C Act”), and FDA’s implementing regulations set forth, among other things, requirements for the testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record-keeping, reporting, distribution, import, export, advertising and promotion of our products and product candidates. Although the discussion below focuses on regulation in the U.S., we currently out-license certain of our products and may seek approval for, and market, other products in other countries in the future. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope to that imposed in the U.S., although there can be important differences. Additionally, some significant aspects of regulation in the EU are addressed in a centralized way through the EMA, and the European Commission, but country-specific regulation remains essential in many respects. The process of obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and may not be successful.

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

Our products and product candidates include products that combine drug and device components in a manner that meet the definition of a "combination product" under FDA regulations. The FDA exercises significant discretion over the regulation of combination products, including the discretion to require separate marketing applications for the drug and device components in a combination product. For YUTIQ, FDA’s Center for Drug Evaluation and Research (CDER) had primary jurisdiction for review of the NDA, and both the drug and device were reviewed under one marketing application. For a drug-device combination product for which CDER has primary jurisdiction, CDER typically consults with the Center for Devices and Radiological Health in the NDA review process.

The FDA may determine that a Risk Evaluation and Mitigation Strategy (“REMS”), is necessary to ensure that the benefits of a new product outweigh its risks, and the product can therefore be approved. A REMS may include various elements, ranging from a medication guide or patient package insert to limitations on who may prescribe or dispense the drug, depending on what the FDA considers necessary for the safe use of the drug. Under the Pediatric Research Equity Act (“PREA”), certain applications for approval must also include an assessment, generally based on clinical study data, of the safety and effectiveness of the subject drug in relevant pediatric populations.

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

After review of an NDA and the facilities where the product candidate is manufactured, the FDA either issues an approval letter or a complete response letter (“CRL”), outlining the deficiencies in the submission. The CRL may require additional testing or information, including additional pre-clinical or clinical data, for the FDA to reconsider the application. Even if such additional information and data are submitted, the FDA may decide that the NDA still does not meet the standards for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than the sponsor. FDA approval of any application may include many delays or never be granted. If FDA grants approval, an approval letter authorizes commercial marketing of the product candidate with specific prescribing information for specific indications.

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

We also may need to comply with some of the FDA's manufacturing and safety reporting regulations for devices. In addition to cGMP, the FDA may require that our drug-device combination products comply with the Quality System Regulation (“QSR”), which sets forth the FDA’s manufacturing quality standards for medical devices.  In addition to drug safety reporting requirements, the FDA may also require that we comply with some device safety reporting requirements for our drug-device combination product.

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

Once the FDA accepts for filing an ANDA or 505(b)(2) application containing a Paragraph IV certification, the applicant must within 20 days provide notice to the RLD NDA holder and patent owner that the application has been submitted and provide the factual and legal basis for the applicant’s assertion that the patent is invalid or not infringed. If the NDA holder or patent owner files suit against the ANDA or 505(b)(2) applicant for patent infringement within 45 days of receiving the Paragraph IV notice, the FDA is prohibited from approving the ANDA or 505(b)(2) application for a period of 30 months or the resolution of the underlying suit, whichever is earlier. If the RLD has NCE exclusivity and the notice is given and suit filed during the fifth year of exclusivity, the regulatory stay extends to 7.5 years after the RLD approval. The FDA may approve the proposed product before the expiration of the regulatory stay if a court finds the patent invalid or not infringed or if the court shortens the period because the parties have failed to cooperate in expediting the litigation.

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

U.S. Healthcare Reform

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, which we refer to together as the Affordable Care Act, or ACA, is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals, the provision of subsidies to eligible individuals enrolled in plans offered on the health insurance exchanges, and expansion of the Medicaid program. This law substantially changed the way healthcare is financed by both governmental and private insurers and has significantly impacted the pharmaceutical industry. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicaid Drug Rebate program, expansion of the Public Health Service Act’s 340B drug pricing discount program, or 340B program, fraud and abuse, and enforcement. These changes have impacted and will continue to impact existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives.

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

Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to repeal, replace, or otherwise modify them or to alter their interpretation and implementation. For example, on December 22, 2017, the U.S. government signed into law comprehensive tax legislation, referred to as the Tax Cuts and Jobs Act, or the Tax Act, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the Bipartisan Budget Act of 2018, among other things, amended the Medicare statute to reduce the coverage gap in most Medicare drugs plans, commonly known as the “donut hole,” by raising the required manufacturer point-of-sale discount from 50% to 70% off the negotiated price effective as of January 1, 2019. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible, but the nature and extent of such potential changes or challenges are uncertain at this time. It is unclear how the Affordable Care Act and its implementation, as well as efforts to repeal, replace, or otherwise modify, or invalidate, the Affordable Care Act, or portions thereof, will affect our business, financial condition and results of operations. It is possible that the Affordable Care Act, as currently enacted or as it may be amended or replaced in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our products or product candidates for which we receive regulatory approval or to successfully commercialize our products and product candidates.

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

We participate in, and have certain price reporting obligations to, the Medicaid Drug Rebate Program. This program requires us to pay a rebate for each unit of drug reimbursed by Medicaid. The amount of the “basic” portion of the rebate for each product is set by law as the larger of: (i) 23.1% of quarterly AMP, or (ii) the difference between quarterly AMP and the quarterly best price available from us to any commercial or non-governmental customer, or Best Price. AMP must be reported on a monthly and quarterly basis and Best Price is reported on a quarterly basis only. In addition, the rebate also includes the “additional” portion, which adjusts the overall rebate amount upward as an “inflation penalty” when the drug’s latest quarter’s AMP exceeds the drug’s AMP from the first full quarter of sales after launch, adjusted for increases in the Consumer Price Index-Urban. The upward adjustment in the rebate amount per unit is equal to the excess amount of the current AMP over the inflation-adjusted AMP from the first full quarter of sales. The rebate amount is computed each quarter based on our report to CMS of current quarterly AMP and Best Price for our drug. We are required to report revisions to AMP or Best Price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. The Affordable Care Act made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act. On December 21, 2020, CMS issued a final regulation that modified existing Medicaid Drug Rebate Program regulations to permit reporting multiple Best Price figures with regard to value‑based purchasing arrangements (beginning in 2022); provide definitions for “line extension,” “new formulation,” and related terms with the practical effect of expanding the scope of drugs considered to be line extensions (beginning in 2022); and revise AMP and Best Price exclusions of manufacturer-sponsored patient benefit programs, specifically regarding inapplicability of such exclusions in the context of pharmacy benefit manager “accumulator” programs (beginning in 2023).  It is currently unclear if the Biden administration will delay the effectiveness or take other actions with respect to this regulation.

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

HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. It is currently unclear how HRSA will apply its enforcement authority under this regulation. HRSA has also implemented a ceiling price reporting requirement related to the 340B program under which we are required to report 340B ceiling prices to HRSA on a quarterly basis, and HRSA then publishes that information to covered entities.  Moreover, under a final regulation effective January 13, 2021, HRSA newly established an administrative dispute resolution (“ADR”), process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could subject us to onerous procedural requirements and could result in additional liability. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

Federal law also requires that a company that participates in the Medicaid Drug Rebate program report ASP information each quarter to CMS for certain categories of drugs that are paid under the Medicare Part B program. Manufacturers calculate the ASP based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. In a November 20, 2020 interim final rule, CMS established a “Most Favored Nation” demonstration model that would lower Medicare Part B reimbursement of certain drugs based on international reference prices. The rule has become subject to judicial challenges, and federal courts have enjoined the rule at this time. There is also proposed legislation pending that would establish an international reference price-based payment methodology. For more information about Medicare Part B, refer to the risk factor entitled “Our products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could harm our business” set forth under the section titled “Risk Factors” in this Annual Report on Form 10-K.

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

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we must participate in the U.S. Department of Veterans Affairs, (“VA”), Federal Supply Schedule, (“FSS”), pricing program. Under this program, we are obligated to make our “innovator” drugs available for procurement on an FSS contract and charge a price to four federal agencies — the VA, U.S. Department of Defense, (“DoD”), Public Health Service and U.S. Coast Guard — that is no higher than the statutory Federal Ceiling Price, (“FCP”). The FCP is based on the non-federal average manufacturer price, (“Non-FAMP”), which we calculate and report to the VA on a quarterly and annual basis. We also may participate in the Tricare Retail Pharmacy program, under which we would pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP.

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

Beginning April 1, 2013, Medicare payments for all items and services, including drugs, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction, generally to 2030, with a pause during the Pandemic. If Congress does not take action in the future to modify these sequestrations, Medicare Part D plans could seek to reduce their negotiated prices for drugs. Other legislative or regulatory cost containment legislation could have a similar effect.

Further, the Affordable Care Act may reduce the profitability of drug products. It expanded manufacturers’ rebate liability under the Medicaid program from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well, and increased the minimum Medicaid rebate due for most innovator drugs. The Affordable Care Act and subsequent legislation also changed the definition of AMP. On February 1, 2016, CMS issued final regulations to implement the changes to the Medicaid drug rebate program under the Affordable Care Act. These regulations became effective on April 1, 2016.

The Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each such manufacturer pays a prorated share of the branded prescription drug fee of $2.8 billion in 2019 and thereafter, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. The Affordable Care Act also expanded the Public Health Service Act’s 340B program to include additional types of covered entities. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners. It appears likely that the Affordable Care Act will continue the pressure on pharmaceutical pricing, especially under the Medicare and Medicaid programs, and may also increase our regulatory burdens and operating costs.

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

Health Technology Assessment, or HTA, of medicinal products, however, is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States. These EU Member States include France, Germany, Ireland, Italy and Sweden. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. A violation of the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. The government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly and practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceuticals, including certain discounts, or engaging such individuals as consultants, speakers or advisors, may be subject to scrutiny if they do not fit squarely within the exception or safe harbor. In November 2020, the U.S. Department of Health and Human Services finalized a previously abandoned proposal to amend the discount safe harbor regulation of the Anti-Kickback Statute in a purported effort to create incentives to manufacturers to lower their list prices, and to lower federal program beneficiary out-of-pocket costs.  The rule, which is currently slated to take full effect January 1, 2023, revises the Anti-Kickback Statute discount safe harbor to exclude manufacturer rebates to Medicare Part D plans, either directly or through pharmacy benefit managers (“PBMs”), creates a new safe harbor for point-of-sale price reductions that are set in advance and are available to the beneficiary at the point-of-sale, and creates a new safe harbor for service fees paid by manufacturers to PBMs for services rendered to the manufacturer. It is too early to know whether the Biden Administration will further delay, rewrite, or allow the rule to go into effect, and what effect the rule may have on negotiations for coverage for products with Medicare Part D plans or commercial insurers. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product support and patient assistance programs. Arrangements that implicate the Anti-Kickback Statute and do not fit within an exception or safe harbor are reviewed on a case-by-case basis to determine whether, based on the facts and circumstances, they violate the statute.

The federal civil False Claims Act prohibits any person from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Actions under the False Claims Act may be brought by private individuals known as qui tam relators in the name of the government and to share in any monetary recovery. In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the False Claims Act for, among other things, providing free product to customers with the expectation that the customers would bill federal programs for the product, and other interactions with prescribers and other customers including interactions that may have affected customers’ billing or coding practices on claims submitted to the federal government. Other companies have faced enforcement actions for causing false claims to be submitted because of the company’s marketing the product for unapproved, and thus non-reimbursable, uses. Federal enforcement agencies also have shown increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements.

The Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (collectively “HIPAA”) prohibits, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors. HIPAA also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. We may obtain health information from third parties that are subject to privacy and security requirements under HIPAA and we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

Healthcare Privacy Laws

We may be subject to federal, state and foreign laws and regulations governing data privacy and security of health information, and the collection, use, disclosure, and protection of health-related and other personal information, including state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws, such as Section 5 of the FTC Act, many of which differ from each other in significant ways, thus complicating compliance efforts. Compliance with these laws is difficult, constantly evolving, and time consuming. Many of these state laws enable a state attorney general to bring actions and provide private rights of action to consumers as enforcement mechanisms. There is also heightened sensitivity around certain types of health information, such as sensitive condition information or the health information of minors, which may be subject to additional protections. Federal regulators, state attorneys general, and plaintiffs’ attorneys, including class action attorneys, have been and will likely continue to be active in this space.

The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. Failure to comply with these laws and regulations could result in government enforcement actions and create liability for us (including the imposition of significant civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our business. We may obtain health information from third parties, such as health care providers who prescribe our products and research institutions we collaborate with are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we or our affiliates or agents knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

In California, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020. The CCPA establishes certain requirements for data use and sharing transparency and provides California residents certain rights concerning the use, disclosure, and retention of their personal data. The CCPA and its implementing regulations have already been amended multiple times since their enactment.  Similarly, there are a number of legislative proposals in the EU, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and research activities. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business.  The obligations to comply with the CCPA and evolving legislation may require us, among other things, to update our notices and develop new processes internally and with our partners. These laws and regulations, as well as any associated claims, inquiries, or investigations or any other government actions may lead to unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices.

Outside the U.S., the legislative and regulatory landscape for privacy and data security continues to evolve.  There has been increased attention to privacy and data security issues that could potentially affect our business, including the EU General Data Protection Regulation (“GDPR”), which entered into effect on May 25, 2018 and imposes penalties up to 4% of annual global turnover The GDPR regulates the processing of personal data and imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data from the EU to the US, including health data from clinical trials.

Foreign Corrupt Practices Act

In addition, the U.S. Foreign Corrupt Practices Act of 1977, as amended, (“FCPA”), prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any official of another country, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in that capacity.

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

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR FINANCIAL POSITION AND OUR CAPITAL RESOURCES

We will likely need additional capital to fund our operations. If we are unable to obtain sufficient capital, we will need to curtail and reduce our operations and costs and modify our business strategy.

Our operations have consumed substantial amounts of cash. To date, we have financed our operations primarily through the sale of capital stock, proceeds from term loan agreements and the receipt of license fees, milestone payments, research and development funding and royalty payments from our collaboration partners. In 2019, we commenced the U.S. launch of our first two commercial products, YUTIQ and DEXYCU, and, in the first quarter of 2021, we commenced the Phase 1 clinical trial for EYP-1901 for the treatment of wet AMD.  However, we have no prior history of direct commercialization of our products and no expectation of revenues from our research and development programs, including EYP-1901, prior to the successful completion of clinical trials for such programs. Therefore, we have no sufficient historical evidence to assert that it is probable that we will receive sufficient revenues from our product sales to fund operations. As of December 31, 2020, our cash and cash equivalents totaled $44.9 million. We believe that our cash and cash equivalents of $44.9 million at December 31, 2020, together with the net proceeds of approximately $108.0 million received in February 2021 from the issuance of shares of our common stock in an underwritten public offering will enable us to fund our operating plan through the second quarter of 2022, under current expectations regarding (i) the timing and outcomes of our Phase 1 clinical trial for EYP-1901 for the treatment of wet AMD, and (ii) initiation of our Phase 2 clinical trials for EYP-1901 for the treatment of wet AMD. Due to the difficulty and uncertainty associated with the design and implementation of clinical trials, we will continue to assess our cash and cash equivalents and future funding requirements. Actual cash requirements could differ from our projections due to many factors, including the continued effect of the Pandemic on our business and the medical community, the timing and results of our clinical trials for EYP-1901, additional investments in research and development programs, the success of commercialization for YUTIQ and DEXYCU, the actual costs of these commercialization efforts, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

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

We have incurred significant losses since our inception, have not generated significant revenue from commercial sales of our products and, with the exception of fiscal year 2010 and fiscal year 2015, we have never been profitable. Investment in drug development is highly speculative because it entails substantial upfront operating expenses and significant risk that a product candidate will fail to successfully complete clinical trials, gain regulatory approval or become commercially viable. We continue to incur significant operating expenses due primarily to investments in clinical trials, sales and marketing infrastructure, research and development, and other expenses related to our ongoing operations. For the years ended December 31, 2020 and 2019, we had losses from operations of $37.3 million and $47.9 million, respectively, and net losses of $45.4 million and $56.8 million, respectively, and we had a total accumulated deficit of $510.7 million at December 31, 2020.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will continue to be significant if, and as, we:

•	continue the research and pre-clinical and clinical development of our product candidates, including EYP-1901 and YUTIQ50;
•	initiate additional pre-clinical studies, clinical trials or other studies or trials for EYP-1901 and our other product candidates, including YUTIQ50;
•	continue to commercialize YUTIQ and DEXYCU;
•	add additional operational, financial and management information systems and personnel, including personnel to support our development and commercialization efforts;
•	hire additional commercial, clinical, manufacturing and scientific personnel and engage third party commercial, clinical and manufacturing organizations;
•	further develop the manufacturing process for our product candidates;
•	change or add additional manufacturers or suppliers;
•	seek regulatory approvals for our product candidates that successfully complete clinical trials;
•	seek to identify and validate additional product candidates;
•	acquire or in-license other products, product candidates and technologies;
•	maintain, protect and expand our intellectual property portfolio;
•	create additional infrastructure to support our product development and planned future commercial sale efforts; and
•	experience any delays or encounter issues with any of the above.

We may never achieve profitability from future operations.

Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully commercialize our current products and complete the development of, and obtain the regulatory approvals necessary for, the manufacture and commercialization of our product candidates, including EYP-1901 and YUTIQ 50. To become and remain profitable, we must succeed in developing and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing pre-clinical testing and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates, manufacturing, marketing and selling any products for which we or our licensees may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. We do not know the extent to which YUTIQ or DEXYCU, or any of our product candidates, including EYP-1901, if approved, will generate significant revenue for us, if at all. We may never succeed in these activities and, even if we do, we may never generate revenues significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to accurately project when or if we will be able to achieve profitability from operations. Even if we do so, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. Our ability to generate revenue from our current or future products and product candidates will depend on a number of factors, including:

•	our ability to successfully complete development activities, including the necessary clinical trials, with respect to EYP-1901 and our other product candidates;
•	our ability to successfully commercialize YUTIQ and DEXYCU;
•

our ability to complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities, if we choose to commercialize YUTIQ and DEXYCU in unpartnered jurisdictions outside the U.S.;

•	the size of the markets in the territories for which we gain regulatory approval;
•

our ability to further develop our commercial organization capable of sales, marketing and distribution for YUTIQ and DEXYCU, and any of our other product candidates for which we may obtain marketing approval;

•	our ability to enter into and maintain commercially reasonable agreements with manufacturers, wholesalers, distributors and other third parties in our supply chain;
•	our success in establishing a commercially viable price for our products;
•	our ability to manufacture commercial quantities of our products at acceptable cost levels; and
•	our ability to obtain coverage and adequate reimbursement from third parties, including government payors

The ongoing novel coronavirus (COVID-19) pandemic has had and will likely continue to have a material and adverse impact on our business.

The Pandemic has had, and will likely continue to have, a material and adverse impact on our business, including as a result of preventive and precautionary measures that we, other businesses, and governments have and will likely continue to take. This includes a significant impact on cash flows from expected revenues due to the closure of ambulatory surgery centers for DEXYCU and a significant reduction in physician office visits impacting YUTIQ. These closures precipitated the restructuring of our commercial organization that was announced on April 1, 2020 along with a reduction in planned spending for calendar year 2020 and into calendar year 2021. Due to the continued Pandemic, these factors continued to have an adverse impact on our revenues, financial condition and cash flows in the fourth quarter of 2020 and into the first quarter of 2021. We have experienced and may continue to experience significant and unpredictable reductions in the demand for our products as customers have shut down their facilities and non-essential surgical procedures have been postponed due to the Pandemic. Such reductions may have a material and adverse impact on our future revenues.

While we cannot presently predict the future scope and severity of current or any potential business shutdowns or disruptions related to COVID-19, if we or any of the third parties with whom we engage, including the suppliers, manufacturers and other third parties in our global supply chain, clinical trial sites, clinical research organizations, patients who may be candidates for clinical trials, regulators, surgeons, ASCs, potential business development partners and other third parties with whom we conduct business, were to experience prolonged shutdowns or other business disruptions, including the imposition of restrictions on the export or import of our key supplies from countries outside of the United States, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. Further, any sustained disruption in the capital markets from the Pandemic could negatively impact our ability to raise capital.

To the extent the Pandemic continues to adversely affect our business, results of operations, financial condition and cash flows, it may also heighten many of the other risks described herein as well as in any amendment or update to our risk factors reflected in subsequent filings with the SEC.

The ultimate impact of the Pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, which are still highly uncertain and cannot be predicted with confidence, including the duration of the Pandemic, as well as the timing and phasing of business reopening, including the full resumption of the performance of elective surgical procedures such as cataract surgeries.

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

We will need to raise additional capital in the future to help fund the development and commercialization of EYP-1901 and our other product candidates, if approved, and the continued commercialization of YUTIQ and DEXYCU. The amount of additional capital we will require will be influenced by many factors, including, but not limited to:

•	our clinical development plans for EYP-1901 and our other product candidates including YUTIQ 50;
•

the outcome, timing and cost of the regulatory approval process for EYP-1901 and our other product candidates, including the potential for the FDA to require that we perform more studies and clinical trials than those we currently expect;

•	product revenues received and cash flow generated from sales of YUTIQ and DEXYCU;
•	whether and to what extent we internally fund, whether and when we initiate, and how we conduct other product development programs;
•	whether and when we are able to enter into strategic arrangements for our products or product candidates and the nature of those arrangements;
•	the costs involved in preparing, filing, and prosecuting patent applications, and maintaining, and enforcing our intellectual property rights;
•	changes in our operating plan, resulting in increases or decreases in our need for capital;

•	our views on the availability, timing and desirability of raising capital; and
•	the costs of operating as a public company.

We do not know if additional capital will be available to us when needed or on terms favorable to us or our stockholders. Collaboration, licensing or other commercial agreements may not be available on favorable terms, or at all. If we seek to sell our equity securities under our at-the-market (“ATM”) program or in another offering, we do not know whether and to what extent we will be able to do so, or on what terms. Further, the rules and regulations of the Nasdaq Stock Market LLC, (“Nasdaq”), require us to obtain stockholder approval for sales of our equity securities under certain circumstances, which could delay or prevent us from raising additional capital from such sales. Also, the state of the economy and financial and credit markets at the time or times we seek any additional financing may make it more difficult or more expensive to obtain. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and dilute our existing stockholders’ equity, and funding through collaboration, licensing or other commercial agreements may be on unfavorable terms, including requiring us to relinquish rights to certain of our technologies or products. If adequate financing is not available if and when needed, we may delay, reduce the scope of, or eliminate research or development programs, postpone or cancel the pursuit of product candidates such as EYP-1901, including pre-clinical and clinical trials and new business opportunities, independent U.S. commercialization of YUTIQ and DEXYCU, or other new products, if any, reduce staff and operating costs, or otherwise significantly curtail our operations to reduce our cash requirements and extend our capital.

We must maintain compliance with the terms of our CRG loan or receive a waiver for any non-compliance. Our failure to comply with the covenants or other terms of the loan, including as a result of events beyond our control, could result in a default under the loan agreement that would materially and adversely affect the ongoing viability of our business.

On February 13, 2019 (the “CRG Closing Date”), we entered into a loan agreement (the “CRG Loan Agreement”) among us, as borrower, CRG Servicing LLC, as administrative agent and collateral agent (“CRG”), and the lenders party thereto from time to time (“Lenders”), providing for a senior secured term loan of up to $60 million (the “CRG Loan”). On the CRG Closing Date, $35 million of the CRG Loan was advanced (the “CRG Initial Advance”). We utilized the proceeds from the CRG Initial Advance for the repayment in full of all outstanding obligations under the credit agreement (the “SWK Credit Agreement”) with SWK Funding LLC (“SWK”). In April 2019, we exercised our option to borrow an additional $15 million under the CRG Loan Agreement (the “CRG Second Advance”). We did not draw any additional funds under the CRG Loan by the final draw deadline of March 31, 2020. On December 17, 2020, we and our wholly owned subsidiary, EyePoint Pharmaceuticals US, Inc., entered into a Royalty Purchase Agreement (the “RPA”) with SWK. Pursuant to the RPA, we sold our interest in royalties payable to us under our license agreement with Alimera in connection with Alimera’s sales of ILUVIEN. We received a one-time $16.5 million payment from SWK and, in return, SWK is entitled to receive future royalties payable to us under our existing license agreement with Alimera. The transaction closed on December 17, 2020. With CRG’s consent, we applied $15.0 million of net proceeds from the transaction with SWK against existing long-term debt obligations with CRG. As of December 31, 2020, our outstanding balance, including principal, interest and the back end facility fee, under the CRG Loan was approximately $40.5 million, and consisted of approximately $38.3 million of carrying value (see Note 14), and $2.2 million of the remaining balance of unamortized debt discount related to the CRG Loan.

The CRG Loan is due and payable on December 31, 2023 (the “Maturity Date”). The CRG Loan bears interest at a per annum rate (subject to increase during an event of default) equal to 12.5%, of which 2.5% may be paid in-kind at our election, so long as no default or event of default under the CRG Loan Agreement has occurred and is continuing. We are required to make quarterly, interest only payments until the Maturity Date. In addition, we are required to pay an upfront fee of 1.5% of the principal amount of the CRG Loan (excluding any paid-in-kind amounts), which is payable as amounts are advanced under the CRG Loan. Upon repayment of the CRG Loan, we are also required to pay an exit fee equal to 6% of the aggregate principal amounts advanced under the CRG Loan Agreement.

The CRG Loan Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on our and our subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the CRG Loan Agreement contains the following financial covenants requiring us and the guarantors under the CRG Loan Agreement to maintain:

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

In November 2019, CRG waived the financial covenant associated with our revenue derived from sales of our products, YUTIQ and DEXYCU, for the twelve-month period ending December 31, 2019. In October 2020, CRG (i) waived the financial covenant associated with our revenue derived from sales of our products, YUTIQ and DEXYCU, for the twelve-month period ending December 31, 2020 and (ii) amended the financial covenant associated with our minimum product revenue to $45 million from $80 million, for the twelve-month period ending December 31, 2021. Due to the effects on our business of the Pandemic, we may not meet the financial covenants associated with our revenue derived from sales of YUTIQ and DEXYCU for the twelve-month period ending December 31, 2021. If we do not maintain compliance with all of the continuing covenants and other terms and conditions of the CRG Loan or secure a waiver for any non-compliance, then the Lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding, plus penalties and interest, including an exit fee and any prepayment fees, and foreclose on the collateral granted to them to secure such indebtedness. Such repayment would have a material adverse effect on our business, operating results and financial condition.

In addition, the repayment of all unpaid principal and accrued interest under the CRG Loan may be accelerated upon consummation of a specified change of control transaction or the occurrence of certain other events of default (as specified in the CRG Loan Agreement), including, among other things:

•	our default in a payment obligation under the CRG Loan Agreement;
•	our default in a payment obligation under any of our other debt agreements evidencing indebtedness in an aggregate principal amount in excess of $500,000;
•	our breach of the negative covenants or, subject to specified cure periods, other terms of the CRG Loan Agreement;
•	invalidity of the loan documents, including CRG ceasing to have a first priority, perfected security interest on any material portion of the collateral;
•	the occurrence of a material adverse effect (as specified in the CRG Loan Agreement);
•	certain specified insolvency and bankruptcy-related events; and
•

an injunction lasting more than 90 days or a mandatory recall or voluntary withdrawal of any product that results in liability in excess of the greater of $4,000,000 and 7.5% of our last twelve months’ revenue.

Subject to any applicable cure period set forth in the CRG Loan Agreement, upon the occurrence of a bankruptcy-related event of default, all amounts outstanding with respect to the CRG Loan (principal, accrued interest, exit fee and any prepayment fees) would become due and payable immediately, and, upon the occurrence of any other event of default, the majority Lenders may accelerate all or any amounts outstanding with respect to the CRG Loan. Our assets or cash flow may not be sufficient to fully repay our obligations under the CRG Loan Agreement if the obligations thereunder are accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our obligations under the CRG Loan Agreement, the CRG Lenders could proceed to protect and enforce their rights under the CRG Loan Agreement by exercising such remedies as are available to the CRG Lenders thereunder and in respect thereof under applicable law, either by suit in equity or by action at law, or both, whether for specific performance of any covenant or other agreement contained in the CRG Loan Agreement or in aid of the exercise of any power granted in the CRG Loan Agreement. The foregoing would materially and adversely affect the ongoing viability of our business.

Our Loan Agreement contains restrictions that limit our flexibility in operating our business.

The CRG Loan Agreement contains various covenants that limit our ability to engage in specified types of transactions without the Lenders’ prior consent. These covenants limit our ability to, among other things:

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

Subject to certain exceptions, we are required to make mandatory prepayments of the CRG Loan with the proceeds derived from asset sales and insurance proceeds. In addition, we may make a voluntary prepayment of the CRG Loan, in whole or in part, at any time. All mandatory and voluntary prepayments of the CRG Loan are subject to the payment of prepayment premiums as follows: if prepayment occurs after December 31, 2020 and on or prior to December 31, 2021, an amount equal to 3% of the aggregate outstanding principal amount of the CRG Loan being prepaid. No prepayment premium is due on any principal prepaid after December 31, 2021. These provisions may make it more costly for a potential acquirer to engage in a business combination transaction with us. Provisions that have the effect of discouraging, delaying or preventing a change in control could discourage a third party from attempting to acquire us, limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

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

On April 22, 2020, we received a PPP Loan, which was established under the CARES Act, in the principal amount of $2.0 million. Pursuant to Section 1106 of the CARES Act, on October 7, 2020, we applied for forgiveness of the entire PPP Loan, and we are awaiting the SBA’s response to our application.  Such forgiveness will be determined, subject to limitations, based on the SBA’s evaluation of our use of the PPP loan proceeds, and whether the SBA agrees that our use of the PPP loan proceeds satisfied CARES Act criteria for qualifying expenses, which include payroll costs, rent, and utility costs over the allowable measurement period following our receipt of the loan proceeds.

Given the evolving nature of the SBA’s guidance regarding the PPP Loan application and forgiveness process, we cannot give any assurance that our PPP Loan will be forgiven in whole or in part.

Additionally, the PPP Loan application required us to certify that the economic uncertainty at the time we applied for the PPP Loan made the PPP Loan request necessary to support our ongoing operations. While we made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan and that our receipt of the PPP Loan was consistent with the broad objectives of the Paycheck Protection Program of the CARES Act, the certification described above does not contain any objective criteria and is subject to interpretation. In addition, the SBA has stated that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good faith belief that we satisfied all eligibility requirements for the PPP Loan, we are found to have been ineligible to receive the PPP Loan or in violation of any of the laws or regulations that apply to us in connection with the PPP Loan, including the False Claims Act, we may be subject to penalties, including significant civil, criminal and administrative penalties and would be required to repay the PPP Loan.

Because we are seeking forgiveness of the PPP Loan, we were required to make certain certifications which will be subject to audit and review by governmental entities and could subject us to significant penalties and liabilities if found to be inaccurate, including being required to repay the PPP loan. In addition, our receipt of the PPP Loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could materially harm our business, results of operations and financial condition.

Our profitability will be impacted by our obligations to make royalty and milestone payments to the former securityholders of Icon Bioscience, Inc. and other third-party collaborators.

In connection with our acquisition of Icon Bioscience, Inc. (“Icon”) in March 2018 (the “Icon Acquisition”), we are obligated to pay certain post-closing contingent cash payments upon the achievement of specified milestones and based upon certain net sales and partnering revenue standards, in each case subject to the terms and conditions set forth in the Merger Agreement, dated March 28, 2018 (the “Merger Agreement”). These future obligations include (i) sales milestone payments totaling up to $95.0 million, beginning no earlier than three years after the October 1, 2018 effective date of the pass-through reimbursement code approved by CMS, upon the achievement of certain sales thresholds and subject to certain CMS reimbursement conditions set forth in the Merger Agreement, (ii) quarterly earn-out payments equal to 12% on net sales of DEXYCU, which earn-out payments will increase to 16% of net sales of DEXYCU in a given year beginning in the calendar quarter for a given year to the extent aggregate annual consideration of DEXYCU exceeds $200.0 million in such year, (iii) quarterly earn-out payments equal to 20% of partnering revenue received by us for DEXYCU outside of the U.S., and (iv) single-digit percentage quarterly earn-out payments with respect to net sales and/or partnering income, if any, resulting from future clinical development, regulatory approval and commercialization of any other product candidates we might develop utilizing the Verisome technology acquired in the Icon Acquisition. As of December 31, 2020, we made DEXYCU product revenue-based royalty payments totaling $2.1 million, of which $1.3 million were related to the partnering income in connection with the Icon Acquisition. Our profitability with respect to DEXYCU is impacted by our obligations to make payments to the former securityholders of Icon. Our obligations to the former securityholders of Icon and other third-party collaborators could have a material adverse effect on our business, financial condition and results of operations if we are unable to manage our operating costs and expenses at profitable levels.

Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

As of December 31, 2020, including pre-acquisition amounts related to Icon , we had U.S. net operating loss (“NOL”) carryforwards of approximately $269.1 million for U.S. federal income tax and approximately $196.2 million for state income tax purposes available to offset future taxable income and U.S. federal and state research and development tax credits of approximately $4.7 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). Our U.S. NOL carryforwards begin to expire in 2023 if not utilized.

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

RISKS RELATED TO THE REGULATORY APPROVAL AND CLINICAL DEVELOPMENT OF OUR PRODUCT CANDIDATES

We are substantially dependent on the success of our lead product candidate, EYP-1901, which is in the early stages of development and must go through clinical trials, which are very expensive, time-consuming and difficult to design and implement. The outcomes of clinical trials are uncertain, and delays in the completion of or the termination of any clinical trial of EYP-1901 or our other product candidates could harm our business, financial condition and prospects.

Our research and development program for our lead product candidate, EYP-1901, and certain of our other product candidates, are at an early stage of development. We must demonstrate EYP-1901’s and our other product candidates’ safety and efficacy in humans through extensive clinical testing. Such testing is expensive and time-consuming and requires specialized knowledge and expertise.

Clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming, and the outcome is not certain. We estimate that clinical trials of our product candidates will take multiple years to complete. Failure can occur at any stage of a clinical trial, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed or precluded by a number of factors, including:

•	decisions not to pursue development of product candidates due to pre-clinical or clinical trial results or market factors;
•	lack of sufficient funding;
•	delays or inability to attract clinical investigators for trials;
•	clinical sites dropping out of a clinical trial;
•	time required to add new clinical sites;
•

any shelter-in-place orders from local, state or federal governments or clinical trial site policies resulting from the COVID-19 pandemic that determine essential and non-essential functions and staff, which may impact the ability of site staff to conduct assessments, or result in delays to the conduct of the assessments, as part of our clinical trial protocols, or the ability to enter assessment results into clinical trial databases in a timely manner;

•	delays or inability to recruit patients in sufficient numbers or at the expected rate;
•	decisions by licensees not to exercise options for products or not to pursue or promote products licensed to them;
•	adverse side effects;
•	failure of trials to demonstrate safety and efficacy;
•	failure to reach agreement with the FDA or other regulatory agency requirements for clinical trial design or scope of the development program;
•	patients’ delays or failure to complete participation in a clinical trial or inability to follow patients adequately after treatment;
•	changes in the design or manufacture of a product candidate;
•	failures by, changes in our (or our licensees’) relationship with, or other issues at, CROs, vendors and investigators responsible for pre-clinical testing and clinical trials;
•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or foreign regulatory authorities;
•	delays or failures in obtaining required IRB approval;
•	inability to obtain supplies and/or to manufacture sufficient quantities of materials for use in clinical trials;
•	stability issues with clinical materials;
•	failure to comply with GLP, GCP, cGMP or similar foreign regulatory requirements that affect the conduct of pre-clinical and clinical studies and the manufacturing of product candidates;
•	requests by regulatory authorities for additional data or clinical trials;
•	governmental or regulatory agency assessments of pre-clinical or clinical testing that differ from our (or our licensees’) interpretations or conclusions;
•	governmental or regulatory delays, or changes in approval policies or regulations; and
•	developments, clinical trial results and other factors with respect to competitive products and treatments.

We, the FDA, other regulatory authorities outside the United States, or an IRB may suspend a clinical trial at any time for various reasons, including if it appears that the clinical trial is exposing participants to unacceptable health risks or if the FDA or one or more other regulatory authorities outside the United States find deficiencies in our IND or similar application outside the United States or the conduct of the trial. If we experience delays in the completion of, or the termination of, any clinical trial of any of our product candidates, including EYP-1901, the commercial prospects of such product candidate will be harmed, and our ability to generate product revenues from such product candidate will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition, results of operations, cash flows and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Clinical trial results may fail to support approval of EYP-1901 or our other product candidates.

Even if our clinical trials are successfully completed as planned, the results may not support approval of EYP-1901 or our other product candidates under the laws and regulations of the FDA or other regulatory authorities outside the United States. The clinical trial process may fail to demonstrate that our product candidates are both safe and effective for their intended uses. Pre-clinical and clinical data and analyses are often able to be interpreted in different ways. Even if we view our results favorably, if a regulatory authority has a different view, we may still fail to obtain regulatory approval of our product candidates. This, in turn, would significantly adversely affect our business prospects.

We may expend significant resources to pursue our lead product candidate, EYP-1901 for the potential treatment of wet AMD, and fail to capitalize on the potential of EYP-1901, or our other product candidates, for the potential treatment of other indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates for specific indications. Specifically, with regard to EYP-1901, we are initially focusing our efforts on the treatment of wet AMD.  As a result, we may forego or delay pursuit of opportunities with EYP-1901 or other product candidates for the treatment of other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. Furthermore, until such time as we are able to build a broader product candidate pipeline, if ever, any adverse developments with respect to our leading product candidate, EYP-1901, would have a more significant adverse effect on our overall business than if we maintained a broader portfolio of product candidates.

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

Results from pre-clinical testing, early clinical trials,  prior clinical trials, investigator-sponsored studies and other data and information often do not accurately predict final pivotal clinical trial results. EYP-1901 relies on vorolanib as its active pharmaceutical agent.  Vorolanib is a small molecule TKI that has been previously studied by Tyrogenix in Phase 1 and 2 clinical trials as an orally delivered therapy for the treatment of wet AMD. The Phase 2 clinical trial was discontinued due to systemic toxicity. There can be no assurance that such systemic toxicities will not occur in our Phase 1 clinical trial for EYP-1901. In addition, data from one pivotal clinical trial may not be predictive of the results of other pivotal clinical trials for the same product candidate, even if the trial designs are the same or similar. Data obtained from pre-clinical studies and clinical trials are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Adverse side effects may be observed in clinical trials that delay, limit or prevent regulatory approval, and even after a product candidate has received marketing approval, the emergence of adverse side effects in more widespread clinical practice may cause the product’s regulatory approval to be limited or even rescinded. Additional trials necessary for approval may not be undertaken or may ultimately fail to establish the safety and efficacy of our product candidates.

In addition, while the clinical trials of our product candidates, including our lead product candidate, EYP-1901, are designed based on the available relevant information, in view of the uncertainties inherent in drug development, such clinical trials may not be designed with a focus on indications, patient populations, dosing regimens, safety or efficacy parameters or other variables that will provide the necessary safety and efficacy data to support regulatory approval to commercialize the product. In addition, the methods we select to assess particular safety or efficacy parameters may not yield statistically significant results regarding our product candidates’ effects on patients. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval.

We face risks related to health epidemics and outbreaks, including the Pandemic, which could significantly disrupt our preclinical studies and clinical trials.

We are currently conducting Phase 1 clinical trials for EYP-1901 in multiple jurisdictions within the U.S. Enrollment of patients in these clinical trials and future clinical trials in these regions may be delayed due to the outbreak of the Pandemic. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs. As a result, the expected timeline for data readouts of our preclinical studies and clinical trials and certain regulatory filings may be negatively impacted, which would adversely affect our business.

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of our product candidates.

Identifying and qualifying patients to participate in clinical trials of our product candidates, including EYP-1901, is critical to our success. The timing of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing our product candidates. If patients are unwilling to participate in our trials because of the COVID-19 pandemic and restrictions on travel or healthcare institution policies, negative publicity from adverse events in the biotechnology industries, public perception of vaccine safety issues or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a clinical trial, or complete our clinical trials in a timely manner. Patient enrollment is affected by a variety factors including, among others:

•	severity of the disease under investigation;
•	design of the trial protocol and size of the patient population required for analysis of the trial’s primary endpoints;
•	size of the patient population;
•	eligibility criteria for the trial in question;
•	perceived risks and benefits of the product candidate being tested;
•	willingness or availability of patients to participate in our clinical trials (including due to the COVID-19 pandemic);
•	proximity and availability of clinical trial sites for prospective patients;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	availability of competing vaccines and/or therapies and related clinical trials;
•	efforts to facilitate timely enrollment in clinical trials;
•	our ability to obtain and maintain patient consents;
•	the risk that patients enrolled in clinical trials will drop out of the trials before completion;
•	patient referral practices of physicians; and
•	ability to monitor patients adequately during and after treatment.

We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by regulatory agencies.

Even if we enroll a sufficient number of eligible patients to initiate our clinical trials, we may be unable to maintain participation of these patients throughout the course of the clinical trial as required by the clinical trial protocol, in which event we may be unable to use the research results from those patients. If we have difficulty enrolling and maintaining the enrollment of a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business.

We are largely dependent on the future commercial success of our lead product candidate, EYP-1901.

Our ability to generate revenues and become profitable will depend in large part on the future commercial success of our lead product candidate, EYP-1901, if it is approved for marketing.  If EYP-1901 or any other product that we commercialize in the future does not gain an adequate level of acceptance among physicians, patients and third parties, we may not generate significant product revenues or become profitable. Market acceptance by physicians, patients and third party payors of EYP-1901 or other products we may commercialize in the future will depend on a number of factors, some of which are beyond our control, including:

•	their efficacy, safety and other potential advantages in relation to alternative treatments;

•	their relative convenience and ease of administration;
•

the availability of adequate coverage or reimbursement by third parties, such as insurance companies and other healthcare payors, and by government healthcare programs, including Medicare and Medicaid;

•	the prevalence and severity of adverse events;
•	their cost of treatment in relation to alternative treatments, including generic products;
•	the extent and strength of our third party manufacturer and supplier support;
•	the extent and strength of marketing and distribution support;
•	the limitations or warnings contained in a product’s approved labeling; and
•	distribution and use restrictions imposed by the FDA or other regulatory authorities outside the United States.

For example, even if EYP-1901 gains approval by the FDA, physicians and patients may not immediately be receptive to it and may be slow to adopt it. If EYP-1901 does not achieve an adequate level of acceptance among physicians, patients and third party payors, we may not generate meaningful revenues from EYP-1901 and we may not become profitable.

RISKS RELATED TO THE COMMERCIALIZATION OF OUR PRODUCTS AND PRODUCT CANDIDATES

Our current business strategy relies on our ability to successfully commercialize YUTIQ and DEXYCU and in the U.S. Our approved products may not achieve market acceptance or be commercially successful.

Our ability to successfully commercialize YUTIQ and DEXYCU in the U.S. is important to the execution of our business strategy. Neither YUTIQ nor DEXYCU may achieve broad market acceptance among retinal specialists and other doctors, patients, government health administration authorities and other third-party payors, and may not be commercially successful in the U.S. The degree of market acceptance and commercial success of our approved products will depend on a number of factors, including the following:

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

As many of these factors are beyond our control, we cannot assure you that we will ever be able to generate meaningful revenues through product sales. In particular, if governments, private insurers, governmental insurers and other third-party payors do not provide adequate and timely coverage and reimbursement levels for our products or limit the frequency of administration, the market acceptance of our products and product candidates will be limited. Governments, governmental insurers, private insurers and other third-party payors attempt to contain healthcare costs by limiting coverage and the level of reimbursement for products and, accordingly, they may challenge the price and cost-effectiveness of our products or refuse to provide coverage for our products. Any inability on our part to successfully commercialize YUTIQ and DEXYCU, and our other product candidates in the U.S. or any foreign territories where they may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and our future business prospects.

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

Our success also depends in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors also may seek additional clinical evidence, beyond the data required to obtain marketing approval, demonstrating clinical benefits and value in specific patient populations, before covering our products for those patients. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval. For example, under current Medicare Part B policy, payment to hospital outpatient departments and ambulatory surgical centers for products furnished to patients during a procedure is typically packaged into the payment for the associated procedure and thus not paid separately. Products granted pass-through status are excluded from this payment packaging policy and currently receive separate payment from the associated procedure for a period of three years. While DEXYCU has been granted pass-through status and will receive separate payment in these settings from Medicare for a period of three years (measured on the basis of the date Medicare receives its first claim for reimbursement for DEXYCU), at the end of that three year period or any future extension of the three year period, or if such three-year period is shortened by a change in law, regulation or Administrative interpretation, payment for DEXYCU may be packaged into the payment for the associated procedure and no longer be paid separately, which we expect would materially decrease our revenues from sales of DEXYCU and correspondingly have a material adverse effect on our results of operations and financial condition.

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

We participate in, and have certain price reporting obligations to, the Medicaid Drug Rebate Program. This program requires us to pay a rebate for each unit of drug reimbursed by Medicaid. The amount of the “basic” portion of the rebate for each product is set by law as the larger of: (i) 23.1% of quarterly average manufacturer price, or AMP, or (ii) the difference between quarterly AMP and the quarterly best price available from us to any commercial or non-governmental customer, or Best Price. AMP must be reported on a monthly and quarterly basis and Best Price is reported on a quarterly basis only. In addition, the rebate also includes the “additional” portion, which adjusts the overall rebate amount upward as an “inflation penalty” when the drug’s latest quarter’s AMP exceeds the drug’s AMP from the first full quarter of sales after launch, adjusted for increases in the Consumer Price Index-Urban. The upward adjustment in the rebate amount per unit is equal to the excess amount of the current AMP over the inflation-adjusted AMP from the first full quarter of sales. The rebate amount is computed each quarter based on our report to CMS of current quarterly AMP and Best Price for our drug. We are required to report revisions to AMP or Best Price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. The Affordable Care Act made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act. On December 21, 2020, CMS issued a final regulation that modified existing Medicaid Drug Rebate Program regulations to permit reporting multiple Best Price figures with regard to value‑based purchasing arrangements (beginning in 2022); provide definitions for “line extension,” “new formulation,” and related terms with the practical effect of expanding the scope of drugs considered to be line extensions (beginning in 2022); and revise AMP and Best Price exclusions of manufacturer-sponsored patient benefit programs, specifically regarding inapplicability of such exclusions in the context of pharmacy benefit manager “accumulator” programs (beginning in 2023).  It is currently unclear if the Biden administration will delay the effectiveness or take other actions with respect to this regulation.

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

HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. It is currently unclear how HRSA will apply its enforcement authority under this regulation. HRSA has also implemented a ceiling price reporting requirement related to the 340B program under which we are required to report 340B ceiling prices to HRSA on a quarterly basis, and HRSA then publishes that information to covered entities.  Moreover, under a final regulation effective January 13, 2021, HRSA newly established an ADR process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could subject us to onerous procedural requirements and could result in additional liability. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

Federal law also requires that a company that participates in the Medicaid Drug Rebate program report average sales price, or ASP, information each quarter to CMS for certain categories of drugs that are paid under the Medicare Part B program. Manufacturers calculate the ASP based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. In a November 20, 2020 interim final rule, CMS established a “Most Favored Nation” demonstration model that would lower Medicare Part B reimbursement of certain drugs based on international reference prices. The rule has become subject to judicial challenges, and federal courts have enjoined the rule at this time. There is also proposed legislation pending that would establish an international reference price-based payment methodology.

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we must participate in the VA FSS pricing program. Under this program, we would be obligated to make our “innovator” drugs available for procurement on an FSS contract and charge a price to four federal agencies—VA, DoD, Public Health Service and U.S. Coast Guard—that is no higher than the statutory FCP. The FCP is based on the Non-FAMP, which we calculate and report to the VA on a quarterly and annual basis. We also expect to participate in the Tricare Retail Pharmacy program, under which we would pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to TRICARE beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. The requirements under the 340B, FSS, and TRICARE programs will impact gross-to-net revenue for our current products and any product candidates that are commercialized in the future and could adversely affect our business and operating results.

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

We are shipping DEXYCU to ASCs, or to hospital outpatient surgical centers through specialty pharmacies and distributors. DEXYCU is being reimbursed for Medicare Part B patients in these settings through a transitional pass-through payment utilizing a “J” code. After the initial 3-year period (measured on the basis of the date Medicare receives its first claim for reimbursement for DEXYCU), unless this 3-year period is extended, DEXYCU may not qualify for separate payment and, therefore, may be subject to cataract bundled payment rates, which would significantly limit our ability to gain utilization and subsequent revenues.

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

We are liable for errors associated with our submission of pricing data. That liability could be significant. In addition to retroactive Medicaid rebates and the potential for issuing 340B program refunds, if we are found to have knowingly submitted false AMP, Best Price, or Non-FAMP information to the government, we may be liable for significant civil monetary penalties per item of false information. If we are found to have made a misrepresentation in the reporting of our ASP, the Medicare statute provides for significant civil monetary penalties for each misrepresentation for each day in which the misrepresentation was applied. Our failure to submit monthly/quarterly AMP and Best Brice data on a timely basis could result in a significant civil monetary penalty per day for each day the information is late beyond the due date. Such conduct also could be grounds for CMS to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. Significant civil monetary penalties also could apply to late submissions of Non-FAMP information. Civil monetary penalties could also be applied if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. Moreover, under a final regulation effective January 13, 2021, HRSA newly established an ADR process that has jurisdiction over claims by covered entities that a manufacturer has engaged in overcharging. An ADR proceeding could subject us to onerous procedural requirements and could result in additional liability.  In addition, claims submitted to federally-funded healthcare programs, such as Medicare and Medicaid, for drugs priced based on incorrect pricing data provided by a manufacturer can implicate the federal civil False Claims Act. If we overcharge the government in connection with our FSS contract or our anticipated Tricare Agreement, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. We cannot assure you that our submissions will not be found by CMS or another governmental agency to be incomplete or incorrect.

Even though regulatory approvals for YUTIQ and DEXYCU have been obtained in the U.S., we will still face extensive FDA regulatory requirements and may face future regulatory difficulties.

Even though regulatory approvals for YUTIQ and DEXYCU have been obtained in the U.S., the FDA and state regulatory authorities may still impose significant restrictions on the indicated uses or marketing of YUTIQ and DEXYCU, or impose ongoing requirements for potentially costly post-approval studies or post-marketing surveillance. For example, as part of its approval of DEXYCU for the treatment of postoperative ocular inflammation, the FDA required under the Pediatric Research Equity Act, or PREA, that a Phase 3/4 prospective, randomized, active treatment-controlled, parallel-design multicenter trial be conducted to evaluate the safety of DEXYCU for the treatment of inflammation following ocular surgery for childhood cataract. This pediatric study will likely require us to undergo a costly and time-consuming development process. If we do not meet our obligations under the PREA for this pediatric study, the FDA may issue a non-compliance letter and may also consider DEXYCU to be misbranded and subject to potential enforcement action. We submitted a pediatric study protocol to the FDA as required. We have identified clinical sites and are continuing study start-up activities that are expected to lead to dosing of a first patient in early 2022.

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

In addition to cGMP, the FDA may require that YUTIQ manufacturers comply with the Quality System Regulation, or QSR, which sets forth the FDA’s manufacturing quality standards for medical devices, and other applicable government regulations and corresponding foreign standards. If we, or a regulatory authority, discover previously unknown problems with YUTIQ or DEXYCU, such as adverse events of unanticipated severity or frequency, or problems with a facility where the product is manufactured, a regulatory authority may impose restrictions relative to YUTIQ, DEXYCU or their respective manufacturing facilities, including requiring recall or withdrawal of the product from the market, suspension of manufacturing, or other FDA action or other action by foreign regulatory authorities.

If we fail to comply with applicable regulatory requirements for YUTIQ or DEXYCU, a regulatory authority may:

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

Our current and future operations with respect to the commercialization of YUTIQ and DEXYCU are subject to various U.S. federal and state healthcare laws and regulations. These laws impact, among other things, our proposed sales, marketing, support and education programs and constrain our business and financial arrangements and relationships with third-party payors, healthcare professionals and others who may prescribe, recommend, purchase or provide our products, and other parties through which we market, sell and distribute our products. Finally, our current and future operations are subject to additional healthcare-related statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws include, but are not limited to, the following:

•

The U.S. federal Anti-Kickback Statute prohibits persons or entities from, among other things, knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, or arranging for or recommending the purchase, lease or order of, any good or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and Medicare patients, prescribers, purchasers and formulary managers on the other. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution and administrative sanction, the exemptions and safe harbors are drawn narrowly, and practices or arrangements that involve remuneration may be subject to scrutiny if they do not qualify for an exemption or safe harbor. In November 2020, the U.S. Department of Health and Human Services finalized a previously abandoned proposal to amend the discount safe harbor regulation of the Anti-Kickback Statute in a purported effort to create incentives to manufacturers to lower their list prices, and to lower federal program beneficiary out-of-pocket costs.  The rule, which is currently slated to take full effect January 1, 2023, revises the Anti-Kickback Statute discount safe harbor to exclude manufacturer rebates to Medicare Part D plans, either directly or through PBMs, creates a new safe harbor for point-of-sale price reductions that are set in advance and are available to the beneficiary at the point-of-sale, and creates a new safe harbor for service fees paid by manufacturers to PBMs for services rendered to the manufacturer.  It is too early to know whether the Biden Administration will further delay, rewrite, or allow the rule to go into effect, and what effect the rule might may have on negotiations for coverage for products with Medicare Part D plans or commercial insurers. Our practices may not in all cases meet all of the criteria for safe harbor protection, and therefore would be subject to a facts and circumstances analysis to determine potential Anti-Kickback statute liability.

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

The occurrence of any event or penalty described above may inhibit our ability to commercialize YUTIQ and DEXYCU in the U.S. and generate revenues, which would have a material adverse effect on our business, financial condition and results of operations.

If the market opportunities for our products and product candidates, including EYP-1901, are smaller than we believe they are, our results of operations may be adversely affected and our business may suffer.

We focus our research and product development primarily on treatments for eye diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our products and product candidates, such as our projections of the number of patients with wet AMD who may benefit from treatment with EYP-1901 if it is approved for use, are based on estimates. These estimates may prove to be incorrect and new studies or clinical trials may change the estimated incidence or prevalence of these diseases. The number of patients in the U.S. and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. For example, we are developing our leading product candidate, EYP-1901, for the treatment of wet AMD.  Although we believe wet AMD is a common condition and a leading cause of vision loss for people age 50 and older, our estimates of the potential market opportunity for EYP-1901 may be incorrect.

If any of our products have newly discovered or developed safety problems, our business would be seriously harmed.

All of our approved products are and will be subject to continued oversight by the FDA or other foreign regulatory bodies, and we cannot assure you that newly discovered or developed safety issues will not arise. Although we have observed no material safety issues to date, we cannot rule out that issues may arise in the future. For example, with the use of any newly marketed drug by a wider patient population, serious adverse events may occur from time to time that initially do not appear to relate to the drug itself. If such events are subsequently associated with the drug, or if any other safety issue emerges, we or our collaboration partners may voluntarily, or FDA or other regulatory authorities may require that we suspend or cease marketing of our approved products or modify how we or they market our approved products. In addition, newly discovered safety issues may subject us to substantial potential liabilities and adversely affect our financial condition and business.

The Affordable Care Act and any changes in healthcare laws may increase the difficulty and cost for us to commercialize DEXYCU and YUTIQ in the U.S. and affect the prices we may obtain.

The U.S. and state governments have enacted and proposed legislative and regulatory changes affecting the healthcare system that could affect our ability to profitably sell YUTIQ and DEXYCU, prevent or delay marketing of our other product candidates, and restrict or regulate post-approval activities. The U.S. government and state legislatures and agencies also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription products.

For example, the Affordable Care Act was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of the Affordable Care Act that have been implemented since enactment and are of importance to the commercialization of YUTIQ and DEXYCU in the U.S. are the following:

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

Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to repeal, replace, or otherwise modify them or to alter their interpretation or implementation. For example, on December 22, 2017, the U.S. government signed into law comprehensive tax legislation, referred to as the Tax Cuts and Jobs Act, or the Tax Act, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the Bipartisan Budget Act of 2018, among other things, amended the Medicare statute to reduce the coverage gap in most Medicare drugs plans, commonly known as the “donut hole,” by raising the required manufacturer point-of-sale discount from 50% to 70% off the negotiated price effective as of January 1, 2019. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible. It is unclear how the Affordable Care Act and its implementation, as well as efforts to repeal, replace, or otherwise modify, or invalidate, the Affordable Care Act, or portions thereof, will affect our business, financial condition and results of operations. It is possible that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of YUTIQ and DEXYCU in the U.S. or to successfully commercialize either product in the U.S.

We also expect that the Affordable Care Act, as well as other healthcare reform measures that have been adopted and that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for YUTIQ and DEXYCU in the U.S., and could seriously harm our future revenues. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenues, attain profitability or successfully commercialize YUTIQ and DEXYCU in the U.S.

There has been increasing legislative, regulatory, and enforcement interest in the United States with respect to drug pricing practices. For example,  the Trump Administration issued a rule updating the discount safe harbor at 42 CFR 1001.952(h) to explicitly exclude reductions in price offered by drug manufacturers to PBMs and Part D plans from the safe harbor's definition of a "discount." This rule also creates a new safe harbor designed specifically for price reductions on pharmaceutical products, but only those that are reflected in the price charged to the patient at the pharmacy counter. As another example, on November 20, 2020, CMS issued an interim final rule to implement a “Most Favored Nation” demonstration project to test Medicare Part B reimbursement of certain separately payable drugs and biologicals based on international reference prices. The rule has become subject to judicial challenges, and federal courts have enjoined the rule at this time. If the rule survives judicial scrutiny, the Most Favored Nation model will subject certain drugs or biologicals identified by CMS as having the highest annual Medicare Part B spending to an alternative payment methodology based on international reference prices, with the list of products to be updated annually to add more products and products not to be removed absent limited circumstances. There has also been legislation that would establish an international reference price-based Medicare Part B drug and biological payment methodology.

Patient assistance programs for pharmaceutical products have come under increasing scrutiny by governments, legislative bodies and enforcement agencies. These activities may result in actions that have the effect of reducing prices or demand for our products, harming our business or reputation, or subjecting us to fines or penalties.

We sponsor patient assistance programs, which are available to qualified patients for our products, including insurance premium and copay assistance programs.  We also make donations to third-party charities that provide such assistance. Recently, there has been enhanced scrutiny of such company-sponsored programs and services.  If we, our vendors or donation recipients, are deemed to have failed to comply with relevant laws, regulations or government guidance in any of these areas, we could be subject to criminal and civil sanctions, including significant fines, civil monetary penalties and exclusion from participation in government healthcare programs, including Medicare and Medicaid, and burdensome remediation measures. Actions could also be brought against executives overseeing our business or other employees.

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

Many of our competitors and potential competitors for our leading product candidate, EYP-1901, and our commercialized products, YUTIQ and DEXYCU, have substantially greater financial, technological, research and development, marketing and personnel resources than we do. Our competitors may succeed in developing alternate technologies and products that, in comparison to the products or product candidates we have and are seeking to develop:

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

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of YUTIQ and DEXYCU, and any other product candidates that we may develop and commercialize, including EYP-1901.

We face the risk of product liability exposure as we commercialize YUTIQ and DEXYCU, and other product candidates that we may develop and commercialize. We also may face product liability claims from patients who are treated with any of our product candidates in clinical trials. If we cannot successfully defend ourselves against claims that our products or product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our products;
•	injury to our reputation and significant negative media attention;

•	termination of clinical trial sites or entire trial programs that we conduct in the future relating to YUTIQ, DEXYCU, EYP-1901 or our other product candidates;
•	withdrawal of clinical trial participants from any future clinical trial relating to YUTIQ, DEXYCU, EYP-1901 or our other product candidates;
•	significant costs to defend the related litigation;
•	substantial money awards to patients;
•	loss of revenue;
•	diversion of management and scientific resources from our business operations; and
•	an increase in product liability insurance premiums or an inability to maintain product liability insurance coverage.

We currently carry product liability insurance with coverage up to $30.0 million in the aggregate, with a per incident limit of $30.0 million, which may not be adequate to cover all liabilities that we may incur. Further, we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Our inability to maintain sufficient product liability insurance at an acceptable cost could prevent or inhibit the commercialization of YUTIQ and DEXYCU, or the development and commercialization of our other product candidates, including EYP-1901.

Additionally, any agreements we may enter into in the future with collaborators in connection with the development or commercialization of YUTIQ, DEXYCU, EYP-1901 or any of our other product candidates may entitle us to indemnification against product liability losses, but such indemnification may not be available or adequate should any claim arise. In addition, several of our agreements require us to indemnify third parties and these indemnification obligations may exceed the coverage under our product liability insurance policy.

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

As of March 1, 2021, we had 348 patents or granted applications and 52 pending patent applications, including patents and pending applications covering our Durasert, Verisome and other technologies. With respect to these patent rights, we do not know whether any of our patent applications will result in issued patents or, if any of our patent applications do issue, whether such patents will protect our technology in whole or in part, or whether such patents will effectively prevent others from commercializing competitive technologies and products. There is no guarantee that any of our issued or granted patents will not later be found invalid or unenforceable. Furthermore, since patent applications in the U.S. and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications. For applications with an effective filing date before March 16, 2013, or patents issuing from such applications, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. As of March 16, 2013, the U.S. transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. The change to “first-to-file” from “first-to-invent” is one of the changes to the patent laws of the U.S. resulting from the AIA.

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

We expect to rely on trademarks as one means to distinguish any of our approved products from the products of our competitors. We have received registrations for YUTIQ®, DEXYCU®, DELIVERING INNOVATION TO THE EYE® and DURASERT®. The Verisome® technology is exclusively licensed to us by Ramscor, Inc and the Verisome® mark is owned by Ramscor, Inc. Our and our licensees’ trademarks may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. For our trademarks, we have entered into a co-existence agreement with Sun Pharma and a settlement agreement with Merck allowing continued, though somewhat limited, use of two of our marks. If we are unable to establish name recognition based on our trademarks, we may not be able to compete effectively.

ILUVIEN® is Alimera’s trademark. Retisert® and Vitrasert® are Bausch & Lomb’s trademarks.

RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES

The development and commercialization of our lead product candidate, EYP-1901, is dependent on intellectual property we license from Equinox Science. If we breach our agreement with Equinox or the agreement is terminated, we could lose license rights that are material to our business.

Pursuant to our license agreement with Equinox, we acquired exclusive rights to patents, patent applications and know-how owned or controlled by Equinox relating to the compound vorolanib, a tyrosine kinase inhibitor, for the treatment of wet AMD, diabetic retinopathy, and retinal vein occlusion.  Our lead product candidate, EYP-1901, utilizes vorolanib in combination with our proprietary Durasert sustained release technology.  Our license agreement with Equinox imposes various development, regulatory, commercial, financial and other obligations on us.  If we fail to comply with our obligations under the agreement with Equinox, or otherwise materially breach the agreement with Equinox, and fail to remedy such failure or cure such breach within 90 days, Equinox will have the right to terminate the agreement.  If our agreement with Equinox is terminated by Equinox for our uncured material breach, we would lose our license and all rights to the use of vorolanib for EYP-1901.  The loss of the license from Equinox would prevent us from developing and commercializing EYP-1901 and could subject us to claims of breach of contract and patent infringement from Equinox if any continued research, development, manufacture or commercialization of EYP-1901 is covered by the affected patents.  Accordingly, the loss of our license from Equinox would materially harm our business.

If we are unable to maintain our agreement with ImprimisRx  to co-promote DEXYCU, we may be unable to generate significant revenue from this product.

When we launched YUTIQ and DEXYCU in 2019, we contracted with an outsourced CSO to commercialize the products. We terminated our relationship with the CSO and converted the CSO’s remaining YUTIQ KAMs to full-time employees as of January 2020, and we converted the CSO’s remaining DEXYCU KAMs to full-time employees as of October 2020.  In August 2020, to complement and augment the efforts of our internal sales team for DEXYCU, we signed a Commercial Alliance Agreement with ImprimisRx for the sale of DEXYCU to its customers.  To a significant degree, we are relying on our strategic collaboration with ImprimisRx to grow our sales of DEXYCU.  As a result of our agreement with ImprimisRx, ImprimisRx now executes a large part of the sales efforts for DEXYCU and those efforts may be affected by ImprimisRx’s organization, operations, activities and events both related and unrelated to DEXYCU. Our co-promotion efforts with ImprimisRx have encountered and continue to encounter a number of difficulties, uncertainties and challenges, including curtailments in the performance of cataract surgeries due to the Pandemic, which have impacted DEXYCU sales growth. Any failure to fully optimize this co-promotion arrangement with ImprimisRx, by either partner, could also cause DEXYCU sales and our financial results to be disappointing and hurt the price of our common stock. Any disputes with ImprimisRx over these or other issues could harm the promotion and sales of DEXYCU and could result in substantial costs to us.

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

The Pandemic may also have an adverse impact on our CMOs or suppliers as a result of employees or other key personnel becoming infected, preventive and precautionary measures that governments or such third parties are taking, such as social distancing, quarantines, and other restrictions, and shortages of supplies necessary for the manufacture of DEXYCU. Any of these circumstances could adversely impact the ability of third parties on which we rely to manufacture and distribute adequate volumes of DEXYCU.

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

We currently conduct our manufacturing operations related to YUTIQ in our facility located in Watertown, MA. If regulatory, manufacturing or other problems, including Pandemic-related impacts on our employees, require us to suspend or discontinue production at our Watertown, MA facility, we will not be able to have or maintain adequate commercial supply of YUTIQ, which would adversely impact our business. If the facility or the equipment in it is significantly damaged or destroyed by fire, flood, power loss or similar events, we may not be able to quickly or inexpensively replace our facility. In the event of a temporary or protracted loss of either facility or equipment, we might not be able to transfer manufacturing to a third party. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with necessary regulatory requirements.

The Pandemic may also have an adverse impact on our manufacturing activities for YUTIQ as a result of employees or other key personnel becoming infected, preventive and precautionary measures that governments or such third parties are taking, such as social distancing, quarantines, and other restrictions, and shortages of supplies necessary for the manufacture of YUTIQ. Any of these circumstances could adversely impact our ability to manufacture and distribute adequate volumes of YUTIQ.

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

We are dependent on CROs, vendors and investigators for pre-clinical testing and clinical trials related to our product development programs, including for EYP-1901. These parties are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. If they do not timely fulfill their responsibilities or if their performance is inadequate, the development and commercialization of our product candidates could be delayed. The parties with which we contract for execution of clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Their failure to meet their obligations could adversely affect clinical development of our product candidates. In addition, if we or our CROs fail to comply with applicable current Good Clinical Practices (“GCP”), the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving any marketing applications. Upon inspection, the FDA may determine that our clinical trials did not comply with GCP.

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

Our employees, collaborators, service providers, independent contractors, principal investigators, consultants, co-promotion partners, vendors and CROs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, collaborators, independent contractors, principal investigators, consultants, co-promotion partners, vendors and CROs may engage in fraudulent or other illegal activity with respect to our business. Misconduct by these employees could include intentional, reckless and/or negligent conduct or unauthorized activity that violates:

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

The price of our common stock is highly volatile and may be affected by developments directly affecting our business, as well as by developments out of our control or not specific to us. The closing price of our common stock has ranged from $3.72 to $20.50 per share during the period from January 2, 2020 to March 5, 2021. The pharmaceutical and biotechnology industries, in particular, and the stock market generally, are vulnerable to abrupt changes in investor sentiment. Prices of securities and trading volumes of companies in the pharmaceutical and biotechnology industries, including ours, can swing dramatically in ways unrelated to, or that bear a disproportionate relationship to, our performance. The price of our common stock and their trading volumes may fluctuate based on a number of factors including, but not limited to:

•	clinical trials and their results, and other product and technological developments and innovations;
•	the timing, costs and progress of our commercialization efforts;
•	FDA and other domestic and international governmental regulatory actions, receipt and timing of approvals of our product candidates, and any denials and withdrawal of approvals;
•	competitive factors, including the commercialization of new products in our markets by our competitors;
•	advancements with respect to treatment of the diseases targeted by our products or product candidates;
•	developments relating to, and actions by, our collaborative partners, including execution, amendment and termination of agreements, achievement of milestones and receipt of payments;
•	the success of our collaborative partners in marketing any approved products and the amount and timing of payments to us;
•	availability and cost of capital and our financial and operating results;
•

actions with respect to pricing, reimbursement and coverage, and changes in reimbursement policies or other practices relating to our products or the pharmaceutical or biotechnology industries generally;

•	meeting, exceeding or failing to meet analysts’ or investors’ expectations, and changes in evaluations and recommendations by securities analysts;
•	the use of social media platforms by customers or investors;
•	the issuance of additional shares upon the exercise of currently outstanding options or warrants or upon the settlement of stock units;
•	future sales of substantial amounts of shares of our common stock in the market;
•	economic, industry and market conditions, changes or trends; and
•	other factors unrelated to us or the pharmaceutical and biotechnology industries.

In addition, low trading volume in our common stock may increase their price volatility. Holders of our common stock may not be able to liquidate their positions at the desired time or price. Finally, we will need to continue to meet the listing requirements of Nasdaq including the minimum stock price, for our stock to continue to be traded on Nasdaq.

EW Healthcare and Ocumension own a substantial amount of our common stock and can exert significant control over matters subject to stockholder approval, which would prevent new investors from influencing significant corporate decisions.

EW Healthcare and Ocumension, our largest stockholders, beneficially own 4,190,921 and 3,010,722 shares of our common stock, respectively, or 14.6% and 10.5% of our total outstanding common stock, respectively, as of March 5, 2021. EW Healthcare and Ocumension each have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. EW Healthcare and Ocumension have agreed that, for so long as such investor owns a number of shares equal to at least 75% of the shares of common stock it owns as of December 31, 2020, at any meeting of our stockholders, however called, or at any adjournment thereof, or in any other circumstances in which EW Healthcare or Ocumension, as applicable, are entitled to vote, consent or give any other approval, except as otherwise agreed to in writing in advance by us, EW Healthcare and Ocumension shall (a) appear at each such meeting or otherwise cause the shares of our common stock owned by such investor or their respective affiliates to be counted as present thereat for purposes of calculating a quorum; and (b) vote (or cause to be voted), in person or by proxy, all such shares of our common stock that are beneficially owned by such investor or as to which such investor has, directly or indirectly, the right to vote or direct the voting, (i) in favor of any proposals recommended by our board of directors for approval; and (ii) against any proposals that our board of directors recommends our stockholders vote against; provided, however, that the foregoing does not apply to meetings or proposals that are inconsistent with the investor’s rights and obligations under certain agreements between the applicable investor and us.

In addition, the concentration of voting power in EW Healthcare and Ocumension may: (i) delay, defer or prevent a change in control; (ii) entrench our management and Board; or (iii) delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire.

In addition, each of EW Healthcare and Ocumension currently have the right to nominate one or more individuals to our board of directors. While the directors appointed by EW Healthcare and Ocumension are obligated to act in accordance with their fiduciary duties under Delaware law, they may have equity or other interests in EW Healthcare or Ocumension and, accordingly, their personal interests may be aligned with EW Healthcare’s or Ocumension’s interests, which may not always coincide with our corporate interests or the interests of our other stockholders.  The directors are required to disclose any potential material conflicts of interest. The current EW Healthcare nominated directors are Dr. Göran Ando and Ron Eastman. The current Ocumension nominated director is Ye Liu.

Certain covenants related to our share purchase agreement with Ocumension may restrict our ability to obtain future financing and cause additional dilution for our stockholders.

On December 31, 2020 we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Ocumension Therapeutics, incorporated in the Cayman Islands with limited liability (“Ocumension”), pursuant to which we offered and sold to the Ocumension 3,010,722 shares of our common stock at a purchase price of $5.2163 per share, which was the five-day volume weighted average price of our common stock as of the close of trading on December 29, 2020 (the “Ocumension Transaction”). Pursuant to the Share Purchase Agreement, for so long as Ocumension owns a number of shares of our common stock equal to at least 75% of the shares of our common stock it acquired at the closing of the Ocumension Transaction, Ocumension is entitled to participate in subsequent issuances of our equity securities in order to maintain its ownership percentage, subject to certain exceptions for, among other things, the issuance of equity awards pursuant to equity incentive plans, inducement awards and/or employee stock purchase plans and the issuance of shares of our common stock pursuant to “at-the-market” equity offering programs. Any participation rights granted to Ocumension in the Share Purchase Agreement would be effected via a separate private placement. These participation rights could severely impact our ability to engage investment bankers to structure a financing transaction and raise additional financing on favorable terms. Furthermore, negotiating and obtaining a waiver to these participation rights may either not be possible or may be costly to us. If Ocumension exercises its participation rights, our existing stockholders would be further diluted to the extent of the number of shares Ocumension acquires to maintain its ownership percentage.

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

GENERAL RISK FACTORS

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

Implementation of our development and commercialization of product strategies will require additional managerial, operational, sales, marketing, financial and other resources. Our current management, personnel and systems may not be adequate to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, employee turnover and reduced productivity. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. Future growth would impose significant added responsibilities on members of management, including:

•	overseeing our clinical trials for EYP-1901 effectively;
•	managing the commercialization of YUTIQ and DEXYCU;
•

identifying, recruiting, maintaining, motivating and integrating additional employees, including any research and development personnel engaged in our clinical trials for EYP-1901, as well as sales and marketing personnel engaged in connection with the commercialization of YUTIQ and DEXYCU;

•	engaging and managing our relationship with any co-promotion partners or contract sales organizations; and
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

We may be subject to laws and regulations that address privacy and data security in the U.S. and in states in which we conduct our business. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. In the U.S., numerous federal and state laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information, including state data breach notification laws, state health information privacy laws, state genetic privacy laws, and federal and state consumer protection and privacy laws (including, for example, Section 5 of the FTC Act and the CCPA). Compliance with these laws is difficult, constantly evolving, and time consuming. In addition, state laws govern the privacy and security of health, research and genetic information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws and regulations could result in government enforcement actions and create liability for us, which could include civil and/or criminal penalties, as well as private litigation and/or adverse publicity that could negatively affect our operating results and business.

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

In addition, the CCPA became effective on January 1, 2020 and establishes certain requirements for data use and sharing transparency, and provides California residents certain rights concerning the use, disclosure, and retention of their personal data. The CCPA and its implementing regulations have already been amended multiple times since their enactment.  Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations or limitations in areas affecting our business. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business.  The obligations to comply with the CCPA and evolving legislation may require us, among other things, to update our notices and develop new processes internally and with our partners.

If we, our agents, or our third party partners fail to comply or are alleged to have failed to comply with these or other applicable data protection and privacy laws and regulations, or if we were to experience a data breach involving personal information, we could be subject to government enforcement actions or private lawsuits.  Any associated claims, inquiries, or investigations or other government actions could lead to unfavorable outcomes that have a material impact on our business including through significant penalties or fines, monetary judgments or settlements including criminal and civil liability for us and our officers and directors, increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, or other remedies that harm our business, including orders that we modify or cease existing business practices.

Outside the U.S., the legislative and regulatory landscape for privacy and data security continues to evolve.  There has been increased attention to privacy and data security issues that could potentially affect our business, including the EU General Data Protection Regulation (“GDPR”), which imposes strict obligations on the processing of personal data, including relating to the transfer of personal data from the European Economic Area to third countries such as the US. If we act in violation of the GDPR we may face significant penalties of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain violations, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious violations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the trading symbol “EYPT”. As of March 5, 2021, we had approximately 80 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Equity Compensation Plan Information

Information required by Item 5 of Form 10-K regarding our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K

Recent Sales of Unregistered Securities

Other than as previously disclosed on our Current Reports on Form 8-K or Quarterly Reports on Form 10-Q filed with the SEC, we did not issue any unregistered equity securities during the twelve months ended December 31, 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Because we are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, with respect to this Annual Report on Form 10-K, we are not required to provide the information under this Item.

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

The following Management’s Discussion and Analysis (“MD&A”) provides a narrative of our results of operations for the year ended December 31, 2020 and the comparable period ended December 31, 2019, respectively, and our financial position as of December 31, 2020 and 2019, respectively. The MD&A should be read together with our consolidated financial statements and related notes included on pages F-1 through F-34 of this Annual Report on Form 10-K.

Overview

We are a pharmaceutical company committed to developing and commercializing innovative therapeutics to help improve the lives of patients with serious eye disorders. Our pipeline leverages our proprietary Durasert® technology for extended intraocular drug delivery including EYP-1901, a potential twice-yearly sustained delivery intravitreal anti-VEGF treatment initially targeting wet age-related macular degeneration (“wet AMD”), the leading cause of vision loss among people 50 years of age and older in the United States. Our product candidate pipeline also includes YUTIQ50, a potential twice-yearly treatment for non-infectious uveitis affecting the posterior segment of the eye, one of the leading causes of blindness. We also have two commercial products: YUTIQ®, a once every three-year treatment for chronic non-infectious uveitis affecting the posterior segment of the eye, and DEXYCU®, a single dose treatment for postoperative inflammation following ocular surgery.

Fiscal 2020 Overview and COVID-19 Impact

The fiscal year ended December 31, 2020 was highlighted by the following events:

•

Underlying customer demand and Distributor purchases by specialty distributors and specialty pharmacies (collectively, the “Distributors”) of both YUTIQ and DEXYCU was negatively impacted beginning in the first and especially the second quarter of 2020 due to shutdowns associated with the Pandemic in the U.S. Although a modest return of customer demand began in June 2020 and produced sequential product sales growth into the third and fourth quarters, we expect these reduced demand levels to continue through the duration of the Pandemic until various restrictions on elective surgeries and office visits are fully removed. During the Pandemic, our sales organization continued to call on such offices, though at a reduced frequency. There have been no disruptions to the supply chains for YUTIQ and DEXYCU during the Pandemic and we continue to produce finished product for commercial sale.

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

•

In February 2020, we completed an underwritten public offering of 1,500,000 shares of our common stock at a public offering price of $14.50 per share. The gross proceeds of the offering were $21,750,000, before deducting the underwriting discounts and commissions and other transaction expenses. This offering closed on February 25, 2020.

•

In April 2020, we announced a reorganization of our commercial operations and the cancellation or deferral of planned spending to conserve cash due to the impact of the Pandemic, particularly the postponement of nearly all elective surgeries including cataract surgery. This reorganization was primarily focused on a reduction in the external contract sales organization for DEXYCU.  We allocated our remaining DEXYCU commercial resources to high-volume ASCs in key U.S. regions. The reorganization was expected to result in annual savings of approximately $7 million and one-time savings of approximately $10 million from other planned expenditure cancellations and deferrals.

•

In April 2020, we received a $2.0 million Paycheck Protection Program (PPP) loan through the Small Business Administration’s Paycheck Protection Program (PPP) under the Coronavirus Aid, Relief and Economic Security Act of

2020 (the CARES Act). The PPP loan enabled us to retain key commercial infrastructure and employees and avoid furloughs as product demand and revenues remained significantly reduced due to ASC and physician office closures necessitated by the Pandemic. We used the proceeds of the PPP loan to cover payroll costs, rent and utilities in accordance with the CARES Act and anticipate the loan will be fully forgiven.

•

In August 2020, we announced the signing of a commercial alliance for the joint promotion of DEXYCU with ImprimisRx (Harrow Health). Through this agreement, we are able to access the established and complementary ImprimisRx commercial operations in cataract surgery to include DEXYCU as a prioritized product in its existing portfolio of product offerings.

•

In August 2020, we received $9.5 million from Ocumension Therapeutics under the Memorandum of Understanding (“2020 MOU”).  This expanded agreement grants Ocumension the rights to commercialize both YUTIQ and DEXYCU under their own brand names in South Korea and other jurisdictions across Southeast Asia and acts as the full and final prepayment of all remaining development, regulatory, and commercial sale milestone payments under the original license agreements. We remain entitled to receive royalties on future sales of these products by Ocumension.

•

In October 2020, we announced an amendment to our existing debt facility with CRG Servicing LLC (CRG). Under the terms of the amendment, CRG waived the covenant associated with our net product revenue of YUTIQ and DEXYCU for the twelve-month period ending on December 31, 2020. The parties also agreed to a reduction of the December 31, 2021 net product revenue covenant to $45 million from $80 million based on the promising recovery and return in customer demand for both products at that time following COVID-19-related closures.  There were no additional costs incurred by us for the waiver.

•	In December 2020, we announced a 1-for-10 reverse stock split which enabled us to regain compliance with the $1.00 minimum closing bid price required for continued listing on the Nasdaq Global Market.
•

In December 2020, we announced a $16.5 million monetization of our ILUVIEN Royalty (Alimera) with SWK Holdings Corporation.  $15 million of the net proceeds was applied against existing debt obligations with CRG Servicing LLC.

•	In December 2020, we announced a $15.7 million equity investment by Ocumension Therapeutics, our partner in Asia.

Recent Developments

Recent developments and ongoing activities regarding the commercialization of YUTIQ include:

•	Customer demand in Q4, represented as units purchased by physicians from our distributors, was up 10% over Q3, driven by underlying growth.

Recent developments and ongoing activities regarding the commercialization of DEXYCU include:

•	Customer demand in Q4, represented as units purchased by ambulatory surgical centers, was up 30% over Q3, driven by increases in cataract surgeries and some re-opening of ASC’s.
•	DEXYCU co-promotion partner, ImprimisRx®, began driving volume through its experienced cataract surgery field force, materially adding to Q4 customer demand.

•

In February 2021, we sold 10,465,000 shares of Common Stock in an underwritten public offering at a price of $11.00 per share, including the exercise in full by the underwriters of their option to purchase up to 1,365,000 additional shares of our common stock. The gross proceeds of the offering are approximately $115.1 million. Underwriter discounts and commissions and other share issue costs totaled approximately $7.1 million.

R&D Highlights

•

In February 2020, we signed an exclusive license agreement with Equinox Science, LLC, to develop vorolanib, a tyrosine kinase inhibitor, for the treatment of wet age-related macular degeneration, retinal vein occlusion and diabetic retinopathy. Vorolanib is being developed as EYP-1901 utilizing a bioerodible formulation of our Durasert technology.

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

•

In July 2020, we announced the appointment of Dr. Jay Duker as our Chief Strategic Scientific Officer.  Dr. Duker brings more than thirty years of ophthalmology experience with roles held in the clinical, research, business, and academic settings. Dr. Duker is also the Director of the New England Eye Center. He is also Professor and Chair of Ophthalmology at Tufts Medical Center and Tufts University School of Medicine, as well as the Chairman of the Board of Sesen Bio, Inc., a publicly traded clinical stage biopharmaceutical company.

•

In December 2020, we reported positive results from our GLP Toxicology Study of EYP-1901, a potential twice-yearly sustained-delivery intravitreal anti-VEGF treatment targeting wet age-related macular degeneration, or wet AMD.

•	In December 2020, we filed an IND application with the FDA for a Phase 1 trial for EYP-1901, and subsequently dosed the first patient in the Phase 1 clinical trial in January 2021.

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

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”), we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determines those that are performance obligations and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

Product sales, net — We sell YUTIQ and DEXYCU to a limited number of specialty distributors and specialty pharmacies (collectively the “Distributors”) in the U.S., with whom we have entered into formal agreements, for delivery to physician practices for YUTIQ and to hospital outpatient departments and ambulatory surgical centers for DEXYCU. We recognize revenue on sales of our products when Distributors obtain control of the products, which occurs at a point in time, typically upon delivery. In addition to agreements with Distributors, we also enter into arrangements with healthcare providers, ambulatory surgical centers, and payors that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to their purchase of our products from Distributors.

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

Distribution fees — We compensate our Distributors for services explicitly stated in our contracts and they are recorded as a reduction of revenue in the period the related product sale is recognized.

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

Payor rebates — We contract with certain private payor organizations, primarily insurance companies, for the payment of rebates with respect to utilization of our products. We estimate these rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, we do not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less. None of our contracts contained a significant financing component as of December 31, 2020.

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

Sale of Future Royalties — We have sold our rights to receive certain royalties on product sales. In the circumstance where we have sold our rights to future royalties under a royalty purchase agreement and also maintains limited continuing involvement in the arrangement (but not significant continuing involvement in the generation of the cash flows that are due to the purchaser), we defer recognition of the proceeds we receive for the sale of royalty streams and recognizes such unearned revenue as revenue under the units-of-revenue method over the life of the underlying license agreement. Under the units-of-revenue method, amortization for a reporting period is calculated by computing a ratio of the proceeds received from the purchaser to the total payments expected to be made to the purchaser over the term of the agreement, and then applying that ratio to the period’s cash payment.

Estimating the total payments expected to be received by the purchaser over the term of such arrangements requires management to use subjective estimates and assumptions. Changes to our estimate of the payments expected to be made to the purchaser over the term of such arrangements could have a material effect on the amount of revenues recognized in any particular period.

Research Collaborations — We recognize revenue over the term of the statements of work under any funded research collaborations. Revenue recognition for consideration, if any, related to a license option right is assessed based on the terms of any such future license agreement or is otherwise recognized at the completion of the research collaborations. Please refer to Note 3 for further details on the license and collaboration agreements into which we have entered and corresponding amounts of revenue recognized during the current and prior year periods.

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized within one year following the balance sheet date are classified as non-current deferred revenue.

Please refer to Note 4 for further details on the license and collaboration agreements into which we have entered and corresponding amounts of revenue recognized for the year ended December 31, 2020 and 2019.

Recognition of Expense in Outsourced Clinical Trial Agreements

We recognize research and development expense with respect to outsourced agreements for clinical trials with contract research organizations (“CROs”) as the services are provided, based on our assessment of the services performed. We make our assessments of the services performed based on various factors, including evaluation by the third-party CROs and our own internal review of the work performed during the period, measurements of progress by us or by the third-party CROs, data analysis with respect to work completed and our management’s judgment. We had agreements with two CROs to conduct the Phase 3 clinical trial program for YUTIQ, which we completed in the first half of 2020. As of December 31, 2020, there were no material obligations remaining under those agreements. In August 2020, we entered into an agreement with a CRO to conduct a Phase 1 study for EYP-1901, which we started in the first quarter of 2021.

During 2020 and 2019, we recognized approximately $91,000 and $1.2 million, respectively, of research and development expense attributable to our YUTIQ Phase 3 clinical trial program. Changes in our estimates or differences between the actual level of services performed and our estimates may result in changes to our research and development expenses in future periods.

Results of Operations

Years Ended December 31, 2020 and 2019

	Year Ended December 31,		Change
	2020	2019	Amounts	%

	(In thousands except percentages)
Revenues:
Product sales, net	$20,831	$16,824	$4,007	24%
License and collaboration agreements (including licensing fees from a related party of $11,500 and $1,000 for the years ended December 31, 2020 and 2019, respectively)	11,942	1,361	10,581	777%
Royalty income	1,664	2,180	(516)	(24)%
Total revenues	34,437	20,365	14,072	69%
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	5,824	2,687	3,137	117%
Research and development	17,424	15,368	2,056	13%
Sales and marketing	25,293	29,772	(4,479)	(15)%
General and administrative	20,726	17,939	2,787	16%
Amortization of acquired intangible assets	2,460	2,460	—	N/A
Total operating expenses	71,727	68,226	3,501	5%
Loss from operations	(37,290)	(47,861)	10,571	(22)%
Other income (expense)
Interest income and other, net	58	1,054	(996)	(94)%
Interest expense	(7,257)	(6,176)	(1,081)	(18)%
Loss on extinguishment of debt	(905)	(3,810)	2,905	76%
Other expense, net	(8,104)	(8,932)	828	9%
Net loss	$(45,394)	$(56,793)	$11,399	20%

Product Sales, net

Product sales, net represents the gross sales of YUTIQ and DEXYCU less provisions for product sales allowances. Product sales, net increased by $4.0 million to $20.8 million for 2020 compared to $16.8 million in the prior year.  We commenced U.S. commercial sales of YUTIQ in February 2019 and DEXYCU in March 2019.  Product sales during 2020 were negatively impacted due to shutdowns associated with the Pandemic in the U.S.  Although we did see a modest return of customer demand for both products in the third and fourth quarters, we expect demand to continue at decreased levels through the duration of the Pandemic until restrictions on elective surgeries and office visits are removed. Please see the Recent Development section for more information on the impact of the Pandemic on, among other things, our product sales.

License and collaboration agreement

License and collaboration agreement revenues increased by $10.6 million to $11.9 million in 2020 compared to $1.4 million in 2019. This increase was attributable primarily to the recognition of $9.5 million under our Ocumension 2020 MOU entered into August 2020 (see Note 3) as well as approximately $2.0 million from Ocumension upon signing a license agreement for DEXYCU in China, compared with $1.0 million recognized in 2019.

Royalty Income

Royalty income decreased by $516,000 to $1.7 million in 2020. The decrease was attributable to the impact of the royalty monetization agreement with SWK Holdings that grants to SWK all future royalty payments under the Amended Alimera Agreement beginning with Q4 2020 for a one-time payment of $16.5 million.  Due to the accounting treatment for this agreement (see Revenue Recognition section), we did not record any accrued royalty revenue under the Amended Alimera Agreement in Q4-2020 and we will recognize a non-cash portion of deferred revenue as Alimera pays royalties to SWK beginning in Q1 2021 (see Note 3). Accordingly, revenue recognized for Alimera Royalty Income is expected to be lower in future periods based on this methodology.

Separately, the quarter ended March 31, 2019 was the last period we recognized the Retisert royalty as the licensee, Bausch and Lomb informed us in early 2019 that they consider this agreement to have ended due to the expiration of certain patents.

Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Cost of sales, excluding amortization of acquired intangible assets, increased by $3.1 million to $5.84 million for fiscal 2020 from $2.7 million in the prior year. This increase was primarily attributable to (i) approximately $1.3 million of royalty expense associated with the $9.5 million received from Ocumension under the 2020 MOU as well as $2 million received from the Ocumension DEXYCU signing payment received, (ii) $897,000 from a one-time write-down of out of specification DEXYCU production batches from our third-party manufacturer and (iii) increased costs associated with higher product sales, primarily product cost and distribution fees.

Research and Development

Research and development expenses increased by $2.1 million to $17.4 million for 2020 from $15.4 million in the prior year. This increase was attributable primarily to (i) approximately $1.4 million of expense for EYP-1901 related studies, (ii) a $1.0 million payment for the licensing of Vorolanib (EYP-1901), (iii) approximately $650,000 in lab and non-clinical expenses primarily for support of the EYP-1901 initiatives and (iv) approximately $422,000 of expense for DEXYCU related studies, partially offset by approximate comparative decreases of (i) $1.1 million in YUTIQ Phase 3 expense as the trial ended in Q2 2020 and (ii) $385,000 in stability and other testing.

Sales and Marketing

Sales and marketing expenses decreased by approximately $4.5 million to $25.3 million for fiscal 2020 from $29.8 million in the prior year.  This decrease was primarily attributable to (i) approximately $4.0 million of net contract sales organization (CSO) expenses due to the reduction in DEXYCU KAMs as per our previously announced restructuring plan, including severance and (ii) $1.6 million in marketing and related expenses in conjunction with our restructuring plan, partially offset by (i) an approximate $900,000 increase in personnel (other than KAMs converted to employees) and related expenses, primarily from the full year to date impact of prior year additions.

General and Administrative

General and administrative expenses increased by $2.8 million to $20.7 million for 2020 from $17.9 million in the prior year. This increase was attributable primarily to (i) $1.0 million in legal and other professional fees, (ii) $666,000 in insurance expense, due primarily to D&O policy costs, (iii) $597,000 in consulting expenses and (iv) $432,000 in personnel and related expenses.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets totaled $2.5 million for both 2020 and 2019.  This amount was attributable to the DEXYCU product intangible asset that resulted from the Icon Acquisition (see Note 5).

Interest (Expense) Income

Interest expense totaled $7.3 million for 2020, which included $745,000 of amortization of debt discount and $977,000 of non-cash payment-in-kind interest expense all related to the CRG Debt. Interest expense in 2019 was $6.2 million which included $596,000 of amortization of debt discount and $1.1 million of non-cash payment-in-kind interest expense. During the prior year period, we extinguished the SWK Loan and established a new term loan facility with CRG (see Note 9).

Interest income from amounts invested in an institutional money market fund decreased to $58,000 for fiscal 2020 compared to $1.1 million, due primarily to reduced interest-bearing assets and lower money market interest rates versus 2019.

Loss on Extinguishment of Debt

In Q4 2020, we paid down $13.7 million to partially reduce principal on the CRG term loan.  We recorded a $905,000 loss on partial extinguishment of debt associated with the write-off of the balance of unamortized debt discount related to this partial prepayment.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”): Measurement of Credit Losses on Financial Instruments, to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. We adopted ASU 2016-13 on January 1, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”): Simplifying the Accounting for Income Taxes. The amendments simplify the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. This standard will be effective for us in the first quarter of our fiscal year ending December 31, 2021. We are currently evaluating the impact the adoption of this update will have on our consolidated financial statements, but do not believe the adoption of the new standard will have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

We have had a history of operating losses and an absence of significant recurring cash inflows from revenue, and at December 31, 2020 we had a total accumulated deficit of $510.7 million. Our operations have been financed primarily from sales of our equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from collaboration partners. In the first quarter of 2019, we commenced the U.S. launch of our first two commercial products, YUTIQ and DEXYCU. However, we have not received sufficient revenues from our product sales to fund operations and we do not expect revenues from our product sales to generate sufficient funding to sustain our operations in the near-term.

Financing Activities

Our operations for fiscal 2020 were financed primarily from $22.2 million of cash and cash equivalents at December 31, 2019, approximately $20.0 million of gross proceeds from the February 2020 underwritten stock offering and approximately $14.2 million from sales under our at-the-market facility.  In addition, on April 8, 2020, we submitted an application through Silicon Valley Bank for the Paycheck Protection Program Loan (the “PPP Loan”) pursuant to the Coronavirus Aid, Relief and Economic Security Act administered by the U.S. Small Business Administration (the “SBA”). On April 22, 2020, we received PPP Loan proceeds of $2.0 million.  We also received $15.7 million in December 2020 from an equity investment by Ocumension. In addition to our cash and cash equivalents of $44.9 million at December 31, 2020, we received incremental financing cash flows of approximately $108 million net proceeds from our February 2021 stock offering.

The CRG Loan is due and payable on December 31, 2023 (the “Maturity Date”). The CRG Loan bears interest at a per annum rate (subject to increase during an event of default) equal to 12.5%, of which 2.5% may be paid in-kind at our election, so long as no default or event of default under the CRG Loan Agreement has occurred and is continuing. We are required to make interest only payments on a quarterly basis until the Maturity Date. We will also be required to pay an exit fee equal to 6% of the aggregate principal amounts advanced (including any paid-in-kind amounts) under the CRG Loan Agreement. to certain exceptions, we are required to make mandatory prepayments of the CRG Loan with the proceeds of assets sales and in the event of a change of control of our Company. In addition, we may make a voluntary prepayment of the CRG Loan, in whole or in part, at any time. All mandatory and voluntary prepayments of the CRG Loan are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs after December 31, 2019 and on or prior to December 31, 2020, 5% of the aggregate outstanding principal amount of the CRG Loan being prepaid and (ii) if prepayment occurs after December 31, 2020 and on or prior to December 31, 2021, an amount equal to 3% of the aggregate outstanding principal amount of the CRG Loan being prepaid. No prepayment premium is due on any principal prepaid after December 31, 2021.

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

On October 8, 2020, we entered into a Waiver to the CRG Loan Agreement (the “Waiver”) pursuant to which CRG waived the financial covenant associated with our revenue derived from sales of YUTIQ and DEXYCU for the twelve-month period ended December 31, 2020 and reduced the revenue covenant for the twelve-month period ending December 31, 2021 from $80 million to $45 million. On November 19, 2019, we entered into a Waiver to the CRG Loan Agreement (the “Waiver”) pursuant to which CRG waived the financial covenant associated with our revenue derived from sales of YUTIQ and DEXYCU for the twelve-month period ended December 31, 2019. If we do not maintain compliance with all of the continuing covenants and other terms and conditions of the CRG Loan or secure a waiver for any non-compliance, then the Lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding, plus penalties and interest, including an exit fee and any prepayment fees, and foreclose on the collateral granted to them to secure such indebtedness. Such repayment would have a material adverse effect on our business and financial condition.

On December 17, 2020, we paid $15.0 million against the CRG Loan obligations in connection with the consummation of the RPA agreement (see Note 3). In addition to repayment of the $13.8 million principal portion of the CRG Loan, we paid (i) the $828,000 Exit Fee, and (ii) accrued and unpaid interest of $378,000 through that date. CRG waived the financial covenant in the CRG Loan associated with the payment of prepayment premiums if prepayment occurred after December 31, 2019 and on or prior to December 31, 2020. As of December 31, 2020, our outstanding balance, including principal and the exit fee, under the CRG Loan was approximately $40.5 million, and consisted of approximately $38.3 million of carrying value (see Note 14), and $2.2 million of the remaining balance of unamortized debt discount related to the CRG Loan.

Future Funding Requirements

At December 31, 2020, we had cash and cash equivalents of $44.9 million.  We expect that our cash and cash equivalents combined with the $108 million of net proceeds from the February 2021 stock offering and anticipated net cash inflows from product sales will fund our operating plan through the second quarter of 2022, under current expectations regarding (i) the timing and outcomes of our Phase 1 clinical trial for EYP-1901 for the treatment of wet AMD, and (ii) initiation of our Phase 2 clinical trials for EYP-1901 for the treatment of wet AMD. Due to the difficulty and uncertainty associated with the design and implementation of clinical trials, we will continue to assess our cash and cash equivalents and future funding requirements.  However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations.

Actual cash requirements could differ from management’s projections due to many factors, including cash generation from sales of YUTIQ and DEXYCU, additional investments in research and development programs, clinical trial expenses for EYP-1901, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities. In addition, the Pandemic has had, and will likely continue to have, a material and adverse impact on our business, including as a result of preventive and precautionary measures that we, other businesses, and governments are taking. Due to these impacts and measures, we have experienced and will likely continue to experience significant and unpredictable reductions in the demand for our commercial products as customers have shut down their facilities and non-essential surgical procedures have been postponed in an effort to promote social distancing and to redirect medical resources and priorities towards the treatment of COVID-19.

The amount of additional capital we will require will be influenced by many factors, including, but not limited to:

•

the potential for EYP-1901, as a twice-yearly sustained delivery intravitreal anti-VEGF treatment targeting wet age-related macular degeneration (“wet AMD”), with potential in diabetic retinopathy (“DR”) and retinal vein occlusion (“RVO”);

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

•	the cost of commercialization activities for YUTIQ and DEXYCU, including product manufacturing, marketing, sales and distribution;
•	whether and to what extent we internally fund, whether and when we initiate, and how we conduct other product development programs;
•	payments we receive under any new collaboration agreements;
•	whether and when we are able to enter into strategic arrangements for our products or product candidates and the nature of those arrangements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims;
•	changes in our operating plan, resulting in increases or decreases in our need for capital;
•	the duration, scope and outcome of the SEC investigation and its impact on our financial condition, results of operations or cash flows
•	the forgiveness of the $2.0M PPP Loan by the U.S. Small Business Administration
•	our views on the availability, timing and desirability of raising capital; and
•	the extent to which our business could be adversely impacted by the effects of the Pandemic or by other pandemics, epidemics or outbreaks.

We do not know if additional capital will be available when needed or on terms favorable to us or our stockholders. Collaboration, licensing or other agreements may not be available on favorable terms, or at all. We do not know the extent to which we will receive funds from the commercialization of YUTIQ or DEXYCU. If we seek to sell our equity securities, we do not know whether and to what extent we will be able to do so, or on what terms. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and dilute our existing stockholders’ equity, and funding through collaboration, licensing or other commercial agreements may be on unfavorable terms, including requiring us to relinquish rights to certain of our technologies or products. If adequate financing is not available if and when needed, we may delay, reduce the scope of, or eliminate research or development programs, independent commercialization of YUTIQ and DEXYCU, or other new products, if any, postpone or cancel the pursuit of product candidates, or otherwise significantly curtail our operations to reduce our cash requirements and extend our capital.

Our consolidated statements of historical cash flows are summarized as follows (in thousands):

	Year ended December 31,
	2020	2019

Net loss:	$(45,394)	$(56,793)
Changes in operating assets and liabilities	20,136	(12,536)
Other adjustments to reconcile net loss to cash flows from operating activities	10,823	12,630
Cash flows used in operating activities	$(14,435)	$(56,699)
Cash flows (used in) provided by investing activities	$(362)	$(213)
Cash flows provided by financing activities	$37,492	$33,864

Operating cash outflows for the year ended December 31, 2020 totaled $14.4 million, primarily due to our net loss of $45.4 million, reduced by $10.8 million of non-cash expenses, which included $5.5 million of stock-based compensation and $2.5 million of amortization of the DEXYCU finite-lived intangible asset. Further adjustments of cash in operating activities resulted from an increase of $16.5 million in deferred revenue primarily related to the SWK Royalty Payment Agreement and a $1.9 million decrease in accounts receivable from product sales.

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

Cash flows used in investing activities for the years ended December 31, 2020 and 2019 consisted of purchases of property and equipment totaling $362,000 and $213,000, respectively.

Net cash provided by financing activities for fiscal 2020 totaled $37.50 million and consisted of the following:

(i)	$20.0 million of net proceeds from the issuance of 1,500,000 shares of our Common Stock; and
(ii)	$2.0 million of net proceeds from the PPP Loan; and
(iii)	$294,000 of proceeds from stock issued our employee stock purchase plan;
(iv)	$14.2 million of net proceeds from the issuance of 2,590,093 shares of our Common Stock sold utilizing our ATM; and
(v)	$15.7 million of net proceeds from the issuance of 3,010,722 shares of our Common Stock to Ocumension Therapeutics; partially offset by
(vi)	$14.6 million partial repayment of the CRG Term Loan, which included $13.7M of principal and $828,000 in Exit Fee.

Net cash provided by financing activities for fiscal 2019 totaled $33.9 million and consisted of the following:

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

(iv)	$398,000 of proceeds from the exercise of stock options; and
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item may be found on pages F-1 through F-34 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, our management concluded that, as of such date, our internal control over financial reporting was effective based on those criteria.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the last quarter of the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Due to the continued Pandemic, certain employees of the Company continued working remotely through the year ended December 31, 2020. As a result of the continued remote working environment the Company has not identified any material changes in the Company’s internal control over financial reporting. The Company is continually monitoring and assessing the Pandemic situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2021 annual meeting of stockholders, pursuant to Regulation 14A of the Exchange Act of 1934, also referred to in this Annual Report on Form 10-K as our 2021 Proxy Statement, which we expect to file with the SEC no later than April 30, 2021.

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

Other Information

The other information required to be disclosed in Item 10 is hereby incorporated by reference to our 2021 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be disclosed in Item 11 is hereby incorporated by reference to our 2021 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed in Item 12 is hereby incorporated by reference to our 2021 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed in Item 13 is hereby incorporated by reference to our 2021 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be disclosed in Item 14 is hereby incorporated by reference to our 2021 Proxy Statement.

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

(a)(3) Exhibits.

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

	Articles of Incorporation and By-Laws

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1

3.2	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	10-K	09/13/17	3.2

3.3	Certificate of Correction to Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	8-K	04/02/18	3.1

3.4	Certificate of Amendment of Certificate of Incorporation, as amended of EyePoint Pharmaceuticals, Inc.	8-K	06/27/18	3.1

3.5	By-Laws of EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	3.5

3.6	Amendment No. 1 to the By-Laws of EyePoint Pharmaceuticals, Inc.	8-K	11/06/18	3.1

3.7	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/23/20	3.1

3.8	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	12/08/20	3.1

	Instruments Defining the Rights of Security Holders

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1

4.2	Warrant to Purchase Common Stock of pSivida Corp., issued March 28, 2018, to SWK Funding, LLC	8-K	03/29/18	4.1

4.3	Registration Rights Agreement, dated as of March 28, 2018, by and among pSivida Corp. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P.	8-K	03/29/18	10.3

4.4	Second Registration Rights Agreement, dated as of June 25, 2018, by and among EyePoint Pharmaceuticals, Inc. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P. and each other person identified on the signature pages thereto	8-K	06/27/18	10.1

4.5(a)	Description of Securities of EyePoint Pharmaceuticals, Inc.

	Material Contracts - Management Contracts and Compensatory Plans

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.
10.1	Employment Agreement between pSivida Corp. and Nancy Lurker, dated September 15, 2016	10-Q	11/08/16	10.1

10.2	Nonstatutory Stock Option Inducement Award granted to Nancy Lurker, subject to shareholder approval, with effect from September 15, 2016	10-Q	11/08/16	10.3

10.3	Employment Agreement, between EyePoint Pharmaceuticals, Inc. and Dario Paggiarino, dated March 27, 2018	10-Q	05/10/18	10.7

10.4	Employment Agreement between EyePoint Pharmaceuticals, Inc. Scott Jones, dated May 30, 2019	10-Q	08/07/19	10.4

10.5	Employment Agreement, dated November 14, 2019, by and between EyePoint Pharmaceuticals, Inc. and George Elston	8-K	11/19/19	10.1

10.6+	Form of Stock Option Certificate for grants to executive officers under the pSivida Corp. 2008 Incentive Plan	8-K	09/10/08	10.1

10.7+	Form of Stock Option Certificate for grants to executive officers under the EyePoint Pharmaceuticals, Inc. 2016 Long Term Incentive Plan, as amended	10-Q	02/08/18	10.1

10.8+	Form of Deferred Stock Unit Award for grants to non-executive directors under the EyePoint Pharmaceuticals, Inc. 2016 Long Term Incentive Plan, as amended	10-Q	02/08/18	10.2

10.9+	Form of Stock Option Award Agreement for Inducement grants to executive officers	10-K	09/18/18	10.15

10.10	2008 Equity Incentive Plan, as amended on November 19, 2009	10-K	09/10/15	10.6

10.11	pSivida Corp. 2016 Long Term Incentive Plan, as amended	10-Q	02/09/17	4.1

10.12+	Form of Restricted Stock Unit Award for grants to executive officers under the pSivida Corp. 2016 Long Term Incentive Plan, as amended	10-K	09/13/17	10.18

10.13+	Form of Performance-Based Stock Unit Award for grants under the pSivida Corp. 2016 Long Term Incentive Plan, as amended	10-K	09/13/17	10.19

10.14	Stock Option Award Agreement, dated August 14, 2018, by and between EyePoint Pharmaceuticals, Inc. and John Weet	10-Q	11/09/18	10.5

10.15	Stock Option Award Agreement, dated November 26, 2018, by and between EyePoint Pharmaceuticals, Inc. and Ron Honig	10-K	03/18/19	10.25

10.16	EyePoint Pharmaceuticals, Inc. 2016 Long Term Incentive Plan	8-K	06/28/19	10.1

10.17	Amendment No. 1 to EyePoint Pharmaceuticals, Inc. 2016 Long Term Incentive Plan	8-K	06/28/19	10.2

10.18	EyePoint Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan	8-K	06/28/19	10.3

10.19(a)+	Form of Indemnification Agreement between EyePoint Pharmaceuticals, Inc. and its officers and directors

	Material Contracts – Leases

10.20	Lease Agreement between pSivida Corp. and Farley White Aetna Mills, LLC dated November 1, 2013	10-Q	11/13/13	10.1

10.21	First Amendment of Lease, dated February 6, 2014, between Farley White Aetna Mills and pSivida Corp.	10-K	09/18/18	10.24

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

10.22	Second Amendment of Lease, dated May 14, 2018, between Whetstone Riverworks Holdings, LLC and EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	10.25

	Material Contracts - License and Collaboration Agreements

10.23#	Second Amended and Restated Collaboration Agreement by and between pSivida US, Inc. and Alimera Sciences, Inc. dated July 10, 2017	10-K	09/13/17	10.23

10.24#	Exclusive License Agreement between EyePoint Pharmaceuticals, Inc. and Equinox Science, LLC.	10-K	03/16/20	10.32

	Material Contracts - Other Agreements

10.25	Securities Purchase Agreement, dated as of March 28, 2018, by and among pSivida Corp. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P.	8-K	03/29/18	10.1

10.26	Second Securities Purchase Agreement, dated as of March 28, 2018, by and among pSivida Corp. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P. and each other person identified on the signature pages thereto	8-K	03/29/18	10.2
10.27	Agreement and Plan of Merger, dated March 28, 2018, by and among pSivida Corp., Oculus Merger Sub, Inc., Icon Bioscience, Inc. and Shareholder Representative Services LLC	8-K	03/29/18	10.5

10.28	Term Loan Agreement, dated February 13, 2019, among EyePoint Pharmaceuticals, Inc., as Borrower, EyePoint Pharmaceuticals US, Inc. and Icon Bioscience, Inc., as Subsidiary Guarantors, and CRG Servicing LLC, as Administrative Agent and Collateral Agent	8-K	02/19/19	10.1

10.29	Fee Letter, dated February 13, 2019, by and between EyePoint Pharmaceuticals, Inc. and CRG Servicing LLC	8-K	02/19/19	10.2

10.30	Waiver To Term Loan Agreement, dated November 19, 2019, among EyePoint Pharmaceuticals, as Borrower, EyePoint Pharmaceuticals US, Inc. and Icon Bioscience, Inc., as subsidiary guarantors and CRG Servicing LLC, as Administrative Agent and Collateral Agent	8-K	11/22/19	10.1

10.31	Note dated April 21, 2020 between EyePoint Pharmaceuticals, Inc. and Silicon Valley Bank	8-K	04/28/20	99.1

10.32	Controlled Equity OfferingSM Sales Agreement, dated August 5, 2020, by and between EyePoint Pharmaceuticals, Inc. and Cantor Fitzgerald & Co.	8-K	08/05/20	1.1

10.33	Amendment No. 2 and Waiver To Term Loan Agreement, dated October 8, 2020, among EyePoint Pharmaceuticals, Inc. as Borrower, EyePoint Pharmaceuticals US, Inc. and Icon Bioscience, Inc., as subsidiary guarantors and CRG Servicing LLC, as Administrative Agent and Collateral Agent.	8-K	10/08/20	10.1

10.34#	Commercial Alliance agreement, dated as of August 1, 2020 between EyePoint Pharmaceuticals, Inc. and ImprimisRx, LLC.	10-Q	11/06/20	10.1

10.35#(a)	Amendment One to the Commercial Alliance Agreement dated November 12, 2020 between EyePoint Pharmaceuticals, Inc. and ImprimisRx, LLC

10.36#(a)	Royalty Purchase Agreement, dated December 17, 2020, by and between EyePoint Pharmaceuticals, Inc. and SWK Funding, LLC

10.37	Share Purchase Agreement, dated December 31, 2020, by and between EyePoint Pharmaceuticals, Inc. and Ocumension Therapeutics.	8-K	01/04/21	10.1

Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.
10.38	Voting and Investor Rights Agreement, dated December 31, 2020, by and among EyePoint Pharmaceuticals, Inc., Ocumension Therapeutics, and EW Healthcare Partners, L.P. and EW Healthcare Partners-A,L.P.	8-K	01/04/21	10.2

10.39	First Amendment to Share Purchase Agreement, dated February 1, 2021, by and between EyePoint Pharmaceuticals, Inc. and Ocumension Therapeutics	8-K	02/03/21	10.1

21.1(a)	Subsidiaries of EyePoint Pharmaceuticals, Inc.

23.1(a)	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP

31.1(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2(a)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1(b)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(b)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

#	Portions of this exhibit have been omitted in compliance with Item 601 of Regulation S-K.
+

The final versions of documents denoted as “form of” have been omitted pursuant to Rule 12b-31. Such final versions are substantially identical in all material respects to the filed versions of such documents, provided that the name of the investor, and the investor’s and/or the Company’s signatures are included in the final versions.

(a)	Filed herewith
(b)	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYEPOINT PHARMACEUTICALS, INC.

By:	/s/ Nancy Lurker
Nancy Lurker
President and Chief Executive Officer

Date: March 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/S/ GÖRAN ANDO	Chairman of the Board of Directors	March 12, 2021
Göran Ando

/S/ NANCY LURKER	President, Chief Executive Officer and Director	March 12, 2021
Nancy Lurker	(Principal Executive Officer)

/S/ GEORGE O. ELSTON	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2021
George O. Elston

/S/ WENDY DICICCO	Director	March 12, 2021
Wendy DiCicco

/S/ DOUGLAS GODSHALL	Director	March 12, 2021
Douglas Godshall

/S/ YE LIU	Director	March 12, 2021
Ye Liu

/S/ RONALD W. EASTMAN	Director	March 12, 2021
Ronald W. Eastman

/S/ JOHN LANDIS	Director	March 12, 2021
John Landis

/S/ DAVID R. GUYER	Director	March 12, 2021
David R. Guyer

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of EyePoint Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EyePoint Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 2020 and December 31, 2019, the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows, for the years ended December 31, 2020, and 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and 2019, and the results of its operations and its cash flows each of the two years ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Transaction Price and Variable Consideration – Provisions for Chargebacks — Refer to Note 2 and 3 to the financial statements.

Critical Audit Matter Description

Revenue is stated net of certain sales deductions, including provisions for chargebacks.  Provisions for chargebacks are deducted from gross revenues at the time revenues are recognized and are included in accrued rebates, returns and discounts in the Company’s Consolidated Balance Sheets.

The estimated provision for product chargebacks of the Company’s products requires significant judgment by management. Management’s model for estimating chargebacks is based on historical activity while also considering levels of inventory in the channel. We identified the estimated provision for chargebacks of the Company’s products as a critical audit matter because of the significant estimates and assumptions relating to the limited history of production of the Company’s products for which a provision for chargebacks was applied, coupled with the level of estimation uncertainty involved, required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Revenue Sales Deductions – Provisions for Chargebacks  included the following, among others:

•	We tested the mathematical accuracy of management’s calculation of the provisions for chargebacks.
•

We evaluated the Company’s methodology and significant assumptions made in developing the provision for chargebacks, including auditing the completeness and accuracy of the underlying data used by management in their estimates.

•

We evaluated the reasonableness of management’s provision for chargebacks by comparing the assumptions used in the projections to external market sources, information produced by the entity and inquiries with management.

•	We evaluated management’s ability to accurately forecast product chargeback activity by comparing product chargeback reserves in earlier periods during the year to actual chargebacks.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 12, 2021

We have served as the Company's auditor since 2008.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$44,909	$22,214
Accounts and other receivables, net (including due from a related party of $104 and $0 at December 31, 2020 and 2019, respectively)	9,453	11,368
Prepaid expenses and other current assets	3,419	5,997
Inventory	5,337	2,138
Total current assets	63,118	41,717
Property and equipment, net	630	357
Operating lease right-of-use assets	2,610	3,078
Intangible assets, net	25,209	27,669
Restricted cash	150	150
Total assets	$91,717	$72,971
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,811	$4,192
Accrued expenses	8,445	6,832
Deferred revenue	945	15
Other current liabilities	687	481
Total current liabilities	14,888	11,520
Long-term debt	37,977	47,223
Deferred revenue - noncurrent	15,616	—
Operating lease liabilities - noncurrent	2,330	2,898
Other long-term liabilities	2,365	3,000
Total liabilities	73,176	64,641
Contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 and 150,000,000 shares authorized at December 31, 2020 and 2019, respectively; 18,139,981 and 10,941,659 shares issued and outstanding at December 31, 2020 and 2019, respectively	18	11
Additional paid-in capital	528,362	472,765
Accumulated deficit	(510,680)	(465,286)
Accumulated other comprehensive income	841	840
Total stockholders’ equity	18,541	8,330
Total liabilities and stockholders’ equity	$91,717	$72,971

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands except per share data)

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Revenues:
Product sales, net	$20,831	$16,824
License and collaboration agreements (including licensing fees from a related party of $11,500 and $1,030 for the years ended December 31, 2020 and 2019, respectively)	11,942	1,361
Royalty income	1,664	2,180
Total revenues	34,437	20,365
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	5,824	2,687
Research and development	17,424	15,368
Sales and marketing	25,293	29,772
General and administrative	20,726	17,939
Amortization of acquired intangible assets	2,460	2,460
Total operating expenses	71,727	68,226
Loss from operations	(37,290)	(47,861)

Other income (expense):
Interest and other income, net	58	1,054
Interest expense	(7,257)	(6,176)
Loss on extinguishment of debt	(905)	(3,810)
Total other expense, net	(8,104)	(8,932)
Net loss	$(45,394)	$(56,793)
Net loss per share:
Basic and diluted	$(3.54)	$(5.44)
Weighted average common shares outstanding:
Basic and diluted	12,836	10,431
Net loss	$(45,394)	$(56,793)
Other comprehensive income (loss):
Foreign currency translation adjustments	1	1
Other comprehensive income (loss)	1	1
Comprehensive loss	$(45,393)	$(56,792)

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance at December 31, 2018	9,537,151	$10	$445,277	$(408,493)	$839	$37,633
Net loss	—	—	—	(56,793)	—	(56,793)
Other comprehensive income	—	—	—	—	1	1
Issuance of stock, net of issue costs	1,352,538	1	22,626	—	—	22,627
Exercise of stock options	22,342	—	414	—	—	414
Vesting of stock units	29,628	—	(120)	—	—	(120)
Stock-based compensation	—	—	4,568	—	—	4,568
Balance at December 31, 2019	10,941,659	$11	$472,765	$(465,286)	$840	$8,330
Net loss	—	—	—	(45,394)	—	(45,394)
Other comprehensive income	—	—	—	—	1	1
Issuance of stock, net of issue costs	7,100,815	7	49,846	—	—	49,853
Employee stock purchase plan	33,697	—	294	—	—	294
Vesting of stock units	63,810	—	(90)	—	—	(90)
Stock-based compensation	—	—	5,547	—	—	5,547
Balance at December 31, 2020	18,139,981	$18	$528,362	$(510,680)	$841	$18,541

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(45,394)	$(56,793)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization of intangible assets	2,460	2,460
Depreciation of property and equipment	189	144
Amortization of debt discount	745	596
Non-cash interest expense	977	1,052
Loss on extinguishment of debt	905	3,810
Stock-based compensation	5,547	4,568
Changes in operating assets and liabilities:
Accounts receivable and other current assets	4,846	(15,304)
Inventory	(3,200)	(1,859)
Accounts payable and accrued expenses	1,872	4,596
Right-of-use assets and operating lease liabilities	72	46
Deferred revenue	16,546	(15)
Net cash used in operating activities	(14,435)	(56,699)
Cash flows from investing activities:
Purchases of property and equipment	(362)	(213)
Net cash used in investing activities	(362)	(213)
Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	49,918	22,627
Proceeds under paycheck protection program loan	2,041	—
Proceeds from issuance of long-term debt	—	50,000
Payment of debt issue costs	—	(1,341)
Payment of long-term debt principal	(13,794)	(20,000)
Payment of extinguishment of debt costs	(828)	(2,716)
Net settlement of stock units to satisfy statutory tax withholding	(90)	(120)
Proceeds from exercise of stock options	294	414
Payment of contingent development milestone	—	(15,000)
Principal payments on finance lease obligations	(49)	—
Net cash provided by financing activities	37,492	33,864
Effect of foreign exchange rate changes on cash and cash equivalents	—	1
Net increase (decrease) in cash, cash equivalents and restricted cash	22,695	(23,047)
Cash, cash equivalents and restricted cash at beginning of year	22,364	45,411
Cash, cash equivalents and restricted cash at end of year	$45,059	$22,364
Supplemental cash flow information:
Cash interest paid	$5,510	$4,870
Supplemental disclosure of non-cash investing and financing activities:
Accrued term loan exit fee	122	3,000

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Operations

EyePoint Pharmaceuticals, Inc. (together with its subsidiaries, the “Company”), incorporated in Delaware, is a pharmaceutical company committed to developing and commercializing innovative therapeutics to help improve the lives of patients with serious eye disorders. The Company’s pipeline leverages its proprietary Durasert® technology for extended intraocular drug delivery including EYP-1901, a potential twice-yearly sustained delivery intravitreal anti-VEGF treatment initially targeting wet age-related macular degeneration (“wet AMD”), the leading cause of vision loss among people 50 years of age and older in the United States. The Company’s product candidate pipeline also includes YUTIQ50, a potential twice-yearly treatment for non-infectious uveitis affecting the posterior segment of the eye, one of the leading causes of blindness. The Company also has two commercial products: YUTIQ®, a once every three-year treatment for chronic non-infectious uveitis affecting the posterior segment of the eye, and DEXYCU®, a single dose treatment for postoperative inflammation following ocular surgery.

Local drug delivery for treating ocular diseases is a significant challenge due to the effectiveness of the blood-eye barrier. This barrier makes it difficult for systemically-administered drugs to reach the eye in sufficient quantities to have a beneficial effect without causing unacceptable adverse side effects to other organs. The Company’s validated Durasert technology, which has already been included in four products approved for marketing by the U.S. Food and Drug Administration (“FDA”), is designed to provide consistent, sustained delivery of small molecule drugs over a period of months to years through a single intravitreal injection.

The Company’s lead product candidate, EYP-1901, combines a bioerodible formulation of its proprietary Durasert sustained-release technology with vorolanib, a tyrosine kinase inhibitor (“TKI”). The Company is currently evaluating EYP-1901 in a Phase 1 clinical trial as a potential twice-yearly sustained delivery intravitreal treatment for wet AMD. Current approved treatments for wet AMD require monthly or bi-monthly eye injections in a physician’s office, which can cause inconvenience and discomfort and often lead to reduced compliance and poor outcomes. In two prior clinical trials of vorolanib as an orally delivered therapy, vorolanib had a strong clinical signal with no significant ocular adverse events. The Company expects initial data from the Phase 1 clinical trial in the second half of 2021.

YUTIQ® (fluocinolone acetonide intravitreal implant) 0.18 mg for intravitreal injection, is a non-erodible intravitreal implant containing fluocinolone acetonide (“FA”) lasting for up to 36 months and is indicated for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye. This disease affects between 60,000 to 100,000 people each year in the U.S. causes approximately 30,000 new cases of blindness every year and is the third leading cause of blindness. YUTIQ utilizes the Company’s proprietary Durasert® sustained-release drug delivery technology platform.

DEXYCU® (dexamethasone intraocular suspension) 9%, for intraocular administration, is indicated for the treatment of post-operative ocular inflammation, with the Company’s primary focus on its use immediately following cataract surgery as a single dose treatment. DEXYCU utilizes the Company’s proprietary Verisome® drug-delivery technology.

The Company is also developing YUTIQ50 as a potential six-month intravitreal treatment for chronic non-infectious uveitis affecting the posterior segment of the eye. The Company has consulted with the FDA and identified a clinical pathway for a supplemental new drug application (“sNDA”) filing that the Company expects will involve a clinical trial of a small population. The Company is currently evaluating the timeline and investment requirements for the initiation of this trial.

The Company is also seeking to enhance its long-term growth potential by expanding EYP-1901 beyond wet AMD into diabetic retinopathy (“DR”) and retinal vein occlusion (“RVO”), both large and growing ocular disease areas. The Company also plans to potentially identify and advance additional product candidates through clinical and regulatory development. The Company expects to utilize its internal discovery efforts, potential research collaborations and/or in-licensing arrangements with partner molecules and potential acquisition of additional ophthalmic products, product candidates or technologies that complement its current product portfolio.

Effects of the COVID-19 Coronavirus Pandemic

The outbreak of the COVID-19 coronavirus pandemic (the “Pandemic”) in March 2020 has had and will likely continue to have, a material and adverse impact on the Company’s business, including as a result of measures that the Company, other businesses, and government have taken and will likely continue to take. This includes a significant impact on cash flows from expected revenues due to the closure of ambulatory surgery centers for DEXYCU and a significant reduction in physician office visits impacting YUTIQ. These closures precipitated the restructuring of the Company’s commercial organization that was announced on April 1, 2020 along with a reduction in planned spending for the calendar year. Due to the continued Pandemic, these factors have had an adverse impact on the Company’s revenues, financial condition and cash flows in 2020 and will continue into 2021. Although customer demand for the Company’s products demonstrated sequential growth in the third and fourth quarter of 2020, the extent and duration of the impact on the Company’s business is uncertain at this time. The Company is monitoring the Pandemic and its potential effect on the

Company’s financial position, results of operations and cash flows. This uncertainty could have an impact in future periods on certain estimates used in the preparation of the Company’s periodic financial results, including reserves for variable consideration related to product sales, realizability of certain receivables, assessment for excess or obsolete inventory, and impairment of long-lived assets. Uncertainty around the extent and duration of the Pandemic, and any future related financial impact cannot be reasonably estimated at this time.

Liquidity

The Company had cash and cash equivalents of $44.9 million at December 31, 2020.  On February 4, 2021, the Company received net proceeds of approximately $108.0 million from the issuance of shares of the Company’s common stock (“Common Stock”) in an underwritten public offering (see Note 19). The Company has a history of operating losses and has not had significant recurring cash inflows from revenue. The Company’s operations have been financed primarily from sales of its equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from its collaboration partners. In the first quarter of 2019, the Company commenced the U.S. launch of its first two commercial products, YUTIQ and DEXYCU. However, the Company has not received sufficient revenues from its product sales to fund operations and the Company does not expect revenues from its product sales to generate sufficient funding to sustain its operations in the near-term. The Company expects to continue fulfilling its funding needs through cash inflows from revenue of YUTIQ and DEXYCU product sales, licensing and research collaboration transactions, additional equity capital raises and other arrangements. The Company believes that its cash and cash equivalents of $44.9 million at December 31, 2020 and the net proceeds of approximately $108.0 million received in February 2021 from the issuance of Common Stock, coupled with expected cash inflows from its product sales will enable the Company to fund its current and planned operations for at least the next twelve months from the date these consolidated financial statements were issued and therefore the conditions raising substantial doubt raised in prior periods has been alleviated. Actual cash requirements could differ from management’s projections due to many factors, including the continued effect of the Pandemic on the Company’s business and the medical community, the timing and results of the Company’s clinical trials for EYP-1901, additional investments in research and development programs, the success of commercialization for YUTIQ and DEXYCU, the actual costs of these commercialization efforts, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.
2.	Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are presented in U.S. dollars in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and include the accounts of EyePoint Pharmaceuticals, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the consolidated financial statements and the reported amounts and disclosure of revenues and expenses during the reporting periods. Significant management estimates and assumptions include, among others, those related to reserves for variable consideration related to product sales, revenue recognition for multiple-deliverable arrangements, recognition of expense in outsourced clinical trial agreements, and realization of deferred tax assets. Actual results could differ from these and other estimates.

Foreign Currency

The functional currency of the Company and each of its subsidiaries is the currency of the primary economic environment in which each such entity operates—the U.S. dollar or the Pound Sterling.

Assets and liabilities of the Company’s foreign subsidiary are translated at period-end exchange rates. Amounts included in the consolidated statements of comprehensive loss and cash flows are translated at the weighted average exchange rates for the period. Gains and losses from currency translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity in the consolidated balance sheets. The balance of accumulated other comprehensive income attributable to foreign currency translation was $841,000 and $840,000 at December 31, 2020 and 2019, respectively. Foreign currency gains or losses arising from transactions denominated in foreign currencies, whether realized or unrealized, are recorded in interest and other income, net in the consolidated statements of comprehensive loss and were not material for all periods presented.

Cash Equivalents

Cash equivalents represent highly liquid investments with maturities of three months or less at the date of purchase, principally consisting of institutional money market funds.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. At December 31, 2020, a total of $23.5 million, representing all of the Company’s interest-bearing cash equivalent balances, were concentrated in one U.S. Government institutional money market fund that had investments consisting primarily of U.S. Government Agency debt, U.S. Treasury debt, U.S. Treasury Repurchase Agreements and U.S. Government Agency Repurchase Agreements. Generally, these deposits may be redeemed upon demand and, therefore, the Company believes they have minimal risk. The Company had no investments in marketable securities at December 31, 2020 and 2019, respectively. The Company’s investment policy, approved by the Company’s Board of Directors, includes guidelines relative to diversification and maturities designed to preserve principal and liquidity.

As of December 31, 2020, accounts receivable from ASD Specialty Healthcare LLC and McKesson Specialty Care Distribution LLC accounted for 56.0% and 37.0% of total accounts receivable, respectively. For the year ended December 31, 2020, revenues from ASD Specialty Healthcare LLC, Ocumension Therapeutics, and McKesson Specialty Care Distribution LLC accounted for 39.0%, 33.0%, and 18.0% of total revenues, respectively.

As of December 31, 2019, accounts receivable from the Specialty Distributor, an affiliate of the Third-party Logistics Provider (the “3PL”), ASD Specialty Healthcare LLC, FFF Enterprises, Inc., and McKesson Specialty Care Distribution LLC accounted for 37.0%, 34.0%, 15.0%, and 12.0% of total accounts receivable, respectively. For the year ended December 31, 2019, revenues from the Specialty Distributor, an affiliate of the 3PL, ASD Specialty Healthcare LLC, and Alimera Sciences accounted for 56.0%, 15.0%, and 10.0% of total revenues, respectively.

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

Accounts and Other Receivables, Net

Receivables arise primarily from the Company’s products sold in the U.S. The balance in accounts and other receivables, net consists primarily of amounts due from customers, net of applicable revenue reserves. The majority of the Company’s accounts receivable have standard payment terms that require payment within 120-157 days. The Company performs ongoing credit evaluations of its customers’ financial condition and continuously monitor collections and payments from its customers and analyzes accounts that are past due for collectability. The allowance for credit losses is estimated based on the Company’s analysis of trends in overall receivables aging, specific identification of certain receivables that are at risk of not being paid, past collection experience and current economic trends. Given the nature and limited history of collectability of the Company’s accounts receivable, the Company recorded no allowance for credit losses as of December 31, 2020 and 2019.

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

The Company accrued DEXYCU product revenue-based royalty expense of $2.3 million and $781,000 for the year ended December 31, 2020 and 2019, respectively, as a component of cost of sales, of which $1.3 million and $0 of accrued revenue-based royalty expense were related to the partnering income equal to 20% of DEXYCU share of the Accelerated Milestone Payment received in August 2020 and upfront payment received in February 2020 from Ocumension, in connection with the acquisition of Icon Bioscience, Inc. in March 2018 for the year ended December 31, 2020 and 2019, respectively.

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

Product sales, net — The Company sells YUTIQ and DEXYCU to a limited number of specialty distributors and specialty pharmacies (collectively the “Distributors”) in the U.S., with whom the Company has entered into formal agreements, for delivery to physician practices for YUTIQ and to hospital outpatient departments and ambulatory surgical centers for DEXYCU. The Company recognizes revenue on sales of its products when Distributors obtain control of the products, which occurs at a point in time, typically upon delivery. In addition to agreements with Distributors, the Company also enters into arrangements with healthcare providers, ambulatory surgical centers, and payors that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products from Distributors.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2020.

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

Sale of Future Royalties — The Company has sold its rights to receive certain royalties on product sales. In the circumstance where the Company has sold its rights to future royalties under a royalty purchase agreement and also maintains limited continuing involvement in the arrangement (but not significant continuing involvement in the generation of the cash flows that are due to the purchaser), the Company defers recognition of the proceeds it receives for the sale of royalty streams and recognizes such unearned revenue as revenue under the units-of-revenue method over the life of the underlying license agreement. Under the units-of-revenue method, amortization for a reporting period is calculated by computing a ratio of the proceeds received from the purchaser to the total payments expected to be made to the purchaser over the term of the agreement, and then applying that ratio to the period’s cash payment.

Estimating the total payments expected to be received by the purchaser over the term of such arrangements requires management to use subjective estimates and assumptions. Changes to the Company’s estimate of the payments expected to be made to the purchaser over the term of such arrangements could have a material effect on the amount of revenues recognized in any particular period.

Research Collaborations — The Company recognizes revenue over the term of the statements of work under any funded research collaborations (including feasibility study agreements). Revenue recognition for consideration, if any, related to a license option right is assessed based on the terms of any such future license agreement or is otherwise recognized at the completion of the research collaborations (including feasibility study agreements).

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

Reverse Stock Split

On December 8, 2020, the Company’s stockholders approved a reverse stock split (the “reverse split”) of the Company’s issued and outstanding shares of Common Stock. As a result of the reverse split, every 10 shares of the Company’s Common Stock issued and outstanding were converted into one share of Common Stock. No fractional shares were issued in connection with the reverse split. Stockholders who would otherwise be entitled to a fractional share of Common Stock instead received cash in lieu of fractional shares based on the closing sales price of the Company’s Common Stock as quoted on the Nasdaq Global Market on December 8, 2020. The reverse split did not reduce the number of authorized shares of the Common Stock or preferred stock (the “Preferred Stock”), or change the par values of the Company’s Common Stock or Preferred Stock. The reverse split affected all stockholders uniformly and did not affect any stockholder's ownership percentage of the Company's shares of Common Stock (except to the extent that the reverse split would result in some of the stockholders receiving cash in lieu of fractional shares). All outstanding options, warrants, restricted stock units and deferred stock units entitling their holders to receive or purchase shares of the Company’s Common Stock have been adjusted as a result of the reverse split, as required by the terms of each security. The number of shares reserved for future issuance pursuant to the Company’s 2016 Long-Term Incentive Plan and the number of shares reserved for future issuance pursuant to the Company’s 2019 Employee Stock Purchase Plan have also been appropriately adjusted.

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

The numbers of shares in the following table reflect the Company’s one-for-10 reverse split of its issued and outstanding shares of Common Stock on December 8, 2020. As a result of the reverse split, every 10 shares of Common Stock issued and outstanding were converted into one share of Common Stock.

Outstanding potential Common Stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Stock options	1,338,880	1,090,973
ESPP	27,713	13,737
Warrants	48,683	48,683
Restricted stock units	149,004	78,684
	1,564,280	1,232,077

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”): Simplifying the Accounting for Income Taxes. The amendments simplify the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. This standard will be effective for the Company in the first quarter of its fiscal year ending December 31, 2021. The Company is currently evaluating the impact the adoption of this update will have on its consolidated financial statements, but does not believe the adoption of the new standard will have a material impact on the Company’s consolidated financial statements.
3.	Product Revenue Reserves and Allowances

The Company’s product revenues have been primarily from sales of YUTIQ and DEXYCU in the U.S., which it began shipping to its customers in February 2019 and March 2019, respectively.

Net product revenues by product for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
YUTIQ (A)	$13,878	$12,046
DEXYCU (B)	6,953	4,778
Total product sales, net	$20,831	$16,824

(A)	The Company recognized approximately $205,000 and $91,000 of revenue from YUTIQ product sales to Ocumension for the years ended December 31, 2020 and 2019, respectively.
(B)	The Company recognized approximately $8,000 and $0 of revenue from DEXYCU product sales to Ocumension for the years ended December 31, 2020 and 2019, respectively.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the years ended December 31, 2020 and 2019 (in thousands):

	Chargebacks, Discounts and Fees	Government and Other Rebates	Returns	Total
Beginning balance at January 1, 2020	$1,618	$271	$352	$2,241
Provision related to sales in the current year	2,141	1,056	978	4,175
Adjustments related to prior period sales	(387)	—	50	(337)
Deductions applied and payments made	(2,798)	(792)	(777)	(4,367)
Ending balance at December 31, 2020	$574	$535	$603	$1,712

	Chargebacks, Discounts and Fees	Government and Other Rebates	Returns	Total
Beginning balance at January 1, 2019	$—	$—	$—	$—
Provision related to sales in the current year	2,301	429	732	3,462
Adjustments related to prior period sales	—	—	—	—
Deductions applied and payments made	(683)	(158)	(380)	(1,221)
Ending balance at December 31, 2019	$1,618	$271	$352	$2,241

Returns are recorded as a reduction of accounts receivable on the condensed consolidated balance sheets. Chargebacks, discounts and fees and rebates are recorded as a component of accrued expenses on the condensed consolidated balance sheets (See Note 7).

License and Collaboration Agreements and Royalty Income

Alimera

Pursuant to a licensing and development agreement, as amended, Alimera Sciences, Inc. has a worldwide exclusive license to develop, make, market and sell ILUVIEN in return for royalties based on sales and patent fee reimbursements. Total revenue was $1.7 million and $2.1 million for the years ended December 31, 2020 and 2019, respectively. In addition to patent fee reimbursements in those periods, the Company recorded royalty income totaled $1.7 million and $2.0 million for the years ended December 31, 2020 and 2019, respectively.

SWK Royalty Purchase Agreement

On December 17, 2020, the Company entered into a royalty purchase agreement (the “RPA”) with SWK Funding LLC (“SWK”). Under the RPA, the Company sold its right to receive royalty payments on future sales of products subject to the Amended Alimera Agreement for an upfront cash payment of $16.5 million. Except for the rights to the royalties, the Company retains all rights and obligations under the Amended Alimera Agreement, pursuant to which, Alimera owns worldwide rights to the Company’s Durasert technology in ILUVIEN for DME and rights for ILUVIEN (currently marketed by the Company as YUTIQ in the U.S.) for non-infectious posterior uveitis in the EMEA. Alimera has the sole rights to utilize the intellectual property developed under the Amended Alimera Agreement. There has been no intellectual property developed jointly by Alimera and the Company as part of the Amended Alimera Agreement. The Company cannot utilize the intellectual property for the indication licensed to Alimera in order to manufacture and sell ILUVIEN.

The Company’s ongoing efforts under the Amended Alimera Agreement will consist of continuing to maintain and enforce its patents as well as providing safety data and regulatory support as necessary. None of these obligations require significant efforts on the part of the Company with respect to the generation of sales in the market. The Company will only be required to expend more extensive efforts if litigation were to arise that requires the Company to protect its patents rights pursuant to the terms of the Amended Alimera Agreement. Historically, such a defense has not been required. Similarly, regulatory support and safety data is only provided on an ad-hoc basis depending on the regulatory requests, which has been minimal historically. It remains Alimera’s sole responsibility to manufacture, actively market and promote the products under the Amended Alimera Agreement to generate the sales, which ultimately generate the royalties to be paid to SWK.

The Company classified the proceeds received from SWK as deferred revenue, to be recognized as revenue under the units-of-revenue method over the life of the RPA because of the Company’s limited continuing involvement in the Amended Alimera Agreement. SWK has no recourse and the Company assumes no credit risk in event that Alimera fails to make a royalty payment. The Company must only forward all material correspondence from Alimera to SWK, including royalty reports, notices and any other correspondence with respect to royalties to SWK. SWK has the right to audit and inspect the books and records pertaining to net sales and royalties under the Amended Alimera Agreement. Neither the Company nor SWK has the unilateral ability to cancel the transaction. There is no cap or limitation on the royalties to be received by SWK in the future and its return will reflect all royalties paid by Alimera. Because the transaction was structured as a non-cancellable sale, the Company does not have significant continuing involvement in the generation of the cash flows due to SWK and there is no limitation on the rates of return to SWK, the Company recorded the total proceeds of $16.5 million as deferred revenue under royalty sale agreement. The deferred revenue is being recognized as revenue over the life of the RPA under the "units-of-revenue" method. Under this method, amortization for a reporting period is calculated by computing a ratio of the proceeds received from SWK to the payments expected to be made by Alimera to SWK over the term of the Amended Alimera Agreement, and then applying that ratio to the period’s cash payment.

As of December 31, 2020, the Company classified $885,000 and $15.6 million as current and non-current deferred revenue recognized under royalty sale agreement, respectively. As no royalty payments have yet been paid to SWK, the Company has not recognized any revenue related to the RPA for the period ended December 31, 2020.

OncoSil Medical

The Company entered into an exclusive, worldwide royalty-bearing license agreement in December 2012, amended and restated in March 2013, with OncoSil Medical UK Limited (f/k/a Enigma Therapeutics Limited), a wholly-owned subsidiary of OncoSil Medical Ltd (“OncoSil”) for the development of BrachySil, the Company’s previous product candidate for the treatment of pancreatic and other types of cancer. The Company received an upfront fee of $100,000 and is entitled to 8% sales-based royalties, 20% of sublicense consideration and milestone payments based on aggregate product sales. OncoSil is obligated to pay an annual license maintenance fee of $100,000 by the end of each calendar year, the most recent of which was received in December 2020. For each calendar year commencing with 2014, the Company is entitled to receive reimbursement of any patent maintenance costs, sales-based royalties and sub-licensee sales-based royalties earned, but only to the extent such amounts, in the aggregate, exceed the $100,000 annual license maintenance fee. In March 2020, the U.S. Food and Drug Administration granted Breakthrough Device Designation for the OncoSil™ device for treatment of unresectable locally advanced pancreatic cancer (LAPC) in combination with chemotherapy.  In April 2020, the British Standards Institute (BSI) grants European CE marking for the OncoSil™ System and designates OncoSil™ a breakthrough device for the treatment of locally advanced pancreatic cancer (LAPC) in combination with chemotherapy. As of December 31, 2020, OncoSil has received regulatory approval in the EU, United Kingdom, Switzerland, Singapore, Malaysia and New Zealand. The Company has no consequential performance obligations under the OncoSil license agreement. For the years ended December 31, 2020 and 2019, revenue of $100,000 and $100,000 was recorded for this agreement, respectively.

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

In August 2020, the Company entered into a Memorandum of Understanding (“2020 MOU”), pursuant to which, the Company received a one-time non-refundable payment of $9.5 million (the “Accelerated Milestone Payment”) from Ocumension as a full and final payment of the combined remaining development, regulatory and sales milestone payments under the Company’s license agreements with Ocumension for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye and for the treatment of post-operative inflammation following ocular surgery, respectively. Upon payment of the Accelerated Milestone Payment, the remaining $11.75 million in combined remaining development and sales milestone payments under the Company’s original license agreement with Ocumension upon the achievement by Ocumension of (i) remaining development and regulatory milestones of $6.25 million and commercial sales-based milestones of $3.0 million for the development and commercialization of its three-year micro insert using the Durasert technology for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye; and (ii) $6.0 million upon the achievement by Ocumension of certain prescribed development and regulatory milestones, and $6.0 million commercial sales-based milestones for the development and commercialization in Mainland China, Hong Kong, Macau and Taiwan of DEXYCU for the treatment of post-operative inflammation following ocular surgery, totaling up to $21.25 million, were permanently extinguished and will no longer be due and owed to the Company. In exchange, Ocumension also received exclusive rights to develop and commercialize YUTIQ and DEXYCU products under its own brand names in South Korea and other jurisdictions across Southeast Asia in Brunei, Burma (Myanmar), Cambodia, Timor-Leste, Indonesia, Laos, Malaysia, the Philippines, Singapore, Thailand and Vietnam, at its own cost and expense with the Company supplying product for clinical trials and commercial sale. The Company continues to be entitled to royalties on future product sales by Ocumension.

Other than a fixed number of hours of technical assistance support to be provided at no cost by the Company, Ocumension is responsible for all development, regulatory and commercial costs, including any additional technical assistance requested. All technical assistance was provided during 2020. The Chief Executive Officer of Ocumension became a director of the Company starting December 31, 2020 (See Note 10), at which time, Ocumension became a related party of the Company.

During the years ended December 31, 2020 and 2019, the Company recognized approximately $11.5 million and $1.0 million of license and collaboration revenue, respectively, in addition to $213,000 and $91,000 of revenue from product sales, respectively. As of December 31, 2020 and 2019, no deferred revenue was recorded for this agreement, respectively.

The Company recorded sales-based royalty expense of $1.3 million during the year ended December 31, 2020, with respect to partnering income equal to 20% of DEXYCU share of the Accelerated Milestone Payment received in August 2020 and upfront payment received in February 2020 from Ocumension, in connection with the Icon acquisition in March 2018. No sales-based royalty expense was recorded during the year ended December 31, 2019.

Research Collaborations

The Company from time to time enters into funded agreements to evaluate the potential use of its technology systems for sustained release of third-party drug candidates in the treatment of various diseases. Consideration received is generally recognized as revenue over the term of the research collaborations (including feasibility study agreements). Revenue recognition for consideration, if any, related to a license option right is assessed based on the terms of any such future license agreement or is otherwise recognized at the completion of the research collaborations (including feasibility study agreements). Revenues under research collaborations (including feasibility study agreements) totaled $255,000 and $135,000 for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, $60,000 and $15,000 deferred revenue was recorded for the research collaborations (including feasibility study agreements), respectively.
4.	Inventory

Inventory consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Raw materials	$2,664	$1,476
Work in process	747	346
Finished goods	1,926	316
Total inventory	$5,337	$2,138

5.	Intangible Assets

The reconciliation of intangible assets for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Patented technologies
Gross carrying amount at beginning of period	$68,322	$68,322
Gross carrying amount at end of period	68,322	68,322
Accumulated amortization at beginning of period	(40,653)	(38,193)
Amortization expense	(2,460)	(2,460)
Accumulated amortization at end of period	(43,113)	(40,653)
Net book value at end of period	$25,209	$27,669

The net book value of the Company’s intangible assets at December 31, 2020 and 2019 is summarized as follows (in thousands):

			Estimated
			Remaining
			Useful Life at
	December 31,	December 31,	December 31,
	2020	2019	2020
			(Years)
Patented technologies
DEXYCU / Verisome	$25,209	$27,669	10.25
	$25,209	$27,669

The Company amortizes its intangible assets with finite lives on a straight-line basis over their respective estimated useful lives. Amortization expense totaled $2.5 million in each of the two years ended December 31, 2020 and 2019, respectively.

In connection with the Icon Acquisition, the initial purchase price of $32.0 million was attributed to the DEXYCU product intangible asset. This finite-lived intangible asset is being amortized on a straight-line basis over its expected remaining useful life of 10.25 years at the rate of approximately $2.5 million per year. Amortization expense was reported as a component of cost of sales for the year ended December 31, 2020 and 2019, respectively.

6.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Property and equipment	$1,403	$1,095
Leasehold improvements	255	101
Gross property and equipment	1,658	1,196
Accumulated depreciation and amortization	(1,028)	(839)
	$630	$357

Depreciation expense totaled $189,000 and $144,000 in the years ended December 31, 2020 and 2019, respectively.

7.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Personnel costs	$5,686	$3,263
Clinical trial costs	—	345
Professional fees	647	700
Sales chargebacks, rebates and other revenue reserves	1,109	1,889
Other	1,003	635
	$8,445	$6,832

8.	Leases

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

As of December 31, 2020, the weighted average remaining term of the Company’s operating leases was 4.3  years and the lease liabilities arising from obtaining ROU assets reflect a weighted average discount rate of 12.5%.

Supplemental balance sheet information related to operating leases as of December 31, 2020 and 2019, respectively are as follows (in thousands):

	December 31,	December 31,
	2020	2019
Other current liabilities - operating lease current portion	$568	$481
Operating lease liabilities – noncurrent portion	2,330	2,898
Total operating lease liabilities	$2,898	$3,379

Operating lease expense recognized related to ROU assets was $852,000 and $852,000, excluding $36,000 and $36,000 of variable lease costs, during each of the years ended December 31, 2020 and 2019, respectively, and were included in general and administrative expense in the Company’s statement of comprehensive loss. Cash paid for amounts included in the measurement of operating lease liabilities was $867,000 and $808,000 for the years ended December 31, 2020 and 2019, respectively.

The Company is a party to two finance leases for laboratory equipment. The equipment leases expire in December 2021 and December 2022, respectively.

Supplemental balance sheet information related to the finance lease as of December 31, 2020 is as follows (in thousands):

December 31,
2020
Property and equipment, at cost	$239
Accumulated amortization	(52)
Property and equipment, net	$187

Other current liabilities – finance lease current portion	$119
Other long-term liabilities	71
Total finance lease liabilities	$190

The components of finance lease expense recognized during the year ended December 31, 2020 related to ROU assets was $52,000. Interest on lease liabilities was $9,000 during the year ended December 31, 2020. Cash paid for amounts included in the measurement of finance lease liabilities was operating cash flows of $9,000 and financing cash flows of $49,000 during the year ended December 31, 2020, respectively. The Company had no finance lease in 2019.

As of December 31, 2020, the weighted average remaining term of the Company’s finance lease was 1.7 years and the lease liabilities arising from obtaining ROU assets reflect a weighted average discount rate of 12.5%.

The Company’s total future minimum lease payments under non-cancellable leases at December 31, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases
2021	889	135
2022	849	75
2023	815	—
2024	830	—
2025	346	0
Total lease payments	$3,729	$210
Less imputed interest	(831)	(20)
Total	$2,898	$190

9.	Term Loan Agreement

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

The PPP Loan proceeds of $2.0 million were recorded as a loan in accordance with ASC 470, Debt, and included in long-term debt in the Company’s balance sheet as of December 31, 2020. Accrued interest expense based on the stated interest rate of 1% per annum was $14,000 for the year ended December 31, 2020.

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

The CRG Loan is due and payable on December 31, 2023 (the “Maturity Date”). The CRG Loan bears interest at a fixed rate of 12.5% per annum payable in arrears on the last business day of each calendar quarter. The Company is required to make quarterly, interest only payments until the Maturity Date. So long as no default has occurred and is continuing, the Company may elect on each applicable interest payment date to pay 2.5% of the 12.5% per annum interest as Paid In-Kind (“PIK”), whereby such PIK amount would be added to the aggregate principal amount and accrue interest at 12.5% per annum. Through December 31, 2020, total PIK amounts of $2.0 million have been added to the principal balance of the CRG Loan. In addition, the Company is required to pay an upfront fee of 1.5% of amounts borrowed under the CRG Loan (excluding any paid-in-kind amounts), which is payable as amounts are advanced under the CRG Loan. The Company will also be required to pay an exit fee equal to 6% of (i) the aggregate principal amounts advanced and (ii) PIK amounts issued, under the CRG Loan Agreement. In connection with the CRG Initial Advance, a 1.5% financing fee of $525,000 and an expense reimbursement of $350,000 were deducted from the net borrowing proceeds. In connection with the CRG Second Advance, a 1.5% financing fee of $225,000 was deducted from the net borrowing proceeds.

Upon the occurrence of a bankruptcy-related event of default, all amounts outstanding with respect to the CRG Loan become due and payable immediately, and upon the occurrence of any other Event of Default (as defined in the CRG Loan Agreement), all or any amounts outstanding with respect to the CRG Loan may become due and payable upon request of the Agent or majority Lenders. Subject to certain exceptions, the Company is required to make mandatory prepayments of the CRG Loan with the proceeds of assets sales and in the event of a change of control of the Company. In addition, the Company may make a voluntary prepayment of the CRG Loan, in whole or in part, at any time. All mandatory and voluntary prepayments of the CRG Loan are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs on or prior to December 31, 2019, an amount equal to 10% of the aggregate outstanding principal amount of the CRG Loan being prepaid, (ii) if prepayment occurs after December 31, 2019 and on or prior to December 31, 2020, 5% of the aggregate outstanding principal amount of the CRG Loan being prepaid, which was waived on December 17, 2020 when the Company paid $15.0 million against the CRG Loan obligations in connection with the consummation of the RPA agreement (see Note 3), and (iii) if prepayment occurs after December 31, 2020 and on or prior to December 31, 2021, an amount equal to 3% of the aggregate outstanding principal amount of the Loan being prepaid. No prepayment premium is due on any principal prepaid after December 31, 2021. Certain of the Company’s existing and future subsidiaries are guaranteeing the obligations of the Company under the CRG Loan Agreement. The obligations of the Company under the CRG Loan Agreement and the guarantee of such obligations are secured by a pledge of substantially all of the Company’s and the guarantors’ assets.

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

On December 17, 2020, the Company paid $15.0 million against the CRG Loan obligations in connection with the consummation of the RPA agreement (see Note 3). This payment included (i) a $13.8 million principal portion of the CRG Loan (ii) the $828,000 Exit Fee, and (iii) accrued and unpaid interest of $378,000 through that date. In connection with the partial prepayment of the CRG Loan, the Company recorded a loss on partial extinguishment of debt of $905,000 in the year ended December 31, 2020, associated with the write-off of the remaining balance of unamortized debt discount related to the partial prepayment of the CRG Loan.

Amortization of debt discount under the CRG Loan totaled $745,000 and $512,000 for the years ended December 31, 2020 and 2019, respectively.

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

In connection with the SWK Loan, the Company issued a warrant (the “SWK Warrant”) to the Agent to purchase (a) 40,910 shares of Common Stock (the “Initial Advance Warrant Shares”) at an exercise price of $1.10 per share and (b) 7,773 shares of Common Stock (the “Additional Advance Warrant Shares”) at an exercise price of $1.93 per share (see Note 10). The SWK Warrant is exercisable (i) with respect to the Initial Advance Warrant Shares, any time on or after the SWK Closing Date until the close of business on the 7-year anniversary of the SWK Initial Advance and (ii) with respect to the Additional Advance Warrant Shares, any time on or after the closing of the SWK Additional Advance until the close of business on the 7-year anniversary of the SWK Additional Advance. The Agent may exercise the SWK Warrant on a cashless basis at any time. In the event the Agent exercises the SWK Warrant on a cashless basis, the Company will not receive any proceeds.

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

Amortization of debt discount under the SWK Loan totaled $84,000 in the first quarter of 2019 through the SWK loan extinguishment date.

10.	Stockholders’ Equity

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

During the year ended December 31, 2020, the Company sold 2,590,093 shares of its Common Stock at a weighted average price of $5.74 per share for gross proceeds of approximately $14.9 million. Share issue costs, including sales agent commissions, totaled $646,000 during the reporting period.

Share Offering

On December 31,  2020, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Ocumension, pursuant to which the Company sold to Ocumension 3,010,722 shares of Common Stock, at a purchase price of approximately $5.22 per share, which was the five-day volume weighted average price of the Common Stock as of the close of trading on December 29, 2020. The aggregate gross proceeds from the Transaction were approximately $15.7 million. Share issue costs totaled approximately $0.1 million.

In February 2020, the Company sold 1,500,000 shares of Common Stock in an underwritten public offering at a price of $14.5 per share for gross proceeds of $21.75 million. Underwriter discounts and commissions and other share issue costs totaled approximately $1.8 million.

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

During the year ended December 31, 2019, the Company sold 299,888 shares of its Common Stock at a weighted average price of $15.03 per share for gross proceeds of approximately $4.5 million. Share issue costs, including sales agent commissions, totaled $221,000 during the reporting period.

Share Offering

In April 2019, the Company sold 1,052,650 shares of Common Stock in an underwritten public offering at a price of $19.00 per share for gross proceeds of $20.0 million. Underwriter discounts and commissions and other share issue costs totaled approximately $1.7 million.

Warrants to Purchase Common Shares

The following table provides a reconciliation of fixed price warrants to purchase shares of the Company’s Common Stock for the years ended December 31, 2020 and 2019:

	Year Ended		Year Ended
	December 31,		December 31,
	2020		2019
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of period	48,683	$12.33	48,683	$12.33
Expired			—	—
Balance and exercisable at end of period	48,683	$12.33	48,683	$12.33

In connection with the SWK Credit Agreement (see Note 9), the Company issued the SWK Warrant to purchase (i) 40,910 Initial Advance Warrant Shares on March 28, 2018 at an exercise price of $11.00 per share with a seven-year term and (ii) 7,773 Additional Advance Warrant Shares on June 26, 2018 at an exercise price of $19.30 per share with a seven-year term. At December 31, 2020, the weighted average remaining life of the warrants was approximately 4.28 years.
11.	Share-Based Payment Awards

Equity Incentive Plans

The 2016 Long-Term Incentive Plan (the “2016 Plan”), approved by the Company’s stockholders on December 12, 2016 (the “Adoption Date”), provides for the issuance of up to 300,000 shares of  the Company’s Common Stock reserved for issuance under the 2016 Plan plus any additional shares of the Company’s Common Stock that were available for grant under the 2008 Incentive Plan (the “2008 Plan”) at the Adoption Date or would otherwise become available for grant under the 2008 Plan as a result of subsequent termination or forfeiture of awards under the 2008 Plan. At the Company’s Annual Meeting of Stockholders held on June 25, 2019, the Company’s stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance by 1,100,000 shares. At December 31, 2020, a total of 603,000 shares were available for new awards.

Certain inducement awards, although not awarded under the 2016 Plan or the 2008 Plan, are subject to and governed by the terms and conditions of the 2016 Plan or 2008 Plan, as applicable.

Stock Options

The following table provides a reconciliation of stock option activity under the Company’s equity incentive plans and for inducement awards for the year ended December 31, 2020:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2020	1,090,973	$25.21
Granted	415,339	12.09
Exercised	—	—
Forfeited	(99,031)	23.27
Expired	(68,401)	33.58
Outstanding at December 31, 2020	1,338,880	$20.86	7.55	$36
Exercisable at December 31, 2020	716,764	$25.05	6.50	$—

In January 2019, the Company expanded the terms of its annual stock option grants to include vesting ratable monthly over four years, or with 25% vesting after one year followed by ratable monthly vesting over three years. Previously, the Company’s option grants generally had ratable annual vesting over three years, or 1-year cliff vesting. Nonemployee awards are granted similar to the Company’s employee awards. All option grants have a 10-year term. Options to purchase a total of 413,000 shares of the Company’s Common Stock vested during the year ended December 31, 2020.

In determining the grant date fair value of option awards, the key assumptions used to apply the Black-Scholes option pricing model for options granted under the 2016 Plan during the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Option life (in years)	5.50 - 6.10	5.50 - 6.08
Stock volatility	64% - 70%	60% - 65%
Risk-free interest rate	0.32% - 1.76%	1.37% - 2.63%
Expected dividends	0.0%	0.0%

The following table summarizes information about employee, consultant and director stock options under the Company’s equity incentive plans for the years ended December 31, 2020 and 2019 (in thousands except per share amounts):

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Weighted-average grant date fair value per share	$7.07	$9.35
Total cash received from exercise of stock options	—	414
Total intrinsic value of stock options exercised	—	84

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

The following table provides a reconciliation of RSU activity under the 2016 Plan for the year ended December 31, 2020:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	78,684	$18.34
Granted	152,575	12.42
Vested	(71,657)	15.25
Forfeited	(10,598)	17.17
Nonvested at December 31, 2020	149,004	$13.85

The weighted-average remaining vesting term of the RSUs at December 31, 2020 was 1.01 years.

Deferred Stock Units

There were no non-vested deferred stock units (“DSUs”) issued and outstanding to the Company’s non-executive directors at each of December 31, 2020 and 2019, respectively. Each DSU vests one year from the date of grant. Subsequent to vesting, the DSUs will be settled in shares of the Company’s Common Stock upon the earliest to occur of (i) each director’s termination of service on the Company’s Board of Directors and (ii) the occurrence of a change of control as defined in the award agreement. At December 31, 2020, there were 1,916 vested DSUs that have not been settled in shares of the Company’s Common Stock.

Employee Stock Purchase Plan

On June 25, 2019, the Company’s stockholders approved the adoption of the EyePoint Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) and authorized up to 110,000 shares of Common Stock reserved for issuance to participating employees. The ESPP allows qualified participants to purchase the Company’s Common Stock twice a year at 85% of the lesser of the average of the high and low sales price of the Company’s Common Stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period. The number of shares of the Company’s Common Stock each employee may purchase under this plan, when combined with all other employee stock purchase plans, is limited to the lower of an aggregate fair market value of $25,000 during each calendar year, or 5,000 shares of the Company’s Common Stock in any one offering period. The first six month offering period under the ESPP began on August 1, 2019 and ended on January 31, 2020. As of December 31, 2020, 33,697 shares of the Company’s Common Stock were issued pursuant to the ESPP.

The Company estimated the fair value of the option component of the ESPP shares at the date of grant using a Black-Scholes valuation model. During the year ended December 31, 2020, the compensation expense from ESPP shares was immaterial.

Stock-Based Compensation Expense

The Company’s statements of comprehensive loss included total compensation expense from stock-based payment awards as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Compensation expense included in:
Research and development	$1,411	$1,073
Sales and marketing	907	715
General and administrative	3,229	2,780
	$5,547	$4,568

At December 31, 2020, there was approximately $2.9 million of unrecognized compensation expense related to outstanding equity awards under the 2016 Plan, the 2008 Plan, The inducement awards and the ESPP that is expected to be recognized as expense over a weighted-average period of approximately 1.49 years.

12.In-License Agreement

Equinox Science, LLC

In February 2020, the Company entered into an Exclusive License Agreement with Equinox Science, LLC (“Equinox”), pursuant to which Equinox granted us an exclusive, sublicensable, royalty-bearing right and license to certain patents and other Equinox intellectual property to research, develop, make, have made, use, sell, offer for sale and import the compound vorolanib and any pharmaceutical products comprising the compound for the prevention or treatment of age-related macular degeneration, diabetic retinopathy and retinal vein occlusion using our proprietary localized delivery technologies, in each case, throughout the world except China, Hong Kong, Taiwan and Macau (the “Territory”).

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

The Company recorded $1.0 million of R&D expense during the year ended December 31, 2020 for this license.

13.Restructuring Charges

Fiscal Year 2020 Restructuring Plan

On April 1, 2020, the Company committed to and announced a restructuring plan (the “Plan”) with regard to its commercial operations. The Plan is a result of decline in product demand associated with shut-downs of customer facilities and postponements of elective surgical procedures in response to the Pandemic. In connection with the Plan, the Company, among other things, downsized its current workforce, with reductions coming primarily from its external DEXYCU sales force and supporting commercial operations, as cataract surgery is considered a non-essential procedure due to the Pandemic. The Company recorded  approximately $590,000 of external DEXYCU sales force personnel and employee severance for discretionary termination benefits during the year ended December 31, 2020, upon notification of the affected external DEXYCU sales force personnel and employees in accordance with ASC 420, Exit or Disposal Cost Obligations. The charges of $590,000 were recognized in the Company’s operating results, of which $542,000 and $48,000 were included in sales and marketing expense and general and administrative expense, respectively. The Plan was completed during the fourth quarter of fiscal 2020.

	Employee Severance and Benefits	Total
Beginning balance at January 1, 2020	$—	$—
Restructuring charge	590	590
Cash payments	(590)	(590)
Ending balance at December 31, 2020	$-	$-

14.	Fair Value Measurements

The following tables summarize the Company’s assets carried at fair value measured on a recurring basis at December 31, 2020 and 2019, respectively, by valuation hierarchy (in thousands):

	December 31, 2020
Description	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$23,538	$23,538
	$23,538	$23,538

	December 31, 2019
Description	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$19,976	$19,976	$—	$—
	$19,976	$19,976	$—	$—

Financial instruments that potentially subject the Company to concentrations of credit risk have historically consisted principally of cash and cash equivalents. At December 31, 2020 and 2019, respectively, substantially all of the Company’s interest-bearing cash equivalent balances were concentrated in one U.S. Government money market fund that has investments consisting primarily of U.S. Government Agency debt, U.S. Treasury debt, U.S. Treasury Repurchase Agreements and U.S. Government Agency Repurchase Agreements. These deposits may be redeemed upon demand and, therefore, generally have minimal risk. The Company’s cash equivalents are classified within Level 1 on the basis of valuations using quoted market prices.

The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term maturity.

The fair value of the Company’s CRG Loan is determined using a discounted cash flow analysis based on market rates for observable similar instruments as of the condensed consolidated balance sheet dates. Accordingly, the fair value of the CRG Loan is categorized as Level 2 within the fair value hierarchy. The carrying value of the CRG Loan at December 31, 2020 was approximately $38.3 million, and consisted of $36.0 million of its carrying amount as reported in long-term debt, and $2.3 million of debt exit fee as reported in other long-term liabilities of the condensed consolidated balance sheet, respectively. The fair value of the CRG Loan was approximately $38.0 million at December 31, 2020. The fair value of the CRG Loan approximated its carrying value at December 31, 2019.

The fair value of the PPP Loan approximated its carrying value of $2.0 million at December 31, 2020.
15.	Retirement Plans

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

The Company contributed a total of $690,000 and $619,000 for the year ended December 31, 2020 and 2019, respectively, in connection with these retirement plans.

16.	Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2020	2019
U.S. operations	$(45,492)	$(56,866)
Non-U.S. operations	98	73
Loss before income taxes	$(45,394)	$(56,793)

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law, making significant changes to the federal tax law. Amongst other things, the Tax Act reduces the federal corporate tax rate from 34% to 21% effective for tax years beginning after December 31, 2017 and has resulted in a remeasurement of the Company’s deferred tax assets included in the Company’s fiscal 2018 rate reconciliation. The difference between the Company’s expected income tax benefit, as computed by applying the blended statutory U.S. federal tax rate of 21% for the year ended December 31, 2020 and 21% for the year ended December 31, 2019 to loss before income taxes, and actual income tax benefit is reconciled in the following table (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Income tax benefit at statutory rate	$(9,533)	$(11,927)
State income taxes, net of federal benefit	(2,760)	(3,685)
Non-U.S. income tax rate differential	(8)	374
Change in fair value of derivative	—	—
Change in federal tax rate	—	—
Research and development tax credits	(403)	(150)
Permanent items	288	55
Changes in valuation allowance	13,068	15,608
Other, net	(652)	(275)
Income tax benefit	$—	$—

  The significant components of deferred income taxes are as follows (in thousands):

	December 31,	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$74,876	$66,400
Deferred revenue	150	8
Lease liability	806	923
Stock-based compensation	6,847	5,805
Tax credits	4,503	3,687
Other	2,514	1,473
Total deferred tax assets	89,696	78,296
Deferred tax liabilities:
Intangible assets	6,087	7,559
Right-of-use assets	713	841
Total deferred tax liabilities	6,800	8,400
Deferred tax assets, net	82,896	69,896
Valuation allowance	82,896	69,896
Total deferred tax liability	$—	$—

The valuation allowance generally reflects limitations on the Company’s ability to use the tax attributes and reduces the value of such attributes to the more-likely-than-not realizable amount. Management assessed the available positive and negative evidence to estimate if sufficient taxable income will be generated to use the existing net deferred tax assets. Based on a weighting of the objectively verifiable negative evidence in the form of cumulative operating losses over the three-year period ended June 30, 2018, management believes that it is not more likely than not that the deferred tax assets will be realized and, accordingly, a full valuation allowance has been established. The valuation allowance increased $13.1 million and $15.6 million for the years ended December 31, 2020 and 2019, respectively, with such increases attributed to the re-measurement of the net deferred tax assets at the year-end dates.

The Company has tax net operating loss and tax credit carry forwards in its individual tax jurisdictions. Including approximately $49.3 million related to the Icon acquisition, at December 31, 2020 the Company had U.S. federal net operating loss carry forwards of approximately $269.1 million. The net operating losses consist of $151.8, which expire at various dates between calendar years 2023 and 2038. The utilization of certain of these loss and tax credit carry forwards may be limited by Sections 382 and 383 of the Internal Revenue Code as a result of historical or future changes in the Company’s ownership. At December 31, 2020, the Company had state net operating loss carry forwards of approximately $196.2 million, which expire between 2033 and 2038, as well as U.S. federal and state research and development tax credit carry forwards of approximately $4.7 million, which expire at various dates between calendar years 2021 and 2038. In addition, at December 31, 2020 the Company had net operating loss carry forwards in the U.K. of £20.9 million (approximately $27.6 million), which are not subject to any expiration dates.

The Company’s U.S. federal income tax returns for calendar years 2003 through 2017 remain subject to examination by the Internal Revenue Service. The Company’s U.K. tax returns for fiscal years 2006 through 2019 remain subject to examination.

Through December 31, 2020, the Company had no unrecognized tax benefits in its consolidated statements of comprehensive loss and no unrecognized tax benefits in its consolidated balance sheets as of December 31, 2020 and 2019, respectively.

As of December 31, 2020 and 2019, the Company had no accrued penalties or interest related to uncertain tax positions.
17.	Contingencies

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
18.	Segment and Geographic Area Information

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

Geographic Area Information

The following table summarizes the Company’s revenues and long-lived assets, net by geographic area (in thousands):

	Revenues		Long-lived assets, net
	Twelve Months Ended December 31,	Twelve Months Ended December 31,	At December 31,	At December 31,
	2020	2019	2020	2019
U.S.	$22,624	$19,144	$630	$357
China	$11,713	$1,121	—	—
U.K.	100	100	—	—
Consolidated	$34,437	$20,365	$630	$357

19.	Subsequent Events

In February 2021, the Company sold 10,465,000 shares of Common Stock in an underwritten public offering at a price of $11.0 per share, including the exercise in full by the underwriters of their option to purchase up to 1,365,000 additional shares of Common Stock. The gross proceeds of the offering to the Company are approximately $115.1 million. Underwriter discounts and commissions and other share issue costs totaled approximately $7.1 million.