Form 10-K/A
period 2020-12-31
EyePoint Pharmaceuticals, Inc.
filed 2021-05-04
CIK 1314102

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
There were 28,741,475 shares of the registrant’s common stock, $0.001 par value, outstanding as of April 26, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
The registrant is filing this Amendment No. 1 to Annual Report on
Form 10-K/A,
or this Amendment (also referred to herein as this report), to amend the Annual Report on
Form 10-K
for the fiscal year ended December 31, 2020 (Commission File
Number 000-51122),
or the 2020 Annual Report on
Form 10-K,
as filed by the registrant with the Securities and Exchange Commission, or the SEC, on March 12, 2021. The purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the registrant’s 2021 Annual Meeting of Shareholders, as well as to update certain of the information included on the cover page of the 2020 Annual Report on
Form 10-K
and in the list of exhibits included in Item 15 and the Exhibit Index of this report. The Part III information was previously omitted from the 2020 Annual Report on Form
10-K
in reliance on General Instruction G(3) to Form
10-K,
which permits the information in Items 10 through 14 of Part III of Form
10-K
to be incorporated in the Form
10-K
by reference from the registrant’s definitive proxy statement if such statement is filed not later than 120 days after the registrant’s fiscal year-end.
The registrant is filing this Form
10-K/A
to include Part III information in the 2020 Annual Report on Form
10-K
because the registrant did not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the 2020 Annual Report on Form
10-K.
This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 2020 Annual Report on
Form 10-K.
In addition, as required by
Rule 12b-15 under
the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.
No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2020 Annual Report on
Form 10-K.
This Amendment does not reflect events occurring after the filing of the 2020 Annual Report on Form
10-K
(i.e., those events occurring after March 12, 2021) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2020 Annual Report on
Form 10-K
and the registrant’s other filings with the SEC.
In this report, unless otherwise indicated or the context otherwise requires, all references to “EyePoint,” “the registrant,” “the Company,” “we,” “us,” and “our” refer to EyePoint Pharmaceuticals, Inc. together with its wholly owned subsidiaries. On December 8, 2020, the registrant effected a
1-for-10
reverse split of shares of its common stock. All share and per share data in this report gives effect to the reverse stock split.

EyePoint Pharmaceuticals, Inc.
Form
10-K/A
(Amendment No. 1)
For the Fiscal Year Ended December 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in greater detail under the heading “Risk Factors” in Part I, Item 1A of our 2020 Annual Report on Form
10-K,
as filed with the SEC on March 12, 2021. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Directors
Our Board consists of eight (8) directors. The term of each director expires each year at our 2021 Annual Meeting of Stockholders (Annual Meeting). Each director also continues to serve as a director until his or her successor is duly elected and qualified, or until he or she sooner dies, resigns, or is removed. Douglas Godshall will not stand for re-election
at our Annual Meeting but will continue to serve as a director until the expiration of his term at the Annual Meeting. The size of the Board will be reduced to seven (7) as of the Annual Meeting.
The following table sets forth the name, age, director service period and position of each of our current directors as of April 26, 2021 other than Mr. Godshall who will not stand for re-election
at our Annual Meeting:

Name	Age	Position	Director Since
Göran Ando, M.D.	72	Chairman of the Board of Directors	2018
Nancy Lurker	63	President and Chief Executive Officer and Director	2016
Ronald W. Eastman	69	Director	2018
John B. Landis, Ph.D.	68	Director	2018
David Guyer, M.D.	61	Director	2019
Wendy DiCicco	53	Director	2019
Ye Liu	50	Director	2020
Set forth below for each current director standing for election at the Annual Meeting is a list of Board Committee memberships and a description of his or her business experience, qualifications, education and skills that led our Board to conclude that such individual should serve as a member of our Board:
Göran Ando, M.D.
Chairperson of the Board and member of the Compensation Committee, the Science Committee and the Governance and Nominating Committee
Dr. Göran Ando has had a distinguished career in the global pharmaceutical industry that has spanned nearly four decades. He began his career at Pfizer, Inc., where he held several senior clinical positions both in the U.S. and in Europe. Dr. Ando also served as President of the Astra Research Centre. He held various senior appointments at GlaxoSmithKline plc, including Research and Development Director for Glaxo Group Research. Dr. Ando then joined Pharmacia AB in 1995 as Executive Vice President and Deputy Chief Executive Officer to lead Research and Development with additional responsibilities for manufacturing, information technology, business development and M&A. During his nine-year tenure as Head of Research and Development at Pharmacia/Pharmacia & Upjohn, 17 new drugs were approved by the FDA prior to Pharmacia’s acquisition by Pfizer for $60 billion. Dr. Ando retired in 2018 as Chairman of Novo Nordisk A/S and previously served as the Chief Executive Officer of Cell Tech Group PLC from 2003 to 2005. He currently serves as Chairman of the Board for Nouscom A/G (a private company in Switzerland), and in May 2020 he became Chairman of the Board for Tessa Therapeutics (a private company in Singapore). He also currently serves as a director for several private biopharmaceutical companies in Europe, U.S. and Singapore. Previously, he has served as Chairman of the Board for several European-based biopharmaceutical companies, and, until April 2020, he served as a board member of Molecular Partners (a public company listed on the Swiss exchange). He has been a Senior Advisor at EW Healthcare Partners since 2007. Dr. Ando received his Bachelor of Arts degree from Uppsala University in Sweden and Doctor of Medicine degree from Linköping University in Sweden.
We believe Dr. Ando is qualified to serve as Chair of our Board because his strong record of leadership as an executive officer and director in the life sciences industry affords him a deep understanding of the industry and corporate setting in which we operate and allows him to impart his substantial expertise in the fields of manufacturing, information technology, business development and commercialization to the Board and the Company.

Nancy Lurker
President and Chief Executive Officer
Ms. Lurker has been our President and Chief Executive Officer since September 2016. From 2008 to 2015, Ms. Lurker served as President and Chief Executive Officer and a director of PDI, Inc., a Nasdaq-listed healthcare commercialization company now named Interpace Diagnostics Group, Inc. From 2006 to 2007, Ms. Lurker was Senior Vice President and Chief Marketing Officer of Novartis Pharmaceuticals Corporation, the U.S. subsidiary of Novartis AG. From 2003 to 2006, she served as President and Chief Executive Officer of ImpactRx, Inc., a privately held healthcare information company. From 1998 to 2003, Ms. Lurker served as Group Vice President, Global Primary Care Products and Vice President, General Therapeutics for Pharmacia Corporation (Pharmacia), now a part of Pfizer, Inc. She also served as a member of Pharmacia’s U.S. executive management committee. Previously, Ms. Lurker spent 14 years at Bristol-Myers Squibb Company, rising from a sales representative to Senior Director, Worldwide Cardiovascular Franchise Management. Since April 2018, Ms. Lurker currently serves as a member of the board of directors of Aquestive Therapeutics (Nasdaq AQST), a Nasdaq-listed company. Ms. Lurker previously served as a member of the board of directors of the Cancer Treatment Centers of America. Ms. Lurker also previously served as chair of the board of directors of X4 Pharmaceuticals, Inc. (Nasdaq: XFOR) from 2016 to 2018, and as a member of the boards of directors of publicly held Auxilium Pharmaceuticals, Inc. from 2011 to 2015, Mallinckrodt Pharmaceuticals, plc from 2013 to 2016, Elan Pharmaceuticals from 2005-2006, Conjuchem Biotechnologies from 2004-2006 in addition to serving as a director of PDI, Inc. from 2008 to 2015. Ms. Lurker received a B.S. in Biology from Seattle Pacific University and an M.B.A. from the University of Evansville.
We believe Ms. Lurker is qualified to serve on our Board because of her role as our President and Chief Executive Officer, as well as her broad ranging experience in the pharmaceutical industry and her track record of maximizing the potential of new therapies with over ten years of clinical drug development at BMS, Pharmacia, and Novartis in her capacity as a senior executive, and successfully implementing innovative U.S. and global drug launches, which provide her with valuable expertise and perspective on our corporate strategy, management, operations and governance.
Wendy DiCicco
Chairperson of the Audit Committee and member of the Governance and Nominating Committee
Ms. DiCicco serves as an independent financial and board advisor to companies in the life sciences industry, often serving in the role of interim Chief Financial Officer. Since 2019 she has served as interim Chief Financial Officer for Renovacor, a preclinical stage biopharmaceutical company that has announced a pending merger with a special-purpose acquisition company, following which it will be publicly traded on the New York Stock Exchange (NYSE: RCOR). Previously, she was Chief Operating and Financial Officer of Centinel Spine from 2017 to 2018, a privately-held company. Ms. DiCicco currently serves on the boards of directors of Imvax, Inc, ExpressCells, and Carmell Therapeutics, all privately-held biotechnology companies, and previously served on the boards of directors of
II-VI,
Inc. (NASDAQ:
II-VI)
from 2006 until 2017, Syncardia Systems from 2015 until 2016 and CannaPharma Rx (OTC: CPMD) from 2015 until 2016. She previously served as President and Chief Operating Officer of Camber Spine Technologies from 2014 to 2017, and has held Chief Financial Officer roles at Nuron Biotech, Quench USA, Globus Medical and Kensey Nash Corporation. Her career started in public accounting at Deloitte & Touche in 1990. Ms. DiCicco received a B.S. in accounting from Philadelphia College of Textiles and Science and is a licensed CPA. She is also an appointed Board Leadership Fellow and Corporate Governance Fellow of the National Association of Corporate Directors (NACD).
We believe Ms. DiCicco is qualified to serve on our Board because of her highly successful career as a
C-suite
executive leading financial and operational organizations at numerous global, commercial-stage healthcare companies and her extensive strategic and financial expertise to expand commercial launch efforts.
Ronald W. Eastman
Member of the Compensation Committee and the Governance and Nominating Committee

Mr. Eastman joined Essex Woodlands (EW) in 2006 as a Partner and was appointed Managing Director in 2008. Mr. Eastman led and served on the board of directors of EW’s growth equity investment in ProteinSimple (acquired by Bio-Techne). He currently serves on the board of directors of EW portfolio companies Elusys Therapeutics, Inc., Suneva Medical, Inc. and Symphogen A/S. Mr. Eastman has over 40 years of experience in building healthcare businesses. He began his career at American Cyanamid Company, which was acquired by American Home Products (now Pfizer), where Mr. Eastman spent 15 years managing various pharmaceutical products, divisions and subsidiaries in the U.S. and overseas. Later as CEO of Geron Corporation, Mr. Eastman led the company’s growth from a venture-backed start-up
to a publicly traded pioneer in the fields of regenerative medicine and cancer. Most recently, at Rinat, a private biotech company spun out of Genentech with the support of EW in late 2001, Mr. Eastman led the effort to build the first company dedicated to discovering and developing large molecule drugs for treating nervous system disorders. Rinat was acquired by Pfizer for $500M in 2006. Mr. Eastman has a Bachelor of Arts degree from Williams College and a Master of Business Administration degree from Columbia University.
We believe Mr. Eastman is qualified to serve on the Board because he brings to the Board knowledge and experience in both the healthcare and finance fields, as well as executive leadership, based on his work in life science-related venture capital. Mr. Eastman also brings corporate governance expertise through his service on public company boards.
John Landis, Ph.D.
Chairperson of the Science Committee
Dr. Landis served as a director for Bioanalytical Systems, Inc. from 2009 to 2017, serving as the chairman of its board of directors from 2011 until his departure in 2017. Dr. Landis previously served as Senior Vice President, Pharmaceutical Sciences of Schering-Plough Corporation, a pharmaceutical company, from September 2003 until his retirement in October 2008. In that role, Dr. Landis led the global pharmaceutical sciences function of pharmacy, analytical chemistry, process chemistry, biotechnology, quality assurance, clinical supplies and devices. Prior to that, Dr. Landis served as Senior Vice President, Preclinical Development at Pharmacia Corporation from 1997 until 2003 and led the global preclinical functions of toxicology, drug metabolism and pharmacokinetics, pharmaceutical sciences, analytical chemistry and laboratory animal care. Dr. Landis also served as Vice President, Central Nervous System Psychiatry, Critical Care and Inflammation Development for Pharmacia & Upjohn from 1995 through 1997. Prior to that, Dr. Landis was employed by The Upjohn Company, where he held positions of increasing responsibility in the areas of analytical research, quality assurance and quality control. He is a current member of Purdue University’s Drug Discovery Board. Over his career, Dr. Landis served on several other boards of directors, academic advisory panels and professional boards. Dr. Landis earned Ph.D. and M.S. degrees in Analytical Chemistry from Purdue University and a B.S. degree in Chemistry from Kent State University.
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
David Guyer, M.D.
Chairperson of the Compensation Committee and member of the Audit Committee and the Science Committee
David R. Guyer, M.D. is a Venture Partner at SV Health Investors and is the
co-founder
and current Executive Chairman of Iveric Bio (formerly Ophthotech). (Nasdaq: ISEE) until its annual meeting in May of 2021. Dr. Guyer served as Chairman of Iveric Bio’s board of directors since its inception in January 2007 to January 2017 and as the Chief Executive Officer from April 2013 to January 2017. Under his leadership, Ophthotech entered into one of the largest ex-US
partnering transactions ever in the biotechnology industry at that time with Novartis.
Dr. Guyer has significant medical, drug development, and commercial experience in ophthalmology, and in his career has served on approximately 20 Boards of both public and private companies. He co-founded
Eyetech Pharmaceuticals Inc. and served as its Chief Executive Officer and as a member of its board of directors from 2000 until it was acquired by OSI Pharmaceuticals, Inc. in November 2005.

Prior to
co-founding
Eyetech Pharmaceuticals, Dr. Guyer was a professor and served as Chairman of the Department of Ophthalmology at New York University School of Medicine. Dr. Guyer received a BS from Yale College and an MD from Johns Hopkins Medical School. Dr. Guyer completed his ophthalmology residency at Wilmer Ophthalmological Institute, Johns Hopkins Hospital and a retinal fellowship at the Massachusetts Eye and Ear Infirmary at Harvard Medical School.
We believe Dr. Guyer is qualified to serve on the Board because of his extensive executive leadership experience, his extensive experience in ophthalmology, his extensive experience in the life sciences industry as an entrepreneur and venture capital investor, and his service on the board of directors of other life sciences companies.
Ye Liu
Mr. Liu has over 20 years of experience in the pharmaceutical industry. Since November 2018, he has served as executive director and Chief Executive Officer of Ocumension Therapeutics (a company listed on Hong Kong Stock Exchange, stock code:1477) (Ocumension), a China-based ophthalmic pharmaceutical company dedicated to identifying, developing and commercializing first- or best-in-class
ophthalmic therapies.
Prior to joining Ocumension Therapeutics, Mr. Liu served as the chairman and general manager at Santen Pharmaceutical (China) Co., Ltd. from October 2014 to July 2018. From February 2009 to September 2014, Mr. Liu served as the head of the pharmaceutical affair division and later became the general manager of Eisai (China) Inc., responsible for the management of pharmaceutical affairs and development, and the overall corporate operation, respectively. From October 2006 to February 2009, Mr. Liu held positions including the national sales, senior business development manager, and the head of sales at Sandoz China Pharmaceutical Co., Ltd., responsible for marketing, sales and business development. Mr. Liu received a B.S. from Shanghai Medical University and an M.Sc. from Dalhousie University.
We believe Mr. Liu is qualified to serve on the Board because of his extensive executive leadership experience and his extensive experience in the life sciences industry in both sales and pharmaceutical development.
Executive Officers
Each of our executive officers holds office until the first meeting of our Board following the next annual meeting of stockholders and until such officer’s respective successor is chosen and qualified, unless a shorter period shall have been specified by the terms of such officer’s election or appointment. The following table sets forth information about our executive officers:

Name	Age	Position
Nancy Lurker	63	President and Chief Executive Officer
George Elston	56	Chief Financial Officer and Head of Corporate Development
Dario Paggiarino, M.D.	64	Senior Vice President and Chief Medical Officer
Scott Jones	54	Senior Vice President and Chief Commercial Officer
Nancy Lurker
Please refer to the section entitled “
Directors, Executive Officers, and Corporate Governance – Directors
” above for Ms. Lurker’s biographical information.

George Elston
Mr. Elston has served as our Chief Financial Officer and Head of Corporate Development since November 2019. Mr. Elston brings more than 25 years of diverse financial and senior leadership experience in the biopharmaceutical sector with both global publicly-traded and privately-held organizations. Mr. Elston most recently served as Chief Financial Officer and Head of Corporate Development at Enzyvant Therapeutics from December 2018 to September 2019 where he helped build the pre-commercial
rare disease firm leading to its recent 2019 acquisition. Before that, he was President and Chief Executive Officer at 2X Oncology, Inc. from May 2017 to October 2018, where he advanced the company from a spin-out
into a multiprogram, clinical-stage organization. He was also SVP and CFO of Juniper Pharmaceuticals, Inc. from October 2014 to December 2016 and prior to that, held senior executive roles at KBI Biopharma, Inc., Optherion, Inc., Elusys Therapeutics, Inc. and CR Bard. Mr. Elston began his career in public accounting at Pricewaterhouse (now PricewaterhouseCoopers LLP). He earned his B.B.A. in accounting from Pace University and is a Certified Public Accountant. He currently serves as a Trustee and Audit Committee Chairman of the DWS – DBX ETF Trust.
Dario Paggiarino, M.D.
Dr. Paggiarino has served as our Senior Vice President and Chief Medical Officer since April 2019, and was previously Vice President, Chief Medical Officer since August 2016. Prior to that, Dr. Paggiarino served since April 2013 as Senior Vice President and Chief Development Officer of Lpath, Inc., a biotechnology company focused on the discovery and development of lipidomic-based therapeutic antibodies that target bioactive signaling lipids to treat a wide range of human diseases. Dr. Paggiarino served as Vice President and Therapeutic Unit Head for retina diseases at Alcon, a division of Novartis from 2011 to 2013. He served as Executive Director of Clinical Development and Medical Affairs at Pfizer Global R&D, a division of Pfizer, Inc., from 2001 to 2011. Earlier in his career, he held research and development positions of increasing responsibility at Angelini Pharmaceuticals, Inc., an affiliate of Angelini S.p.A, a privately-owned company, ultimately serving as president, and later joined Pharmacia Global R&D, a division of Pharmacia Corporation, where he was clinical program director of ophthalmology. Dr. Paggiarino obtained a Medical Doctor (M.D.) degree (Cum Laude) from the University of Rome School of Medicine, Italy, and the Italy Department of Health Board Certification in General Medicine and Surgery.
Scott Jones
Mr. Jones has served as our Chief Commercial Officer since June 2019. Prior to that, from 2013 to June 2019, Mr. Jones served in various roles at Notal Vision, an ophthalmological diagnostic services company, most recently as Chief Commercial Officer, Vice President of Business Development, and earlier as President. Before joining Notal Vision, from 2009 to 2013, Mr. Jones served as President of QLT Ophthalmics. Prior to that, from 2006 to 2009, Mr. Jones served as Executive Director, Health Policy at Novartis Pharmaceuticals. Mr. Jones also served as Executive Director and Head of Market Access and Government Affairs at Novartis Ophthalmics from 2004 to 2006, as well as other roles of varying responsibility at Novartis and at Ciba Geigy from 1989 to 2004. Mr. Jones received an M.A. in political science and a Certificate in Public Administration from the University of Florida, as well as a Bachelor of Science in Chemistry.
Family Relationships
There are no family relationships among any of our directors or executive officers.
Arrangements between Officers and Directors
Mr. Eastman was appointed to the Board as the designee of EW Healthcare Partners, L.P. (EWHP), and EW Healthcare
Partners-A,
L.P.
(EWHP-A),
pursuant to the terms of that certain Securities Purchase Agreement, dated March 28, 2018, by and among us, EWHP and
EWHP-A,
(First Tranche Securities Purchase Agreement). Mr. Eastman is a Managing Director of EW Healthcare Partners, which is an affiliate of both EWHP and
EWHP-A.
Per the terms of the First Tranche Securities Purchase Agreement, EWHP and
EWHP-A
have the right, subject to certain customary limitations and restrictions, to nominate one individual to our Board for so long as they beneficially own shares of our common stock.

Dr. Ando was appointed to the Board as the designee of EWHP and
EWHP-A,
pursuant to the terms of that certain Second Tranche Securities Purchase Agreement, dated March 28, 2018, by and among us, EWHP,
EWHP-A
and the other accredited investors signatory thereto, (Second Tranche Securities Purchase Agreement). Dr. Ando is Senior Advisor to EWHP, which is an affiliate of both EWHP and
EWHP-A.
Per the terms of the Second Tranche Securities Agreement, EWHP and
EWHP-A
will have the right, subject to certain customary limitations and restrictions, to nominate one additional individual to our Board for so long as they beneficially own shares of our common stock.
On December 31, 2020 (Closing Date), we entered into a Share Purchase Agreement (Share Purchase Agreement) with Ocumension, pursuant to which we offered and sold to Ocumension 3,010,722 shares of our common stock at a purchase price of $5.2163 per share. On the Closing Date, we entered into a Voting and Investor Rights Agreement (Voting Agreement), with Ocumension, EWHP and EWHP-A.
Pursuant to the Voting Agreement, for so long as Ocumension owns a number of shares of our common stock equal to at least 75% of the shares of our common stock it acquired on the Closing Date, and subject to compliance with applicable law and our guidelines with respect to the nomination of directors, Ocumension is entitled to designate for nomination one person (Investor Designee) to serve as a member of our Board, the Science Committee and certain other ad-hoc
committees of the Board. Notwithstanding the foregoing, in accordance with Nasdaq Listing Rule 5640, Ocumension will not be entitled to designate for nomination any person to serve as a member of our Board if, at any time, Ocumension owns a number of shares of our common stock representing less than 5% of the shares of our common stock outstanding. Pursuant to the Voting Agreement, for so long as EWHP and
EWHP-A
beneficially own at least 10% of the outstanding shares of our common stock, EWHP and
EWHP-A
agreed to vote in favor of the Investor Designee at each election of the Board. The initial Investor Designee is Ye Liu.
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
EyePoint Pharmaceuticals, Inc.
480 Pleasant Street, Suite A210
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

Code of Business Conduct
We have adopted a Code of Business Conduct applicable to each of our officers, directors and employees, and consultants and contractors to, us and our subsidiaries, including our principal executive officer and principal financial officer. The Code of Business Conduct is a set of policies on key integrity issues that requires our representatives to act ethically and legally. It includes policies with respect to conflicts of interest, compliance with laws, insider trading, corporate opportunities, competition and fair dealing, discrimination and harassment, health and safety, record-keeping, confidentiality, protection and proper use of assets, payments to government personnel and reports to and communications with the SEC and the public. The Code of Business Conduct is available under “Governance Overview” within the “Investors—Corporate Governance” section of our website at
www.eyepointpharma.com
.
We intend to disclose any future amendments to, or waivers from, the Code of Business Conduct that affect our directors or senior financial and executive officers within four business days of the amendment or waiver by posting such information on the “Investor” section of our website at www.eyepointpharma.com under “Corporate Governance—Governance Overview.”
CORPORATE GOVERNANCE AND BOARD MATTERS
Executive and Director Compensation Processes
The agenda for each meeting of the Compensation Committee is usually developed by the chair of the Compensation Committee in consultation with our Chief Executive Officer. The Compensation Committee meets regularly in executive session. From time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. No officer may participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding the compensation for such officer or employee. Our Chief Executive Officer provides recommendations to our Compensation Committee with respect to executive and employee compensation, other than her own compensation. The Compensation Committee takes into consideration Ms. Lurker’s input in granting annual bonuses or equity awards and setting compensation levels.
The charter of the Compensation Committee grants the Compensation Committee full access to all of our books, records, facilities and personnel, as well as the authority to obtain, at our expense, advice and assistance from internal and external legal, accounting or other advisors and consultants and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. In particular, the Compensation Committee has the authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms.
During 2020, the Compensation Committee retained Radford, part of the Rewards Solutions practice at Aon plc, as its independent consultant to assist in evaluating our executive compensation programs and practices and to make recommendations regarding compensation for the year ended December 31, 2020. During this process, Radford:

•	prepared competitive market data for the compensation of our executive management team;

•	evaluated the continued appropriateness of and made recommendations regarding our peer group;

•	analyzed our short term and long-term incentive plan designs;

•	reviewed equity retention and our equity burn rate and dilution levels relative to the market;

•	assessed our compensation practices and levels against those of our peer group companies and the broader marketplace;

•	made recommendations regarding base salary, target bonus percentage and long-term incentive compensation for each Named Executive Officer; and

•	updated the Compensation Committee on compensation trends and regulatory developments.
None of Radford, Aon or their affiliates provides other services to us. The Compensation Committee assessed the independence of Radford pursuant to SEC rules and concluded that no conflict of interest existed that would prevent Radford from independently representing the Compensation Committee. The Compensation Committee has sole responsibility for the selection, engagement, removal and compensation of its compensation consultant.

The Compensation Committee may form and delegate any or all of its duties or responsibilities to a subcommittee of the Compensation Committee, to the extent consistent with our Certificate of Incorporation, bylaws and applicable laws and rules of markets in which our securities then trade.
Board Committees
The Board has four standing committees: the Audit Committee, the Compensation Committee, the Governance and Nominating Committee and the Science Committee. Each standing committee has a written charter. Each of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee is comprised entirely of independent directors. The Science Committee is currently comprised of independent directors; however it may also in the future include members of our R&D organization and other members of executive management in accordance with its charter. While each committee has designated responsibilities, the committees act on behalf of the entire Board and regularly report on their activities to the entire Board. Details concerning the role and structure of the Board and each Board committee are contained in the Corporate Governance Guidelines and the committee charters, available on the “Investor” section of our website at
www.eyepointpharma.com
under “Corporate Governance.”
The members of the Audit Committee are Ms. DiCicco (chair), Dr. Guyer and Mr. Godshall. Ms. DiCicco and Dr. Guyer were members of the Audit Committee during the year ended December 31, 2020. Mr. Godshall joined the committee on January 1, 2021, and will not be standing for re-election
at the Annual Meeting. Dr. Ando will be joining the committee upon the conclusion of the Annual Meeting.
The Board has determined that all members of the Audit Committee are independent for purposes of service on the Audit Committee as provided in SEC and Nasdaq rules, as applicable. The Board also has determined that Ms. DiCicco, Dr. Guyer and Dr. Ando are audit committee financial experts.

ITEM 11.	EXECUTIVE COMPENSATION
EXECUTIVE OFFICER AND DIRECTOR COMPENSATION
Our named executive officers for the year ended December 31, 2020 are Nancy Lurker, our President and Chief Executive Officer, George Elston, our Chief Financial Officer and Head of Corporate Development, Dario Paggiarino, our SVP and Chief Medical Officer and Scott Jones, our SVP and Chief Commercial Officer, who we collectively refer to as our Named Executive Officers.

Summary Compensation Table
The following table and footnotes provide information regarding the compensation of our Named Executive Officers for the year ended December 31, 2020 and the year ended December 31, 2019:

Executive Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)		Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Nancy Lurker	2020	581,957	—	482,460		563,216	454,508	15,660	2,097,801
President and Chief Executive Officer	2019	577,037	—	650,207	(6)	693,165	144,034	15,340	2,079,783
George Elston	2020	440,000	—	—		83,104	236,940	15,660	775,704
Chief Financial Officer and Head of Corporate Development	2019	58,385	20,000	—		635,555	—	2,068	716,008
Dario Paggiarino	2020	436,156	—	158,864		185,417	242,371	15,660	1,038,468
SVP and Chief Medical Officer	2019	420,862	—	—		275,775	105,188	15,340	817,165
Scott Jones	2020	376,250	—	158,864		185,417	212,135	15,660	948,326
Chief Commercial Officer

(1)
These amounts represent the discretionary annual bonuses paid to the Named Executive Officers as follows; In 2019, Mr. Elston was granted a $20,000 discretionary bonus and did not participate in the
Non-Equity
Incentive Plan;

(2)
These amounts represent the aggregate grant date fair value of restricted stock unit awards and performance stock unit awards granted during the applicable fiscal year period computed in accordance with FASB ASC Topic 718. For a more detailed discussion of the valuation model and assumptions used to calculate the fair value of each stock award, refer to Note 11 of the consolidated financial statements included in our Annual Report on Form
10-K
for the year ended December 31, 2020 filed on March 12, 2021. The grant date fair value was measured at the date of Compensation Committee approval of stock awards to our Named Executive Officers.

(3)
These amounts represent the aggregate grant date fair value of option awards granted during the applicable fiscal year period computed in accordance with FASB ASC Topic 718. The grant date fair value of the option awards is estimated using the Black-Scholes option pricing model. For a more detailed discussion of the assumptions used to calculate the fair value of each option award, refer to Note 11 of the consolidated financial statements included in our Annual Report on Form
10-K
for the year ended December 31, 2020 filed on March 12, 2021. The grant date fair value was measured at the date of Compensation Committee approval of option awards to our Named Executive Officers. The option award granted to Mr. Elston during 2019 was an inducement grant in connection with his hire as Chief Financial Officer on November 14, 2019, which was granted outside of the 2016 Plan but is subject to the terms and conditions of the 2016 Plan.

(4)	These amounts represent the amount of the annual performance bonus earned by the Named Executive Officer for calendar years 2020 and 2019, as applicable.
(5)	These amounts consist of 401(k) employer matching contributions and payment of group term life insurance premiums.
(6)
This amount includes the grant date fair value of the service-based restricted stock units granted to Ms. Lurker on February 21, 2019, which was subject to shareholder approval at the June 25, 2019 annual meeting of stockholders. Accordingly, the grant date fair value of this award is equal to the closing price of our common stock on the grant date ($1.58) multiplied by the number of restricted stock units granted (411,523). The exercise price and number of restricted stock units were adjusted to ($15.80) and (41,152) in connection with the reverse stock split on December 8, 2020.

Narrative Disclosure to Summary Compensation Table
2020 Fiscal Year Base Salaries
In 2020, the annual base salary was $581,957 for Ms. Lurker, $440,000 for Mr. Elston, $439,875 for Dr. Paggiarino and $385,000 for Mr. Jones. For the fiscal year ending December 31, 2021, the Compensation Committee approved salary increases of 3.5% for each of our Named Executive Officers, with effect from April 1, 2021. The resulting annual base salaries are as follows; $610,325 for Ms. Lurker (inclusive of an $8,000 market adjustment), $455,400 for Mr. Elston, $455,271 for Dr. Paggiarino and $408,475 for Mr. Jones (inclusive of a $10,000 market adjustment).
2020 Fiscal Year
Non-Equity
Incentive Plan Compensation
Each of our executive officers is eligible to receive an annual performance bonus based on the achievement of corporate goals, as determined by our Board of Directors, and individual performance goals, as recommended by our Chief Executive Officer and approved by the Compensation Committee. The performance bonus for our Chief Executive Officer is weighted 100% for achievement of our corporate goals, whereas the performance bonus for our other named executive officers is weighted 75% for corporate goal achievement and 25% for individual goal achievement. The annual target bonus as a percentage of base salary was established at 55% for Ms. Lurker and 40% for each of Mr. Elston, Dr. Paggiarino and Mr. Jones.
The corporate goals were established for the year ended December 31, 2020. The Compensation Committee approved a corporate performance score of 142% as recommended by our Chief Executive Officer, for the year ended December 31, 2020. Dr. Paggiarino and Mr. Jones were given an individual performance score of 125% and Mr. Elston received an individual performance score of 112.5%. Actual bonus amounts earned with respect to the 142% corporate goal achievement and the individual performance scores for the year ended December 31, 2020 are reflected in the
“Non-Equity
Incentive Plan Compensation” column of the Summary Compensation Table above.
2020 and 2021 Fiscal Year Equity Award Grants
On February 28, 2020, the Compensation Committee approved the following option grants to our Named Executive Officers: 74,800 options to Ms. Lurker, 11,037 options to Mr. Elston (pursuant to his employment agreement), and 24,625 options to Dr. Paggiarino. The exercise price of these options was $12.90 per share, the closing price of the Company’s common stock on the date of Compensation Committee approval, and the options vest on a monthly basis over a four-year period. In addition, the Compensation Committee approved the following restricted stock unit (RSU) awards: 37,400 RSUs to Ms. Lurker and 12,315 RSUs to Dr. Paggiarino, and the awards vest as to one third on June 30, 2020 and then a third on each of the second and third anniversary of the grant date. The amounts in this paragraph reflect the adjustments that we made to our outstanding equity awards in connection with the
1-for-10
reverse stock split that we announced in December 2020.
On February 9, 2021, the Compensation Committee approved the following option grants to our Named Executive Officers: 213,700 options to Ms. Lurker and 60,300 options to each of Mr. Elston, Dr. Paggiarino and Mr. Jones. The exercise price of these options is $13.13 per share, the closing price of the Company’s common stock on the date of Compensation Committee approval, and the options will vest as to 25% of the shares subject to the option after one year and then ratably over 36 months thereafter. In addition, the Compensation Committee approved the following restricted stock units (RSUs) to our Named Executive Officers: 52,600 to Ms. Lurker and 14,900 to each of Mr. Elston, Dr. Paggiarino and Mr. Jones. with pro rata annual vesting over three years. Each of these equity awards is subject to the approval of Annual Meeting Proposal No. 2, as discussed further below, to amend our 2016 Plan to increase by 2,500,000 the number of shares of common stock authorized for issuance under the 2016 Plan.
401(k) Plan
We maintain a defined contribution 401(k) retirement plan (401(k) Plan) for all employees in the United States, including our Named Executive Officers. Employees are eligible to participate in the 401(k) Plan in the month following their date of hire. Under the terms of the 401(k) Plan, participating employees may defer up to 100% of their pre-tax
salary provided that such deferral is not in excess of the applicable statutory limits within any calendar year. The Company matches 100% of employee contributions up to a maximum of 5% of salary and bonus compensation, subject to annual Internal Revenue Service limits. Employee contributions and our company matching contributions to the 401(k) Plan vest immediately.

Employee Benefits and Perquisites
Our Named Executive Officers are eligible to participate in our health and welfare programs to the same extent as all full-time employees generally and are entitled to 20 days of annual paid time off in accordance with our vacation policy. We also provide our Named Executive Officers and other employees with group term life insurance and short and long-term disability (LTD) insurance at our expense. Under the terms of the group LTD policy, premiums paid by the Company are included in the employee’s taxable income, provided that any benefits payable to an employee under the LTD policy are not subject to income tax.
Employment Agreements
Nancy Lurker, who became our President and Chief Executive Officer on September 15, 2016, is employed under an employment agreement with us that provides for a minimum base salary, a discretionary annual cash bonus based on the achievement of Company performance goals, discretionary equity incentives and severance payments as described further below under
 Additional Narrative Disclosure—Termination-Based Compensation
.
George Elston, who became our Chief Financial Officer on November 14, 2019, is employed under an employment agreement that provides for a minimum base salary, a discretionary annual cash bonus based on the achievement of Company and individual performance goals, discretionary equity incentives and severance payments as described further below under
Additional Narrative Disclosure—Termination-Based Compensation
. In addition, as an inducement to his hire, Mr. Elston was due an additional equity grant to reflect any dilution caused by an equity financing round that closed prior to March 31, 2020. The Company closed on an equity financing round on February 25, 2020 and subsequently the Compensation Committee approved the additional grant as noted above on February 28, 2020.
Dario Paggiarino, who initially became our Vice President, Chief Medical Officer on August 1, 2016, is employed under an employment agreement with us that provides for a base salary, a discretionary annual cash bonus based on the achievement of Company and individual performance goals, discretionary equity incentives and severance payments as described further below under
 Additional Narrative Disclosure—Termination-Based Compensation
.
Scott Jones, who became our Senior Vice President, Chief Commercial Officer on June 10, 2019, is employed under an employment agreement with us that provides for a base salary, a discretionary annual cash bonus based on the achievement of Company and individual performance goals, discretionary equity incentives and severance payments as described further below under
 Additional Narrative Disclosure—Termination-Based Compensation
.

Outstanding Equity Awards at 2020 Year End
The following table and footnotes provide information concerning outstanding equity awards for our Named Executive Officers as of December 31, 2020:

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)			Option Exercise	Option Expiration	Number of shares or units of stock that have not		Market value of shares or units of stock that have not vested	Equity incentive plan awards: number of unearned shares, units or other rights that have not	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not yet vested
Name	Exercisable	Unexercisable		Price ($)	Date	vested (#)		($) (8)	vested (#)	($)
Nancy Lurker	85,000	—		36.3000	09/15/26
	24,000	—		17.7000	06/27/27
	36,000	18,000	(1)	20.4000	06/14/28
	42,636	50,364	(1)	26.5000	02/21/29
	15,590	59,210	(1)	12.9000	02/28/30
						56,867	(5)	374,185
George Elston	20,179	54,321	(2)	14.2000	11/14/29
	2,300	8,737	(2)	12.9000	02/28/30
Dario Paggiarino	23,000	—		39.3000	08/01/26
	6,000	—		17.7000	06/27/27
	11,367	5,683	(3)	20.4000	06/14/28
	16,962	20,038	(3)	26.5000	02/21/29
	5,131	19,494	(3)	12.9000	02/28/30
						9,630	(6)	63,365
Scott Jones	13,130	21,870	(4)	14.7000	06/10/29
	5,131	19,494	(4)	12.9000	02/28/30
						8,210	(7)	54,022

(1)
Ms. Lurker’s unexercisable options vest and become exercisable as follows: 18,000 in one installment on June 14, 2021, 50,364 ratably monthly through February 21, 2023 and 59,210 ratably monthly through February 28, 2024.

(2)	Mr. Elston’s unexercisable options vest and become exercisable as follows: 54,321 ratably monthly through November 14, 2023 and 8,737 ratably monthly through February 28, 2024.
(3)
Dr. Paggiarino’s unexercisable options vest and become exercisable as follows: 5,683 in one installment on June 14, 2021, 20,038 ratably monthly through February 21, 2023 and 19,494 ratably monthly through February 28, 2024.

(4)	Mr. Jones’ unexercisable options vest and become exercisable as follows: 21,870 ratably monthly through June 10, 2023 and 19,494 ratably monthly through February 28, 2024.
(5)
Ms. Lurker’s restricted stock units vest as follows: 4,500 in one equal annual installment commencing June 14, 2021, 27,434 in two equal annual installments commencing February 21, 2021, 24,933 in two annual installments commencing on February 28, 2021.

(6)	Dr. Paggiarino’s restricted stock units vest as follows: 1,420 in one equal annual installment commencing June 14, 2021 and 8,210 in two equal annual installments commencing February 28, 2021.
(7)	Mr. Jones’ restricted stock units vest as follows: 8,210 in two equal annual installments commencing February 28, 2021.
(8)	The market price of unvested and unearned stock awards is calculated based on the closing price of our common stock at December 31, 2020 of $6.58, as reported on the Nasdaq Global Market.

Additional Narrative Disclosure
Stock Ownership Guidelines
We have adopted stock ownership guidelines for our executive officers. These guidelines were established to further align the interests of our executive officers with those of our stockholders and to promote our commitment to sound corporate governance practices. The ownership guidelines for our executive officers are listed below:

Multiple of Base Salary
Chief Executive Officer	3x
Each Other Executive Officer covered by the Guidelines	1x
Owned shares as well as shares underlying vested stock options, to the extent such options are “in-the-money,”
unvested restricted shares (including performance shares) and vested restricted shares are counted towards meeting the guidelines.
All executive officers have five years from the date of their appointment as a Section 16 officer to meet these guidelines, and their stock ownership is reviewed annually by the Compensation Committee. For Ms. Lurker, Dr. Paggiarino, Mr. Elston and Mr. Jones, the compliance deadline is September 15, 2021, August 1, 2021, November 14, 2024 and June 10, 2024, respectively.
Clawback Policy
We have also adopted a clawback policy that permits the Company to recover, from any current or former executive officer, including any named executive officer, whose fraud or intentional misconduct contributes to the circumstances requiring the Company to prepare an accounting restatement due to material non-compliance
of the Company with any financial reporting requirement under U.S. federal securities laws, up to 100% of any incentive-based compensation received by such officer from the Company during the one-year
period preceding the date on which the Company is required to prepare such accounting restatement.
Termination-Based Compensation
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
Pursuant to the applicable award agreements, (x) with respect to the stock options held by Ms. Lurker that remain unvested in whole or in part, any unvested portion that would have vested as of the first anniversary following the date of her termination by us without cause or by Ms. Lurker with good cause will vest upon any such termination, and such options would remain exercisable until the earlier of (i) three months thereafter and (ii) the applicable option expiration date; and (y) with respect to any unvested time-based restricted stock units held by Ms. Lurker that would have vested as of the first anniversary following the date of her termination of employment by us without cause or by Ms. Lurker with good cause, such units would vest upon any such termination.

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
George Elston
If Mr. Elston’s employment is terminated by us without “cause” or by Mr. Elston for “good cause” (as such terms are defined in his employment agreement), Mr. Elston will be entitled to (a) his base salary for the period of 12 months from the date of termination; (b) 100% of his target bonus, payable in equal installments during the period of base salary continuation payable in clause (a); and (c) reimbursements equal to the portion of the monthly health premiums paid by us on Mr. Elston’s behalf and that of his eligible dependents immediately preceding the date that Mr. Elston’s employment terminates until the earlier of (i) the last day of the period of base salary continuation under clause (a) and (ii) that date that Mr. Elston and his eligible dependents become ineligible for COBRA coverage. In addition to the payments set forth in the preceding paragraph, upon the termination of Mr. Elston’s employment for any reason, Mr. Elston will be entitled to receive any earned or accrued amounts and vested benefits that remain unpaid as of the date of his termination of employment.
Pursuant to the applicable award agreements, (x) with respect to all options held by Mr. Elston, any unvested portion that would have vested as of the first anniversary following the date of his termination of employment by us without cause or by Mr. Elston with good cause would vest upon any such termination, and such options would remain exercisable until the earlier of (1) three months thereafter and (2) the applicable option expiration date; and (y) with respect to any unvested time-based restricted stock units held by Mr. Elston that would have vested as of the first anniversary following the date of his termination of employment by us without cause or by Mr. Elston with good cause, such units would vest upon any such termination. In addition, upon any such termination within 24 months of a change of control, (i) any unvested portion of Mr. Elston’s options would vest and become exercisable upon such termination, and such options would remain exercisable until the earlier of (A) one year thereafter and (B) the applicable option expiration date and (ii) any unvested portion of Mr. Elston‘s time-based restricted stock units would vest upon any such termination.
In addition to the severance benefits described above, Mr. Elston’s employment agreement provides that if we terminate his employment without cause or if Mr. Elston terminates his employment with us for good cause, following, in each case, a change of control, as defined in Mr. Elston’s employment agreement, any stock options or restricted stock held by Mr. Elston at the time of such change of control and assumed or substituted in connection with such change of control, will, following his termination as described above, accelerate and vest in full and such options will remain exercisable until the earlier of the first anniversary of Mr. Elston’s termination (or three months following such termination in the case of incentive stock options) and the last day of any applicable option term.

Mr. Elston’s right to receive the severance payments and benefits described above under his employment agreement is conditioned upon his execution and non-revocation
of a separation agreement containing a general release of claims. Pursuant to a Confidential Information,
Non-Disclosure,
Non-Solicitation,
Non-Compete,
and Rights to Intellectual Property Agreement entered into by Mr. Elston in connection with his appointment as our Chief Financial Officer and Head of Corporate Development, Mr. Elston is subject to certain restrictive covenants, including non-disclosure
of confidential information, assignment of rights to intellectual property, a non-competition
covenant that runs for 12 months following his termination of employment for any reason, a non-solicitation
covenant with respect to certain of our customers, vendors, suppliers and business partners that runs for 12 months following his termination of employment for any reason and a non-solicitation
covenant with respect to our employees and independent contractors that runs for 12 months following his termination of employment.
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
In addition to the severance benefits described above, Dr. Paggiarino’s employment agreement provides that if we terminate his employment without cause or if Dr. Paggiarino terminates his employment with us for good cause, following, in each case, a change of control, as defined in Dr. Paggiarino’s employment agreement, any stock options or restricted stock held by Dr. Paggiarino at the time of such change of control and assumed or substituted in connection with such change of control, will, following his termination as described above, accelerate and vest in full and such options will remain exercisable until the earlier of the first anniversary of Dr. Paggiarino’s termination (or three months following such termination in the case of incentive stock options) and the last day of any applicable option term.
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

Scott Jones
If we terminate Mr. Jones’ employment without “cause,” or if Mr. Jones terminates his employment with us for “good cause” (as such terms are defined in his employment agreement), we are obligated to (i) pay Mr. Jones’ base salary for a period of 12 months, payable in accordance with our then-current payroll practices, (ii) pay Mr. Jones an amount equal to his annual target bonus, payable in equal installments during the period of base salary continuation under clause (i) above, and (iii) provided that Mr. Jones timely elects COBRA continuation coverage for himself and his eligible dependents, pay Mr. Jones a monthly amount that equals the portion of the monthly health premiums paid by us on behalf of him and his eligible dependents immediately preceding the date that his employment terminates until the earlier of the last day of the period of Mr. Jones’ base salary continuation or the date that Mr. Jones and his eligible dependents become ineligible for COBRA continuation coverage pursuant to applicable law or plan terms.
Pursuant to the applicable award agreements, (x) with respect to all options held by Mr. Jones, any unvested portion that would have vested as of the first anniversary following the date of his termination of employment by us without cause or by Mr. Jones with good cause would vest upon any such termination, and such options would remain exercisable until the earlier of (1) three months thereafter and (2) the applicable option expiration date; and (y) with respect to any unvested time-based restricted stock units held by Mr. Jones that would have vested as of the first anniversary following the date of his termination of employment by us without cause or by Mr. Jones with good cause, such units would vest upon any such termination. In addition, upon any such termination within 24 months of a change of control, (i) any unvested portion of Mr. Jones’ options would vest and become exercisable upon such termination, and such options would remain exercisable until the earlier of (A) one year thereafter and (B) the applicable option expiration date and (ii) any unvested portion of Mr. Jones’ time-based restricted stock units would vest upon any such termination.
In addition to the severance benefits described above, Mr. Jones’ employment agreement provides that if we terminate his employment without cause or if Mr. Jones terminates his employment with us for good cause, following, in each case, a change of control, as defined in Mr. Jones’ employment agreement, any stock options or restricted stock held by Mr. Jones at the time of such change of control and assumed or substituted in connection with such change of control, will, following his termination as described above, accelerate and vest in full and such options will remain exercisable until the earlier of the first anniversary of Mr. Jones’ termination (or three months following such termination in the case of incentive stock options) and the last day of any applicable option term.
Mr. Jones’ right to receive the severance payments and benefits described above under his employment agreement is conditioned upon his execution and non-revocation
of a separation agreement containing a general release of claims. Mr. Jones’ employment agreement contains certain restrictive covenants, including non-disclosure
of confidential information, assignment of rights to intellectual property, a non-competition
covenant that runs for 12 months following his termination of employment for any reason, a non-solicitation
covenant with respect to certain of our customers, vendors, suppliers and business partners that runs for 12 months following his termination of employment for any reason and a non-solicitation
covenant with respect to our employees and independent contractors that runs for 12 months following his termination of employment.

DIRECTOR COMPENSATION
Compensation Summary
The following table and footnotes provide information regarding the compensation paid to our non-executive
directors for the year ended December 31, 2020:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)(2)	Stock Awards ($) (1)(2)	All Other Compensation ($)	Total ($)
Göran Ando	69,000	28,485	27,735	—	125,220
David Mazzo (3)	32,854	24,786	24,510	—	82,150
Douglas Godshall	57,500	24,786	24,510	—	106,796
Jay Duker (4)	28,228		24,510	—	52,738
Kristine Peterson (5)	54,681	24,786	24,510	—	103,977
Ron Eastman	—	—	—	—	—
John Landis	46,000	24,786	24,510	—	95,296
David Guyer	68,845	24,786	24,510	—	118,141
Wendy DiCicco	60,000	24,786	24,510	—	109,296
Ye Liu (6)	—	—	—	—	—

(1)
The amounts in these columns reflect the grant date fair value as determined in accordance with FASB ASC Topic 718. The underlying valuation assumptions for equity awards are further disclosed in Note 11 of the audited financial statements filed with our Annual Report on Form
10-K
for the year ended December 31, 2020.

(2)	The following table shows the aggregate number of outstanding shares underlying outstanding options and vested deferred stock awards held by our non-executive directors as of December 31, 2020:

Name	Outstanding Option Awards	Outstanding Stock Awards
Göran Ando	18,350	2,150
David Mazzo	26,666	—
Douglas Godshall	28,016	1,900
Jay Duker	14,016	1,900
Kristine Peterson	18,016	—
Ron Eastman	—	—
John Landis	15,350	1,900
David Guyer	11,350	1,900
Wendy DiCicco	11,350	1,900
Ye Liu	—	—

(3)	Dr. Mazzo did not stand for re-election at the 2020 Annual Meeting, but is included above to show amounts earned during 2020 while still serving.
(4)	Dr. Duker resigned from the board on July 13, 2020 and became our Chief Strategic Scientific Officer. These amounts represent only his compensation earned from being a member of our board during 2020.
(5)	Ms. Peterson resigned from the board on December 31, 2020.
(6)	Mr. Liu was appointed by Ocumension Therapeutics as their Investor Designee pursuant to the terms of the Share Purchase Agreement as filed with the SEC on Form 8-K, January 4, 2021.

Elements of
Non-Executive
Director Compensation
The rates of compensation to
our non-executive directors
in effect for the year ended December 31, 2020, and continuing until otherwise modified in the future, were as follows:

•	annual retainer of $60,000 for the Board chair and $40,000 for each other Board member (as of February 2021, $75,000 and $45,000, respectively;

•	annual retainer of $20,000 for the chair and $10,000 for each member of the Audit Committee;

•	annual retainer of $15,000 for the chair and $7,500 for each member of the Compensation Committee;

•	annual retainer of $10,000 for the chair and $5,000 for each member of the Governance and Nominating Committee;

•	annual retainer of $8,000 for the chair and $4,000 for each member of the Science Committee (as of February 2021, $15,000 and $7,500, respectively;

•	in the event a director attends more than twelve committee meetings, meeting attendance fees of $1,000 for each Board and committee meeting attended thereafter;

•	initial grant of an option to purchase 8,000 shares for a new director, which vests in three equal annual installments commencing on the first anniversary of the date of grant;

•
annual grants of options for the Board chair and other
non-executive
directors, other than Mr. Eastman and Mr. Liu, subject to allowable allocations between stock options and stock units utilizing relative values between each instrument determined in consultation with the Company’s compensation consultant. Annual grants vest on the first anniversary of the date of grant.

On February 9, 2021, the Compensation Committee approved the following annual equity awards consisting of stock options and restricted stock awards as described above. Each of these equity awards is subject to the approval of Annual Meeting Proposal No. 2, as discussed further below, to amend our 2016 Plan to increase by 2,500,000 the number of shares of common stock authorized for issuance under the 2016 Plan.

Name	Option Award	Stock Award
Göran Ando	12,000	2,750
Douglas Godshall	11,000	2,500
John Landis	11,000	2,500
David Guyer	11,000	2,500
Wendy DiCicco	11,000	2,500
Ms. Lurker receives no additional compensation for serving as a director. Neither Mr. Eastman nor Mr. Liu receive compensation for serving as a director, although they are entitled to seek reimbursement for reasonable expenses incurred in connection with service on the Board and is entitled to the same benefits, including benefits under any director and officer indemnification or insurance policy maintained by us, as any other non-employee
director of the Board.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
STOCK OWNERSHIP
Stock Ownership of Directors, Officers and Principal Stockholders
At the close of business on April 26, 2021, there were 28,741,475 shares of our common stock issued and outstanding and entitled to vote. On April 26, 2021, the closing price of our common stock as reported on the Nasdaq Global Market was $10.29 per share. The following table sets forth certain information relating to the beneficial ownership of our common stock as of April 26, 2021 by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;

•	each of our directors;

•	each of our Named Executive Officers (as defined below); and

•	all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC as indicated in the footnotes to the table below.
Unless otherwise indicated, the address for each of the beneficial owners listed below is: c/o EyePoint Pharmaceuticals, Inc., 480 Pleasant Street, Suite A210, Watertown, MA 02472, United States.

Beneficial Owner	Aggregate Number of Shares Beneficially Owned (1)	Percent of Shares Beneficially Owned
Greater Than 5% Stockholder:
EW Healthcare (2)(3)	4,190,921	14.58%
Ocumension Therapeutics (4)	3,010,722	10.48%
Adage Capital (5)	1,500,000	5.22%
Executive Officers and Directors:
Göran Ando	20,000	*
Nancy Lurker (6)	354,191	1.22%
Douglas Godshall	35,448	*
Ron Eastman (2)(3)	4,190,921	14.58%
John Landis	18,584	*
David Guyer	10,584	*
Wendy DiCicco	7,917	*
Ye Liu (4)	3,010,722	10.48%
George Elston	37,681	*
Dario Paggiarino	88,346	*
Scott Jones	32,580	*
All current directors and executive officers as a group (11 persons)	7,806,974	26.74%

*	Represents holdings of less than 1% of our outstanding common stock
(1)
Reflects sole voting and investment power, except as indicated below. Includes shares of common stock that each of the following persons had the right to acquire on April 26, 2021 or within sixty (60) days thereafter through (i) the exercise of stock options: Dr. Ando (17,850), Ms. Lurker (240,645), Mr. Godshall (28,016), Dr. Landis (12,684), Dr. Guyer (8,684), Ms. DiCicco (6,017), Mr. Elston (32,942), Dr. Paggiarino (75,334) and Mr. Jones (25,200) and (ii) for the issuance of common shares underlying restricted stock units: Ms. Lurker (4,500) and Dr. Paggiarino (1,420) and (iii) the issuance of common shares underlying deferred stock units: Mr. Godshall (1,916).

(2)
Based, in part, on information provided on a Schedule 13D/A filed jointly on February 13, 2019 by EWHP,
EWHP-A,
Essex Woodlands Fund
IX-GP,
L.P., a Delaware limited partnership, or Essex IX Fund GP, Essex Woodlands IX, LLC, a Delaware limited liability company, or Essex IX General Partner, Martin P. Sutter, an individual, R. Scott Barry, an individual, Ronald W. Eastman, an individual, and Petri Vainio, an individual, each of which serve as a Manager and collectively as the Managers. Essex IX Fund GP is the general partner of each of EWHP and
EWHP-A,
and Essex IX General Partner is the general partner of Essex IX Fund GP. The Managers are each managers of Essex IX General Partner. EWHP and
EWHP-A
have the sole voting and investment power with respect to their respective shares of common stock. Each of the Managers may be deemed to have shared voting and dispositive power with respect to the shares of common stock registered hereunder. Each of Essex IX Fund GP, Essex IX General Partner and the Managers, including Mr. Eastman, disclaims beneficial ownership of the shares held by EWHP and
EWHP-A,
except to the extent of any pecuniary interests therein. The principal address of EWHP,
EWHP-A,
Essex IX Fund GP, Essex IX General Partner and each of the Managers is 21 Waterway Avenue, Suite 225, The Woodlands, Texas 77380.

(3)	Consists of 4,028,831 shares of common stock held by EWHP and 162,090 shares of common stock held by EWHP-A.

(4)
Based, in part, on information provided on a Schedule 13D filed on January 21, 2021 by Ocumension Therapeutics. Ocumension named Mr. Liu as their Investor Designee per the Voting Agreement. Ocumension’s business address is
502-1
Want Want Plaza, No. 211 Shimen Yi Road, Jing’an District, Shanghai F4 200041.

(5)
As of February 4, 2021, based on information set forth in a Schedule 13G filed with the SEC on February 12, 2021 by Adage Capital Partners, L.P. Adage Capital Partners, L.P.’s business address is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(6)
Includes 124,882
non-qualified
vested stock options that were transferred to an irrevocable family trust of which Ms. Lurker’s spouse is trustee and of which Ms. Lurker’s immediate family members are the sole beneficiaries.

Equity Compensation Plan Information
The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b) (4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column a) (c)
Equity Compensation plans approved by security holders	1,303,384	(1)	$21.60	678,949	(5)
Equity Compensation plans not approved by security holders (2)	184,500	(3)	16.24	—

Total	1,487,884		$20.86	678,949

(1)
Consists of outstanding stock options, performance-based stock units, restricted stock units and deferred stock units to purchase 1,303,384 awards pursuant to our 2008 Equity Incentive Plan, as amended (2008 Plan), and our 2016 Plan, as amended, (2016 Plan).

(2)
Our Board has not established any specific number of shares that could be issued without stockholder approval. Inducement grants to new key employees are determined on a case-by-case
basis. Other than possible inducement grants, we expect all equity awards will be made under stockholder-approved plans.

(3)
Consists of an aggregate of 184,500 shares of our common stock under stock options issued as inducement grants as of December 31, 2020. These stock options are generally subject to the same terms and conditions as those awarded pursuant to the plans approved by our stockholders.

(4)
Performance-based stock units, restricted stock units and deferred stock units are not included in the weighted-average exercise price calculation because there is no exercise price associated with stock units.

(5)	Consists of 602,646 available for issuance under the 2016 Plan and 76,303 shares available for issuance under the 2019 ESPP.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence
The Board has unanimously determined that Ms. DiCicco, Mr. Eastman, Dr. Ando, Dr. Landis and Dr. Guyer are independent under applicable standards of the SEC and Nasdaq. Ms. Lurker does not qualify as independent due to the fact that Ms. Lurker serves as our President and Chief Executive Officer. Mr. Liu does not qualify as independent due to the fact that he serves as Executive Director and Chief Executive Officer of Ocumension. In January 2020, we signed an exclusive license agreement (License Agreement) with Ocumension for the development and commercialization of DEXYCU for the treatment of post-operative inflammation following ocular surgery in Mainland China, Hong Kong, Macau and Taiwan. Under the terms of the License Agreement, the Company received an upfront payment of $2 million from Ocumension. On August 20, 2020, the Company entered a Memorandum of Understanding (MOU) with Ocumension, pursuant to which the Company received a one-time
$9.5 million payment from Ocumension as consideration for the expansion of the territories included in the License Agreement. Mr. Liu does not qualify as independent due to the fact that the payments under the License Agreement and the MOU exceeded permissible amounts to retain such independence as set forth in Nasdaq Rule 5605(a)(2)(D).
Each of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee is comprised entirely of independent directors.

RELATED PARTY TRANSACTIONS
Policy Regarding Transactions with Related Persons
We maintain a written “Policy Regarding Related Person Transactions.” Under this policy, the Audit Committee or, in time sensitive instances, the chair of the Audit Committee, has responsibility for reviewing and approving or ratifying any transaction in which we and any of our directors, director nominees, executive officers or 5% stockholders and their immediate family members are participants, or in which such persons have a direct or indirect material interest, as provided under SEC rules. In reviewing transactions, the committee or the chair considers all of the relevant facts and circumstances, and approves only those transactions that the committee or the chair in good faith determines to be in, or not inconsistent with, the best interests of us and our stockholders. Except as disclosed below, there were no such related-person transactions since January 1, 2019.
Transactions with Related Persons
Essex Equity Financings
On March 28, 2018, we entered into (i) the First Tranche Securities Purchase Agreement with two related parties, EWHP and
EWHP-A
(First Tranche Investors), pursuant to which we offered and sold to such investors an aggregate of 860,632 shares of our common stock (First Tranche Transaction), and (ii) the Second Tranche Securities Purchase Agreement with the First Tranche Investors and certain other accredited investors signatory thereto (Second Tranche Investors), pursuant to which we agreed to offer and sell, subject to the approval of our stockholders, an aggregate of up to approximately $25.5 million of units (Units), with each Unit consisting of (a) one share of our common stock and (b) one warrant to purchase a share of our common stock (Second Tranche Transaction).
In connection with the First Tranche Transaction, we entered into a Registration Rights Agreement with the First Tranche Investors (First Tranche Registration Rights Agreement), effective as of the closing of the First Tranche Transaction. Pursuant to the First Tranche Registration Rights Agreement, the First Tranche Investors required us to register their shares of common stock for resale on a registration statement filed with the SEC and such investors have the right to “piggyback” on certain of our registrations. The registration rights will terminate with respect to each First Tranche Investor on the date on which such investor ceases to beneficially own shares of our common stock or can sell all of its registrable shares without limitation pursuant to Rule 144 of the Securities Act of 1933, as amended.
In connection with the closing of the Second Tranche Transaction, we entered into that certain Second Registration Rights Agreement with the Second Tranche Investors (Second Tranche Registration Rights Agreement). Pursuant to the Second Tranche Registration Rights Agreement, we were required, within 30 days of the closing of the Second Tranche Transaction, to file a shelf registration statement with the SEC registering for resale the securities issued to the Second Tranche Investors in the Second Tranche Transaction and any securities issued pursuant to the First Tranche Securities Purchase Agreement that have not already been registered. We filed a registration statement registering for resale these securities on July 25, 2018.
We amended the Second Tranche Registration Rights Agreement, which amendment extended the date by which we were required to have a registration statement registering for resale the securities issued to the Second Tranche Investors in the Second Tranche Transaction and any securities issued pursuant to the First Tranche Securities Purchase Agreement that had not already been registered declared effective by the SEC. Per the terms of the amended Second Tranche Registration Rights Agreement, the registration statement registering for resale the securities issued to the Second Tranche Investors in the Second Tranche Transaction and any securities issued pursuant to the First Tranche Securities Purchase Agreement that have not already been registered were to be declared effective on or before November 5, 2018. The Second Tranche Registration Rights Agreement was declared effective on November 1, 2018.
Two of our directors, Mr. Eastman and Dr. Ando, were appointed to the Board by the First Tranche Investors pursuant to the terms of the First Tranche Securities Purchase Agreement and the Second Tranche Securities Purchase Agreement, respectively. Mr. Eastman is a Managing Director of EWHP, which is an affiliate of the First Tranche Investors and Dr. Ando is a Senior Advisor to EWHP, which is an affiliate of the First Tranche Investors.

Ocumension Transactions
Licensing Transactions
In November 2018, we entered into an exclusive license agreement with Ocumension for the development and commercialization of our three-year micro insert using the Durasert technology for the treatment of chronic non-infectious uveitis
affecting the posterior segment of the eye (YUTIQ in the U.S.) in Mainland China, Hong Kong, Macau and Taiwan. We received a one-time upfront
payment of $1.75 million from Ocumension and would have been eligible to receive up to (i) $7.25 million upon the achievement by Ocumension of certain prescribed development and regulatory milestones, and (ii) $3.0 million commercial sales-based milestones. In addition, we are entitled to receive mid-single digit
sales-based royalties. Ocumension also received a special approval by the Hainan Province People’s Government to market this product for chronic, non-infectious posterior
segment uveitis in the Hainan Bo Ao Lecheng International Medical Tourism Pilot Zone (Hainan Pilot Zone). In March 2019, we entered into a Memorandum of Understanding (2019 MOU) pursuant to which, we will supply product for the clinical trials and Hainan Pilot Zone use. Paralleling Ocumension’s registration process for the product with the Chinese Regulatory Authorities, the 2019 MOU modified our entitlement to certain development and regulatory milestones of up to $7.25 million under the license agreement to product supply milestones or development milestones, whichever comes first, totaling up to $7.25 million. In August 2019, we began shipping this product to Ocumension.
We were required to provide a fixed number of hours of technical assistance support to Ocumension at no cost, which support has been completed and no future performance obligation exists. Ocumension is responsible for all development, regulatory and commercial costs, including any additional technical assistance requested. Ocumension has a first right of negotiation for an additional exclusive license to our shorter-duration line extension candidate for this indication.
In August 2019, we received a $1.0 million development milestone payment from Ocumension triggered by the approval of its Investigational New Drug (IND) in China for this program. The IND allows the importation of finished product into China for use in a clinical trial to support a regulatory filing.
In January 2020, we entered into an exclusive license agreement with Ocumension for the development and commercialization in Mainland China, Hong Kong, Macau and Taiwan of DEXYCU for the treatment of post-operative inflammation following ocular surgery. Pursuant to the terms of the license agreement, we received upfront payments of $2.0 million from Ocumension in February 2020 and we would have been eligible to receive up to (i) $6.0 million upon the achievement by Ocumension of certain prescribed development and regulatory milestones, and (ii) $6.0 million commercial sales-based milestones. In addition, we are entitled to receive mid-single digit
sales-based royalties. In exchange, Ocumension received exclusive rights to develop and commercialize DEXYCU in Mainland China, Hong Kong, Macau and Taiwan, at its own cost and expense with us supplying product for clinical trials and commercial sale. In addition, Ocumension received a fixed number of hours of technical assistance support from us at no cost.
In August 2020, we entered into a Memorandum of Understanding (2020 MOU) pursuant to which we received a one-time non-refundable payment
of $9.5 million (Accelerated Milestone Payment) from Ocumension as a full and final payment of the combined remaining development, regulatory and sales milestone payments under our license agreements with Ocumension for the treatment of chronic non-infectious uveitis
affecting the posterior segment of the eye and for the treatment of post-operative inflammation following ocular surgery. Upon payment of the Accelerated Milestone Payment, the remaining $11.75 million in combined remaining development and sales milestone payments under our original license agreement with Ocumension upon the achievement by Ocumension of (i) remaining development and regulatory milestones of $6.25 million and commercial sales-based milestones of $3.0 million for the development and commercialization of our three-year micro insert using the Durasert technology for the treatment of chronic non-infectious uveitis
affecting the posterior segment of the eye; and (ii) $6.0 million upon the achievement by Ocumension of certain prescribed development and regulatory milestones,

and $6.0 million commercial sales-based milestones for the development and commercialization in Mainland China, Hong Kong, Macau and Taiwan of DEXYCU for the treatment of post-operative inflammation following ocular surgery, totaling up to $21.25 million, were permanently extinguished and will no longer be due to us. In exchange, Ocumension also received exclusive rights to develop and commercialize YUTIQ and DEXYCU products under its own brand names in South Korea and other jurisdictions across Southeast Asia in Brunei, Burma (Myanmar), Cambodia, Timor-Leste, Indonesia, Laos, Malaysia, the Philippines, Singapore, Thailand and Vietnam, at its own cost and expense with us supplying product for clinical trials and commercial sale.
Other than a fixed number of hours of technical assistance support to be provided at no cost by us, Ocumension is responsible for all development, regulatory and commercial costs, including any additional technical assistance requested.
Equity Financing
On the Closing Date, we entered into the Share Purchase Agreement with Ocumension, pursuant to which we offered and sold to Ocumension 3,010,722 shares of our common stock at a purchase price of $5.2163 per share, resulting in gross proceeds of approximately $15.7 million. On the Closing Date, we entered into the Voting Agreement with Ocumension, EWHP and EWHP-A.
Pursuant to the Voting Agreement, for so long as Ocumension owns a number of shares of our common stock equal to at least 75% of the shares of our common stock it acquired on the Closing Date, and subject to compliance with applicable law and our guidelines with respect to the nomination of directors, Ocumension is entitled to designate for nomination one person (Investor Designee) to serve as a member of our Board, the Science Committee and certain other ad-hoc
committees of the Board. Notwithstanding the foregoing, in accordance with Nasdaq Listing Rule 5640, Ocumension will not be entitled to designate for nomination any person to serve as a member of our Board if, at any time, Ocumension owns a number of shares of our common stock representing less than 5% of the shares of our common stock outstanding. Pursuant to the Voting Agreement, for so long as EWHP and
EWHP-A
beneficially own at least 10% of the outstanding shares of our common stock, EWHP and
EWHP-A
agreed to vote in favor of the Investor Designee at each election of the Board. The initial Investor Designee is Ye (Victor) Liu.
Lease Agreement
Effective June 11, 2018, we leased 1,381 square feet of incremental office space in Basking Ridge, New Jersey from Caladrius Biosciences Inc. David J. Mazzo, a former member of our Board, is the President and Chief Executive Officer and a member of the board of directors of Caladrius Biosciences Inc. through June 2020. The lease term extends through May 2022. Base rent of $2,884 per month increases by $0.50 per square foot each year beginning June 1, 2019. During the period from inception through the year ended December 31, 2020, we incurred approximately $95,000 of rent expense for this facility. During the year ended December 31, 2020, we incurred approximately $40,000 of rent expense for this facility.
Director and Officer Indemnification Agreements
We have entered into indemnification agreements with our directors and executive officers. In general, these agreements provide that we will indemnify the director or executive officer to the fullest extent permitted by law for claims arising in his or her capacity as a director or executive officer of our company or in connection with their service at our request for another corporation or entity. The indemnification agreements also provide for procedures that will apply in the event that a director or executive officer makes a claim for indemnification and establishes certain presumptions that are favorable to the director or executive officer.
We maintain a general liability insurance policy that covers certain liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Deloitte & Touche LLP, or Deloitte, was our independent registered public accounting firm for the years ended December 31, 2020 and December 31, 2019.

Accounting Fees and Services
The following table sets forth the total fees paid to Deloitte and its affiliates with respect to the years ended December 31, 2020 and, December 31, 2019:

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Audit fees (1)	$605	$622
Tax fees (2)	98	110
All other fees (3)	2	2

	$705	$734

(1)
Audit fees relate to professional services rendered in connection with the audit for the years ended December 31, 2020 and December 31, 2019, reviews of the condensed consolidated financial statements performed in connection with each of our Quarterly Reports on Form
10-Q.
The years ended December 31, 2020 and 2019 includes fees for comfort letters for both equity raises and our ATM program.

(2)	Tax fees paid to Deloitte for the years ended December 31, 2020 and 2019 were related to the preparation of various corporate tax returns as well as tax advice.
(3)	All other fees relate to a subscription to Deloitte’s on-line accounting research database.
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
audit services and
permitted non-audit services
performed during the years ended December 31, 2020 and 2019.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The financial statements filed as part of the 2020 Annual Report on Form
10-K
are listed on the Index to Consolidated Financial Statements on page
F-1
of the 2020 Annual Report on Form
10-K
filed with the SEC on March 12, 2021.
(a)(2) Financial Statement Schedules
Schedules were omitted because of the absence of conditions under which they were required or because the required information was included in our Consolidated Financial Statements or Notes thereto contained in the 2020 Annual Report on Form
10-K.
(a)(3) Exhibits.

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

	Articles of Incorporation and By-Laws

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1

3.2	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	10-K	09/13/17	3.2

3.3	Certificate of Correction to Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	8-K	04/02/18	3.1

3.4	Certificate of Amendment of Certificate of Incorporation, as amended of EyePoint Pharmaceuticals, Inc.	8-K	06/27/18	3.1

3.5	By-Laws of EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	3.5

3.6	Amendment No. 1 to the By-Laws of EyePoint Pharmaceuticals, Inc.	8-K	11/06/18	3.1

3.7	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/23/20	3.1

3.8	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	12/08/20	3.1

	Instruments Defining the Rights of Security Holders

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1

4.2	Warrant to Purchase Common Stock of pSivida Corp., issued March 28, 2018, to SWK Funding, LLC	8-K	03/29/18	4.1

4.3	Registration Rights Agreement, dated as of March 28, 2018, by and among pSivida Corp. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P.	8-K	03/29/18	10.3

4.4	Second Registration Rights Agreement, dated as of June 25, 2018, by and among EyePoint Pharmaceuticals, Inc. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P. and each other person identified on the signature pages thereto	8-K	06/27/18	10.1

4.5	Description of Securities of EyePoint Pharmaceuticals, Inc.	10-K	03/12/21	4.5

	Material Contracts—Management Contracts and Compensatory Plans

10.1	Employment Agreement between pSivida Corp. and Nancy Lurker, dated September 15, 2016	10-Q	11/08/16	10.1

10.2	Nonstatutory Stock Option Inducement Award granted to Nancy Lurker, subject to shareholder approval, with effect from September 15, 2016	10-Q	11/08/16	10.3

10.3	Employment Agreement, between EyePoint Pharmaceuticals, Inc. and Dario Paggiarino, dated March 27, 2018	10-Q	05/10/18	10.7

10.4	Employment Agreement between EyePoint Pharmaceuticals, Inc. Scott Jones, dated May 30, 2019	10-Q	08/07/19	10.4

10.5	Employment Agreement, dated November 14, 2019, by and between EyePoint Pharmaceuticals, Inc. and George Elston	8-K	11/19/19	10.1

10.6+	Form of Stock Option Certificate for grants to executive officers under the pSivida Corp. 2008 Incentive Plan	8-K	09/10/08	10.1

10.7+	Form of Stock Option Certificate for grants to executive officers under the EyePoint Pharmaceuticals, Inc. 2016 Long Term Incentive Plan, as amended	10-Q	02/08/18	10.1

10.8+	Form of Deferred Stock Unit Award for grants to non-executive directors under the EyePoint Pharmaceuticals, Inc. 2016 Long Term Incentive Plan, as amended	10-Q	02/08/18	10.2

10.9+	Form of Stock Option Award Agreement for Inducement grants to executive officers	10-K	09/18/18	10.15

10.10	2008 Equity Incentive Plan, as amended on November 19, 2009	10-K	09/10/15	10.6

10.11	pSivida Corp. 2016 Long Term Incentive Plan, as amended	10-Q	02/09/17	4.1

10.12+	Form of Restricted Stock Unit Award for grants to executive officers under the pSivida Corp. 2016 Long Term Incentive Plan, as amended	10-K	09/13/17	10.18

10.13+	Form of Performance-Based Stock Unit Award for grants under the pSivida Corp. 2016 Long Term Incentive Plan, as amended	10-K	09/13/17	10.19

10.14	Stock Option Award Agreement, dated August 14, 2018, by and between EyePoint Pharmaceuticals, Inc. and John Weet	10-Q	11/09/18	10.5

10.15	Stock Option Award Agreement, dated November 26, 2018, by and between EyePoint Pharmaceuticals, Inc. and Ron Honig	10-K	03/18/19	10.25

10.16	EyePoint Pharmaceuticals, Inc. 2016 Long Term Incentive Plan	8-K	06/28/19	10.1

10.17	Amendment No. 1 to EyePoint Pharmaceuticals, Inc. 2016 Long Term Incentive Plan	8-K	06/28/19	10.2

10.18	EyePoint Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan	8-K	06/28/19	10.3

10.19+	Form of Indemnification Agreement between EyePoint Pharmaceuticals, Inc. and its officers and directors	10-K	03/12/21	10.19

	Material Contracts—Leases

10.20	Lease Agreement between pSivida Corp. and Farley White Aetna Mills, LLC dated November 1, 2013	10-Q	11/13/13	10.1

10.21	First Amendment of Lease, dated February 6, 2014, between Farley White Aetna Mills and pSivida Corp.	10-K	09/18/18	10.24

10.22	Second Amendment of Lease, dated May 14, 2018, between Whetstone Riverworks Holdings, LLC and EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	10.25

	Material Contracts—License and Collaboration Agreements

10.23#	Second Amended and Restated Collaboration Agreement by and between pSivida US, Inc. and Alimera Sciences, Inc. dated July 10, 2017	10-K	09/13/17	10.23

10.24#	Exclusive License Agreement between EyePoint Pharmaceuticals, Inc. and Equinox Science, LLC.	10-K	03/16/20	10.32

	Material Contracts—Other Agreements

10.25	Securities Purchase Agreement, dated as of March 28, 2018, by and among pSivida Corp. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P.	8-K	03/29/18	10.1

10.26	Second Securities Purchase Agreement, dated as of March 28, 2018, by and among pSivida Corp. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P. and each other person identified on the signature pages thereto	8-K	03/29/18	10.2

10.27	Agreement and Plan of Merger, dated March 28, 2018, by and among pSivida Corp., Oculus Merger Sub, Inc., Icon Bioscience, Inc. and Shareholder Representative Services LLC	8-K	03/29/18	10.5

10.28	Term Loan Agreement, dated February 13, 2019, among EyePoint Pharmaceuticals, Inc., as Borrower, EyePoint Pharmaceuticals US, Inc. and Icon Bioscience, Inc., as Subsidiary Guarantors, and CRG Servicing LLC, as Administrative Agent and Collateral Agent	8-K	02/19/19	10.1

10.29	Fee Letter, dated February 13, 2019, by and between EyePoint Pharmaceuticals, Inc. and CRG Servicing LLC	8-K	02/19/19	10.2

10.30	Waiver To Term Loan Agreement, dated November 19, 2019, among EyePoint Pharmaceuticals, as Borrower, EyePoint Pharmaceuticals US, Inc. and Icon Bioscience, Inc., as subsidiary guarantors and CRG Servicing LLC, as Administrative Agent and Collateral Agent	8-K	11/22/19	10.1

10.31	Note dated April 21, 2020 between EyePoint Pharmaceuticals, Inc. and Silicon Valley Bank	8-K	04/28/20	99.1

10.32	Controlled Equity OfferingSM Sales Agreement, dated August 5, 2020, by and between EyePoint Pharmaceuticals, Inc. and Cantor Fitzgerald & Co.	8-K	08/05/20	1.1

10.33	Amendment No. 2 and Waiver To Term Loan Agreement, dated October 8, 2020, among EyePoint Pharmaceuticals, Inc. as Borrower, EyePoint Pharmaceuticals US, Inc. and Icon Bioscience, Inc., as subsidiary guarantors and CRG Servicing LLC, as Administrative Agent and Collateral Agent.	8-K	10/08/20	10.1

10.34#	Commercial Alliance agreement, dated as of August 1, 2020 between EyePoint Pharmaceuticals, Inc. and ImprimisRx, LLC.	10-Q	11/06/20	10.1

10.35#	Amendment One to the Commercial Alliance Agreement dated November 12, 2020 between EyePoint Pharmaceuticals, Inc. and ImprimisRx, LLC	10-K	03/12/21	10.35

10.36#	Royalty Purchase Agreement, dated December 17, 2020, by and between EyePoint Pharmaceuticals, Inc. and SWK Funding, LLC	10-K	03/12/21	10.36

10.37	Share Purchase Agreement, dated December 31, 2020, by and between EyePoint Pharmaceuticals, Inc. and Ocumension Therapeutics.	8-K	01/04/21	10.1

10.38	Voting and Investor Rights Agreement, dated December 31, 2020, by and among EyePoint Pharmaceuticals, Inc., Ocumension Therapeutics, and EW Healthcare Partners, L.P. and EW Healthcare Partners-A,L.P.	8-K	01/04/21	10.2

10.39	First Amendment to Share Purchase Agreement, dated February 1, 2021, by and between EyePoint Pharmaceuticals, Inc. and Ocumension Therapeutics	8-K	02/03/21	10.1

21.1	Subsidiaries of EyePoint Pharmaceuticals, Inc.	10-K	03/12/21	21.1

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP	10-K	03/12/21	23.1

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (2020 Annual Report on Form 10-K)	10-K	03/12/21	31.1

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (2020 Annual Report on Form 10-K)	10-K	03/12/21	31.2

31.3(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (Amendment)

31.4(a)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (Amendment)

32.1(b)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	03/12/21	32.1

32.2(b)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	03/12/21	32.2

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	10-K	03/12/21	101.INS

101.SCH	Inline XBRL Taxonomy Extension Schema Document	10-K	03/12/21	101.SCH

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	10-K	03/12/21	101.CAL

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	10-K	03/12/21	101.DEF

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	10-K	03/12/21	101.LAB

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	10-K	03/12/21	101.PRE

104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).	10-K	03/12/21	104

104.2(a)	Cover Page Interactive Data File for this Amendment (formatted as Inline XBRL)

#	Portions of this exhibit have been omitted in compliance with Item 601 of Regulation S-K.
+
The final versions of documents denoted as “form of” have been omitted pursuant to Rule
12b-31.
Such final versions are substantially identical in all material respects to the filed versions of such documents, provided that the name of the investor, and the investor’s and/or the Company’s signatures are included in the final versions.

(a)	Filed herewith
(b)	Furnished therewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form
10-K/A
to be signed on its behalf by the undersigned, thereunto duly authorized.

EYEPOINT PHARMACEUTICALS, INC.

By:	/s/ Nancy Lurker
Nancy Lurker
President and Chief Executive Officer
Date: May 4, 2021