Form 10-Q
period 2021-03-31
EyePoint Pharmaceuticals, Inc.
filed 2021-05-05
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

There were 28,741,475 shares of the registrant’s common stock, $0.001 par value, outstanding as of April 30, 2021.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$138,579	$44,909
Accounts and other receivables, net	12,332	9,453
Prepaid expenses and other current assets	2,856	3,419
Inventory	5,586	5,337
Total current assets	159,353	63,118
Property and equipment, net	559	630
Operating lease right-of-use assets	2,484	2,610
Intangible assets, net	24,594	25,209
Restricted cash	150	150
Total assets	$187,140	$91,717
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,855	$4,811
Accrued expenses	5,915	8,445
Deferred revenue	973	945
Other current liabilities	698	687
Total current liabilities	13,441	14,888
Long-term debt	38,124	37,977
Deferred revenue - noncurrent	15,349	15,616
Operating lease liabilities - noncurrent	2,172	2,330
Other long-term liabilities	2,347	2,365
Total liabilities	71,433	73,176
Contingencies (Note 13)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at March 31, 2021 and December 31, 2020; 28,741,475 and 18,139,981 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	29	18
Additional paid-in capital	637,797	528,362
Accumulated deficit	(522,960)	(510,680)
Accumulated other comprehensive income	841	841
Total stockholders' equity	115,707	18,541
Total liabilities and stockholders' equity	$187,140	$91,717

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands except per share data)

	Three Months Ended
	March 31,
	2021	2020

Revenues:
Product sales, net	$6,802	$4,687
License and collaboration agreement	341	2,020
Royalty income	180	782
Total revenues	7,323	7,489
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	1,390	980
Research and development	5,479	4,853
Sales and marketing	5,659	8,125
General and administrative	5,115	4,360
Amortization of acquired intangible assets	615	615
Total operating expenses	18,258	18,933
Loss from operations	(10,935)	(11,444)
Other income (expense):
Interest and other income, net	1	54
Interest expense	(1,346)	(1,784)
Total other expense, net	(1,345)	(1,730)
Net loss	$(12,280)	$(13,174)
Net loss per share - basic and diluted	$(0.50)	$(1.14)
Weighted average shares outstanding - basic and diluted	24,735	11,553

Net loss	$(12,280)	$(13,174)
Comprehensive loss	$(12,280)	$(13,174)

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands except share data)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance at January 1, 2020	10,941,659	$11	$472,765	$(465,286)	$840	$8,330
Net loss	—	—	—	(13,174)	—	(13,174)
Issuance of stock, net of issue costs	1,500,000	15	19,975	—	—	19,990
Employee stock purchase plan	16,166	1	186	—	—	187
Vesting of stock units	16,285	—	(19)	—	—	(19)
Stock-based compensation	—	—	1,160	—	—	1,160
Balance at March 31, 2020	12,474,110	$27	$494,067	$(478,460)	$840	$16,474

Balance at January 1, 2021	18,139,981	$18	$528,362	$(510,680)	$841	$18,541
Net loss	—	—	—	(12,280)	—	(12,280)
Issuance of stock, net of issue costs	10,513,538	11	108,392	—	—	108,403
Employee stock purchase plan	27,713	—	173	—	—	173
Exercise of stock options	827	—	10	—	—	10
Vesting of stock units	59,416	—	(128)	—	—	(128)
Stock-based compensation	—	—	988	—	—	988
Balance at March 31, 2021	28,741,475	$29	$637,797	$(522,960)	$841	$115,707

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(12,280)	$(13,174)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization of intangible assets	615	615
Depreciation of property and equipment	72	33
Amortization of debt discount	147	171
Non-cash interest expense	—	323
Stock-based compensation	988	1,160
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(2,317)	(2,320)
Inventory	(248)	(1,221)
Accounts payable and accrued expenses	(1,798)	(1,944)
Right-of-use assets and operating lease liabilities	(38)	(3)
Deferred revenue	(240)	15
Net cash used in operating activities	(15,099)	(16,345)
Cash flows from investing activities:
Purchases of property and equipment	—	(16)
Net cash used in investing activities	—	(16)
Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	108,732	20,285
Net settlement of stock units to satisfy statutory tax withholding	(128)	(19)
Proceeds from exercise of stock options	183	187
Principal payments on finance lease obligations	(18)	(7)
Net cash provided by financing activities	108,769	20,446
Net increase (decrease) in cash, cash equivalents and restricted cash	93,670	4,085
Cash, cash equivalents and restricted cash at beginning of year	45,059	22,364
Cash, cash equivalents and restricted cash at end of year	$138,729	$26,449
Supplemental cash flow information:
Cash interest paid	$1,195	$1,290
Supplemental disclosure of non-cash investing and financing activities:
Stock issuance costs	329	295
Principal portion of finance lease liabilities	12	7

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Operations

         The accompanying condensed consolidated financial statements of EyePoint Pharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, the “Company”), as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2020, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods indicated. The preparation of financial statements in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year or any future period.

         The Company is a pharmaceutical company committed to developing and commercializing innovative therapeutics to help improve the lives of patients with serious eye disorders. The Company’s pipeline leverages its proprietary Durasert® technology for extended intraocular drug delivery including EYP-1901, a potential twice-yearly sustained delivery intravitreal anti-VEGF treatment initially targeting wet age-related macular degeneration (“wet AMD”), the leading cause of vision loss among people 50 years of age and older in the United States. The Company’s product candidate pipeline also includes YUTIQ50, a potential twice-yearly treatment for non-infectious uveitis affecting the posterior segment of the eye, one of the leading causes of blindness. The Company also has two commercial products: YUTIQ®, a once every three-year treatment for chronic non-infectious uveitis affecting the posterior segment of the eye, and DEXYCU®, a single dose treatment for postoperative inflammation following ocular surgery.

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

The Company’s lead product candidate, EYP-1901, combines a bioerodible formulation of its proprietary Durasert sustained-release technology with vorolanib, a tyrosine kinase inhibitor (“TKI”). The Company is currently evaluating EYP-1901 in a Phase 1 clinical trial as a potential twice-yearly sustained delivery intravitreal treatment for wet AMD. Current approved treatments for wet AMD require monthly or bi-monthly eye injections in a physician’s office, which can cause inconvenience and discomfort and often lead to reduced compliance and poor outcomes. In two prior clinical trials of vorolanib as an orally delivered therapy, vorolanib had a strong clinical signal with no significant ocular adverse events. The Company expects initial data from the Phase 1 clinical trial in the fourth quarter of 2021.

The Company is also developing YUTIQ50 as a potential twice-yearly intravitreal treatment for chronic non-infectious uveitis affecting the posterior segment of the eye. The Company has consulted with the FDA and identified a clinical pathway for a supplemental new drug application (“sNDA”) filing that the Company expects will involve a clinical trial of a small population. The Company is currently preparing for clinical trial initiation for YUTIQ50 later this year.

The Company also has two commercial products, YUTIQ® and DEXYCU®, that are being sold directly in the U.S.

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

The Company is also seeking to enhance its long-term growth potential by expanding EYP-1901 beyond wet AMD into diabetic retinopathy (“DR”) and retinal vein occlusion (“RVO”), both large and growing ocular disease areas. The Company also plans to potentially identify and advance additional product candidates through clinical and regulatory development. This may be accomplished through internal discovery efforts, potential research collaborations and/or in-licensing arrangements with partner molecules and potential acquisitions of additional ophthalmic products, product candidates or technologies that complement the Company’s current product portfolio.

Effects of the COVID-19 Coronavirus Pandemic

The ongoing COVID-19 coronavirus pandemic (the “Pandemic”) has had, and will likely continue to have, a material and adverse impact on the Company’s business, including as a result of measures that the Company, other businesses, and governments have taken and will likely continue to take. This includes a significant impact on cash flows from expected revenues due to the closure of ambulatory surgery centers for DEXYCU and a significant reduction in physician office visits impacting YUTIQ. The ongoing Pandemic continued to have an adverse impact on the Company’s revenues, financial condition and cash flows in the first quarter of 2021 and into the second quarter of 2021. Further, the future progression of the Pandemic and its effects on the Company’s business and operations are uncertain. The Company is monitoring the Pandemic and its potential effect on the Company’s financial position, results of operations and cash flows. This uncertainty could have an impact in future periods on certain estimates used in the preparation of the Company’s periodic financial results, including reserves for variable consideration related to product sales, realizability of certain receivables, assessment for excess or obsolete inventory, and impairment of long-lived assets. Uncertainty around the extent and duration of the Pandemic, and any future related financial impact cannot be reasonably estimated at this time.

Liquidity

The Company had cash and cash equivalents of $138.6 million at March 31, 2021. The Company has a history of operating losses and has not had significant recurring cash inflows from revenue. The Company’s operations have been financed primarily from sales of its equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from its collaboration partners. In the first quarter of 2019, the Company commenced the U.S. launch of its first two commercial products, YUTIQ and DEXYCU. However, the Company has not received sufficient revenues from its product sales to fund operations and the Company does not expect revenues from its product sales to generate sufficient funding to sustain its operations in the near-term. The Company expects to continue fulfilling its funding needs through cash inflows from revenue of YUTIQ and DEXYCU product sales, licensing and research collaboration transactions, additional equity capital raises and other arrangements. The Company believes that its cash and cash equivalents of $138.6 million at March 31, 2021 coupled with expected cash inflows from its product sales will enable the Company to fund its current and planned operations for at least the next twelve months from the date these consolidated financial statements were issued. Actual cash requirements could differ from management’s projections due to many factors, including the continued effect of the Pandemic on the Company’s business and the medical community, the timing and results of the Company’s clinical trials for EYP-1901, additional investments in research and development programs, the success of commercialization for YUTIQ and DEXYCU, the actual costs of these commercialization efforts, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”): Simplifying the Accounting for Income Taxes. The amendments simplify the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2021.

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

For the three months ended March 31, 2021 and 2020, the Company accrued DEXYCU product revenue-based royalty expense of $455,000 and $517,000, respectively, as a component of cost of sales, of which $0 and $400,000, respectively, were related to the earn-out payment equal to 20% of the $2 million upfront license fee received from Ocumension in February 2020 (See Note 3), as the payment of the partnering income in connection with the Company’s acquisition of Icon Bioscience, Inc. in March 2018 (the “Icon Acquisition”).
3.	Revenue

Product Revenue Reserves and Allowances

The Company’s product revenues have been primarily from sales of YUTIQ and DEXYCU in the U.S., which it began shipping to its customers in February 2019 and March 2019, respectively.

Net product revenues by product for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
YUTIQ (A)	$3,029	$3,575
DEXYCU (B)	3,773	1,112
Total product sales, net	$6,802	$4,687

(A)	Included approximately $5,000 and $0 of revenue from YUTIQ product sales to Ocumension for the three months ended March 31, 2021 and 2020, respectively.

(B)	No revenue was recognized from DEXYCU product sales to Ocumension for the three months ended March 31, 2021 and 2020.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2021 and 2020 (in thousands):

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2021	$574	$535	$603	$1,712
Provision related to sales in the current year	1,041	679	171	1,891
Adjustments related to prior period sales	(50)	(22)	(100)	(172)
Deductions applied and payments made	(809)	(473)	(184)	(1,466)
Ending balance at March 31, 2021	$756	$719	$490	$1,965

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2020	$1,618	$271	$352	$2,241
Provision related to sales in the current year	612	175	261	1,048
Adjustments related to prior period sales	(267)	—	50	(217)
Deductions applied and payments made	(639)	(262)	(195)	(1,096)
Ending balance at March 31, 2020	$1,324	$184	$468	$1,976

Returns are recorded as a reduction of accounts receivable on the condensed consolidated balance sheets. Chargebacks, discounts and fees and rebates are recorded as a component of accrued expenses on the condensed consolidated balance sheets (See Note 6).

License and Collaboration Agreements and Royalty Income

Alimera

Pursuant to a licensing and development agreement, as amended (the “Amended Alimera Agreement”), Alimera Sciences, Inc. (“Alimera”) has a worldwide exclusive license to develop, make, market and sell ILUVIEN in return for royalties based on sales and patent fee reimbursements. Royalties income was $0 and $782,000 for the three months ended March 31, 2021 and 2020, respectively. Total revenue was $13,000 and $817,000 for the three months ended March 31, 2021 and 2020, respectively.

SWK Royalty Purchase Agreement

On December 17, 2020, the Company entered into a royalty purchase agreement (the “RPA”) with SWK Funding LLC (“SWK”). Under the RPA, the Company sold its right to receive royalty payments on future sales of products subject to the Amended Alimera Agreement for an upfront cash payment of $16.5 million. Except for the rights to the royalties, the Company retains all rights and obligations under the Amended Alimera Agreement, pursuant to which, Alimera owns worldwide rights to the Company’s Durasert technology in ILUVIEN for diabetic macular edema (“DME”) and rights for ILUVIEN (currently marketed by the Company as YUTIQ in the U.S.) for non-infectious posterior uveitis in Europe, the Middle East, and Africa (“EMEA”). Alimera has the sole rights to utilize the intellectual property developed under the Amended Alimera Agreement. There has been no intellectual property developed jointly by Alimera and the Company as part of the Amended Alimera Agreement. The Company cannot utilize the intellectual property for the indication licensed to Alimera in order to manufacture and sell ILUVIEN.

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

The Company recognized $180,000 of royalty revenue related to the RPA for the three months ended March 31, 2021 in connection with the royalty payment of $583,000 in the first quarter of 2021 from Alimera to SWK, pursuant to the Amended Alimera Agreement. No revenue was recognized related to the RPA for the three months ended March 31, 2020. As of March 31, 2021, the Company had $973,000 and $15.3 million as current and non-current deferred revenue recognized under royalty sale agreement, respectively. As of December 31, 2020, the Company classified $885,000 and $15.6 million as current and non-current deferred revenue recognized under royalty sale agreement, respectively.

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

In August 2020, the Company entered into a Memorandum of Understanding (“2020 MOU”), pursuant to which, the Company received a one-time non-refundable payment of $9.5 million (the “Accelerated Milestone Payment”) from Ocumension as a full and final payment of the combined remaining development, regulatory and sales milestone payments under the Company’s license agreements with Ocumension for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye and for the treatment of post-operative inflammation following ocular surgery, respectively. Upon payment of the Accelerated Milestone Payment, the remaining $11.75 million in combined remaining development and sales milestone payments under the Company’s original license agreement with Ocumension upon the achievement by Ocumension of (i) remaining development and regulatory milestones of $6.25 million and commercial sales-based milestones of $3.0 million for the development and commercialization of its three-year micro insert using the Durasert technology for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye; and (ii) $6.0 million upon the achievement by Ocumension of certain prescribed development and regulatory milestones, and $6.0 million commercial sales-based milestones for the development and commercialization in Mainland China, Hong Kong, Macau and Taiwan of DEXYCU for the treatment of post-operative inflammation following ocular surgery, totaling up to $21.25 million, were permanently extinguished and will no longer be due and owed to the Company. In exchange, Ocumension also received exclusive rights to develop and commercialize YUTIQ and DEXYCU products under its own brand names in South Korea and other jurisdictions across Southeast Asia in Brunei, Burma (Myanmar), Cambodia, Timor-Leste, Indonesia, Laos, Malaysia, the Philippines, Singapore, Thailand and Vietnam, at its own cost and expense with the Company supplying product for clinical trials and commercial sale. The Company continues to be entitled to royalties on future product sales by Ocumension. In April 2021, Ocumension filed a New Drug Application (“NDA”) for YUTIQ under Ocumension’s distinct name to Chinese regulatory authorities and it is under review. Ocumension has been granted approval to have its NDA submission reviewed based on the U.S. NDA data and the real world data Ocumension has collected from marketing the product in Hainan Pilot Zone.

Other than a fixed number of hours of technical assistance support to be provided at no cost by the Company, Ocumension is responsible for all development, regulatory and commercial costs, including any additional technical assistance requested. All technical assistance was provided during 2020. The Chief Executive Officer of Ocumension became a director of the Company starting December 31, 2020, pursuant to a Share Purchase Agreement pursuant to which the Company sold to Ocumension 3,010,722 shares of common stock, at which time, Ocumension became a related party of the Company.

During the three months ended March 31, 2021 and 2020, the Company recognized $268,000, related to additional technical assistance, and approximately $2 million of license and collaboration revenue, respectively, in addition to $5,000 and $0 of revenue from product sales, respectively.

The Company recognized $0 and $400,000 of accrued sales-based royalty expense during the three months ended March 31, 2021 and 2020, respectively, related to the earn-out payment equal to 20% of the $2 million upfront license fee received from Ocumension in February 2020, as the payment of the partnering income in connection with the Icon Acquisition in March 2018.

Research Collaborations

The Company from time to time enters into funded agreements to evaluate the potential use of its technology systems for sustained release of third-party partner drug candidates. Consideration received is generally recognized as revenue over the term of the research collaborations. Revenue recognition for consideration, if any, related to a license option right is assessed based on the terms of any such future license agreement or is otherwise recognized at the completion of the research collaborations. Revenues under research collaborations totaled $60,000 and $15,000 for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021 and December 31, 2020, $0 and $60,000 deferred revenue was recorded for the research collaborations, respectively.

4.	Inventory

Inventory consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$2,773	$2,664
Work in process	512	747
Finished goods	2,301	1,926
Total inventory	$5,586	$5,337

5.	Intangible Assets

The reconciliation of intangible assets for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	March 31,	March 31,
	2021	2020
Patented technologies
Gross carrying amount at beginning of period	$68,322	$68,322
Gross carrying amount at end of period	68,322	68,322
Accumulated amortization at beginning of period	(43,113)	(40,653)
Amortization expense	(615)	(615)
Accumulated amortization at end of period	(43,728)	(41,268)
Net book value at end of period	$24,594	$27,054

The Company amortizes intangible assets with finite lives on a straight-line basis over their respective estimated useful lives. Amortization of intangible assets totaled $615,000 for each of the three months ended March 31, 2021 and 2020.

In connection with the Icon Acquisition, the initial purchase price was attributed to the DEXYCU product intangible asset. This finite-lived intangible asset is being amortized on a straight-line basis over its expected remaining useful life of 10 years at the rate of approximately $2.5 million per year. Amortization expense was reported as a component of cost of sales for the three months ended March 31, 2021 and 2020.

6.	Accrued Expenses

Accrued expenses consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Personnel costs	$2,330	$5,686
Clinical trial costs	50	—
Professional fees	685	647
Sales chargebacks, rebates and other revenue reserves	1,475	1,109
Other	1,375	1,003
	$5,915	$8,445

7.	Leases

On May 17, 2018, the Company amended the lease for its headquarters in Watertown, Massachusetts. The original five-year lease for approximately 13,650 square feet of combined office and laboratory space was set to expire in April 2019. Under the amendment, the Company leased an additional 6,590 square feet of rentable area of the building, with a commencement date of September 10, 2018. The amendment extended the term of the lease for the combined space through May 31, 2025. On April 5, 2021, the Company further amended the lease to include an additional 1,409 square feet of rentable area of the building, through May 31, 2025. The Company expects the lease with respect to the additional space to commence in the second quarter of 2021. The landlord agreed to provide the Company a construction allowance of up to $670,750 to be applied toward the aggregate work completed on the total space. The Company has an option to further extend the term of the lease for one additional five-year period. Per the terms of the lease agreement, the Company does not have a residual value guarantee. The Company previously provided a cash-collateralized $150,000 irrevocable standby letter of credit as security for the Company’s obligations under the lease, which was extended through the period that is four months beyond the expiration date of the amended lease. The Company will also be required to pay its proportionate share of certain operating costs and property taxes applicable to the leased premises in excess of new base year amounts.

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

As of March 31, 2021, the weighted average remaining term of the Company’s operating leases was 4 years and the lease liabilities arising from obtaining ROU assets reflect a weighted average discount rate of 12.5%.

Supplemental balance sheet information related to operating leases as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

	March 31,	December 31,
	2021	2020
Other current liabilities - operating lease current portion	$592	$568
Operating lease liabilities – noncurrent portion	2,172	2,330
Total operating lease liabilities	$2,764	$2,898

Operating lease expense recognized related to ROU assets was $213,000, excluding $9,000 of variable lease costs, for each of the three months ended March 31, 2021 and 2020, and were included in general and administrative expense in the Company’s statement of comprehensive loss. Cash paid for amounts included in the measurement of operating lease liabilities was $221,000 and $215,000, respectively, for the three months ended March 31, 2021 and 2020.

The Company is a party to two finance leases for laboratory equipment. The equipment leases expire in December 2021 and December 2022, respectively.

Supplemental balance sheet information related to the finance lease as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

	March 31,	December 31,
	2021	2020
Property and equipment, at cost	$239	$239
Accumulated amortization	(84)	(52)
Property and equipment, net	$155	$187

Other current liabilities – finance lease current portion	$106	$119
Other long-term liabilities	53	71
Total finance lease liabilities	$159	$190

The components of finance lease expense recognized during the three months ended March 31, 2021 related to ROU assets was $32,000 and interest on lease liabilities was $6,000. Cash paid for amounts included in the measurement of finance lease liabilities were operating cash flows of $6,000 and financing cash flows of $18,000 for the three months ended March 31, 2021. Cash paid for amounts included in the measurement of finance lease liabilities were operating cash flows of $2,000 and financing cash flows of $7,000 for the three months ended March 31, 2020.

As of March 31, 2021, the weighted average remaining term of the Company’s finance lease was 1.5 years and the lease liabilities arising from obtaining ROU assets reflect a weighted average discount rate of 12.5%.

The Company’s total future minimum lease payments under non-cancellable leases at March 31, 2021 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2021	$668	$98
2022	849	75
2023	815	—
2024	830	—
2025	346	—
Total lease payments	$3,508	$173
Less imputed interest	(744)	(14)
Total	$2,764	$159

8.	Loan Agreements

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

The PPP Loan bears interest at a fixed rate of 1.0% per annum and has a two-year term that matures on April 21, 2022. Monthly principal and interest are payable commencing on November 21, 2020, subject to possible partial or full forgiveness and principal and interest payments can be deferred as described below, if the PPP Loan proceeds are used for covered payroll costs, rent and utility costs and the maintenance of employee and compensation levels.

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

The Company used all of the loan proceeds from the PPP Loan to pay expenses during the covered period that the Company believes were for eligible purposes. On September 25, 2020, the Company submitted an application to the SBA through SVB for full loan forgiveness. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. As of the date of this filing, the application for the PPP Loan forgiveness is still under review by the SBA.

The PPP Loan proceeds of $2.0 million were recorded as a loan in accordance with ASC 470, Debt, and included in long-term debt in the Company’s balance sheet as of March 31, 2021. Accrued interest expense based on the stated interest rate of 1% per annum was $5,000 for the three months ended March 31, 2021.

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

The CRG Loan is due and payable on December 31, 2023 (the “Maturity Date”). The CRG Loan bears interest at a fixed rate of 12.5% per annum payable in arrears on the last business day of each calendar quarter. The Company is required to make quarterly, interest only payments until the Maturity Date. So long as no default has occurred and is continuing, the Company may elect on each applicable interest payment date to pay 2.5% of the 12.5% per annum interest as Paid In-Kind (“PIK”), whereby such PIK amount would be added to the aggregate principal amount and accrue interest at 12.5% per annum. During the three months ended March 31, 2021, no PIK amounts had been added to the principal balance of the CRG Loan. In addition, the Company is required to pay an upfront fee of 1.5% of amounts borrowed under the CRG Loan (excluding any paid-in-kind amounts), which is payable as amounts are advanced under the CRG Loan. The Company will also be required to pay an exit fee equal to 6% of (i) the aggregate principal amounts advanced and (ii) PIK amounts issued, under the CRG Loan Agreement. In connection with the CRG Initial Advance, a 1.5% financing fee of $525,000 and an expense reimbursement of $350,000 were deducted from the net borrowing proceeds. In connection with the CRG Second Advance, a 1.5% financing fee of $225,000 was deducted from the net borrowing proceeds.

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

In November 2019, CRG waived the financial covenant associated with the Company’s revenue derived from sales of its products, DEXYCU and YUTIQ, for the twelve-month period ending December 31, 2019. In October 2020, CRG (i) waived the financial covenant associated with the Company’s revenue derived from sales of its products, DEXYCU and YUTIQ, for the twelve-month period ending December 31, 2020 and (ii) amended the financial covenant associated with the Company’s minimum product revenue to $45 million from $80 million, for the twelve-month period ending December 31, 2021. In May 2021, CRG further amended the financial covenant associated with the Company’s minimum product revenue to $25 million from $45 million, for the twelve-month period ending December 31, 2021. There were no other material changes to the CRG Loan Agreement and the Company incurred no incremental charges for the issuance of the waivers.

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

Amortization of debt discount under the CRG Loan totaled $147,000 and $171,000 for the three months ended March 31, 2021 and 2020, respectively.
9.	Stockholders’ Equity

2021 Equity Financings

Common Stock Offering

In February 2021, the Company sold 10,465,000 shares of its common stock in an underwritten public offering at a price of $11.00 per share, including the exercise in full by the underwriters of their option to purchase up to 1,365,000 additional shares of the Company’s common stock. The gross proceeds of the offering to the Company were approximately $115.1 million. Underwriter discounts and commissions and other share issue costs totaled approximately $7.2 million.

ATM Facility

In August 2020, the Company entered into an at-the-market facility (the “ATM Facility”) with Cantor Fitzgerald & Co (“Cantor”). Pursuant to the ATM Facility, the Company may, at its option, offer and sell shares of its common stock from time to time for an aggregate offering price of up to $25.0 million. The Company will pay Cantor a commission of 3.0% of the gross proceeds from any future sales of such shares.

During the three months ended March 31, 2021, the Company sold 48,538 shares of its common stock at a weighted average price of $11.37 per share for gross proceeds of approximately $552,000. Share issue costs, including sales agent commissions, totaled approximately $53,000 during the reporting period.

2020 Equity Financing

In February 2020, the Company sold 1,500,000 shares of the Company’s common stock in an underwritten public offering at a price of $14.50 per share for gross proceeds of $21.75 million. Underwriter discounts and commissions and other share issue costs totaled approximately $1.8 million.

Warrants to Purchase Common Shares

The following table provides a reconciliation of fixed price warrants to purchase shares of the Company’s common stock for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Balance at beginning of period	48,683	$12.33	48,683	$12.33
Balance and exercisable at end of period	48,683	$12.33	48,683	$12.33

Pursuant to a credit agreement, the Company issued a warrant to SWK Funding LLC to purchase (i) 40,910 shares of the Company’s common stock on March 28, 2018 at an exercise price of $11.00 per share with a seven-year term and (ii) 7,773 shares of the Company’s common stock on June 26, 2018 at an exercise price of $19.30 per share with a seven-year term. At March 31, 2021, the weighted average remaining life of the warrant was approximately 4.03 years.
10.	Share-Based Payment Awards

Equity Incentive Plan

The 2016 Long-Term Incentive Plan (the “2016 Plan”), approved by the Company’s stockholders on December 12, 2016 (the “Adoption Date”), provides for the issuance of up to 300,000 shares of  the Company’s common stock reserved for issuance under the 2016 Plan plus any additional shares of the Company’s common stock that were available for grant under the 2008 Incentive Plan (the “2008 Plan”) at the Adoption Date or would otherwise become available for grant under the 2008 Plan as a result of subsequent termination or forfeiture of awards under the 2008 Plan. At the Company’s Annual Meeting of Stockholders held on June 25, 2019, the Company’s stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance by 1,100,000 shares. At March 31, 2021, a total of approximately 443,000 shares were available for new awards.

Certain inducement awards, although not awarded under the 2016 Plan or the 2008 Plan, are subject to and governed by the terms and conditions of the 2016 Plan or 2008 Plan, as applicable.

Stock Options

The following table provides a reconciliation of stock option activity under the Company’s equity incentive plans and for inducement awards for the three months ended March 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
			(in years)	(in thousands)
Outstanding at January 1, 2021	1,338,880	$20.86
Granted	120,427	12.94
Exercised	(827)	11.65
Forfeited	(16,427)	16.01
Outstanding at March 31, 2021	1,442,053	$20.26	7.50	$205
Exercisable at March 31, 2021	774,404	$24.38	6.44	$3

In January 2019, the Company expanded the terms of its annual stock option grants to include vesting ratable monthly over four years, or with 25% vesting after one year followed by ratable monthly vesting over three years.

Previously, the Company’s option grants generally had ratable annual vesting over three years, or 1-year cliff vesting. Nonemployee awards are granted similar to the Company’s employee awards. All option grants have a 10-year term. Options to purchase a total of 72,453 shares of the Company’s common stock vested during the three months ended March 31, 2021. Starting February 2021, the Company (i) ceased vesting ratable monthly over four years and (ii) retained 25% vesting after one year followed by ratable monthly vesting over the remaining three years.

In determining the grant date fair value of option awards during the three months ended March 31, 2021, the Company applied the Black-Scholes option pricing model based on the following key assumptions:

Option life (in years)	4.75 - 6.08
Stock volatility	72.47% - 78.09%
Risk-free interest rate	0.42% - 1.15%
Expected dividends	0.0%

The following table summarizes information about employee, non-executive director and external consultant stock options for the three months ended March 31, 2021 (in thousands):

Three Months
Ended
Mar 31, 2021
Weighted-average grant date fair value per share	$8.26
Total cash received from exercise of stock options	10
Total intrinsic value of stock options exercised	2

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

The following table provides a reconciliation of RSU activity under the 2016 Plan for the three months ended March 31, 2021:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Nonvested at January 1, 2021	149,004	$13.85
Granted	56,055	13.09
Vested	(68,465)	14.00
Forfeited	(605)	11.68
Nonvested at March 31, 2021	135,989	$13.47

At March 31, 2021, the weighted average remaining vesting term of the RSUs was 1.53 years.

Deferred Stock Units

There were no non-vested deferred stock units (“DSUs”) issued and outstanding to the Company’s non-executive directors at each of March 31, 2021 and December 31, 2020, respectively. Each DSU vests one year from the date of grant. Subsequent to vesting, the DSUs will be settled in shares of the Company’s common stock upon the earliest to occur of (i) each director’s termination of service on the Company’s Board of Directors and (ii) the occurrence of a change of control as defined in the award agreement. At March 31, 2021, there were 1,916 vested DSUs that have not been settled in shares of the Company’s common stock.

Employee Stock Purchase Plan

On June 25, 2019, the Company’s stockholders approved the adoption of the EyePoint Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) and authorized up to 110,000 shares of common stock reserved for issuance to participating employees. The ESPP allows qualified participants to purchase the Company’s common stock twice a year at 85% of the lesser of the average of the high and low sales price of the Company’s common stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period. The number of shares of the Company’s common stock each employee may purchase under this plan, when combined with all other employee stock purchase plans, is limited to the lower of an aggregate fair market value of $25,000 during each calendar year, or 5,000 shares of the Company’s common stock in any one offering period. The Company has maintained consecutive six-month offering periods since August 1, 2019. As of March 31, 2021, 27,713 shares of the Company’s common stock were issued pursuant to the ESPP.

The Company estimated the fair value of the option component of the ESPP shares at the date of grant using a Black-Scholes valuation model. During the three months ended March 31, 2021, the compensation expense from ESPP shares was immaterial.

Stock-Based Compensation Expense

The Company’s consolidated statements of comprehensive loss included total compensation expense from stock-based payment awards for the three months ended March 31, 2021 and 2020, respectively, as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Compensation expense included in:
Research and development	$484	$263
Sales and marketing	263	252
General and administrative	241	645
	$988	$1,160

At March 31, 2021, there was approximately $3.7 million of unrecognized compensation expense related to outstanding equity awards under the 2016 Plan, the 2008 Plan, the inducement awards and the ESPP that is expected to be recognized as expense over a weighted-average period of approximately 1.65 years.

11.License Agreement

Equinox Science, LLC

In February 2020, the Company entered into an Exclusive License Agreement with Equinox Science, LLC (“Equinox”), pursuant to which Equinox granted the Company an exclusive, sublicensable, royalty-bearing right and license to certain patents and other Equinox intellectual property to research, develop, make, have made, use, sell, offer for sale and import the compound vorolanib and any pharmaceutical products comprising the compound for the prevention or treatment of age-related macular degeneration, diabetic retinopathy and retinal vein occlusion using our proprietary localized delivery technologies, in each case, throughout the world except China, Hong Kong, Taiwan and Macau.

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

The Company also agreed to pay Equinox tiered royalties based upon annual net sales of licensed products in the specified territory. The royalties are payable with respect to a licensed product in a particular country in the specified territory on a country-by-country and licensed product-by-licensed product basis until the later of (i) twelve years after the first commercial sale of such licensed product in such country and (ii) the first day of the month following the month in which a generic product corresponding to such licensed product is launched in such country. The royalty rates range from the high-single digits to low-double digits depending on the level of annual net sales. The royalty rates are subject to reduction during certain periods when there is no valid patent claim that covers a licensed product in a particular country.

The Company recorded $1.0 million of R&D expense for the three months ended March 31, 2020 due to the early stage of its preclinical drug development studies. No additional charge was recorded for the three months ended March 31, 2021.

12.Fair Value Measurements

The following tables summarize the Company’s assets carried at fair value measured on a recurring basis at March 31, 2021 and December 31, 2020 by valuation hierarchy (in thousands):

	March 31, 2021
		Quoted prices in	Significant other	Significant
	Total Carrying	active markets	observable inputs	unobservable inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$134,543	$134,543	$—	$—
	$134,543	$134,543	$—	$—

	December 31, 2020
		Quoted prices in	Significant other	Significant
	Total Carrying	active markets	observable inputs	unobservable inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$23,538	$23,538	$—	$—
	$23,538	$23,538	$—	$—

Financial instruments that potentially subject the Company to concentrations of credit risk have historically consisted principally of cash and cash equivalents. At March 31, 2021 and December 31, 2020, substantially all of the Company’s interest-bearing cash equivalent balances were concentrated in one U.S. Government institutional money market fund that has investments consisting primarily of U.S. Government Agency debt, U.S. Treasury Repurchase Agreements and U.S. Government Agency Repurchase Agreements. These deposits may be redeemed upon demand and, therefore, generally have minimal risk. The Company’s cash equivalents are classified within Level 1 on the basis of valuations using quoted market prices.

The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term maturity.

The fair value of the Company’s CRG Loan is determined using a discounted cash flow analysis based on market rates for observable similar instruments as of the condensed consolidated balance sheet dates. Accordingly, the fair value of the CRG Loan is categorized as Level 2 within the fair value hierarchy. At March 31, 2021, the fair value of the CRG Loan was approximately $38.2 million, and the carrying value of the CRG Loan was approximately $38.4 million, and consisted of $36.1 million of its carrying amount as reported in long-term debt, and $2.3 million of debt exit fee as reported in other long-term liabilities of the condensed consolidated balance sheet, respectively. At December 31, 2020, the fair value of the CRG Loan was approximately $38.0 million, and the carrying value of the CRG Loan was approximately $38.3 million, and consisted of $36.0 million of its carrying amount as reported in long-term debt, and $2.3 million of debt exit fee as reported in other long-term liabilities of the condensed consolidated balance sheet, respectively.

The fair value of the PPP Loan approximated its carrying value of $2.0 million at each of March 31, 2021 and December 31, 2020.

13.	Contingencies

Legal Proceedings

The Company is subject to various other routine legal proceedings and claims incidental to its business, which management believes will not have a material effect on the Company’s financial position, results of operations or cash flows.

U.S. Securities and Exchange Commission Subpoena

The Company previously disclosed that on May 14, 2020 it had received a subpoena from the Division of Enforcement of the SEC seeking production of certain documents and information on topics including product sales and demand, revenue recognition and accounting in relation to product sales, product sales and cash projections, and related financial reporting, disclosure and compliance matters. On May 4, 2021, the Company was advised by the SEC Division of Enforcement that it has concluded its investigation of the Company and that, based on the information it has to date, the Enforcement Division does not intend to recommend an enforcement action against the Company.
14.	Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by adding to the basic weighted average number of common shares outstanding the total number of dilutive common equivalent shares using the treasury stock method, unless the effect is anti-dilutive. Potentially dilutive shares were not included in the calculation of diluted net loss per share for each of the three months ended March 31, 2021 and 2020 as their inclusion would be anti-dilutive.

Potential common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	Three Months Ended March 31,
	2021	2020
Stock options	1,442,053	1,420,459
ESPP	5,402	3,974
Warrants	48,683	48,683
Restricted stock units	135,989	204,664
	1,632,127	1,677,780

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	our expectations regarding the timing and clinical development of our product candidates, including EYP-1901 and YUTIQ50;
•	the potential advantages of YUTIQ® and DEXYCU® for the treatment of eye diseases;
•	our cash flow expectations from commercial sales of YUTIQ and DEXYCU;
•	the scheduled March 31, 2022 expiration of pass-through coverage under which DEXYCU is reimbursed for Medicare Part B patients, if not otherwise extended;
•	our ability to manufacture YUTIQ and DEXYCU, or any future products or product candidates, in sufficient quantities and quality;
•

our belief that our cash and cash equivalents of $138.6 million at March 31, 2021, combined with anticipated net cash inflows from product sales, will fund our operating plans through December 31, 2022, under current expectations regarding (i) the timing and outcomes of our Phase 1 clinical trial for EYP-1901 for the treatment of wet AMD, and (ii) initiation of our Phase 2 clinical trials for EYP-1901 for the treatment of wet AMD;

•	our expectations regarding the timing of initiating clinical trials for YUTIQ50;
•	our ability to obtain additional capital in sufficient amounts and on terms acceptable to us, and the consequences of failing to do so;
•	our future expenses and capital expenditures;
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
•

our expectations regarding the timing and clinical development of our product candidates, including EYP-1901, and the potential for EYP-1901 as a twice-yearly treatment for serious eye diseases, including wet age-related macular degeneration, diabetic retinopathy and retinal vein occlusion;

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

We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The risks set forth under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 describe major risks to our business, and you should read and interpret any forward-looking statements together with these risks. A variety of factors, including these risks, could cause our actual results and other expectations to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

Our forward-looking statements speak only as of the dates on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes makes it clear that any projected results expressed or implied in such statements will not be realized.

Our Business

Overview

We are a pharmaceutical company committed to developing and commercializing innovative therapeutics to help improve the lives of patients with serious eye disorders. Our pipeline leverages our proprietary Durasert® technology for extended intraocular drug delivery including EYP-1901, a potential twice-yearly sustained delivery intravitreal anti-VEGF treatment initially targeting wet age-related macular degeneration (“wet AMD”), the leading cause of vision loss among people 50 years of age and older in the United States. Therapies for wet AMD have a market size in the U.S. of approximately $6 billion and growing, primarily driven by the aging baby boomer population. Our product candidate pipeline also includes YUTIQ50, a potential twice-yearly treatment for non-infectious uveitis affecting the posterior segment of the eye, one of the leading causes of blindness. We also have two commercial products: YUTIQ®, a once every three-year treatment for chronic non-infectious uveitis affecting the posterior segment of the eye, and DEXYCU®, a single dose treatment for postoperative inflammation following ocular surgery.

Recent Developments

•

Underlying customer demand and Distributor purchases by specialty distributors and specialty pharmacies (collectively, the “Distributors”) of both YUTIQ and DEXYCU were negatively impacted beginning in the first and especially the second quarter of 2020 due to shutdowns associated with the Pandemic in the U.S. Although a modest return of customer demand began in June 2020 and produced sequential product sales growth into the third and fourth quarters of 2020 for both products and for DEXYCU in the first quarter of 2021, we expect these reduced demand levels to continue through the duration of the Pandemic until various restrictions on elective surgeries and office visits are fully removed. During the Pandemic, our sales organization continued to call on such offices, though at a reduced frequency. There have been no disruptions to the supply chains for YUTIQ and DEXYCU during the Pandemic and we continue to produce finished product for commercial sale.

•

In February 2021, we sold 10,465,000 shares of our common stock in an underwritten public offering at a price of $11.00 per share, including the exercise in full by the underwriters of their option to purchase up to 1,365,000 additional shares of our common stock. The gross proceeds of the offering were approximately $115.1 million. Underwriter discounts and commissions and other share issue costs totaled approximately $7.2 million.

•

In April 2021, our Asia partner, Ocumension, announced that the new drug application (“NDA”) for OT-401 (“YUTIQ”) had been accepted by the National Medical Products Administration of the People’s Republic of China (“NMPA”). YUTIQ is the Company’s first ophthalmic drug whose NDA has been accepted by the NMPA, and is also the first sustained-release micro-insert submitted for NDA in mainland China that has a controlled release rate for up to 36 months. It is also the first time the NMPA has accepted the NDA based on real world study data.

R&D Highlights

•	In January 2021, we dosed our first patient in our Phase 1 trial for EYP-1901.
•	In May 2021, studies of DEXYCU will be presented in two separate poster sessions at the Association for Research in Vision and Ophthalmology (“ARVO”) Annual meeting.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires that we make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates, judgments and assumptions on historical experience, anticipated results and trends, and on various other factors that we believe are reasonable under the circumstances at the time. By their nature, these estimates, judgments and assumptions are subject to an inherent degree of uncertainty. Actual results may differ from our estimates under different assumptions or conditions. In our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, we set forth our critical accounting policies and estimates, which included revenue recognition, reserves for variable consideration associated with our commercial revenue and recognition of expense in outsourced clinical trial agreements. See Note 2 of the notes to our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q for a description of our accounting policies and estimates for reserves for variable consideration related to product sales.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020:

	Three Months Ended
	March 31,		Change
	2021	2020	Amounts	%
	(In thousands except percentages)
Revenues:
Product sales, net	$6,802	$4,687	$2,115	45%
License and collaboration agreement	341	2,020	(1,679)	(83)%
Royalty income	180	782	(602)	(77)%
Total revenues	7,323	7,489	(166)	(2)%
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	1,390	980	410	42%
Research and development	5,479	4,853	626	13%
Sales and marketing	5,659	8,125	(2,466)	(30)%
General and administrative	5,115	4,360	755	17%
Amortization of acquired intangible assets	615	615	—	na
Total operating expenses	18,258	18,933	(675)	(4)%
Loss from operations	(10,935)	(11,444)	509	4%
Other income (expense):
Interest and other income	1	54	(53)	(98)%
Interest expense	(1,346)	(1,784)	438	25%
Other expense, net	(1,345)	(1,730)	385	22%
Net loss	$(12,280)	$(13,174)	$894	7%

Product Sales, net

Product sales, net represents the gross sales of YUTIQ and DEXYCU less provisions for product sales allowances. Product sales, net increased by $2.1 million to $6.8 million for the three months ended March 31, 2021 compared to $4.7 million for the three months ended March 31, 2020. Product sales during 2020 were negatively impacted due to shutdowns associated with the Pandemic in the U.S. Although we did see a modest return of customer demand for both products in the third and fourth quarters of 2020, we expect demand to continue at decreased levels through the duration of the Pandemic until restrictions on elective surgeries and office visits are removed. Customer demand has a direct impact on product orders from our specialty distributors that we record as net product sales. Net product revenue represents product purchased by our distributors whereas customer demand represents purchases of product by physician practices and ASCs from our distributors. Please see the Recent Development section for more information on the impact of the Pandemic on, among other things, our product sales. Currently, the pass-through reimbursement for DEXYCU is set to expire on March 31, 2022, if not otherwise extended.

License and collaboration agreement

License and collaboration agreement revenues decreased by $1.7 million, or 83%, to $341,000 for the three months ended March 31, 2021 compared to $2.0 million for the three months ended March 31, 2020. This decrease was attributable primarily to the recognition of approximately $2.0 million from Ocumension upon signing a license agreement for DEXYCU in China during the three months ended March 31, 2020.

Royalty Income

Royalty income decreased by $602,000, or 77%, to $180,000 for the three months ended March 31, 2021 compared to $782,000 for the three months ended March 31, 2020. The decrease was attributable to the impact of the royalty monetization agreement with SWK Holdings that grants to SWK all future royalty payments under the Amended Alimera Agreement beginning with the fourth quarter of 2020 for a one-time payment of $16.5 million.  Due to the accounting treatment for this agreement (see Revenue Recognition section), we recognize a non-cash portion of deferred revenue as Alimera pays royalties to SWK beginning in the first quarter of 2021 (see Note 3).

We expect lower royalty revenue related to the royalty monetization agreement in 2021 and future periods, compared to 2020.

Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Cost of sales, excluding amortization of acquired intangible assets, increased by $410,000, or 42%, to $1.4 million for the three months ended March 31, 2021 from $980,000 for the three months ended March 31, 2020. This increase was primarily attributable to increased costs associated with higher product sales, primarily costs of goods and distribution fees.

Research and Development

Research and development expenses increased by $626,000, or 13%, to $5.5 million for the three months ended March 31, 2021 from $4.9 million for the same period in the prior year. This increase was attributable primarily to (i) $1.5 million in increased clinical costs, primarily related to our EYP-1901 Phase 1 clinical trial and (ii) approximately $247,000 of personnel related costs for incremental new hires, partially offset by a decrease of approximately $300,000 in investigator-initiated studies and other medical affairs related costs. The first quarter of 2020 also included a one-time $1.0 million payment for the licensing of vorolanib for EYP-1901.

Sales and Marketing

Sales and marketing expenses decreased by $2.5 million, or 30%, to $5.7 million for the three months ended March 31, 2021 from $8.1 million for the same period in the prior year.  This decrease was primarily attributable to (i) approximately $2.0 million of net personnel related expenses, primarily due to the reduction in DEXYCU KAMs that occurred in the second quarter of 2020 and (ii) $1.2 million in marketing and related expenses in conjunction with reduced spending due to the Pandemic, partially offset by a $570,000 increase in commission due to ImprimisRx, our commercial partner for DEXYCU.

General and Administrative

General and administrative expenses increased by $755,000, or 17%, to $5.1 million for the three months ended March 31, 2021 from $4.4 million for the same period in the prior year. This increase was attributable primarily to (i) $367,000 in consulting, investor relations and other spending initiatives and (ii) $320,000 in legal, audit and other professional services.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets totaled $615,000 for both the three months ended March 31, 2021 as well as the same period in the prior year.  This amount was attributable to the DEXYCU product intangible asset that resulted from the Icon Acquisition (see Note 5).

Interest (Expense) Income

Interest expense totaled $1.3 million for the three months ended March 31, 2021, which included $147,000 of amortization of debt discount and no non-cash payment-in-kind interest expense all related to the CRG Loan. We incurred lower interest expense due to the $13.7 million partial principal paydown in the fourth quarter of 2020 on the CRG Loan.  Interest expense in the three months ended March 31, 2020 was $1.8 million which included $171,000 of amortization of debt discount and $323,000 of non-cash payment-in-kind interest expense.

Interest income from amounts invested in an institutional money market fund decreased to $1,000 for the three months ended March 31, 2021 compared to $54,000 in the prior year quarter, due primarily to higher money market interest rates in the prior year quarter. At the start of the Pandemic, money market rates fell substantially beginning March 2020, and current interest earned is therefore low, despite our increased cash balance.

Liquidity and Capital Resources

We have had a history of operating losses and an absence of significant recurring cash inflows from revenue, and at March 31, 2021 we had a total accumulated deficit of $523.0 million. Our operations have been financed primarily from sales of our equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from collaboration partners. In the first quarter of 2019, we commenced the U.S. launch of our first two commercial products, YUTIQ and DEXYCU. However, we have not received sufficient revenues from our product sales to fund operations and we do not expect revenues from our product sales to generate sufficient funding to sustain our operations in the near-term.

Financing Activities

Our total cash and cash equivalents were $138.6 million at March 31, 2021. During the three months ended March 31, 2021, we recorded net proceeds of $107.9 million from the issuance of shares of our common stock (“Common Stock”) in an underwritten public offering (see Note 9). We also sold shares of our Common Stock under our at-the-market facility during the three months ended March 31, 2021 and recorded net proceeds of approximately $499,000.

The CRG Loan is due and payable on December 31, 2023 (the “Maturity Date”). The CRG Loan bears interest at a per annum rate (subject to increase during an event of default) equal to 12.5%, of which 2.5% may be paid in-kind at our election, so long as no default or event of default under the CRG Loan Agreement has occurred and is continuing. We are required to make interest only payments on a quarterly basis until the Maturity Date. We will also be required to pay an exit fee equal to 6% of the aggregate principal amounts advanced (including any paid-in-kind amounts) under the CRG Loan Agreement. to certain exceptions, we are required to make mandatory prepayments of the CRG Loan with the proceeds of assets sales and in the event of a change of control of our Company. In addition, we may make a voluntary prepayment of the CRG Loan, in whole or in part, at any time. All mandatory and voluntary prepayments of the CRG Loan are subject to the payment of prepayment premiums, if prepayment occurs after December 31, 2020 and on or prior to December 31, 2021, in an amount equal to 3% of the aggregate outstanding principal amount of the CRG Loan being prepaid. No prepayment premium is due on any principal prepaid after December 31, 2021.

Certain of our existing and future subsidiaries, including the Guarantors, are guaranteeing our obligations under the CRG Loan Agreement. Our obligations under the CRG Loan Agreement and the guarantee of such obligations are secured by a pledge of substantially all of our and the Guarantors’ assets.

The CRG Loan Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on our and our subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the CRG Loan Agreement contains the following financial covenants requiring us and the Guarantors to maintain:

•

liquidity in an amount which shall exceed the greater of (i) $5 million and (ii) to the extent we have incurred certain permitted debt, the minimum cash balance, if any, required of the Company by the creditors of such permitted debt; and

•

annual minimum product revenue from YUTIQ and DEXYCU: (i) for the twelve-month period beginning on January 1, 2021 and ending on December 31, 2021, of at least $45 million and (iii) for the twelve-month period beginning on January 1, 2022 and ending on December 31, 2022, of at least $90 million.

On May 3, 2021, we entered into a waiver to the CRG Loan Agreement (the “Waiver”), pursuant to which CRG reduced the financial covenant associated with our revenue derived from sales of YUTIQ and DEXYCU for the twelve-month period ended December 31, 2021 from $45 million to $25 million.  On October 8, 2020, we entered into a Waiver to the CRG Loan Agreement (the “Waiver”) pursuant to which CRG waived the financial covenant associated with our revenue derived from sales of YUTIQ and DEXYCU for the twelve-month period ended December 31, 2020 and reduced the revenue covenant for the twelve-month period ending December 31, 2021 from $80 million to $45 million. On November 19, 2019, we entered into a Waiver to the CRG Loan Agreement (the “Waiver”) pursuant to which CRG waived the financial covenant associated with our revenue derived from sales of YUTIQ and DEXYCU for the twelve-month period ended December 31, 2019. If we do not maintain compliance with all of the continuing covenants and other terms and conditions of the CRG Loan or secure a waiver for any non-compliance, then the Lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding, plus penalties and interest, including an exit fee and any prepayment fees, and foreclose on the collateral granted to them to secure such indebtedness. Such repayment would have a material adverse effect on our business and financial condition.

On December 17, 2020, we paid $15.0 million against the CRG Loan obligations in connection with the consummation of the RPA agreement (see Note 3). In addition to repayment of the $13.8 million principal portion of the CRG Loan, we paid (i) the $828,000 Exit Fee, and (ii) accrued and unpaid interest of $378,000 through that date. CRG waived the financial covenant in the CRG Loan associated with the payment of prepayment premiums if prepayment occurred after December 31, 2019 and on or prior to December 31, 2020. As of March 31, 2021, our outstanding balance, including principal and the exit fee, under the CRG Loan was approximately $40.3 million, and consisted of approximately $38.4 million of carrying value (see Note 12), and $2.1 million of the remaining balance of unamortized debt discount related to the CRG Loan.

Future Funding Requirements

At March 31, 2021, we had cash and cash equivalents of $138.6 million.  We expect that our cash and cash equivalents combined with anticipated net cash inflows from product sales will fund our operating plan through December 31, 2022, under current expectations regarding (i) the timing and outcomes of our Phase 1 clinical trial for EYP-1901 for the treatment of wet AMD, and (ii) initiation of our Phase 2 clinical trials for EYP-1901 for the treatment of wet AMD. Due to the difficulty and uncertainty associated with the design and implementation of clinical trials, we will continue to assess our cash and cash equivalents and future funding requirements.  However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations.

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

•	the cost of commercialization activities for YUTIQ and DEXYCU, including product manufacturing, marketing, sales and distribution;
•	the scheduled March 31, 2022 expiration of pass-through coverage under which DEXYCU is reimbursed for Medicare Part B patients, if not otherwise extended;
•	whether and to what extent we internally fund, whether and when we initiate, and how we conduct other product development programs;
•	payments we receive under any new collaboration agreements;
•	whether and when we are able to enter into strategic arrangements for our products or product candidates and the nature of those arrangements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims;
•	changes in our operating plan, resulting in increases or decreases in our need for capital;
•	the forgiveness of the $2.0 million PPP Loan by the U.S. Small Business Administration;
•	our views on the availability, timing and desirability of raising capital; and
•	the extent to which our business could be adversely impacted by the effects of the Pandemic or by other pandemics, epidemics or outbreaks.

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

Our consolidated statements of historical cash flows are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020	Change
Net loss:	$(12,280)	$(13,174)	$894
Changes in operating assets and liabilities	(4,641)	(5,487)	846
Other adjustments to reconcile net loss to cash flows from operating activities	1,822	2,316	(494)
Net cash used in operating activities	$(15,099)	$(16,345)	$1,246
Net cash used in investing activities	$-	$(16)	$16
Net cash provided by financing activities	$108,769	$20,446	$88,323

Operating cash outflows for the three months ended March 31, 2021 totaled $15.1 million, primarily due to our net loss of $12.3 million, reduced by $1.8 million of non-cash expenses, which included $988,000 of stock-based compensation, $615,000 of amortization of the DEXYCU finite-lived intangible asset, and $147,000 of amortization of debt discount.

Operating cash outflows for the three months ended March 31, 2020 totaled $16.3 million, primarily due to our net loss of $13.2 million, reduced by $2.3 million of non-cash expenses, which included $1.2 million of stock-based compensation, $615,000 of amortization of the DEXYCU finite-lived intangible asset, and $494,000 of non-cash interest and amortization of debt discount.

For the three months ended March 31, 2021, there was no net cash used in investing activities. Net cash used in investing activities for the three months ended March 31, 2020 consisted of $16,000 of purchases of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2021 totaled $108.8 million and consisted of the following:

(i)	$107.9 million of net proceeds from the issuance of 10,465,000 shares of our Common Stock;
(ii)	$499,000 of net proceeds from the issuance of 48,538 shares of our Common Stock sold utilizing our ATM; and
(iii)	$173,000 of proceeds from stock issued under our employee stock purchase plan.

Net cash provided by financing activities for the three months ended March 31, 2020 totaled $20.5 million and consisted of the following:

(i)	$20.3 million of net proceeds from the issuance of 15,000,000 shares of our Common Stock; and
(ii)	$187,000 of proceeds from stock issued under our employee stock purchase plan.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2021 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Due to the Pandemic, certain employees of the Company continued working remotely through the quarter ended March 31, 2021. As a result of the continued remote working environment, the Company has not identified any material changes in the Company’s internal control over financial reporting. The Company is continually monitoring and assessing the Pandemic situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various routine legal proceedings and claims incidental to our business, which management believes will not have a material effect on our financial position, results of operations or cash flows.

We previously disclosed that on May 14, 2020 we had received a subpoena from the Division of Enforcement of the SEC seeking production of certain documents and information on topics including product sales and demand, revenue recognition and accounting in relation to product sales, product sales and cash projections, and related financial reporting, disclosure and compliance matters.  On May 4, 2021, we were advised by the SEC Division of Enforcement that it has concluded its investigation of us and that, based on the information it has to date, the Enforcement Division does not intend to recommend an enforcement action against us.

Item 1A.Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, “Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 12, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

On May 3, 2021, we entered into Amendment No. 3 and Waiver to the Term Loan Agreement (the “Amendment”), among us, as borrower, EyePoint Pharmaceuticals US, Inc. and Icon Bioscience, Inc., as subsidiary guarantors (the “Guarantors”), to our existing debt facility, dated February 13, 2019, and as amended or otherwise modified from time to time, (the “Loan Agreement”), with CRG Servicing LLC (“CRG”) as administrative agent and collateral agent, and the lenders party to the Loan Agreement.

Pursuant to the Amendment, CRG amended the financial covenant associated with our minimum product revenue under the Term Loan Agreement to $25 million from $45 million for the twelve-month period ending December 31, 2021. There were no other material changes to the Loan Agreement.

Item 6.	Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1

3.2	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	10-K	09/13/17	3.2

3.3	Certificate of Correction to Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	8-K	04/02/18	3.1

3.4	Certificate of Amendment of Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/27/18	3.1

3.5	By-Laws of EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	3.5

3.6	Amendment No. 1 to the By-Laws of EyePoint Pharmaceuticals, Inc.	8-K	11/06/18	3.1

3.7	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	6/23/20	3.1

3.8	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	12/08/20	3.1

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1

4.2	Warrant to Purchase Common Stock of pSivida Corp., issued March 28, 2018, to SWK Funding, LLC	8-K	3/29/18	4.1

4.3	Registration Rights Agreement, dated as of March 28, 2018, by and among pSivida Corp. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P.	8-K	3/29/18	10.3

4.4	Second Registration Rights Agreement, dated as of June 25, 2018, by and among EyePoint Pharmaceuticals, Inc. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P. and each other person identified on the signature pages thereto	8-K	06/27/18	10.1

10.1*	Third Amendment to Lease, dated April 5, 2021, between GRE Riverworks, LLC and EyePoint Pharmaceuticals, Inc.

10.2*

Amendment No. 3 and Waiver To Term Loan Agreement, dated May 3, 2021, among EyePoint Pharmaceuticals, Inc. as Borrower, EyePoint Pharmaceuticals US, Inc. and Icon Bioscience, Inc., as Subsidiary Guarantors and CRG Servicing LLC, as Administrative Agent and Collateral Agent

10.3	First Amendment to Share Purchase Agreement, dated February 1, 2021, by and between EyePoint Pharmaceuticals, Inc. and Ocumension Therapeutics	8-K	02/03/21	10.1

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

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the inline XBRL document and included in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EyePoint Pharmaceuticals, Inc.

Date: May 5, 2021	By:	/s/ Nancy Lurker
	Name:	Nancy Lurker
	Title:	President and Chief Executive Officer (Principal Executive Officer)