Form 10-Q
period 2021-06-30
EyePoint Pharmaceuticals, Inc.
filed 2021-08-06
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

There were 28,770,033 shares of the registrant’s common stock, $0.001 par value, outstanding as of July 30, 2021.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.Unaudited Financial Statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$127,630	$44,909
Accounts and other receivables, net	15,111	9,453
Prepaid expenses and other current assets	3,704	3,419
Inventory	5,381	5,337
Total current assets	151,826	63,118
Property and equipment, net	515	630
Operating lease right-of-use assets	2,353	2,610
Intangible assets, net	23,979	25,209
Restricted cash	150	150
Total assets	$178,823	$91,717
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,421	$4,811
Accrued expenses	9,114	8,445
Deferred revenue	1,008	945
Other current liabilities	707	687
Total current liabilities	16,250	14,888
Long-term debt	36,235	37,977
Deferred revenue - noncurrent	15,132	15,616
Operating lease liabilities - noncurrent	2,013	2,330
Other long-term liabilities	2,328	2,365
Total liabilities	71,958	73,176
Contingencies (Note 13)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at June 30, 2021 and December 31, 2020; 28,754,192 and 18,139,981 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	29	18
Additional paid-in capital	638,965	528,362
Accumulated deficit	(532,970)	(510,680)
Accumulated other comprehensive income	841	841
Total stockholders' equity	106,865	18,541
Total liabilities and stockholders' equity	$178,823	$91,717

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues:
Product sales, net	$8,738	$3,706	$15,540	$8,393
License and collaboration agreement	94	35	435	2,055
Royalty income	181	381	361	1,163
Total revenues	9,013	4,122	16,336	11,611
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	1,929	502	3,319	1,482
Research and development	5,605	3,276	11,084	8,129
Sales and marketing	6,659	6,089	12,318	14,214
General and administrative	5,184	4,792	10,299	9,152
Amortization of acquired intangible assets	615	615	1,230	1,230
Total operating expenses	19,992	15,274	38,250	34,207
Loss from operations	(10,979)	(11,152)	(21,914)	(22,596)
Other income (expense):
Interest and other income, net	280	8	281	62
Interest expense	(1,376)	(1,806)	(2,722)	(3,590)
Gain on extinguishment of debt	2,065	—	2,065	—
Total other income (expense), net	969	(1,798)	(376)	(3,528)
Net loss	$(10,010)	$(12,950)	$(22,290)	$(26,124)
Net loss per share - basic and diluted	$(0.35)	$(1.04)	$(0.83)	$(2.17)
Weighted average shares outstanding - basic and diluted	28,744	12,477	26,750	12,015

Net loss	$(10,010)	$(12,950)	$(22,290)	$(26,124)
Comprehensive loss	$(10,010)	$(12,950)	$(22,290)	$(26,124)

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands except share data)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance at March 31, 2020	12,474,110	$27	$494,067	$(478,460)	$840	$16,474
Net loss	—	—	—	(12,950)	—	(12,950)
Vesting of stock units	45,603	—	(71)	—	—	(71)
Stock-based compensation	—	—	735	—	—	735
Balance at June 30, 2020	12,519,713	$27	$494,731	$(491,410)	$840	$4,188

Balance at March 31, 2021	28,741,475	$29	$637,797	$(522,960)	$841	$115,707
Net loss	—	—	—	(10,010)	—	(10,010)
Vesting of stock units	12,717	—	(12)	—	—	(12)
Stock-based compensation	—	—	1,180	—	—	1,180
Balance at June 30, 2021	28,754,192	$29	$638,965	$(532,970)	$841	$106,865
	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance at January 1, 2020	10,941,659	$11	$472,765	$(465,286)	$840	$8,330
Net loss	—	—	—	(26,124)	—	(26,124)
Issuance of stock, net of issue costs	1,500,000	15	19,975	—	—	19,990
Employee stock purchase plan	16,166	1	186	—	—	187
Vesting of stock units	61,888	—	(90)	—	—	(90)
Stock-based compensation	—	—	1,895	—	—	1,895
Balance at June 30, 2020	12,519,713	$27	$494,731	$(491,410)	$840	$4,188

Balance at January 1, 2021	18,139,981	$18	$528,362	$(510,680)	$841	$18,541
Net loss	—	—	—	(22,290)	—	(22,290)
Issuance of stock, net of issue costs	10,513,538	11	108,392	—	—	108,403
Employee stock purchase plan	27,713	—	173	—	—	173
Exercise of stock options	827	—	10	—	—	10
Vesting of stock units	72,133	—	(140)	—	—	(140)
Stock-based compensation	—	—	2,168	—	—	2,168
Balance at June 30, 2021	28,754,192	$29	$638,965	$(532,970)	$841	$106,865

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(22,290)	$(26,124)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization of intangible assets	1,230	1,230
Depreciation of property and equipment	142	88
Amortization of debt discount	300	348
Non-cash interest expense	—	647
Gain on extinguishment of debt	(2,065)	—
Stock-based compensation	2,168	1,895
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(5,943)	4,472
Inventory	(43)	(1,635)
Accounts payable and accrued expenses	1,354	(2,342)
Right-of-use assets and operating lease liabilities	(74)	(30)
Deferred revenue	(421)	(15)
Net cash used in operating activities	(25,642)	(21,466)
Cash flows from investing activities:
Purchases of property and equipment	(25)	(42)
Net cash used in investing activities	(25)	(42)
Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	108,403	19,990
Proceeds under paycheck protection program loan	—	2,041
Net settlement of stock units to satisfy statutory tax withholding	(140)	(90)
Proceeds from exercise of stock options	183	187
Principal payments on finance lease obligations	(58)	(20)
Net cash provided by financing activities	108,388	22,108
Net increase (decrease) in cash, cash equivalents and restricted cash	82,721	600
Cash, cash equivalents and restricted cash at beginning of year	45,059	22,364
Cash, cash equivalents and restricted cash at end of year	$127,780	$22,964
Supplemental cash flow information:
Cash interest paid	$2,403	$1,299
Supplemental disclosure of non-cash investing and financing activities:
Stock issuance costs	65	—
Payments forgiven under paycheck protection program loan	2,041	—

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Operations

         The accompanying condensed consolidated financial statements of EyePoint Pharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, the “Company”), as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2020, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods indicated. The preparation of financial statements in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year or any future period.

         The Company is a pharmaceutical company committed to developing and commercializing innovative therapeutics to help improve the lives of patients with serious eye disorders. The Company’s pipeline leverages its proprietary Durasert® technology for extended intraocular drug delivery including EYP-1901, a potential twice-yearly sustained delivery intravitreal anti-VEGF treatment initially targeting wet age-related macular degeneration (“wet AMD”), the leading cause of vision loss among people 50 years of age and older in the United States. The Company’s product candidate pipeline also includes YUTIQ® 50, a potential twice-yearly treatment for non-infectious uveitis affecting the posterior segment of the eye, one of the leading causes of blindness. The Company also has two commercial products: YUTIQ®, a once every three-year treatment for chronic non-infectious uveitis affecting the posterior segment of the eye, and DEXYCU®, a single dose treatment for postoperative inflammation following ocular surgery.

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

The Company’s lead product candidate, EYP-1901, combines a bioerodible formulation of its proprietary Durasert sustained-release technology with vorolanib, a tyrosine kinase inhibitor (“TKI”). The Company is currently evaluating EYP-1901 in a Phase 1 clinical trial as a potential twice-yearly sustained delivery intravitreal treatment for wet AMD. Current approved treatments for wet AMD require monthly or bi-monthly eye injections in a physician’s office, which can cause inconvenience and discomfort and often lead to reduced compliance and poor outcomes. On May 25, 2021, the Company announced the completion of the enrollment of the Phase 1 DAVIO clinical trial of EYP-1901 and expects initial data from trial in the fourth quarter of 2021.

The Company is also developing YUTIQ 50 as a potential twice-yearly intravitreal treatment for chronic non-infectious uveitis affecting the posterior segment of the eye. The Company has consulted with the FDA and identified a clinical pathway for a supplemental new drug application (“sNDA”) filing that the Company expects will involve a clinical trial of a small population. The Company expects to initiate the Phase 3 clinical trial for YUTIQ 50 by the end of this year.

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

The Company is also seeking to enhance its long-term growth potential by expanding EYP-1901 beyond wet AMD into diabetic retinopathy (“DR”) and retinal vein occlusion (“RVO”), both large and growing ocular disease areas. The Company also expects to potentially identify and advance additional product pipeline candidates through clinical and regulatory development. This may be accomplished through internal discovery efforts, potential research collaborations and/or in-licensing arrangements with partner molecules and potential acquisitions of additional ophthalmic products, product candidates or technologies that complement the Company’s current product portfolio.

Effects of the COVID-19 Coronavirus Pandemic

The ongoing COVID-19 coronavirus pandemic (the “Pandemic”) has had a material and adverse impact on the Company’s business, including as a result of measures that the Company, other businesses, and governments have taken and will possibly continue to take. This includes a significant impact on cash flows from expected revenues due to the closure of ambulatory surgery centers for DEXYCU and a significant reduction in physician office visits impacting YUTIQ in 2020. The ongoing Pandemic continued to have an adverse impact on the Company’s revenues, financial condition and cash flows in the first quarter and second quarter of 2021. Further, the future progression of the Pandemic and its effects on the Company’s business and operations are uncertain at this time. Depending on the future developments that are uncertain and difficult to predict, including new information that may emerge concerning the Pandemic, the Company’s revenues, financial condition and cash flows may be adversely affected in the future as well. The Company is continuously monitoring the Pandemic and its potential effect on the Company’s financial position, results of operations and cash flows. This uncertainty could have an impact in future periods on certain estimates used in the preparation of the Company’s periodic financial results, including reserves for variable consideration related to product sales, realizability of certain receivables, assessment for excess or obsolete inventory, and impairment of long-lived assets. Uncertainty around the extent and duration of the Pandemic, and any future related financial impact cannot be reasonably estimated at this time.

Liquidity

The Company had cash and cash equivalents of $127.6 million at June 30, 2021. The Company has a history of operating losses and has not had significant recurring cash inflows from revenue. The Company’s operations have been financed primarily from sales of its equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from its collaboration partners. In the first quarter of 2019, the Company commenced the U.S. launch of its first two commercial products, YUTIQ and DEXYCU. However, the Company has not received sufficient revenues from its product sales to fund operations and the Company does not expect revenues from its product sales to generate sufficient funding to sustain its operations in the near-term. The Company expects to continue fulfilling its funding needs through cash inflows from revenue of YUTIQ and DEXYCU product sales, licensing and research collaboration transactions, additional equity capital raises and other arrangements. The Company believes that its cash and cash equivalents of $127.6 million at June 30, 2021, coupled with expected cash inflows from its product sales will enable the Company to fund its current and planned operations for at least the next twelve months from the date these consolidated financial statements were issued. Actual cash requirements could differ from management’s projections due to many factors, including the continued effect of the Pandemic on the Company’s business and the medical community, the timing and results of the Company’s clinical trials for EYP-1901, additional investments in research and development programs, the success of commercialization for YUTIQ and DEXYCU, the actual costs of these commercialization efforts, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

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

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2021-04”): Issuer’s  Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments are designed to clarify an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options that remain equity-classified after modification or exchange. The ASU provides guidance on how an issuer would measure and recognize the effects of these transactions. The standard provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. ASU 2021-04 will be effective for the Company in the first quarter of its fiscal year ending December 31, 2022. The Company is currently evaluating the impact the adoption of this update will have on its consolidated financial statements.
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

Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2021.

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

For the three months ended June 30, 2021 and 2020, the Company accrued DEXYCU product revenue-based royalty expense of $648,000 and $99,000, respectively, as a component of cost of sales. For the six months ended June 30, 2021 and 2020, the Company accrued DEXYCU product revenue-based royalty expense of $1.1 million and $616,000, respectively, as a component of cost of sales, of which $0 and $400,000, respectively, were related to the earn-out payment equal to 20% of the $2 million upfront license fee received from Ocumension in February 2020 (See Note 3), as the payment of the partnering income in connection with the Company’s acquisition of Icon Bioscience, Inc. in March 2018 (the “Icon Acquisition”).

3.	Revenue

Product Revenue Reserves and Allowances

The Company’s product revenues have been primarily from sales of YUTIQ and DEXYCU in the U.S., which it began shipping to its customers in February 2019 and March 2019, respectively.

Net product revenues by product for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
YUTIQ (A)	$4,166	$2,879	$7,196	$6,454
DEXYCU (B)	4,572	827	8,344	1,939
Total product sales, net	$8,738	$3,706	$15,540	$8,393

(A)

Included approximately $14,000 and $11,000 of revenue from YUTIQ product sales to Ocumension for the three months ended June 30, 2021 and 2020, respectively. Included approximately $19,000 and $11,000 of revenue from YUTIQ product sales to Ocumension for the six months ended June 30, 2021 and 2020, respectively.

(B)	No revenue was recognized from DEXYCU product sales to Ocumension for the three and six months ended June 30, 2021 and 2020.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2021 and 2020, respectively (in thousands):

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2021	$574	$535	$603	$1,712
Provision related to sales in the current year	2,932	1,965	497	5,394
Adjustments related to prior period sales	(50)	(22)	(100)	(172)
Deductions applied and payments made	(2,229)	(1,121)	(581)	(3,931)
Ending balance at June 30, 2021	$1,227	$1,357	$419	$3,003

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2020	$1,618	$271	$352	$2,241
Provision related to sales in the current year	864	247	436	1,547
Adjustments related to prior period sales	(387)	—	50	(337)
Deductions applied and payments made	(1,185)	(400)	(324)	(1,909)
Ending balance at June 30, 2020	$910	$118	$514	$1,542

Returns are recorded as a reduction of accounts receivable on the condensed consolidated balance sheets. Chargebacks, discounts and fees and rebates are recorded as a component of accrued expenses on the condensed consolidated balance sheets (See Note 6).

License and Collaboration Agreements and Royalty Income

Alimera

Pursuant to a licensing and development agreement, as amended (the “Amended Alimera Agreement”), Alimera Sciences, Inc. (“Alimera”) has a worldwide exclusive license to develop, make, market and sell ILUVIEN in return for royalties based on sales and patent fee reimbursements. Royalties income was $0 and $381,000 for the three months ended June 30, 2021 and 2020, respectively, and $0 and $1.2 million for the six months ended June 30, 2021 and 2020, respectively. Total revenue was $2,000 and $386,000 for the three months ended June 30, 2021 and 2020, respectively, and $15,000 and $1.2 million for the six months ended June 30, 2021 and 2020, respectively.

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

The Company recognized $181,000 and $361,000 of royalty revenue related to the RPA for the three and six months ended June 30, 2021, in connection with the royalty payment of $583,000 and $1.2 million for the three and six months ended June 30, 2021 from Alimera to SWK, pursuant to the Amended Alimera Agreement. No revenue was recognized related to the RPA for the three and six months ended June 30, 2020. As of June 30, 2021, the Company had $1.0 million and $15.1 million as current and non-current deferred revenue recognized under royalty sale agreement, respectively. As of December 31, 2020, the Company classified $885,000 and $15.6 million as current and non-current deferred revenue recognized under royalty sale agreement, respectively.

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

During the three months ended June 30, 2021 and 2020, the Company recognized $91,000 and $0, respectively, related to additional technical assistance. During the six months ended June 30, 2021 and 2020, the Company recognized $360,000, related to additional technical assistance, and approximately $2.0 million of license and collaboration revenue, respectively.

The Company recognized no sales-based royalty expense during the three months ended June 30, 2021 and 2020. The Company recognized $0 and $400,000 of accrued sales-based royalty expense during the six months ended June 30, 2021 and 2020, respectively, related to the earn-out payment equal to 20% of the $2.0 million upfront license fee received from Ocumension in February 2020, as the payment of the partnering income in connection with the Icon Acquisition in March 2018.

Research Collaborations

The Company from time to time enters into funded agreements to evaluate the potential use of its technology systems for sustained release of third-party partner drug candidates. Consideration received is generally recognized as revenue over the term of the research collaborations. Revenue recognition for consideration, if any, related to a license option right is assessed based on the terms of any such future license agreement or is otherwise recognized at the completion of the research collaborations. No revenues recognized under research collaborations for each of the three months ended June 30, 2021 and 2020, and $60,000 and $15,000 for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021 and December 31, 2020, $0 and $60,000 deferred revenue was recorded for the research collaborations, respectively.

4.	Inventory

Inventory consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$3,135	$2,664
Work in process	153	747
Finished goods	2,093	1,926
Total inventory	$5,381	$5,337

5.	Intangible Assets

The reconciliation of intangible assets for the six months ended June 30, 2021 and 2020 was as follows (in thousands):

	June 30,	June 30,
	2021	2020
Patented technologies
Gross carrying amount at beginning of period	$68,322	$68,322
Gross carrying amount at end of period	68,322	68,322
Accumulated amortization at beginning of period	(43,113)	(40,653)
Amortization expense	(1,230)	(1,230)
Accumulated amortization at end of period	(44,343)	(41,883)
Net book value at end of period	$23,979	$26,439

The Company amortizes intangible assets with finite lives on a straight-line basis over their respective estimated useful lives. Amortization of intangible assets totaled $615,000 and $1.2 million for each of the three and six months ended June 30, 2021 and 2020, respectively.

In connection with the Icon Acquisition, the initial purchase price was attributed to the DEXYCU product intangible asset. This finite-lived intangible asset is being amortized on a straight-line basis over its expected remaining useful life of 9.75 years at the rate of approximately $2.5 million per year. Amortization expense was reported as a component of cost of sales for the three and six months ended June 30, 2021 and 2020, respectively.

6.	Accrued Expenses

Accrued expenses consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020

Personnel costs	$3,457	$5,686
Clinical trial costs	259	—
Professional fees	616	647
Sales chargebacks, rebates and other revenue reserves	2,584	1,109
Other	2,198	1,003
	$9,114	$8,445

7.	Leases

On May 17, 2018, the Company amended the lease for its headquarters in Watertown, Massachusetts. The original five-year lease for approximately 13,650 square feet of combined office and laboratory space was set to expire in April 2019. Under the amendment, the Company leased an additional 6,590 square feet of rentable area of the building, with a commencement date of September 10, 2018. The amendment extended the term of the lease for the combined space through May 31, 2025. On April 5, 2021, the Company further amended the lease to include an additional 1,409 square feet of rentable area of the building through May 31, 2025, with a commencement date of July 1, 2021. The landlord agreed to provide the Company a construction allowance of up to $670,750 to be applied toward the aggregate work completed on the total space. The Company has an option to further extend the term of the lease for one additional five-year period. Per the terms of the lease agreement, the Company does not have a residual value guarantee. The Company previously provided a cash-collateralized $150,000 irrevocable standby letter of credit as security for the Company’s obligations under the lease, which was extended through the period that is four months beyond the expiration date of the amended lease. The Company will also be required to pay its proportionate share of certain operating costs and property taxes applicable to the leased premises in excess of new base year amounts.

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

As of June 30, 2021, the weighted average remaining term of the Company’s operating leases was 3.8 years and the lease liabilities arising from obtaining ROU assets reflect a weighted average discount rate of 12.5%.

Supplemental balance sheet information related to operating leases as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Other current liabilities - operating lease current portion	$613	$568
Operating lease liabilities – noncurrent portion	2,013	2,330
Total operating lease liabilities	$2,626	$2,898

Operating lease expense recognized related to ROU assets was $213,000, excluding $9,000 of variable lease costs, for each of the three months ended June 30, 2021 and 2020, and $427,000 related to ROU assets, excluding $18,000 of variable lease costs, during each of the six months ended June 30, 2021 and 2020, and were included in general and administrative expense in the Company’s statement of comprehensive loss. Cash paid for amounts included in the measurement of operating lease liabilities was $221,000 and $215,000 for the three months ended June 30, 2021 and 2020, respectively, and $442,000 and $430,000 for the six months ended June 30, 2021 and 2020, respectively.

The Company is a party to two finance leases for laboratory equipment. The equipment leases expire in December 2021 and December 2022, respectively.

Supplemental balance sheet information related to the finance lease as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Property and equipment, at cost	$239	$239
Accumulated amortization	(115)	(52)
Property and equipment, net	$124	$187

Other current liabilities – finance lease current portion	$95	$119
Other long-term liabilities	35	71
Total finance lease liabilities	$130	$190

The components of finance lease expense recognized during the three and six months ended June 30, 2021 related to ROU assets was $30,000 and $62,000 and interest on lease liabilities was $4,000 and $10,000. Cash paid for amounts included in the measurement of finance lease liabilities were operating cash flows of $4,000 and $10,000 during the three and six months ended June 30, 2021, respectively, and financing cash flows of $29,000 and $58,000 during the three and six months ended June 30, 2021, respectively.  The components of finance lease expense recognized during the three and six months ended June 30, 2020 related to ROU assets were $13,000 and $27,000, respectively. Interest on lease liabilities were $2,000 and $5,000, respectively, during the three and six months ended June 30, 2020. Cash paid for amounts included in the measurement of finance lease liabilities were operating cash flows of $2,000 and $4,000 during the three and six months ended June 30, 2020, and financing cash flows of $12,000 and $20,000 during the three and six months ended June 30, 2020.

As of June 30, 2021, the weighted average remaining term of the Company’s finance lease was 1.3 years and the lease liabilities arising from obtaining ROU assets reflect a weighted average discount rate of 12.5%.

The Company’s total future minimum lease payments under non-cancellable leases at June 30, 2021 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2021	$448	$65
2022	849	75
2023	815	—
2024	830	—
2025	346	—
Total lease payments	$3,288	$140
Less imputed interest	(662)	(10)
Total	$2,626	$130

8.	Loan Agreements

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

The Company used all of the loan proceeds from the PPP Loan to pay expenses during the covered period that the Company believes were for eligible purposes. On September 25, 2020, the Company submitted an application to the SBA through SVB for full loan forgiveness. On June 19, 2021, the Company received notification from SVB that the PPP Loan of $2.0 million has been fully forgiven by the SBA, and that payment and all accrued interest of $24,000 thereon were remitted by the SBA to SVB on June 16, 2021. In connection with the full loan forgiveness, the Company recorded a gain on extinguishment of debt of approximately $2.1 million in the three and six months ended June 30, 2021.

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

The CRG Loan is due and payable on December 31, 2023 (the “Maturity Date”). The CRG Loan bears interest at a fixed rate of 12.5% per annum payable in arrears on the last business day of each calendar quarter. The Company is required to make quarterly, interest only payments until the Maturity Date. So long as no default has occurred and is continuing, the Company may elect on each applicable interest payment date to pay 2.5% of the 12.5% per annum interest as Paid In-Kind (“PIK”), whereby such PIK amount would be added to the aggregate principal amount and accrue interest at 12.5% per annum. During the six months ended June 30, 2021, no PIK amounts had been added to the principal balance of the CRG Loan. In addition, the Company is required to pay an upfront fee of 1.5% of amounts borrowed under the CRG Loan (excluding any paid-in-kind amounts), which is payable as amounts are advanced under the CRG Loan. The Company will also be required to pay an exit fee equal to 6% of (i) the aggregate principal amounts advanced and (ii) PIK amounts issued, under the CRG Loan Agreement. In connection with the CRG Initial Advance, a 1.5% financing fee of $525,000 and an expense reimbursement of $350,000 were deducted from the net borrowing proceeds. In connection with the CRG Second Advance, a 1.5% financing fee of $225,000 was deducted from the net borrowing proceeds.

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

Amortization of debt discount under the CRG Loan totaled $153,000 and $177,000 for the three months ended June 30, 2021 and 2020, respectively, and $300,000 and $348,000 for the six months ended June 30, 2021 and 2020, respectively.

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

During the three months ended June 30, 2021, the Company sold no shares of its common stock under the ATM facility. During the six months ended June 30, 2021, the Company sold 48,538 shares of its common stock, at a weighted average price of $11.37 per share, for gross proceeds of approximately $552,000. Share issue costs, including sales agent commissions, totaled approximately $53,000 during the six months ended June 30, 2021.

2020 Equity Financing

In February 2020, the Company sold 1,500,000 shares of the Company’s common stock in an underwritten public offering at a price of $14.50 per share for gross proceeds of $21.75 million. Underwriter discounts and commissions and other share issue costs totaled approximately $1.8 million.

At the Annual Meeting of Stockholders held on June 23, 2020, the Company’s stockholders approved the adoption of an amendment to the Company’s Certificate of Incorporation, to increase the number of authorized shares of its common stock from 150,000,000 shares to 300,000,000 shares. The Company filed the Certificate of Amendment on June 23, 2020.

Warrants to Purchase Common Shares

The following table provides a reconciliation of fixed price warrants to purchase shares of the Company’s common stock for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021		2020
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Balance at beginning of period	48,683	$12.33	48,683	$12.33
Balance and exercisable at end of period	48,683	$12.33	48,683	$12.33

Pursuant to a credit agreement, the Company issued a warrant to SWK Funding LLC to purchase (i) 40,910 shares of the Company’s common stock on March 28, 2018 at an exercise price of $11.00 per share with a seven-year term and (ii) 7,773 shares of the Company’s common stock on June 26, 2018 at an exercise price of $19.30 per share with a seven-year term. At June 30, 2021, the weighted average remaining life of the warrants was approximately 3.8 years.

10.	Share-Based Payment Awards

Equity Incentive Plan

The 2016 Long-Term Incentive Plan (the “2016 Plan”), approved by the Company’s stockholders on December 12, 2016 (the “Adoption Date”), provides for the issuance of up to 300,000 shares of  the Company’s common stock reserved for issuance under the 2016 Plan plus any additional shares of the Company’s common stock that were available for grant under the 2008 Incentive Plan (the “2008 Plan”) at the Adoption Date or would otherwise become available for grant under the 2008 Plan as a result of subsequent termination or forfeiture of awards under the 2008 Plan. At the Company’s Annual Meeting of Stockholders held on June 25, 2019, the Company’s stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance by 1,100,000 shares. At the Company’s Annual Meeting of Stockholders held on June 22, 2021, the Company’s stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance by 2,500,000 shares. At June 30, 2021, a total of approximately 2,118,067 shares were available for new awards.

Certain inducement awards, although not awarded under the 2016 Plan or the 2008 Plan, are subject to and governed by the terms and conditions of the 2016 Plan or 2008 Plan, as applicable.

Stock Options

The following table provides a reconciliation of stock option activity under the Company’s equity incentive plans and for inducement awards for the six months ended June 30, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
			(in years)	(in thousands)
Outstanding at January 1, 2021	1,338,880	$20.86
Granted	833,727	12.98
Exercised	(827)	11.65
Forfeited	(48,304)	17.31
Expired	(23,666)	31.92
Outstanding at June 30, 2021	2,099,810	$17.69	8.05	$134
Exercisable at June 30, 2021	834,187	$23.42	6.35	$3

In January 2019, the Company expanded the terms of its annual stock option grants to include vesting ratable monthly over four years, or with 25% vesting after one year followed by ratable monthly vesting over three years. Previously, the Company’s option grants generally had ratable annual vesting over three years, or 1-year cliff vesting. Nonemployee awards are granted similar to the Company’s employee awards. All option grants have a 10-year term. Options to purchase a total of 170,283 shares of the Company’s common stock vested during the six months ended June 30, 2021. Starting February 2021, the Company (i) ceased vesting ratable monthly over four years and (ii) retained 25% vesting after one year followed by ratable monthly vesting over the remaining three years.

In determining the grant date fair value of option awards during the six months ended June 30, 2021, the Company applied the Black-Scholes option pricing model based on the following key assumptions:

Option life (in years)	4.75 - 6.08
Stock volatility	72.5% - 83.07%
Risk-free interest rate	0.42% - 1.18%
Expected dividends	0.0%

The following table summarizes information about employee, non-executive director and external consultant stock options for the six months ended June 30, 2021 (in thousands):

Six Months
Ended
June 30, 2021
Weighted-average grant date fair value per share	$8.41
Total cash received from exercise of stock options	10
Total intrinsic value of stock options exercised	2

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

The following table provides a reconciliation of RSU activity under the 2016 Plan for the six months ended June 30, 2021:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Nonvested at January 1, 2021	149,004	$13.85
Granted	227,141	13.06
Vested	(80,909)	14.61
Forfeited	(4,319)	11.72
Nonvested at June 30, 2021	290,917	$13.05

At June 30, 2021, the weighted average remaining vesting term of the RSUs was 1.51 years.

Deferred Stock Units

There were no non-vested deferred stock units (“DSUs”) issued and outstanding to the Company’s non-executive directors at each of June 30, 2021 and December 31, 2020, respectively. Each DSU vests one year from the date of grant. Subsequent to vesting, the DSUs will be settled in shares of the Company’s common stock upon the earliest to occur of (i) each director’s termination of service on the Company’s Board of Directors and (ii) the occurrence of a change of control as defined in the award agreement. At June 30, 2021, there were no vested DSUs that have not been settled in shares of the Company’s common stock.

Employee Stock Purchase Plan

On June 25, 2019, the Company’s stockholders approved the adoption of the EyePoint Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) and authorized up to 110,000 shares of common stock reserved for issuance to participating employees. At the Company’s Annual Meeting of Stockholders held on June 22, 2021, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares authorized for issuance by 250,000 shares. The ESPP allows qualified participants to purchase the Company’s common stock twice a year at 85% of the lesser of the average of the high and low sales price of the Company’s common stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period. The number of shares of the Company’s common stock each employee may purchase under this plan, when combined with all other employee stock purchase plans, is limited to the lower of an aggregate fair market value of $25,000 during each calendar year, or 5,000 shares of the Company’s common stock in any one offering period. The Company has maintained consecutive six-month offering periods since August 1, 2019. As of June 30, 2021, 27,713 shares of the Company’s common stock were issued pursuant to the ESPP.

The Company estimated the fair value of the option component of the ESPP shares at the date of grant using a Black-Scholes valuation model. During the three and six months ended June 30, 2021, the compensation expense from ESPP shares was immaterial.

Stock-Based Compensation Expense

The Company’s consolidated statements of comprehensive loss included total compensation expense from stock-based payment awards for the three and six months ended June 30, 2021 and 2020, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Compensation expense included in:
Research and development	$255	$(49)	$518	$214
Sales and marketing	241	141	481	393
General and administrative	684	643	1,169	1,288
	$1,180	$735	$2,168	$1,895

At June 30, 2021, there was approximately $10.7 million of unrecognized compensation expense related to outstanding equity awards under the 2016 Plan, the 2008 Plan, the inducement awards and the ESPP that is expected to be recognized as expense over a weighted-average period of approximately 1.64 years.

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

The Company recorded $0 and $1.0 million of R&D expense for the three and six months ended June 30, 2020, respectively, due to the early stage of its preclinical drug development studies. No additional charge was recorded for the three and six months ended June 30, 2021.

12.Fair Value Measurements

The following tables summarize the Company’s assets carried at fair value measured on a recurring basis at June 30, 2021 and December 31, 2020 by valuation hierarchy (in thousands):

	June 30, 2021
		Quoted prices in	Significant other	Significant
	Total Carrying	active markets	observable inputs	unobservable inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$125,048	$125,048	$—	$—
	$125,048	$125,048	$—	$—

	December 31, 2020
		Quoted prices in	Significant other	Significant
	Total Carrying	active markets	observable inputs	unobservable inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$23,538	$23,538	$—	$—
	$23,538	$23,538	$—	$—

Financial instruments that potentially subject the Company to concentrations of credit risk have historically consisted principally of cash and cash equivalents. At June 30, 2021 and December 31, 2020, substantially all of the Company’s interest-bearing cash equivalent balances were concentrated in one U.S. Government institutional money market fund that has investments consisting primarily of U.S. Government Agency debt, U.S. Treasury Repurchase Agreements and U.S. Government Agency Repurchase Agreements. These deposits may be redeemed upon demand and, therefore, generally have minimal risk. The Company’s cash equivalents are classified within Level 1 on the basis of valuations using quoted market prices.

The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term maturity.

The fair value of the Company’s CRG Loan is determined using a discounted cash flow analysis based on market rates for observable similar instruments as of the condensed consolidated balance sheet dates. Accordingly, the fair value of the CRG Loan is categorized as Level 2 within the fair value hierarchy. At June 30 2021, the fair value of the CRG Loan was approximately $38.4 million, and the carrying value of the CRG Loan was approximately $38.5 million, and consisted of $36.2 million of its carrying amount as reported in long-term debt, and $2.3 million of debt exit fee as reported in other long-term liabilities of the condensed consolidated balance sheet, respectively. At December 31, 2020, the fair value of the CRG Loan was approximately $38.0 million, and the carrying value of the CRG Loan was approximately $38.3 million, and consisted of $36.0 million of its carrying amount as reported in long-term debt, and $2.3 million of debt exit fee as reported in other long-term liabilities of the condensed consolidated balance sheet, respectively.

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

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by adding to the basic weighted average number of common shares outstanding the total number of dilutive common equivalent shares using the treasury stock method, unless the effect is anti-dilutive. Potentially dilutive shares were not included in the calculation of diluted net loss per share for each of the three and six months ended June 30, 2021 and 2020 as their inclusion would be anti-dilutive.

Potential common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	Six Months Ended June 30,
	2021	2020
Stock options	2,099,810	1,367,235
ESPP	10,793	9,742
Warrants	48,683	48,683
Restricted stock units	290,917	146,352
	2,450,203	1,572,012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	our expectations regarding the timing and outcome of our Phase 1 DAVIO clinical trial for EYP-1901 for the treatment of wet AMD;
•

our expectations to avoid the toxicity seen in the prior clinical trials of orally delivered vorolanib, a tyrosine kinase inhibitor (“TKI”) by delivering vorolanib locally using a bioerodible formulation of our Durasert® technology as EYP-1901 at a significantly lower total dose;

•	our expectations regarding the timing and clinical development of our product candidates, including EYP-1901 and YUTIQ 50;
•	the potential advantages of YUTIQ® and DEXYCU® for the treatment of eye diseases;
•

the extent to which our business, the medical community and the global economy will continue to be materially and adversely impacted by the effects of the COVID-19 pandemic (the “Pandemic”), or by other pandemics, epidemics or outbreaks;

•	our cash flow expectations from commercial sales of YUTIQ and DEXYCU;
•	the scheduled March 31, 2022 expiration of pass-through coverage under which DEXYCU is reimbursed for Medicare Part B patients, and our expectations regarding any potential extensions thereof;
•

our expectations regarding our new Category III CPT code that was approved by the American Medical Association, and its potential to provide an opportunity for a reimbursement pathway for the administration of DEXYCU;

•	our ability to manufacture YUTIQ and DEXYCU, or any future products or product candidates, in sufficient quantities and quality;
•

our belief that our cash and cash equivalents of $127.6 million at June 30, 2021, combined with anticipated net cash inflows from product sales will fund our operating plan through December 31, 2022, under current expectations regarding (i) the timing and outcomes of our Phase 1 clinical trial for EYP-1901 for the treatment of wet AMD, and (ii) initiation of our Phase 2 clinical trials for EYP-1901 for the treatment of wet AMD;

•	our expectations regarding the timing of initiating clinical trials for YUTIQ 50;
•	our ability to obtain additional capital in sufficient amounts and on terms acceptable to us, and the consequences of failing to do so;
•	our future expenses and capital expenditures;
•

our expectations regarding our ability to obtain and adequately maintain sufficient intellectual property protection for EYP-1901, YUTIQ, DEXYCU and YUTIQ 50 and any future products or product candidates, and to avoid claims of infringement of third-party intellectual property rights;

•	our ability to identify and in-license pipeline product candidates;
•	our expectation that we will continue to incur significant expenses and that our operating losses and our net cash outflows to fund operations will continue for the foreseeable future;
•	our expectations regarding our partnership with ImprimisRx; and
•	the effect of legal and regulatory developments.

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

•	our ability to achieve profitable operations and access to needed capital;
•	fluctuations in our operating results;
•	our ability to successfully produce sufficient commercial quantities of YUTIQ and DEXYCU and to successfully commercialize YUTIQ and DEXYCU in the U.S.;
•	our ability to sustain and enhance an effective commercial infrastructure and enter into and maintain commercial agreements for the commercialization of YUTIQ and DEXYCU;
•	consequences of fluocinolone acetonide side effects for YUTIQ;
•	consequences of dexamethasone side effects for DEXYCU;
•	the success of current and future license and collaboration agreements, including our agreements with Ocumension Therapeutics (“Ocumension”) and Equinox Science, LLC (“Equinox”);
•	our dependence on contract research organizations, vendors and investigators;
•	effects of competition and other developments affecting sales of products;
•	market acceptance of our products;
•	protection of intellectual property and avoiding intellectual property infringement;
•	product liability; and
•	other factors described in our filings with the SEC.

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

Our Business

Overview

We are a pharmaceutical company committed to developing and commercializing innovative therapeutics to help improve the lives of patients with serious eye disorders. Our pipeline leverages our proprietary Durasert® technology for extended intraocular drug delivery including EYP-1901, a potential twice-yearly sustained delivery intravitreal anti-VEGF treatment initially targeting wet age-related macular degeneration (“wet AMD”), the leading cause of vision loss among people 50 years of age and older in the United States. Our product candidate pipeline also includes YUTIQ® 50, a potential twice-yearly treatment for non-infectious uveitis affecting the posterior segment of the eye, one of the leading causes of blindness. We also have two commercial products: YUTIQ®, a once every three-year treatment for chronic non-infectious uveitis affecting the posterior segment of the eye, and DEXYCU®, a single dose treatment for postoperative inflammation following ocular surgery.

Recent Developments

•

Underlying customer demand and distributor purchases by specialty distributors and specialty pharmacies (collectively, the “Distributors”) of both YUTIQ and DEXYCU was negatively impacted beginning in the first and especially the second quarter of 2020 due to shutdowns associated with the Pandemic in the U.S. A modest return of customer demand began in June 2020 which contributed to sequential product sales growth in the third and fourth quarters of 2020, and Pandemic-related restrictions on elective surgeries and physician office visits were largely removed during the first and second quarters of 2021.  However, the future progression of the Pandemic and its effects on our business and operations are uncertain at this time. Depending on the future developments that are uncertain and difficult to predict, including new information that may emerge concerning the Pandemic, our customer demand may be adversely affected in the future as well. During the Pandemic, our sales organization has continued to call on physician offices, though at a reduced frequency. There have been no disruptions to the supply chains for YUTIQ and DEXYCU during the Pandemic and we continue to produce finished product for commercial sale.

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

•

In a press release dated April 7, 2021, our Asia partner, Ocumension, announced that the new drug application (“NDA”) for OT-401 (YUTIQ) had been accepted by the National Medical Products Administration of the People’s Republic of China (“NMPA”). Ocumension reported that YUTIQ is its first ophthalmic drug for which an NDA has been accepted by the NMPA and is also the first sustained-release micro-insert submitted for NDA approval in mainland China that has a controlled release rate for up to 36 months. Ocumension’s press release also announced that this is the first time the NMPA has accepted an NDA based on real world study data.

•

In June 2021, we received notification from Silicon Valley Bank (“SVB”) that the Paycheck Protection Program Loan (“PPP Loan”) of $2.0 million has been fully forgiven by the U.S. Small Business Administration (“SBA”), and that payment and all accrued interest thereon were remitted by the SBA to SVB on June 16, 2021.

•	In June 2021, we announced that we had joined the Russell 2000® and the Russell 3000® indices.
•

In July 2021, we announced that the American Medical Association created a new Category III Current Procedural Terminology (CPT®) Code to describe the injection of medicines like DEXYCU®.  The code, OX78T, is for the administration of a drug into the posterior chamber of the anterior segment of the eye and becomes effective January 1, 2022.  Once implemented, it may provide an opportunity for an additional reimbursement pathway for the administration of DEXYCU, in addition to the pass-through payment for the drug itself.

•

In July 2021, we announced that we expect to receive a nine month extension of separate payment for DEXYCU, which would otherwise expire on March 31, 2022, with the end of the drug’s pass-through status.  The announcement was based on the fiscal year (FY) 2022 Medicare Hospital Outpatient Prospective Payment System (OPPS) proposed rule.  The rule includes a proposal to extend the period of separate payment for select pass-through drugs and devices that have their pass-through status scheduled to expire between December 31, 2021 and September 30, 2022, including DEXYCU.  CMS proposes to extend the period of separate payment for these therapies beyond the expiration of pass-through status in light of the COVID-19 public health emergency.  The proposal is subject to a public comment period and may be either adopted as proposed, modified, or withdrawn in the FY 2022 OPPS final rule, which is anticipated to be released in November 2021.

•

In August 2021, we announced the establishment of our Executive Scientific Advisory Board with prestigious members made up of some of the leading retinal surgeons in the world and chaired by Dr. Carl Regillo MD, FACS, Chief of the Retina Service at Wills Eye Hospital.

R&D Highlights

•	In January 2021, we dosed our first patient in our Phase 1 DAVIO clinical trial for EYP-1901.
•	In May 2021, studies of DEXYCU were presented in two separate poster sessions at the Association for Research in Vision and Ophthalmology (“ARVO”) Annual meeting.
•	In May 2021, we announced the completion of enrollment in our Phase 1 DAVIO clinical trial of EYP-1901 for the potential treatment of Wet AMD.
•

In July 2021, we reported positive 30-day safety results for all cohorts from the DAVIO clinical trial.  Key safety observations through at least 30-Day post-dosing follow-up for all patients include: (i) No serious adverse events (SAEs), ocular or systemic, (ii) no reported adverse events (AEs) related to significant intraocular inflammation, best-corrected visual acuity (BCVA) reduction, or elevation of intraocular pressure (IOP) and (iii) no events of endophthalmitis, retinal detachment or migration into the anterior chamber.

•	In July 2021, DEXYCU was presented in three separate oral presentations, one poster session and a video symposium at the American Society of Cataract and Refractive Surgery (ASCRS) Annual Meeting.

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

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020:

	Three Months Ended
	June 30,		Change
	2021	2020	Amounts	%
	(In thousands except percentages)
Revenues:
Product sales, net	$8,738	$3,706	$5,032	136%
License and collaboration agreement	94	35	59	169%
Royalty income	181	381	(200)	(52)%
Total revenues	9,013	4,122	4,891	119%
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	1,929	502	1,427	284%
Research and development	5,605	3,276	2,329	71%
Sales and marketing	6,659	6,089	570	9%
General and administrative	5,184	4,792	392	8%
Amortization of acquired intangible assets	615	615	—	na
Total operating expenses	19,992	15,274	4,718	31%
Loss from operations	(10,979)	(11,152)	173	2%
Other income (expense):
Interest and other income	280	8	272	3400%
Interest expense	(1,376)	(1,806)	430	24%
Gain on extinguishment of debt	2,065	—	2,065	na
Other income (expense), net	969	(1,798)	2,767	154%
Net loss	$(10,010)	$(12,950)	$2,940	23%

Product Sales, net

Product sales, net represents the gross sales of YUTIQ and DEXYCU less provisions for product sales allowances. Product sales, net increased by $5.0 million to $8.7 million for the three months ended June 30, 2021 compared to $3.7 million for the three months ended June 30, 2020.  Product sales during 2020 were negatively impacted due to shutdowns associated with the Pandemic in the U.S.  Although we did see a modest return of customer demand for both products in the third and fourth quarters of 2020, as Pandemic-related restrictions on elective surgeries and physician office visits were largely removed during the first and second quarters of 2021, the future progression of the Pandemic and its effects on our business and operations are uncertain at this time. Depending on the future developments that are uncertain and difficult to predict, including new information that may emerge concerning the Pandemic, our customer demand may be adversely affected in the future as well. Please see the Recent Development section for more information on the impact of the Pandemic on, among other things, our product sales.

License and collaboration agreement

License and collaboration agreement revenues increased by $59,000, or 169%, to $94,000 for the three months ended June 30, 2021 compared to $35,000 for the three months ended June 30, 2020. This increase was attributable primarily to our ongoing collaboration with Ocumension.

Royalty Income

Royalty income decreased by $200,000, or 52%, to $181,000 for the three months ended June 30, 2021 compared to $381,000 for the three months ended June 30, 2020. The decrease was attributable to the impact of the royalty monetization agreement with SWK Holdings that grants to SWK all future royalty payments under the Amended Alimera Agreement beginning with Q4 2020 for a one-time payment of $16.5 million.  Due to the accounting treatment for this agreement (see the Revenue Recognition section), we recognize a non-cash portion of deferred revenue as Alimera pays royalties to SWK beginning in the first quarter of 2021 (see Note 3). We expect lower royalty revenue related to the royalty monetization agreement in 2021 compared to 2020.

Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Cost of sales, excluding amortization of acquired intangible assets, increased by $1.4 million, or 284%, to $1.9 million for the three months ended June 30, 2021 from $502,000 for the three months ended June 30, 2020. This increase was primarily attributable to increased costs associated with higher product sales, primarily costs of goods and royalties, due to higher DEXYCU product mix.

Research and Development

Research and development expenses increased by $2.3 million, or 71%, to $5.6 million for the three months ended June 30, 2021 from $3.3 million for the same period in the prior year. This increase was attributable primarily to (i) $1.7 million in increased personnel related costs due to expansion of our clinical and research organization and (ii) approximately $840,000 of increased clinical costs, primarily related to our EYP-1901 Phase 1 study, partially offset by a decrease of approximately $94,000 in investigator-initiated studies and other medical affairs related costs.

Sales and Marketing

Sales and marketing expenses increased by $570,000, or 9%, to $6.7 million for the three months ended June 30, 2021 from $6.1 million for the same period in the prior year.  This increase was primarily attributable to $828,000 in commissions due to our commercial partner for DEXYCU, partially offset by approximately $212,000 in decreased net personnel related expenses, primarily due to the reduction in DEXYCU KAMs that occurred in Q2 2020.

General and Administrative

General and administrative expenses increased by $392,000, or 8%, to $5.2 million for the three months ended June 30, 2021 from $4.8 million for the same period in the prior year. This increase was attributable primarily to (i) $180,000 in personnel related expenses and (ii) $152,000 in consulting, investor relations and other spending initiatives, partially offset by a $65,000 decrease in legal, audit and other professional services,

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets totaled $615,000 for both the three months ended June 30, 2021 as well as the same period in the prior year.  This amount was attributable to the DEXYCU product intangible asset that resulted from the Icon Acquisition (see Note 5).

Interest (Expense) Income

Interest expense totaled $1.4 million for the three months ended June 30, 2021, which included $153,000 of amortization of debt discount and $0 of non-cash payment-in-kind interest expense all related to the CRG Debt. We incurred lower interest expense due to the $13.7 million partial principal paydown in Q4-2020 on the CRG term loan.  Interest expense in the three months ended June 30, 2020 was $1.8 million which included $177,000 of amortization of debt discount and $324,000 of non-cash payment-in-kind interest expense.

Interest income from amounts invested in an institutional money market fund decreased to $5,000 for the three months ended June 30, 2021 compared to $8,000 in the prior year quarter, due primarily to higher money market interest rates in the prior year quarter. At the start of the Pandemic, money market rates fell substantially beginning March 2020, current interest earned is therefore low, despite our increased cash balance. Other income for the three months ended June 30, 2021 is $275,000 from a tax refund related to FY2020.

Gain on Extinguishment of Debt

Forgiveness by the SBA of our PPP Loan resulted in a gain on extinguishment of debt, which consisted of approximately (i) $2.0 million of principal and (ii) $24,000 of interest (see Note 8).

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020:

	Six Months Ended
	June 30,		Change
	2021	2020	Amounts	%
	(In thousands except percentages)
Revenues:
Product sales, net	$15,540	$8,393	$7,147	85%
License and collaboration agreement	435	2,055	(1,620)	(79)%
Royalty income	361	1,163	(802)	(69)%
Total revenues	16,336	11,611	4,725	41%
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	3,319	1,482	1,837	124%
Research and development	11,084	8,129	2,955	36%
Sales and marketing	12,318	14,214	(1,896)	(13)%
General and administrative	10,299	9,152	1,147	13%
Amortization of acquired intangible assets	1,230	1,230	—	na
Total operating expenses	38,250	34,207	4,043	12%
Loss from operations	(21,914)	(22,596)	682	3%
Other income (expense):
Interest and other income	281	62	219	353%
Interest expense	(2,722)	(3,590)	868	24%
Gain on extinguishment of debt	2,065	—	2,065	na
Other income (expense), net	(376)	(3,528)	3,152	89%
Net loss	$(22,290)	$(26,124)	$3,834	15%

Product Sales, net

Product sales, net represents the gross sales of YUTIQ and DEXYCU less provisions for product sales allowances. Product sales, net increased by $7.1 million to $15.5 million for the six months ended June 30, 2021 compared to $8.4 million for the six months ended June 30, 2020.  Product sales during 2020 were negatively impacted due to shutdowns associated with the Pandemic in the U.S.  Although we did see a modest return of customer demand for both products in the third and fourth quarters of 2020, as Pandemic-related restrictions on elective surgeries and physician office visits were largely removed during the first and second quarters of 2021, the future progression of the Pandemic and its effects on our business and operations are uncertain at this time. Depending on the future developments that are uncertain and difficult to predict, including new information that may emerge concerning the Pandemic, our customer demand may be adversely affected in the future as well. Please see the Recent Development section for more information on the impact of the Pandemic on, among other things, our product sales.

License and collaboration agreement

License and collaboration agreement revenues decreased by $1.6 million, or 79%, to $435,000 for the six months ended June 30, 2021 compared to $2.1 million for the six months ended June 30, 2020. This decrease was attributable primarily to the recognition of approximately $2.0 million from Ocumension upon signing a license agreement for DEXYCU in China during the six months ended June 30, 2020, partially offset by higher billable technical support hours and material purchases by Ocumension.

Royalty Income

Royalty income decreased by $802,000, or 69%, to $361,000 for the six months ended June 30, 2021 compared to $1.2 million for the six months ended June 30, 2020. The decrease was attributable to the impact of the royalty monetization agreement with SWK Holdings that grants to SWK all future royalty payments under the Amended Alimera Agreement beginning with Q4 2020 for a one-time payment of $16.5 million.  Due to the accounting treatment for this agreement (see Revenue Recognition section), we recognize a non-cash portion of deferred revenue as Alimera pays royalties to SWK beginning in the first quarter of 2021 (see Note 3). We expect lower royalty revenue related to the royalty monetization agreement in 2021 compared to 2020.

Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Cost of sales, excluding amortization of acquired intangible assets, increased by $1.8 million, or 124%, to $3.3 million for the six months ended June 30, 2021 from $1.5 million for the six months ended June 30, 2020. This increase was primarily attributable costs associated with higher product sales, primarily costs of goods and royalties, due to higher DEXYCU product mix.

Research and Development

Research and development expenses increased by $3.0 million, or 36%, to $11.1 million for the six months ended June 30, 2021 from $8.1 million for the same period in the prior year. This increase was attributable primarily to (i) $2.3 million in increased clinical costs, primarily related to our EYP-1901 Phase 1 study and (ii) approximately $1.9 million of personnel related costs for incremental new hires, partially offset by a decrease of approximately $396,000 in investigator-initiated studies and other medical affairs related costs. The first quarter of 2020 also included a one-time $1.0 million payment for the licensing of vorolanib for EYP-1901.

Sales and Marketing

Sales and marketing expenses decreased by $1.9 million, or 13%, to $12.3 million for the six months ended June 30, 2021 from $14.2 million for the same period in the prior year.  This decrease was primarily attributable to (i) approximately $2.0 million in net personnel related expenses, primarily due to the reduction in DEXYCU KAMs that occurred in Q2 2020 and (ii) $1.3 million in marketing related expenses, partially offset by $1.4 million in commissions due to our commercial partner for DEXYCU.

General and Administrative

General and administrative expenses increased by $1.1 million, or 13%, to $10.3 million for the six months ended June 30, 2021 from $9.2 million for the same period in the prior year. This increase was attributable primarily to (i) $519,000 in consulting, investor relations and other spending initiatives and (ii) $318,000 in legal, audit, insurance and other professional services.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets totaled $1.2 million for both the six months ended June 30, 2021 as well as the same period in the prior year.  This amount was attributable to the DEXYCU product intangible asset that resulted from the Icon Acquisition (see Note 5).

Interest (Expense) Income

Interest expense totaled $2.7 million for the six months ended June 30, 2021, which included $300,000 of amortization of debt discount and $0 of non-cash payment-in-kind interest expense all related to the CRG Debt. We incurred lower interest expense due to the $13.7 million partial principal paydown in Q4-2020 on the CRG term loan.  Interest expense in the six months ended June 30, 2020 was $3.6 million which included $348,000 of amortization of debt discount and $647,000 of non-cash payment-in-kind interest expense.

Interest income from amounts invested in an institutional money market fund decreased to $6,000 for the six months ended June 30, 2021 compared to $62,000 in the prior year quarter.  At the start of the Pandemic, money market rates fell substantially beginning March 2020, current interest earned is therefore low, despite our increased cash balance.  Other income for the six months ended June 30, 2021 is $275,000 from a tax refund related to FY2020.

Gain on Extinguishment of Debt

Forgiveness by the SBA of our PPP Loan resulted in a gain on extinguishment of debt, which consisted of approximately (i) $2.0 million of principal and (ii) $24,000 of interest.

Liquidity and Capital Resources

We have had a history of operating losses and an absence of significant recurring cash inflows from revenue, and at June 30, 2021 we had a total accumulated deficit of $533.0 million. Our operations have been financed primarily from sales of our equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from collaboration partners. In the first quarter of 2019, we commenced the U.S. launch of our first two commercial products, YUTIQ and DEXYCU. However, we have not received sufficient revenues from our product sales to fund operations and we do not expect revenues from our product sales to generate sufficient funding to sustain our operations in the near-term.

Financing Activities

Our total cash and cash equivalents were $127.6 million at June 30, 2021. During the six months ended June 30, 2021, we recorded net proceeds of $107.9 million from the issuance of shares of our common stock (“Common Stock”) in an underwritten public offering (see Note 9). We also sold shares of our common stock under our at-the-market facility during the six months ended June 30, 2021 and recorded net proceeds of approximately $499,000.

The CRG Loan is due and payable on December 31, 2023 (the “Maturity Date”). The CRG Loan bears interest at a per annum rate (subject to increase during an event of default) equal to 12.5%, of which 2.5% may be paid in-kind at the election of the Company, so long as no default or event of default under the CRG Loan Agreement has occurred and is continuing. The Company is required to make interest only payments on a quarterly basis until the Maturity Date. The Company will also be required to pay an exit fee equal to 6% of the aggregate principal amounts advanced (including any paid-in-kind amounts) under the CRG Loan Agreement. to certain exceptions, we are required to make mandatory prepayments of the CRG Loan with the proceeds of assets sales and in the event of a change of control of our Company. In addition, we may make a voluntary prepayment of the CRG Loan, in whole or in part, at any time. All mandatory and voluntary prepayments of the CRG Loan are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs after December 31, 2020 and on or prior to December 31, 2021, an amount equal to 3% of the aggregate outstanding principal amount of the CRG Loan being prepaid. No prepayment premium is due on any principal prepaid after December 31, 2021.

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

The CRG Loan Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on our and our subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the CRG Loan Agreement contains the following financial covenants requiring us and the Guarantors to maintain:

•

liquidity in an amount which shall exceed the greater of (i) $5 million and (ii) to the extent we have incurred certain permitted debt, the minimum cash balance, if any, required of the Company by the creditors of such permitted debt; and

•

annual minimum product revenue from YUTIQ and DEXYCU: (i) for the twelve-month period beginning on January 1, 2021 and ending on December 31, 2021, of at least $25 million and (iii) for the twelve-month period beginning on January 1, 2022 and ending on December 31, 2022, of at least $90 million.

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

On December 17, 2020, we paid $15.0 million against the CRG Loan obligations in connection with the consummation of the RPA agreement (see Note 3). In addition to repayment of the $13.8 million principal portion of the CRG Loan, we paid (i) the $828,000 Exit Fee, and (ii) accrued and unpaid interest of $378,000 through that date. CRG waived the financial covenant in the CRG Loan associated with the payment of prepayment premiums if prepayment occurred after December 31, 2019 and on or prior to December 31, 2020. As of June 30, 2021, our outstanding balance, including principal and the exit fee, under the CRG Loan was approximately $40.5 million, and consisted of approximately $38.5 million of carrying value (see Note 12), and $2.0 million of the remaining balance of unamortized debt discount related to the CRG Loan.

Future Funding Requirements

At June 30, 2021, we had cash and cash equivalents of $127.6 million.  We expect that our cash and cash equivalents combined with anticipated net cash inflows from product sales will fund our operating plan through December 31, 2022, under current expectations regarding (i) the timing and outcomes of our Phase 1 clinical trial for EYP-1901 for the treatment of wet AMD, and (ii) initiation of our Phase 2 clinical trials for EYP-1901 for the treatment of wet AMD. Due to the difficulty and uncertainty associated with the design and implementation of clinical trials, we will continue to assess our cash and cash equivalents and future funding requirements.  However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations.

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

•	our expectations regarding the timing and clinical development of our product candidates, including EYP-1901 and YUTIQ 50;
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

•	the cost of commercialization activities for YUTIQ and DEXYCU, including product manufacturing, marketing, sales and distribution;
•	the scheduled March 31, 2022 expiration of pass-through coverage under which DEXYCU is reimbursed for Medicare Part B patients, and our expectations regarding any potential extensions thereof;
•	whether and to what extent we internally fund, whether and when we initiate, and how we conduct other product development programs;
•	payments we receive under any new collaboration agreements;

•	whether and when we are able to enter into strategic arrangements for our products or product candidates and the nature of those arrangements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims;
•	changes in our operating plan, resulting in increases or decreases in our need for capital;
•	our views on the availability, timing and desirability of raising capital; and
•	the extent to which our business could be adversely impacted by the effects of the Pandemic or by other pandemics, epidemics or outbreaks.

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

Our consolidated statements of historical cash flows are summarized as follows (in thousands):

	Six Months Ended
	June 30,
	2021	2020	Change
Net loss:	$(22,290)	$(26,124)	$3,834
Changes in operating assets and liabilities	(5,127)	450	(5,577)
Other adjustments to reconcile net loss to cash flows from operating activities	1,775	4,208	(2,433)
Net cash used in operating activities	$(25,642)	$(21,466)	$(4,176)
Net cash used in investing activities	$(25)	$(42)	$17
Net cash provided by financing activities	$108,388	$22,108	$86,280

Operating cash outflows for the six months ended June 30, 2021 totaled $25.6 million, primarily due to our net loss of $22.3 million, reduced by $1.8 million of non-cash expenses, which included $2.2 million of stock-based compensation, $1.2 million of amortization of the DEXYCU finite-lived intangible asset, $300,000 of amortization of debt discount and a $2.1 million gain on extinguishment of debt from the forgiveness of our PPP Loan.

Operating cash outflows for the six months ended June 30, 2020 totaled $21.5 million, primarily due to our net loss of $26.1 million, reduced by $4.2 million of non-cash expenses, which included $1.9 million of stock-based compensation, $1.2 million of amortization of the DEXYCU finite-lived intangible asset, and $995,000 of non-cash interest and amortization of debt discount.

Net cash used in investing activities for the six months ended June 30, 2021 consisted of $25,000 of purchases of property and equipment. Net cash used in investing activities for the six months ended June 30, 2020 consisted of $42,000 of purchases of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2021 totaled $108.4 million and consisted of the following:

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

Net cash provided by financing activities for the six months ended June 30, 2020 totaled $22.1 million and consisted of the following:

(i)	$20.0 million of net proceeds from the issuance of 15,000,000 shares of our Common Stock; and
(ii)	$2.0 million of net proceeds from the PPP Loan; and
(iii)	$187,000 of proceeds from stock issued under our employee stock purchase plan.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2021 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1

3.2	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	10-K	09/13/17	3.2

3.3	Certificate of Correction to Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	8-K	04/02/18	3.1

3.4	Certificate of Amendment of Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/27/18	3.1

3.5	By-Laws of EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	3.5

3.6	Amendment No. 1 to the By-Laws of EyePoint Pharmaceuticals, Inc.	8-K	11/06/18	3.1

3.7	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	6/23/20	3.1

3.8	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	12/08/20	3.1

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1

4.2	Warrant to Purchase Common Stock of pSivida Corp., issued March 28, 2018, to SWK Funding, LLC	8-K	3/29/18	4.1

4.3	Registration Rights Agreement, dated as of March 28, 2018, by and among pSivida Corp. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P.	8-K	3/29/18	10.3

4.4	Second Registration Rights Agreement, dated as of June 25, 2018, by and among EyePoint Pharmaceuticals, Inc. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P. and each other person identified on the signature pages thereto	8-K	06/27/18	10.1

10.1	EyePoint Pharmaceuticals, Inc. 2016 Long-Term Incentive Plan, as amended	8-K	6/24/21	10.1

10.2	EyePoint Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan, as amended.	8-K	6/24/21	10.2

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

EyePoint Pharmaceuticals, Inc.

Date: August 6, 2021	By:	/s/ Nancy Lurker
	Name:	Nancy Lurker
	Title:	President and Chief Executive Officer (Principal Executive Officer)