Form 10-Q
period 2021-09-30
EyePoint Pharmaceuticals, Inc.
filed 2021-11-05
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

There were 28,771,264 shares of the registrant’s common stock, $0.001 par value, outstanding as of October 29, 2021.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.Unaudited Financial Statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$119,710	$44,909
Accounts and other receivables, net	13,602	9,453
Prepaid expenses and other current assets	3,892	3,419
Inventory	4,571	5,337
Total current assets	141,775	63,118
Property and equipment, net	560	630
Operating lease right-of-use assets	2,402	2,610
Intangible assets, net	23,364	25,209
Restricted cash	150	150
Total assets	$168,251	$91,717
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,639	$4,811
Accrued expenses	11,463	8,445
Deferred revenue	1,035	945
Other current liabilities	796	687
Total current liabilities	19,933	14,888
Long-term debt	36,396	37,977
Deferred revenue - noncurrent	14,792	15,616
Operating lease liabilities - noncurrent	2,019	2,330
Other long-term liabilities	2,363	2,365
Total liabilities	75,503	73,176
Contingencies (Note 13)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at September 30, 2021 and December 31, 2020; 28,771,264 and 18,139,981 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	29	18
Additional paid-in capital	641,543	528,362
Accumulated deficit	(549,665)	(510,680)
Accumulated other comprehensive income	841	841
Total stockholders' equity	92,748	18,541
Total liabilities and stockholders' equity	$168,251	$91,717

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues:
Product sales, net	$8,587	$5,758	$24,127	$14,151
License and collaboration agreement	159	9,535	594	11,590
Royalty income	313	402	674	1,565
Total revenues	9,059	15,695	25,395	27,306
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	1,825	1,882	5,144	3,363
Research and development	8,498	4,090	19,582	12,219
Sales and marketing	7,374	5,269	19,692	19,483
General and administrative	6,060	5,796	16,358	14,949
Amortization of acquired intangible assets	615	615	1,845	1,845
Total operating expenses	24,372	17,652	62,621	51,859
Loss from operations	(15,313)	(1,957)	(37,226)	(24,553)
Other income (expense):
Interest and other income, net	6	(4)	286	58
Interest expense	(1,388)	(1,840)	(4,110)	(5,430)
Gain on extinguishment of debt	—	—	2,065	—
Total other (expense) income, net	(1,382)	(1,844)	(1,759)	(5,372)
Net loss	$(16,695)	$(3,801)	$(38,985)	$(29,925)
Net loss per share - basic and diluted	$(0.58)	$(0.30)	$(1.42)	$(2.44)
Weighted average shares outstanding - basic and diluted	28,766	12,794	27,429	12,277

Net loss	$(16,695)	$(3,801)	$(38,985)	$(29,925)
Comprehensive loss	$(16,695)	$(3,801)	$(38,985)	$(29,925)

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands except share data)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance at June 30, 2020	12,519,713	$13	$494,751	$(491,410)	$840	$4,194
Net loss	—	—	—	(3,801)	—	(3,801)
Issuance of Stock, net of issuance cost	602,945	—	4,705	—	—	4,705
Employee stock purchase plan	17,531	—	107	—	—	107
Vesting of stock units	1,916	—	—	—	—	—
Stock-based compensation	—	—	2,389	—	—	2,389
Balance at September 30, 2020	13,142,105	$13	$501,952	$(495,211)	$840	$7,594

Balance at June 30, 2021	28,754,192	$29	$638,965	$(532,970)	$841	$106,865
Net loss	—	—	—	(16,695)	—	(16,695)
Issuance of stock, net of issue costs	—	—	10	—	—	10
Employee stock purchase plan	15,652	—	101	—	—	101
Exercise of stock options	251	—	1	—	—	1
Vesting of stock units	1,169	—	(5)	—	—	(5)
Stock-based compensation	—	—	2,471	—	—	2,471
Balance at September 30, 2021	28,771,264	$29	$641,543	$(549,665)	$841	$92,748
	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance at January 1, 2020	10,941,659	$11	$472,765	$(465,286)	$840	$8,330
Net loss	—	—	—	(29,925)	—	(29,925)
Issuance of stock, net of issue costs	2,102,945	2	24,699	—	—	24,701
Employee stock purchase plan	33,697	—	294	—	—	294
Vesting of stock units	63,804	—	(90)	—	—	(90)
Stock-based compensation	—	—	4,284	—	—	4,284
Balance at September 30, 2020	13,142,105	$13	$501,952	$(495,211)	$840	$7,594

Balance at January 1, 2021	18,139,981	$18	$528,362	$(510,680)	$841	$18,541
Net loss	—	—	—	(38,985)	—	(38,985)
Issuance of stock, net of issue costs	10,513,538	11	108,403	—	—	108,414
Employee stock purchase plan	43,365	—	273	—	—	273
Exercise of stock options	1,078	—	11	—	—	11
Vesting of stock units	73,302	—	(145)	—	—	(145)
Stock-based compensation	—	—	4,639	—	—	4,639
Balance at September 30, 2021	28,771,264	$29	$641,543	$(549,665)	$841	$92,748

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(38,985)	$(29,925)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization of intangible assets	1,845	1,845
Depreciation of property and equipment	228	135
Amortization of debt discount	462	534
Non-cash interest expense	—	977
Gain on extinguishment of debt	(2,065)	—
Stock-based compensation	4,639	4,284
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(4,622)	2,494
Inventory	767	(1,503)
Accounts payable and accrued expenses	5,030	589
Right-of-use assets and operating lease liabilities	6	(45)
Deferred revenue	(734)	285
Net cash used in operating activities	(33,429)	(20,330)
Cash flows from investing activities:
Purchases of property and equipment	(156)	(170)
Net cash used in investing activities	(156)	(170)
Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	108,349	24,802
Proceeds under paycheck protection program loan	—	2,041
Net settlement of stock units to satisfy statutory tax withholding	(145)	(90)
Proceeds from exercise of stock options	284	294
Principal payments on finance lease obligations	(102)	(35)
Net cash provided by financing activities	108,386	27,012
Net increase (decrease) in cash, cash equivalents and restricted cash	74,801	6,512
Cash, cash equivalents and restricted cash at beginning of year	45,059	22,364
Cash, cash equivalents and restricted cash at end of year	$119,860	$28,876
Supplemental cash flow information:
Cash interest paid	$3,624	$3,910
Supplemental disclosure of non-cash financing activities:
Payments forgiven under paycheck protection program loan	$2,041	$-

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Operations

The accompanying condensed consolidated financial statements of EyePoint Pharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, the “Company”), as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2020, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods indicated. The preparation of financial statements in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year or any future period.

The Company is a pharmaceutical company committed to developing and commercializing innovative therapeutics to help improve the lives of patients with serious eye disorders. The Company’s pipeline leverages its proprietary Durasert® technology for extended intraocular drug delivery including EYP-1901, a potential twice-yearly sustained delivery intravitreal anti-VEGF treatment initially targeting wet age-related macular degeneration (“wet AMD”), the leading cause of vision loss among people 50 years of age and older in the United States. The Company’s product candidate pipeline also includes YUTIQ® 50, a potential six-month treatment for non-infectious uveitis affecting the posterior segment of the eye, one of the leading causes of blindness. The Company also has two commercial products: YUTIQ®, a once every three-year treatment for chronic non-infectious uveitis affecting the posterior segment of the eye, and DEXYCU®, a single dose treatment for postoperative inflammation following ocular surgery.

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

The Company’s lead product candidate, EYP-1901, combines a bioerodible formulation of its proprietary Durasert sustained-release technology with vorolanib, a tyrosine kinase inhibitor (“TKI”). Current approved treatments for wet AMD require monthly or bi-monthly eye injections in a physician’s office, which can cause inconvenience and discomfort and often lead to reduced compliance and poor outcomes. The Company is currently evaluating EYP-1901 in a Phase 1 clinical trial (“DAVIO”) as a potential twice-yearly sustained delivery intravitreal treatment for wet AMD. On September 17, 2021, the Company announced that a late-breaking abstract highlighting topline data for the DAVIO trial was selected for presentation at the American Academy of Ophthalmology (“AAO”) 2021 Annual Meeting scheduled on November 13, 2021. On October 12, 2021, the Company reported positive 3-month safety data results for all dose levels from the ongoing DAVIO trial of EYP-1901 for wet AMD at the American Society of Retina Specialists (“ASRS”) Annual Meeting.

The Company is also developing YUTIQ 50 as a potential six-month intravitreal treatment for non-infectious uveitis affecting the posterior segment of the eye. The Company anticipates the initiation of a Phase 3 clinical trial for YUTIQ 50 in the fourth quarter of 2021 and expects to file for a supplemental new drug application (“sNDA”) approval with the FDA upon successful completion of the trial.

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

Effects of the COVID-19 Coronavirus Pandemic

The ongoing COVID-19 coronavirus pandemic (the “Pandemic”) has had a material and adverse impact on the Company’s business, including as a result of measures that the Company, other businesses, and governments have taken and will possibly continue to take. This includes a significant impact on cash flows from expected revenues due to the closure of ambulatory surgery centers for DEXYCU and a significant reduction in physician office visits impacting YUTIQ in 2020. The ongoing Pandemic continued to have an adverse impact on the Company’s revenues, financial condition and cash flows through the third quarter of 2021. Additionally, the emergence of new variants of the coronavirus has caused and may continue to cause intermittent or prolonged periods of reduced patient services at the Company’s customers’ facilities, which may negatively affect customer demand. The progression of the Pandemic and its effects on the Company’s business and operations are uncertain at this time. Depending on the future developments that are uncertain and difficult to predict, including new information that may emerge concerning the Pandemic, the Company’s revenues, financial condition and cash flows may be adversely affected in the future as well. The Company is continuously monitoring the Pandemic and its potential effect on the Company’s financial position, results of operations and cash flows. This uncertainty could have an impact in future periods on certain estimates used in the preparation of the Company’s periodic financial results, including reserves for variable consideration related to product sales, realizability of certain receivables, assessment for excess or obsolete inventory, and impairment of long-lived assets. Uncertainty around the extent and duration of the Pandemic, and any future related financial impact cannot be reasonably estimated at this time.

Liquidity

The Company had cash and cash equivalents of $119.7 million at September 30, 2021. The Company has a history of operating losses and has not had significant recurring cash inflows from revenue. The Company’s operations have been financed primarily from sales of its equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from its collaboration partners. In the first quarter of 2019, the Company commenced the U.S. launch of its first two commercial products, YUTIQ and DEXYCU. However, the Company has not received sufficient revenues from its product sales to fund operations and the Company does not expect revenues from its product sales to generate sufficient funding to sustain its operations in the near-term. The Company expects to continue fulfilling its funding needs through cash inflows from revenue of YUTIQ and DEXYCU product sales, licensing and research collaboration transactions, additional equity capital raises and other arrangements. The Company believes that its cash and cash equivalents of $119.7 million at September 30, 2021, coupled with expected cash inflows from its product sales will enable the Company to fund its current and planned operations for at least the next twelve months from the date these consolidated financial statements were issued. Actual cash requirements could differ from management’s projections due to many factors, including the continued effect of the Pandemic on the Company’s business and the medical community, the timing and results of the Company’s clinical trials for EYP-1901 and YUTIQ 50, additional investments in research and development programs, the success of ongoing commercialization efforts for YUTIQ and DEXYCU, the actual costs of these ongoing commercialization efforts, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of September 30, 2021.

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

For the three months ended September 30, 2021 and 2020, the Company accrued DEXYCU product revenue-based royalty expense of $649,000 and $1.2 million, respectively, as a component of cost of sales. For the nine months ended September 30, 2021 and 2020, the Company accrued DEXYCU product revenue-based royalty expense of $1.8 million and $1.9 million, respectively, as a component of cost of sales, of which $0 and $400,000, respectively, were related to the earn-out payment equal to 20% of the $2 million upfront license fee received from Ocumension in February 2020 (See Note 3), as the payment of the partnering income in connection with the Company’s acquisition of Icon Bioscience, Inc. in March 2018 (the “Icon Acquisition”).

Capitalized Software Development Cost

The Company capitalizes certain implementation costs for internal-use software incurred in a cloud computing agreement that is a service contract. Eligible costs associated with cloud computing arrangements, such as software business applications used in the normal course of business, are capitalized in accordance with ASC 350 Intangibles – Goodwill and Other. These costs are recognized on a straight-line basis in the same line item in the statement of operations and comprehensive loss as the expense for fees for the associated cloud computing arrangement, over the term of the arrangement, plus reasonably certain renewals.

3.Revenue

Product Revenue Reserves and Allowances

The Company’s product revenues have been primarily from sales of YUTIQ and DEXYCU in the U.S., which it began shipping to its customers in February 2019 and March 2019, respectively.

Net product revenues by product for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
YUTIQ (A)	$3,928	$3,466	$11,124	$9,920
DEXYCU (B)	4,659	2,292	13,003	4,231
Total product sales, net	$8,587	$5,758	$24,127	$14,151

(A)

Included approximately $0 and $19 of revenue recognized from YUTIQ product sales to Ocumension under a supply agreement for the three and nine months ended September 30, 2021, respectively. Included approximately $11 and $21 of revenue recognized from YUTIQ product sales to Ocumension for the three and nine months ended September 30, 2020.

(B)

Included approximately $32 of revenue recognized from DEXYCU product sales to Ocumension under a supply agreement for the three and nine months ended September 30, 2021, and no revenue was recognized from DEXYCU product sales to Ocumension for the three and nine months ended September 30, 2020.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2021 and 2020, respectively (in thousands):

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2021	$574	$535	$603	$1,712
Provision related to sales in the current year	4,990	3,686	706	9,382
Adjustments related to prior period sales	(50)	(22)	(200)	(272)
Deductions applied and payments made	(4,631)	(2,404)	(704)	(7,739)
Ending balance at September 30, 2021	$883	$1,795	$405	$3,083

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2020	$1,618	$271	$352	$2,241
Provision related to sales in the current year	1,464	479	690	2,633
Adjustments related to prior period sales	(387)	—	50	(337)
Deductions applied and payments made	(1,899)	(400)	(523)	(2,822)
Ending balance at September 30, 2020	$796	$350	$569	$1,715

Returns are recorded as a reduction of accounts receivable on the condensed consolidated balance sheets. Chargebacks, discounts and fees and rebates are recorded as a component of accrued expenses on the condensed consolidated balance sheets (See Note 6).

License and Collaboration Agreements and Royalty Income

Alimera

Pursuant to a licensing and development agreement, as amended (the “Amended Alimera Agreement”), Alimera Sciences, Inc. (“Alimera”) has a worldwide exclusive license to develop, make, market and sell ILUVIEN in return for royalties based on sales and patent fee reimbursements. Royalties income was $0 and $402,000 for the three months ended September 30, 2021 and 2020, respectively, and $0 and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively. Total revenue was $39,000 and $437,000 for the three months ended September 30, 2021 and 2020, respectively, and $53,000 and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively.

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

The Company recognized $313,000 and $674,000 of royalty revenue related to the RPA for the three and nine months ended September 30, 2021, in connection with the royalty payment of $1.0 million and $2.2 million for the three and nine months ended September 30, 2021 from Alimera to SWK, pursuant to the Amended Alimera Agreement. No revenue was recognized related to the RPA for the three and nine months ended September 30, 2020. As of September 30, 2021, the Company had $1.0 million and $14.8 million as current and non-current deferred revenue recognized under royalty sale agreement, respectively. As of December 31, 2020, the Company classified $885,000 and $15.6 million as current and non-current deferred revenue recognized under royalty sale agreement, respectively.

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

In August 2020, the Company entered into a Memorandum of Understanding (“2020 MOU”), pursuant to which, the Company received a one-time non-refundable payment of $9.5 million (the “Accelerated Milestone Payment”) from Ocumension as a full and final payment of the combined remaining development, regulatory and sales milestone payments under the Company’s license agreements with Ocumension for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye and for the treatment of post-operative inflammation following ocular surgery, respectively. Upon payment of the Accelerated Milestone Payment, the remaining $11.75 million in combined remaining development and sales milestone payments under the Company’s original license agreement with Ocumension upon the achievement by Ocumension of (i) remaining development and regulatory milestones of $6.25 million and commercial sales-based milestones of $3.0 million for the development and commercialization of its three-year micro insert using the Durasert technology for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye; and (ii) $6.0 million upon the achievement by Ocumension of certain prescribed development and regulatory milestones, and $6.0 million commercial sales-based milestones for the development and commercialization in Mainland China, Hong Kong, Macau and Taiwan of DEXYCU for the treatment of post-operative inflammation following ocular surgery, totaling up to $21.25 million, were permanently extinguished and will no longer be due and owed to the Company. In exchange, Ocumension also received exclusive rights to develop and commercialize YUTIQ and DEXYCU products under its own brand names in South Korea and other jurisdictions across Southeast Asia in Brunei, Burma (Myanmar), Cambodia, Timor-Leste, Indonesia, Laos, Malaysia, the Philippines, Singapore, Thailand and Vietnam, at its own cost and expense with the Company supplying product for clinical trials and commercial sale. The Company continues to be entitled to royalties on future product sales by Ocumension. In April 2021, Ocumension announced its filing of a New Drug Application (“NDA”) for YUTIQ under Ocumension’s distinct name to Chinese regulatory authorities and it is under review. Ocumension has been granted approval to have its NDA submission reviewed based on the U.S. NDA data and the real world data Ocumension has collected from marketing the product in Hainan Pilot Zone. In September 2021, Ocumension announced its receipt of approval from Chinese regulatory authorities for DEXYCU under Ocumension’s distinct name to conduct a Phase 3 clinical trial in China.

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

During the three and nine months ended September 30, 2021, the Company recognized revenue of $78,000 and $438,000, respectively, related to additional technical assistance. During the three and nine months ended September 30, 2020, the Company recognized no revenue. During the three and nine months ended September 30, 2021, the Company recognized no license and collaboration revenue. During the three and nine months ended September 30, 2020, the Company recognized $9.5 million and approximately $11.5 million of license and collaboration revenue, respectively.

The Company recognized no sales-based royalty expense during the three and nine months ended September 30, 2021. The Company recognized sales-based royalty expense of $908,000 and $1.3 million, respectively, during the three and nine months ended September 30, 2020, related to the earn-out payment equal to 20% of DEXYCU share of the Accelerated Milestone Payment received in August 2020 and upfront payment received in February 2020 from Ocumension,  as the payment of the partnering income in connection with the Icon Acquisition in March 2018.

Research Collaborations

The Company from time to time enters into funded agreements to evaluate the potential use of its technology systems for sustained release of third-party partner drug candidates. Consideration received is generally recognized as revenue over the term of the research collaborations. Revenue recognition for consideration, if any, related to a license option right is assessed based on the terms of any such future license agreement or is otherwise recognized at the completion of the research collaborations. No revenues were recognized under research collaborations for each of the three months ended September 30, 2021 and 2020, and $60,000  and $15,000 for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021 and December 31, 2020, $0 and $60,000 deferred revenue was recorded for the research collaborations, respectively.

4.	Inventory

Inventory consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$2,785	$2,664
Work in process	571	747
Finished goods	1,215	1,926
Total inventory	$4,571	$5,337

5.	Intangible Assets

The reconciliation of intangible assets for the nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	September 30,	September 30,
	2021	2020
Patented technologies
Gross carrying amount at beginning of period	$68,322	$68,322
Gross carrying amount at end of period	68,322	68,322
Accumulated amortization at beginning of period	(43,113)	(40,653)
Amortization expense	(1,845)	(1,845)
Accumulated amortization at end of period	(44,958)	(42,498)
Net book value at end of period	$23,364	$25,824

The Company amortizes intangible assets with finite lives on a straight-line basis over their respective estimated useful lives. Amortization of intangible assets totaled $615,000 and $1.8 million for each of the three and nine months ended September 30, 2021 and 2020, respectively.

In connection with the Icon Acquisition, the initial purchase price was attributed to the DEXYCU product intangible asset. This finite-lived intangible asset is being amortized on a straight-line basis over its expected remaining useful life of 9.5 years at the rate of approximately $2.5 million per year. Amortization expense was reported as a component of cost of sales for the three and nine months ended September 30, 2021 and 2020, respectively.

6.	Accrued Expenses

Accrued expenses consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020

Personnel costs	$4,513	$5,686
Clinical trial costs	916	—
Professional fees	486	647
Sales chargebacks, rebates and other revenue reserves	2,678	1,109
Commissions due to commercialization partner for DEXYCU	1,464	254
Other	1,406	749
	$11,463	$8,445

7.	Leases

On May 17, 2018, the Company amended the lease for its headquarters in Watertown, Massachusetts. The original five-year lease for approximately 13,650 square feet of combined office and laboratory space was set to expire in April 2019. Under the amendment, the Company leased an additional 6,590 square feet of rentable area of the building, with a commencement date of September 10, 2018. The amendment extended the term of the lease for the combined space through May 31, 2025, and the landlord provided the Company a construction allowance of up to $670,750 to be applied toward renovations and improvements within the total space. On April 5, 2021, the Company further amended the lease to include an additional 1,409 square feet of rentable area of the building through May 31, 2025, with a commencement date of July 1, 2021. The Company has an option to further extend the term of the lease for one additional five-year period. Per the terms of the lease agreement, the Company does not have a residual value guarantee. The Company previously provided a cash-collateralized $150,000 irrevocable standby letter of credit as security for the Company’s obligations under the lease, which was extended through the period that is four months beyond the expiration date of the amended lease. The Company will also be required to pay its proportionate share of certain operating costs and property taxes applicable to the leased premises in excess of new base year amounts.

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

As of September 30, 2021, the weighted average remaining term of the Company’s operating leases was 3.6 years and the lease liabilities arising from obtaining ROU assets reflect a weighted average discount rate of 12.48%.

Supplemental balance sheet information related to operating leases as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Other current liabilities - operating lease current portion	$649	$568
Operating lease liabilities – noncurrent portion	2,019	2,330
Total operating lease liabilities	$2,668	$2,898

Operating lease expense recognized related to ROU assets was $229,000 and $213,000, excluding $9,000 of variable lease costs, for each of the three months ended September 30, 2021 and 2020, and $656,000 and $640,000 related to ROU assets, excluding $27,000 of variable lease costs, during each of the nine months ended September 30, 2021 and 2020, and were included in general and administrative expense in the Company’s statement of comprehensive loss. Cash paid for amounts included in the measurement of operating lease liabilities was $236,000 and $216,000 for the three months ended September 30, 2021 and 2020, respectively, and $678,000 and $646,000 for the nine months ended September 30, 2021 and 2020, respectively.

The Company is a party to three finance leases for laboratory equipment. The equipment leases expire in December 2021, December 2022 and June 2023, respectively.

Supplemental balance sheet information related to the finance leases as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Property and equipment, at cost	$371	$239
Accumulated amortization	(161)	(52)
Property and equipment, net	$210	$187

Other current liabilities – finance lease current portion	$147	$119
Other long-term liabilities	70	71
Total finance lease liabilities	$217	$190

The components of finance lease expense recognized during the three and nine months ended September 30, 2021 related to ROU assets were $46,000 and $108,000 and interest on lease liabilities was $7,000 and $17,000. Cash paid for amounts included in the measurement of finance lease liabilities were operating cash flows of $7,000 and $17,000 during the three and nine months ended September 30, 2021, respectively, and financing cash flows of $45,000 and $102,000 during the three and nine months ended September 30, 2021, respectively. The components of finance lease expense recognized during the three and nine months ended September 30, 2020 related to ROU assets were $13,000 and $39,000, respectively. Interest on lease liabilities were $2,000 and $7,000, respectively, during the three and nine months ended September 30, 2020. Cash paid for amounts included in the measurement of finance lease liabilities were operating cash flows of $2,000 and $7,000 during the three and nine months ended September 30, 2020, and financing cash flows of $15,000 and $35,000 during the three and nine months ended September 30, 2020.

As of September 30, 2021, the weighted average remaining term of the Company’s finance lease was 1.4 years and the lease liabilities arising from obtaining ROU assets reflect a weighted average discount rate of 12.5%.

The Company’s total future minimum lease payments under non-cancellable leases at September 30, 2021 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2021	$241	$50
2022	911	149
2023	877	37
2024	894	—
2025	373	—
Total lease payments	$3,296	$236
Less imputed interest	(628)	(19)
Total	$2,668	$217

8.	Loan Agreements

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

The Company used all of the loan proceeds from the PPP Loan to pay expenses during the covered period that the Company believes were for eligible purposes. On September 25, 2020, the Company submitted an application to the SBA through SVB for full loan forgiveness. On June 19, 2021, the Company received notification from SVB that the PPP Loan of $2.0 million has been fully forgiven by the SBA, and that payment and all accrued interest of $24,000 thereon were remitted by the SBA to SVB on June 16, 2021. In connection with the full loan forgiveness, the Company recorded a gain on extinguishment of debt of approximately $0 and $2.1 million in the three and nine months ended September 30, 2021.

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

The CRG Loan is due and payable on December 31, 2023 (the “Maturity Date”). The CRG Loan bears interest at a fixed rate of 12.5% per annum payable in arrears on the last business day of each calendar quarter. The Company is required to make quarterly, interest only payments until the Maturity Date. So long as no default has occurred and is continuing, the Company may elect on each applicable interest payment date to pay 2.5% of the 12.5% per annum interest as Paid In-Kind (“PIK”), whereby such PIK amount would be added to the aggregate principal amount and accrue interest at 12.5% per annum. During the nine months ended September 30, 2021, no PIK amounts had been added to the principal balance of the CRG Loan. In addition, the Company is required to pay an upfront fee of 1.5% of amounts borrowed under the CRG Loan (excluding any paid-in-kind amounts), which is payable as amounts are advanced under the CRG Loan. The Company will also be required to pay an exit fee equal to 6% of (i) the aggregate principal amounts advanced and (ii) PIK amounts issued, under the CRG Loan Agreement. In connection with the CRG Initial Advance, a 1.5% financing fee of $525,000 and an expense reimbursement of $350,000 were deducted from the net borrowing proceeds. In connection with the CRG Second Advance, a 1.5% financing fee of $225,000 was deducted from the net borrowing proceeds.

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

Amortization of debt discount under the CRG Loan totaled $162,000 and $186,000 for the three months ended September 30, 2021 and 2020, respectively, and $462,000 and $534,000 for the nine months ended September 30, 2021 and 2020, respectively.

9.	Stockholders’ Equity

Equity Financings

Common Stock Offerings

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

ATM Facility

In August 2020, the Company entered into an at-the-market facility (the “ATM Facility”) with Cantor Fitzgerald & Co (“Cantor”). Pursuant to the ATM Facility, the Company may, at its option, offer and sell shares of its common stock from time to time, through or to Cantor Fitzgerald, acting as sales agent. The Company will pay Cantor a commission of 3.0% of the gross proceeds from any future sales of such shares.

During the three and nine months ended September 30, 2020, the Company sold 602,945 shares of its Common Stock at a weighted average price of $8.12 per share for gross proceeds of approximately $4.9 million. Share issue costs, including sales agent commissions, totaled $250,000 during the reporting period.

During the three months ended September 30, 2021, the Company sold no shares of its common stock under the ATM Facility. During the nine months ended September 30, 2021, the Company sold 48,538 shares of its common stock under the ATM Facility, at a weighted average price of $11.37 per share, for gross proceeds of approximately $552,000. Share issue costs, including sales agent commissions, totaled approximately $53,000 during the nine months ended September 30, 2021.

Warrants to Purchase Common Shares

The following table provides a reconciliation of fixed price warrants to purchase shares of the Company’s common stock for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021		2020
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Balance at beginning of period	48,683	$12.33	48,683	$12.33
Balance and exercisable at end of period	48,683	$12.33	48,683	$12.33

Pursuant to a credit agreement, the Company issued a warrant to SWK Funding LLC to purchase (i) 40,910 shares of the Company’s common stock on March 28, 2018 at an exercise price of $11.00 per share with a seven-year term and (ii) 7,773 shares of the Company’s common stock on June 26, 2018 at an exercise price of $19.30 per share with a seven-year term. At September 30, 2021, the weighted average remaining life of the warrants was approximately 3.5 years.

10.	Share-Based Payment Awards

Equity Incentive Plan

The 2016 Long-Term Incentive Plan (the “2016 Plan”), approved by the Company’s stockholders on December 12, 2016 (the “Adoption Date”), provides for the issuance of up to 300,000 shares of  the Company’s common stock reserved for issuance under the 2016 Plan plus any additional shares of the Company’s common stock that were available for grant under the 2008 Incentive Plan (the “2008 Plan”) at the Adoption Date or would otherwise become available for grant under the 2008 Plan as a result of subsequent termination or forfeiture of awards under the 2008 Plan. At the Company’s Annual Meeting of Stockholders held on June 25, 2019, the Company’s stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance by 1,100,000 shares. At the Company’s Annual Meeting of Stockholders held on June 22, 2021, the Company’s stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance by 2,500,000 shares. At September 30, 2021, a total of approximately 2,104,412 shares were available for new awards.

Certain inducement awards, although not awarded under the 2016 Plan or the 2008 Plan, are subject to and governed by the terms and conditions of the 2016 Plan or 2008 Plan, as applicable.

Stock Options

The following table provides a reconciliation of stock option activity under the Company’s equity incentive plans and for inducement awards for the nine months ended September 30, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
			(in years)	(in thousands)
Outstanding at January 1, 2021	1,338,880	$20.86
Granted	876,727	12.83
Exercised	(1,078)	10.08
Forfeited	(64,516)	16.60
Expired	(33,351)	37.31
Outstanding at September 30, 2021	2,116,662	$17.41	7.87	$250
Exercisable at September 30, 2021	883,220	$22.59	6.30	$35

In January 2019, the Company expanded the terms of its annual stock option grants to include vesting ratable monthly over four years, or with 25% vesting after one year followed by ratable monthly vesting over three years. Previously, the Company’s option grants generally had ratable annual vesting over three years, or 1-year cliff vesting. Nonemployee awards are granted similar to the Company’s employee awards. All option grants have a 10-year term. Options to purchase a total of 234,367 shares of the Company’s common stock vested during the nine months ended September 30, 2021. Starting February 2021, the Company (i) ceased vesting ratable monthly over four years and (ii) retained 25% vesting after one year followed by ratable monthly vesting over the remaining three years.

In determining the grant date fair value of option awards during the nine months ended September 30, 2021, the Company applied the Black-Scholes option pricing model based on the following key assumptions:

Option life (in years)	4.75 - 6.08
Stock volatility	72.47% - 83.07%
Risk-free interest rate	0.42% - 1.19%
Expected dividends	0.0%

The following table summarizes information about employee, non-executive director and external consultant stock options for the nine months ended September 30, 2021 (in thousands):

Nine Months
Ended
September 30, 2021
Weighted-average grant date fair value per share	$8.31
Total cash received from exercise of stock options	11
Total intrinsic value of stock options exercised	3

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

The following table provides a reconciliation of RSU activity under the 2016 Plan for the nine months ended September 30, 2021:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Nonvested at January 1, 2021	149,004	$13.85
Granted	227,141	13.06
Vested	(82,596)	14.56
Forfeited	(7,767)	11.99
Nonvested at September 30, 2021	285,782	$13.07

At September 30, 2021, the weighted average remaining vesting term of the RSUs was 1.4 years.

Deferred Stock Units

There were no non-vested deferred stock units (“DSUs”) issued and outstanding to the Company’s non-executive directors at each of September 30, 2021 and December 31, 2020, respectively. Each DSU vests one year from the date of grant. Subsequent to vesting, the DSUs will be settled in shares of the Company’s common stock upon the earliest to occur of (i) each director’s termination of service on the Company’s Board of Directors and (ii) the occurrence of a change of control as defined in the award agreement. At September 30, 2021, there were no vested DSUs that have not been settled in shares of the Company’s common stock.

Employee Stock Purchase Plan

On June 25, 2019, the Company’s stockholders approved the adoption of the EyePoint Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) and authorized up to 110,000 shares of common stock reserved for issuance to participating employees. At the Company’s Annual Meeting of Stockholders held on June 22, 2021, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares authorized for issuance by 250,000 shares. The ESPP allows qualified participants to purchase the Company’s common stock twice a year at 85% of the lesser of the average of the high and low sales price of the Company’s common stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period. The number of shares of the Company’s common stock each employee may purchase under this plan, when combined with all other employee stock purchase plans, is limited to the lower of an aggregate fair market value of $25,000 during each calendar year, or 5,000 shares of the Company’s common stock in any one offering period. The Company has maintained consecutive six-month offering periods since August 1, 2019. As of September 30, 2021, 43,365 shares of the Company’s common stock were issued pursuant to the ESPP.

The Company estimated the fair value of the option component of the ESPP shares at the date of grant using a Black-Scholes valuation model. During the three and nine months ended September 30, 2021, the compensation expense from ESPP shares was immaterial.

Stock-Based Compensation Expense

The Company’s consolidated statements of comprehensive loss included total compensation expense from stock-based payment awards for the three and nine months ended September 30, 2021 and 2020, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Compensation expense included in:
Research and development	$719	$881	$1,291	$1,096
Sales and marketing	348	331	829	724
General and administrative	1,404	1,177	2,519	2,464
	$2,471	$2,389	$4,639	$4,284

At September 30, 2021, there was approximately $8.5 million of unrecognized compensation expense related to outstanding equity awards under the 2016 Plan, the 2008 Plan, the inducement awards and the ESPP that is expected to be recognized as expense over a weighted-average period of approximately 1.56 years.

11.License and Asset Purchase Agreements

Aerpio Pharmaceuticals, Inc.

In August 2021, the Company entered into an Asset Purchase Agreement with Aerpio Pharmaceuticals, Inc. (“Aerpio”), pursuant to which Aerpio sold to the Company all of its right, title and interest in and to certain of its patents and patent applications and other intellectual property, including but not limited to patents covering certain human protein tyrosine phosphate inhibitors and methods of use.

In consideration for the rights purchased from Aerpio, the Company made a one time, non-refundable, non-creditable upfront cash payment of $450,000 to Aerpio in August 2021. The Company recorded $450,000 of R&D expense for the three and nine months ended September 30, 2021, respectively, due to the early stage of its preclinical drug development activities.

Equinox Science, LLC

In February 2020, the Company entered into an Exclusive License Agreement with Equinox Science, LLC (“Equinox”), pursuant to which Equinox granted the Company an exclusive, sublicensable, royalty-bearing right and license to certain patents and other Equinox intellectual property to research, develop, make, have made, use, sell, offer for sale and import the compound vorolanib and any pharmaceutical products comprising the compound for the prevention or treatment of wet AMD, DR and RVO using our proprietary localized delivery technologies, in each case, throughout the world except China, Hong Kong, Taiwan and Macau.

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

The Company recorded $0 and $1.0 million of R&D expense for the three and nine months ended September 30, 2020, respectively, due to the early stage of its preclinical drug development studies. No additional charge was recorded for the three and nine months ended September 30, 2021.

12.Fair Value Measurements

The following tables summarize the Company’s assets carried at fair value measured on a recurring basis at September 30, 2021 and December 31, 2020 by valuation hierarchy (in thousands):

	September 30, 2021
		Quoted prices in	Significant other	Significant
	Total Carrying	active markets	observable inputs	unobservable inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$115,054	$115,054	$—	$—
	$115,054	$115,054	$—	$—

	December 31, 2020
		Quoted prices in	Significant other	Significant
	Total Carrying	active markets	observable inputs	unobservable inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$23,538	$23,538	$—	$—
	$23,538	$23,538	$—	$—

Financial instruments that potentially subject the Company to concentrations of credit risk have historically consisted principally of cash and cash equivalents. At September 30, 2021 and December 31, 2020, substantially all of the Company’s interest-bearing cash equivalent balances were concentrated in one U.S. Government institutional money market fund that has investments consisting primarily of U.S. Government Agency debt, U.S. Treasury Repurchase Agreements and U.S. Government Agency Repurchase Agreements. These deposits may be redeemed upon demand and, therefore, generally have minimal risk. The Company’s cash equivalents are classified within Level 1 on the basis of valuations using quoted market prices.

The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term maturity.

The fair value of the Company’s CRG Loan is determined using a discounted cash flow analysis based on market rates for observable similar instruments as of the condensed consolidated balance sheet dates. Accordingly, the fair value of the CRG Loan is categorized as Level 2 within the fair value hierarchy. At September 30 2021, the fair value of the CRG Loan was approximately $38.5 million, and the carrying value of the CRG Loan was approximately $38.7 million, and consisted of $36.4 million of its carrying amount as reported in long-term debt, and $2.3 million of debt exit fee as reported in other long-term liabilities of the condensed consolidated balance sheet, respectively. At December 31, 2020, the fair value of the CRG Loan was approximately $38.0 million, and the carrying value of the CRG Loan was approximately $38.3 million, and consisted of $36.0 million of its carrying amount as reported in long-term debt, and $2.3 million of debt exit fee as reported in other long-term liabilities of the condensed consolidated balance sheet, respectively.

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

14.Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by adding to the basic weighted average number of common shares outstanding the total number of dilutive common equivalent shares using the treasury stock method, unless the effect is anti-dilutive. Potentially dilutive shares were not included in the calculation of diluted net loss per share for each of the three and nine months ended September 30, 2021 and 2020 as their inclusion would be anti-dilutive.

Potential common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	Nine Months Ended September 30,
	2021	2020
Stock options	2,116,662	1,332,097
ESPP	9,053	10,430
Warrants	48,683	48,683
Restricted stock units	285,782	143,478
	2,460,180	1,534,688

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	our expectations regarding the timing and outcome of our Phase 1 DAVIO clinical trial for EYP-1901 for the potential treatment of wet AMD;
•	our expectations regarding our ability to obtain vorolanib the active pharmaceutical ingredient (“API”) for EYP-1901, in sufficient quantities and quality;
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
•

the extent to which our business, our customers’ businesses, the medical community and the global economy will continue to be materially and adversely impacted by the effects of the COVID-19 pandemic (the “Pandemic”), or by other pandemics, epidemics or outbreaks;

•	our cash flow expectations from commercial sales of YUTIQ and DEXYCU;
•	the scheduled December 31, 2022 expiration of pass-through coverage under which DEXYCU is reimbursed for Medicare Part B patients, and our expectations regarding any potential extensions thereof;
•

our expectations regarding our new Category III CPT code that was approved by the American Medical Association, and its potential to provide an opportunity for a reimbursement pathway for the administration of DEXYCU;

•	our ability to manufacture YUTIQ and DEXYCU, or any future products or product candidates, in sufficient quantities and quality;
•

our belief that our cash and cash equivalents of $119.7 million at September 30, 2021, combined with anticipated net cash inflows from product sales will fund our operating plan through December 31, 2022, under current expectations regarding (i) the timing and outcomes of our Phase 1 clinical trial for EYP-1901 for the treatment of wet AMD, and (ii) initiation of our Phase 2 clinical trials for EYP-1901 for the treatment of wet AMD;

•	our expectations regarding the timing and initiation of a Phase 3 clinical trial for YUTIQ 50;
•	our ability to obtain additional capital in sufficient amounts and on terms acceptable to us, and the consequences of failing to do so;
•	our future expenses and capital expenditures;
•

our expectations regarding our ability to obtain and adequately maintain sufficient intellectual property protection for EYP-1901, YUTIQ, DEXYCU and YUTIQ 50 and any future products or product candidates, and to avoid claims of infringement of third-party intellectual property rights;

•	our ability to identify and in-license pipeline product candidates;

•	our expectation that we will continue to incur significant expenses and that our operating losses and our net cash outflows to fund operations will continue for the foreseeable future;
•	our belief that routine legal proceedings and claims will not have a material effect on the Company’s financial position, results of operations or cash flows; and
•	the effect of legal and regulatory developments.

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

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements:

•	the extent to which the Pandemic impacts our business, our customers’ businesses, the medical community and the global economy;
•	the effectiveness and timeliness of our preclinical studies and clinical trials, and the usefulness of the data;
•

our expectations regarding the timing and clinical development of our product candidates, including EYP-1901, and the potential for EYP-1901 as a twice-yearly treatment for serious eye diseases, including wet AMD, DR and RVO;

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

Our Business

Overview

We are a pharmaceutical company committed to developing and commercializing innovative therapeutics to help improve the lives of patients with serious eye disorders. Our pipeline leverages our proprietary Durasert® technology for extended intraocular drug delivery including EYP-1901, a potential twice-yearly sustained delivery intravitreal anti-VEGF treatment initially targeting wet age-related macular degeneration (“wet AMD”), the leading cause of vision loss among people 50 years of age and older in the United States. Our product candidate pipeline also includes YUTIQ® 50, a potential six-month treatment for non-infectious uveitis affecting the posterior segment of the eye, one of the leading causes of blindness. We also have two commercial products: YUTIQ®, a once every three-year treatment for chronic non-infectious uveitis affecting the posterior segment of the eye, and DEXYCU®, a single dose treatment for postoperative inflammation following ocular surgery.

Recent Developments

•

Underlying customer demand and distributor purchases by specialty distributors and specialty pharmacies of both YUTIQ and DEXYCU was negatively impacted beginning in the first and especially the second quarter of 2020 due to shutdowns associated with the Pandemic in the U.S. A modest return of customer demand began in June 2020 which contributed to sequential product sales growth in the third and fourth quarters of 2020, and Pandemic-related restrictions on elective surgeries and physician office visits were largely removed during the first and second quarters of 2021. However, the emergence of new variants of the coronavirus has caused and may continue to cause intermittent or prolonged periods of reduced patient services at our customers’ facilities, which may  negatively affect customer demand. The future progression of the Pandemic and its effects on our business and operations are uncertain at this time. Depending on the future developments that are uncertain and difficult to predict, including new information that may emerge concerning the Pandemic, our customer demand may be adversely affected in the future as well. During the Pandemic, our sales organization has continued to call on physician offices, though at a reduced frequency. There have been no disruptions to the supply chains for YUTIQ and DEXYCU during the Pandemic and we continue to produce finished product for commercial sale.

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

•

On November 1, 2021, we appointed Jay S. Duker, M.D. as our Chief Operating Officer. In his new role, Dr. Duker will be responsible for overseeing all clinical development, research, product development and manufacturing. Dr. Duker joined EyePoint as Chief Strategic Scientific Officer on a part-time basis in 2020, after serving as an independent member of our Board of Directors since 2016. Dr. Duker has spent over 30 years in academic ophthalmology, and for the past 21 years served as Chair of the Department of Ophthalmology at Tufts Medical Center and the Tufts University School of Medicine, a position he relinquished to join EyePoint full time.

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
•

In September 2021, we announced that a late-breaking abstract highlighting topline data for the Phase 1 DAVIO trial of EYP-1901 in wet AMD was selected for presentation at the American Academy of Ophthalmology (AAO) 2021 Annual Meeting.

•

In October 2021, we reported positive 3-month safety data for all dose levels from our ongoing DAVIO trial of EYP-1901 for the potential treatment of wet AMD at the American Society of Retina Specialists (ASRS) Annual Meeting.

•	In October 2021, we reported preliminary data from our ongoing YUTIQ® CALM real-world registry study at Retina Society and ASRS.

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

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020:

	Three Months Ended
	September 30,		Change
	2021	2020	Amounts	%
	(In thousands except percentages)
Revenues:
Product sales, net	$8,587	$5,758	$2,829	49%
License and collaboration agreement	159	9,535	(9,376)	(98)%
Royalty income	313	402	(89)	(22)%
Total revenues	9,059	15,695	(6,636)	(42)%
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	1,825	1,882	(57)	(3)%
Research and development	8,498	4,090	4,408	108%
Sales and marketing	7,374	5,269	2,105	40%
General and administrative	6,060	5,796	264	5%
Amortization of acquired intangible assets	615	615	—	na
Total operating expenses	24,372	17,652	6,720	38%
Loss from operations	(15,313)	(1,957)	(13,356)	(682)%
Other income (expense):
Interest and other income	6	(4)	10	(250)%
Interest expense	(1,388)	(1,840)	452	25%
Other (expense) income, net	(1,382)	(1,844)	462	25%
Net loss	$(16,695)	$(3,801)	$(12,894)	(339)%

Product Sales, net

Product sales, net represents the gross sales of YUTIQ and DEXYCU less provisions for product sales allowances. Product sales, net increased by $2.8 million to $8.6 million for the three months ended September 30, 2021 compared to $5.8 million for the three months ended September 30, 2020. The increase was driven by a return of customer demand for both products as patient procedures at physician offices and ambulatory service centers resumed due to facility closures driven by the Pandemic. Customer demand has a direct impact on product orders from our specialty distributors that we record as net product sales. Net product revenue represents product purchased by our distributors whereas customer demand represents purchases of product by physician practices and ASCs from our distributors. The progression of the Pandemic and its effects on our business and operations remain uncertain at this time. Depending on the future developments that are uncertain and difficult to predict, including new information that may emerge concerning the Pandemic, our customer demand may be adversely affected in the future as well.

License and Collaboration Agreements

License and collaboration agreement revenues decreased by $9.4 million, or 98%, to $159,000 for the three months ended September 30, 2021 compared to $9.5 million for the three months ended September 30, 2020. This decrease was attributable primarily to the recognition in the prior year period of $9.5 million under our Ocumension 2020 MOU entered into in August 2020 (see Note 3).

Royalty Income

Royalty income decreased by $89,000, or 22%, to $313,000 for the three months ended September 30, 2021 compared to $402,000 for the three months ended September 30, 2020. The decrease was attributable to the impact of the royalty monetization agreement with SWK Holdings that grants to SWK all future royalty payments under the Amended Alimera Agreement beginning with Q4 2020 for a one-time payment of $16.5 million. Due to the accounting treatment for this agreement (see the Revenue Recognition section), we recognize a non-cash portion of deferred revenue as Alimera pays royalties to SWK beginning in the first quarter of 2021 (see Note 3). We expect lower royalty revenue related to the royalty monetization agreement in 2021 compared to 2020.

Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Cost of sales, excluding amortization of acquired intangible assets, decreased by $57,000, or 3%, to $1.8 million for the three months ended September 30, 2021 from $1.9 million for the three months ended September 30, 2020. This decrease was primarily attributable to (i) royalty expense in the prior period that was higher primarily due to the one-time $9.5 million recognition of revenue under the 2020 MOU with Ocumension, offset by (ii) higher costs associated with higher product sales, primarily costs of goods and distribution fees.

Research and Development

Research and development expenses increased by $4.4 million, or 108%, to $8.5 million for the three months ended September 30, 2021 from $4.1 million for the same period in the prior year. This increase was attributable primarily to (i) $1.6 million of increased clinical costs, primarily related to our EYP-1901 Phase 1 trial and the planning activities associated with the anticipated initiation of our YUTIQ 50 Phase 3 trial, (ii) approximately $1.0 million in increased personnel related costs due to expansion of our clinical and research organizations, (iii) $642,000 in development work primarily on EYP-1901, (iv) a one-time payment of $450,000 under the Asset Purchase Agreement with Aerpio (see Note 11), and (v) $131,000 in other consulting expenses.

Sales and Marketing

Sales and marketing expenses increased by $2.1 million, or 40%, to $7.4 million for the three months ended September 30, 2021 from $5.3 million for the same period in the prior year.  This increase was primarily attributable to $950,000 in accrued commissions for our commercial partner for DEXYCU, (ii) $816,000 in increased marketing related expenses, and (iii) $187,000 of personnel related expense.

General and Administrative

General and administrative expenses increased by $264,000, or 5%, to $6.1 million for the three months ended September 30, 2021 from $5.8 million for the same period in the prior year. This increase was attributable primarily to (i) $533,000 in personnel and stock compensation related expenses and (ii) $70,000 in consulting, investor relations and other spending initiatives, partially offset by a $401,000 decrease in legal and other professional services.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets totaled $615,000 for both the three months ended September 30, 2021 as well as the same period in the prior year.  This amount was attributable to the DEXYCU product intangible asset that resulted from the Icon Acquisition (see Note 5).

Interest (Expense) Income

Interest expense totaled $1.4 million for the three months ended September 30, 2021, which included $162,000 of amortization of debt discount and $0 of non-cash payment-in-kind interest expense all related to the CRG Debt. We incurred lower interest expense due to the $13.7 million partial principal paydown in Q4 2020 on the CRG term loan.  Interest expense in the three months ended September 30, 2020 was $1.8 million which included $186,000 of amortization of debt discount and $330,000 of non-cash payment-in-kind interest expense.

Interest income from amounts invested in an institutional money market fund increased to $6,000 for the three months ended September 30, 2021. This was due primarily to higher money market interest rates in the prior year quarter. At the start of the Pandemic, money market rates fell substantially beginning March 2020, current interest earned is therefore low, despite our increased cash balance.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020:

	Nine Months Ended
	September 30,		Change
	2021	2020	Amounts	%
	(In thousands except percentages)
Revenues:
Product sales, net	$24,127	$14,151	$9,976	70%
License and collaboration agreement	594	11,590	(10,996)	(95)%
Royalty income	674	1,565	(891)	(57)%
Total revenues	25,395	27,306	(1,911)	(7)%
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	5,144	3,363	1,781	53%
Research and development	19,582	12,219	7,363	60%
Sales and marketing	19,692	19,483	209	1%
General and administrative	16,358	14,949	1,409	9%
Amortization of acquired intangible assets	1,845	1,845	—	na
Total operating expenses	62,621	51,859	10,762	21%
Loss from operations	(37,226)	(24,553)	(12,673)	(52)%
Other income (expense):
Interest and other income	286	58	228	393%
Interest expense	(4,110)	(5,430)	1,320	24%
Gain on extinguishment of debt	2,065	—	2,065	na
Other (expense) income, net	(1,759)	(5,372)	3,613	67%
Net loss	$(38,985)	$(29,925)	$(9,060)	(30)%

Product Sales, net

Product sales, net represents the gross sales of YUTIQ and DEXYCU less provisions for product sales allowances. Product sales, net increased by $10.0 million to $24.1 million for the nine months ended September 30, 2021 compared to $14.2 million for the nine months ended September 30, 2020.  The increase was driven by a return of customer demand for both products as patient procedures at physician offices and ambulatory service centers resumed due to facility closures driven by the Pandemic. The progression of the Pandemic and its effects on our business and operations remain uncertain at this time. Depending on the future developments that are uncertain and difficult to predict, including new information that may emerge concerning the Pandemic, our customer demand may be adversely affected in the future as well.

License and Collaboration Agreements

License and collaboration agreement revenues decreased by $11.0 million, or 95%, to $594,000 for the nine months ended September 30, 2021 compared to $11.6 million for the nine months ended September 30, 2020. This decrease was attributable primarily to (i) the recognition in the prior year period of $9.5 million under our Ocumension 2020 MOU entered into in August 2020 (see Note 3) and (ii) the recognition of approximately $2.0 million from Ocumension upon signing a license agreement for DEXYCU in China also during the prior year period, partially offset by higher billable technical support hours and material purchases by Ocumension in the current year period.

Royalty Income

Royalty income decreased by $891,000, or 57%, to $674,000 for the nine months ended September 30, 2021 compared to $1.6 million for the nine months ended September 30, 2020. The decrease was attributable to the impact of the royalty monetization agreement with SWK Holdings that grants to SWK all future royalty payments under the Amended Alimera Agreement beginning with Q4 2020 for a one-time payment of $16.5 million. Due to the accounting treatment for this agreement (see Revenue Recognition section), we recognize a non-cash portion of deferred revenue as Alimera pays royalties to SWK beginning in the first quarter of 2021 (see Note 3). We expect lower royalty revenue related to the royalty monetization agreement in 2021 compared to 2020.

Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Cost of sales, excluding amortization of acquired intangible assets, increased by $1.8 million, or 53%, to $5.1 million for the nine months ended September 30, 2021 from $3.4 million for the nine months ended September 30, 2020. This increase was primarily attributable to costs associated with higher product sales, primarily costs of goods and royalties, and due to higher DEXYCU product mix.

Research and Development

Research and development expenses increased by $7.4 million, or 60%, to $19.6 million for the nine months ended September 30, 2021 from $12.2 million for the same period in the prior year. This increase was attributable primarily to (i) $3.0 million of increased personnel related costs due to expansion of our clinical and research organizations, (ii) $2.8 million in increased clinical costs, primarily related to our EYP-1901 Phase 1 study and the planning activities associated with the anticipated initiation of our YUTIQ 50 Phase 3 trial, and (iii) $1.2 million in development work primarily on EYP-1901. The first quarter of 2020 also included a one-time $1.0 million payment for the licensing of vorolanib for EYP-1901 and the current year periods include a one-time payment of $450,000 under the Asset Purchase Agreement with Aerpio (see Note 11).

Sales and Marketing

Sales and marketing expenses increased by $209,000, or 1%, to $19.7 million for the nine months ended September 30, 2021 from $19.5 million for the same period in the prior year.  This increase was primarily attributable to approximately $2.4 million in commissions due to our commercial partner for DEXYCU, partially offset by decreases of (i) $1.7 million in net personnel related expenses, primarily due to the reduction in DEXYCU KAMs that occurred in Q2 2020 and (ii) $500,000 in marketing related expenses.

General and Administrative

General and administrative expenses increased by $1.4 million, or 9%, to $16.4 million for the nine months ended September 30, 2021 from $14.9 million for the same period in the prior year. This increase was attributable primarily to (i) $569,000 in personnel and stock compensation related expenses, (ii) $374,000 in consulting, investor relations and other spending initiatives and (iii) $144,000 in stock exchange fees and other statutory taxes and fees.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets totaled $1.8 million for both the nine months ended September 30, 2021 as well as the same period in the prior year. This amount was attributable to the DEXYCU product intangible asset that resulted from the Icon Acquisition (see Note 5).

Interest (Expense) Income

Interest expense totaled $4.1 million for the nine months ended September 30, 2021, which included $462,000 of amortization of debt discount and $0 of non-cash payment-in-kind interest expense all related to the CRG Debt. We incurred lower interest expense in 2021 due to the $13.7 million partial principal paydown in Q4 2020 on the CRG term loan. Interest expense in the nine months ended September 30, 2020 was $5.4 million which included $534,000 of amortization of debt discount and $977,000 of non-cash payment-in-kind interest expense.

Interest income from amounts invested in an institutional money market fund decreased to $11,000 for the nine months ended September 30, 2021 compared to $58,000 in the prior year.  At the start of the Pandemic, money market rates fell substantially beginning March 2020, current interest earned is therefore low, despite our increased cash balance. Other income for the nine months ended September 30, 2021 is $275,000 from a tax refund related to FY2020.

Gain on Extinguishment of Debt

Forgiveness by the SBA of our PPP Loan resulted in a gain on extinguishment of debt, which consisted of approximately (i) $2.0 million of principal and (ii) $24,000 of interest.

Liquidity and Capital Resources

We have had a history of operating losses and an absence of significant recurring cash inflows from revenue, and at September 30, 2021 we had a total accumulated deficit of $550.0 million. Our operations have been financed primarily from sales of our equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from collaboration partners. In the first quarter of 2019, we commenced the U.S. launch of our first two commercial products, YUTIQ and DEXYCU. However, we have not received sufficient revenues from our product sales to fund operations and we do not expect revenues from our product sales to generate sufficient funding to sustain our operations in the near-term.

Financing Activities

Our total cash and cash equivalents were $119.7 million at September 30, 2021. During the nine months ended September 30, 2021, we recorded net proceeds of $107.9 million from the issuance of shares of our common stock in an underwritten public offering (see Note 9). We also sold shares of our common stock under our at-the-market facility during the nine months ended September 30, 2021 and recorded net proceeds of approximately $499,000.

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

On May 3, 2021, we entered into a waiver to the CRG Loan Agreement, pursuant to which CRG reduced the financial covenant associated with our revenue derived from sales of YUTIQ and DEXYCU for the twelve-month period ended December 31, 2021 from $45 million to $25 million. On October 8, 2020, we entered into a waiver to the CRG Loan Agreement pursuant to which CRG waived the financial covenant associated with our revenue derived from sales of YUTIQ and DEXYCU for the twelve-month period ended December 31, 2020 and reduced the revenue covenant for the twelve-month period ending December 31, 2021 from $80 million to $45 million. On November 19, 2019, we entered into a waiver to the CRG Loan Agreement pursuant to which CRG waived the financial covenant associated with our revenue derived from sales of YUTIQ and DEXYCU for the twelve-month period ended December 31, 2019. If we do not maintain compliance with all of the continuing covenants and other terms and conditions of the CRG Loan or secure a waiver for any non-compliance, then the lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding, plus penalties and interest, including an exit fee and any prepayment fees, and foreclose on the collateral granted to them to secure such indebtedness. Such repayment would have a material adverse effect on our business and financial condition.

On December 17, 2020, we paid $15.0 million against the CRG Loan obligations in connection with the consummation of the RPA agreement (see Note 3). In addition to repayment of the $13.8 million principal portion of the CRG Loan, we paid (i) the $828,000 exit fee, and (ii) accrued and unpaid interest of $378,000 through that date. CRG waived the financial covenant in the CRG Loan associated with the payment of prepayment premiums if prepayment occurred after December 31, 2019 and on or prior to December 31, 2020. As of September 30, 2021, our outstanding balance, including principal and the exit fee, under the CRG Loan was approximately $40.5 million, and consisted of approximately $38.7 million of carrying value (see Note 12), and $1.8 million of the remaining balance of unamortized debt discount related to the CRG Loan.

Future Funding Requirements

At September 30, 2021, we had cash and cash equivalents of $119.7 million. We expect that our cash and cash equivalents combined with anticipated net cash inflows from product sales will fund our operating plan through December 31, 2022, under current expectations regarding (i) the timing and outcomes of our Phase 1 clinical trial for EYP-1901 for the treatment of wet AMD, and (ii) initiation of our Phase 2 clinical trials for EYP-1901 for the treatment of wet AMD. Due to the difficulty and uncertainty associated with the design and implementation of clinical trials, we will continue to assess our cash and cash equivalents and future funding requirements.  However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations.

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

The amount of additional capital we will require will be influenced by many factors, including, but not limited to:

•	the potential for EYP-1901, as a twice-yearly sustained delivery intravitreal anti-VEGF treatment targeting wet AMD, with potential in DR and RVO;
•	our expectations regarding the timing and clinical development of our product candidates, including EYP-1901 and YUTIQ 50;
•

the success of our ongoing U.S. direct commercialization of YUTIQ for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye including, among other things, patient and physician acceptance of YUTIQ and our ability to obtain adequate coverage and reimbursement for YUTIQ;

•

the success of our ongoing U.S. direct commercialization efforts of DEXYCU for the treatment of postoperative ocular inflammation including, among other things, patient and physician acceptance of DEXYCU and our ability to obtain adequate coverage and reimbursement for DEXYCU;

•	the cost of commercialization activities for YUTIQ and DEXYCU, including product manufacturing, marketing, sales and distribution;

•	the scheduled December 31, 2022 expiration of pass-through coverage under which DEXYCU is reimbursed for Medicare Part B patients, and our expectations regarding any potential extensions thereof;
•	whether and to what extent we internally fund, whether and when we initiate, and how we conduct other product development programs;
•	payments we receive under any new collaboration agreements;
•	whether and when we are able to enter into strategic arrangements for our products or product candidates and the nature of those arrangements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims;
•	changes in our operating plan, resulting in increases or decreases in our need for capital;
•	our views on the availability, timing and desirability of raising capital; and
•	the extent to which our business could be adversely impacted by the effects of the Pandemic or by other pandemics, epidemics or outbreaks.

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

Our consolidated statements of historical cash flows are summarized as follows (in thousands):

	Nine Months Ended
	September 30,
	2021	2020	Change
Net loss:	$(38,985)	$(29,925)	$(9,060)
Changes in operating assets and liabilities	447	1,820	(1,373)
Other adjustments to reconcile net loss to cash flows from operating activities	5,109	7,775	(2,666)
Net cash used in operating activities	$(33,429)	$(20,330)	$(13,099)
Net cash used in investing activities	$(156)	$(170)	$14
Net cash provided by financing activities	$108,386	$27,012	$81,374

Operating cash outflows for the nine months ended September 30, 2021 totaled $33.4 million, primarily due to our net loss of $39.0 million, reduced by $5.1 million of non-cash expenses, which included $4.6 million of stock-based compensation, $1.8 million of amortization of the DEXYCU finite-lived intangible asset, $462,000 of amortization of debt discount and a $2.1 million gain on extinguishment of debt from the forgiveness of our PPP Loan.

Operating cash outflows for the nine months ended September 30, 2020 totaled $20.3 million, primarily due to our net loss of $29.9 million, reduced by $7.8 million of non-cash expenses, which included $4.3 million of stock-based compensation, $1.8 million of amortization of the DEXYCU finite-lived intangible asset, and $1.5 million of non-cash interest and amortization of debt discount.

Net cash used in investing activities for the nine months ended September 30, 2021 consisted of $156,000 of purchases of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2020 consisted of $170,000 of purchases of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2021 totaled $108.4 million and consisted of the following:

(i)	$107.9 million of net proceeds from the issuance of 10,465,000 shares of our common stock;
(ii)	$499,000 of net proceeds from the issuance of 48,538 shares of our common stock sold utilizing our ATM; and
(iii)	$273,000 of proceeds from stock issued under our employee stock purchase plan.

Net cash provided by financing activities for the nine months ended September 30, 2020 totaled $27.0 million and consisted of the following:

(i)	$20.0 million of net proceeds from the issuance of 15,000,000 shares of our common stock; and
(ii)	$2.0 million of net proceeds from the PPP Loan; and
(iii)	$294,000 of proceeds from stock issued under our employee stock purchase plan; and
(iv)	$4.8 million of net proceeds from the issuance of 6,029,465 shares of our common stock sold utilizing our ATM.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2021 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, “Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 12, 2021.

We could be adversely affected by our exposure to customer concentration risk.

Our commercialization partner for DEXYCU sells a significant amount of DEXYCU to a limited number of customers, resulting in a small number of customers accounting for a significant portion of our DEXYCU revenues. If our commercialization partner were to lose the business of one or more of these customers, or if any of these customers negotiated specialized rebate or extended payment terms, it could have a material adverse effect on our commercial business, results of operations and cash flows.

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

EyePoint Pharmaceuticals, Inc.

Date: November 5, 2021	By:	/s/ Nancy Lurker
	Name:	Nancy Lurker
	Title:	President and Chief Executive Officer (Principal Executive Officer)