Form 10-K
period 2021-12-31
EyePoint Pharmaceuticals, Inc.
filed 2022-03-14
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock on the Nasdaq Global Market on June 30, 2021, the last trading day of the registrant’s most recently completed second fiscal quarter, was approximately $192,416,944.

There were 34,044,255 shares of the registrant’s common stock, $0.001 par value, outstanding as of March 4, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2022 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

EyePoint Pharmaceuticals, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2021

Preliminary Note Regarding Forward-Looking Statements

Various statements made in this Annual Report on Form 10-K are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements give our current expectations or forecasts of future events and are not statements of historical or current facts. These statements include, among others, statements about:

•

the potential for EYP-1901, as a six-month sustained delivery intravitreal anti-VEGF treatment targeting wet age-related macular degeneration (“wet AMD”), diabetic retinopathy (“DR”) and retinal vein occlusion (“RVO”);

•	our expectations regarding the timing and outcome of Phase 2 clinical trials for EYP-1901 for the treatment of wet AMD, DR and RVO;
•	our expectations regarding the timing and clinical development of our product candidates, including EYP-1901 and YUTIQ 50;
•

the extent to which our business, the medical community and the global economy will continue to be materially and adversely impacted by the effects of the COVID-19 pandemic (the “Pandemic”), or by other pandemics, epidemics or outbreaks;

•	our cash flow expectations from commercial sales of YUTIQ and DEXYCU;
•	our ability to manufacture YUTIQ, DEXYCU, EYP-1901 or any future products or product candidates, in sufficient quantities and quality;
•

our belief that our cash, cash equivalents, and investments in marketable securities of $211.6 million at December 31, 2021, and anticipated net cash inflows from product sales will fund our operating plan into the second half of 2024, under current expectations regarding the timing and outcomes of our Phase 2 clinical trials for EYP-1901;

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
•

our expectations regarding our expanded commercial alliance with ImprimisRx for the sales and marketing of DEXYCU, and ImprimisRx’s ability to execute on sales and marketing activities for the brand; and

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
•

our expectations regarding the timing and clinical development of our product candidates, including EYP-1901, and the potential for EYP-1901 as a six-month treatment for serious eye diseases, including wet AMD, DR and RVO;

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

Risk Factor Summary

The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. For more information, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2021.

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
•

We must maintain compliance with the terms of our Credit Facilities or receive a waiver for any non-compliance. Our failure to comply with the covenants or other terms of the Credit Facilities, including as a result of events beyond our control, could result in a default under the SVB Loan Agreement that would materially and adversely affect the ongoing viability of our business.

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

Risks Related To The Regulatory Approval And Clinical Development Of Our Product Candidates

•

We are substantially dependent on the success of our lead product candidate, EYP-1901, which is in the early stages of development and must go through additional clinical trials, which are very expensive, time-consuming and difficult to design and implement. The outcomes of clinical trials are uncertain, and delays in the completion of or the termination of any clinical trial of EYP-1901 or our other product candidates could harm our business, financial condition and prospects.

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

•	Initial results from a clinical trial do not ensure that the trial will be successful and success in early-stage clinical trials does not ensure success in later-stage clinical trials.
•	We face risks related to health epidemics and outbreaks, including the Pandemic, which could significantly disrupt our preclinical studies and clinical trials.
•	We may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of our product candidates.
•	We are largely dependent on the clinical and future commercial success of our lead product candidate, EYP-1901.

Risks Related To The Commercialization Of Our Products And Product Candidates

•	Our current business strategy relies in part on our ability to successfully commercialize YUTIQ and DEXYCU in the U.S.
•	We could be adversely affected by our exposure to customer concentration risk.
•

Our products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, including DEXYCU pass-through status, which could harm our business.

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

•	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which could be uncertain and could harm our business.
•	Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner.
•	Changes in either U.S. or foreign patent law or interpretation of such laws could diminish the value of patents in general, thereby impairing our ability to protect our products or product candidates.
•

We may be subject to claims asserting that our employees, consultants, independent contractors and advisors have wrongfully used or disclosed confidential information and/or alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

•	Intellectual property rights do not prevent all potential threats to competitive advantages we may have.
•	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

•	If our trademarks are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Risks Related To Our Reliance On Third Parties

•

The development and commercialization of our lead product candidate, EYP-1901, is dependent on intellectual property we license and API supply of vorolanib from Equinox Science. If we breach our agreement with Equinox or the agreement is terminated, we could lose license rights or API supply of vorolanib that are material to our business.

•	If we are unable to maintain our agreement with ImprimisRx to co-promote DEXYCU, we may be unable to generate significant revenue from this product.
•

If we encounter issues with our CMOs or suppliers, we may need to qualify alternative manufacturers or suppliers, which could impair our ability to sufficiently and timely manufacture and supply DEXYCU.

•

We use our own facility for the manufacturing of YUTIQ, and rely on third party suppliers for key components and any disruptions to our operations or to the operations of our suppliers could adversely affect YUTIQ’s commercial viability.

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

Our pipeline leverages our proprietary Durasert® technology for sustained intraocular drug delivery including EYP-1901, a potential six-month anti-VEGF treatment initially targeting wet age-related macular degeneration (“wet AMD”), the leading cause of vision loss among people 50 years of age and older in the United States. We also have two commercial products: YUTIQ®, a once every three-year treatment for chronic non-infectious uveitis affecting the posterior segment of the eye, and DEXYCU®, a single dose treatment for postoperative inflammation following ocular surgery. We are also advancing YUTIQ 50, a potential six-month treatment for non-infectious uveitis affecting the posterior segment of the eye, one of the leading causes of blindness under a supplemental New Drug Application (“sNDA”) strategy.

Local drug delivery for treating ocular diseases is a significant challenge due to the effectiveness of the blood-eye barrier. This barrier makes it difficult for systemically-administered drugs to reach the eye in sufficient quantities to have a beneficial effect without causing unacceptable adverse side effects to other organs. Our validated Durasert technology, which has already been included in four products approved for marketing by the U.S. Food and Drug Administration (“FDA”), is designed to provide consistent, sustained intravitreal delivery of small molecule drugs over a period of months to years through a single intravitreal injection.

Our lead product candidate, EYP-1901, combines a bioerodible formulation of our proprietary Durasert technology with vorolanib, a tyrosine kinase inhibitor (“TKI”) that has demonstrated anti-VEGF activity. Current FDA approved anti-VEGF treatments for wet AMD require monthly or bi-monthly intravitreal injections in a physician’s office which can cause inconvenience and often lead to reduced compliance and poor outcomes. We are currently evaluating EYP-1901 in a Phase 1 clinical trial as a potential six-month sustained delivery treatment for wet AMD and we reported positive interim six-month safety and efficacy data in November 2021. In February 2022, we updated the results of the DAVIO clinical trial through 8-months reporting continued positive safety and efficacy results. We expect to initiate a Phase 2 clinical trial in wet AMD in the third quarter of 2022 and a Phase 2 clinical trial in DR in the second half of 2022 with initial top-line data for the wet AMD clinical trial anticipated in second half of 2023.

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

DEXYCU® (dexamethasone intraocular suspension) 9%, for intraocular administration, is indicated for the treatment of post-operative ocular inflammation, with our primary focus on its use immediately following cataract surgery as a single dose treatment. DEXYCU utilizes our proprietary Verisome® drug-delivery technology. In December 2021, we announced that our commercial alliance partner, ImprimisRx, assumed responsibility for all sales and marketing activity for DEXYCU beginning on January 1, 2022.

We are also developing YUTIQ 50 as a potential six-month treatment for chronic non-infectious uveitis affecting the posterior segment of the eye. We dosed the first patient in a Phase 3 clinical trial in November 2021.

We also expect to identify and evaluate additional product candidates through clinical and regulatory development. This may be accomplished through internal discovery efforts, potential research collaborations and/or in-licensing arrangements with partner molecules and potential acquisitions of additional ophthalmic products, product candidates or technologies that complement our current product portfolio.

The ongoing coronavirus (COVID-19) pandemic (the “Pandemic”) has had a material and adverse impact on our business, including as a result of measures that we, other businesses, and government have taken and will likely continue to take. This includes a significant impact on cash flows from expected revenues due to the closure of ambulatory surgery centers for DEXYCU and a significant reduction in physician office visits impacting YUTIQ. The ongoing Pandemic continued to have an adverse impact on our revenues, financial condition and cash flows through 2021. For the year ended December 31, 2021, we recorded impairment charges of $1.2 million to cost of sales, excluding amortization of acquired intangible assets and $0.1 million to sales and marketing expense, respectively, associated with the write-off of obsolete inventory of DEXYCU units and DEXYCU sample units, respectively, whose inventory levels were higher than our updated forecasts of future demand for those units. Additionally, the emergence of the Omicron variant and the continued Pandemic continue to have an adverse impact on our revenues, financial condition and cash flows into the first quarter of 2022 and may continue to cause intermittent or prolonged periods of reduced patient services at our customers’

facilities, which may negatively affect customer demand. The progression of the Pandemic and its effects on our business and operations are uncertain at this time. Depending on the future developments that are uncertain and difficult to predict, including new information that may emerge concerning the Pandemic, our revenues, financial condition and cash flows may be adversely affected in the future as well. We are continuously monitoring the Pandemic and its potential effect on our financial position, results of operations and cash flows.

Our Pipeline and Commercial Products

The following table describes the stage of each of our programs:

Strategy

Our strategy is to become a leading pharmaceutical company commercializing innovative therapeutics to help improve the lives of patients with serious eye disorders. The key elements of our strategy include:

•	Advance EYP-1901 through clinical development for wet AMD.
•	Advance EYP-1901 through clinical development in additional indications, including DR and RVO.
•	Advance YUTIQ 50 through clinical development under a potential sNDA filing as a six-month sustained delivery treatment for chronic non-infectious uveitis affecting the posterior segment of the eye.
•	Identify and in-license, partner or acquire additional transformative ophthalmology products to build long-term stockholder value targeting programs that can utilize our Durasert technology.
•	Grow commercial product revenues for both YUTIQ and DEXYCU in the U.S. and reach franchise break-even financial performance.
•

Leverage our Durasert and Verisome drug delivery technologies through research collaborations and out-licenses with other pharmaceutical and biopharmaceutical companies, institutions and other organizations. We believe these technologies can provide sustained, targeted delivery of therapeutic agents, resulting in improved therapeutic effectiveness, safer administration and better patient compliance and convenience, with reduced product development risk and cost.

The Unmet Need in the Treatment of Eye Disease

We are primarily focused on diseases affecting the posterior segment of the eye, particularly retinal diseases. Diseases of the retina of the eye include conditions such as wet AMD, DR, and RVO. These diseases share an underlying propensity to cause leakage from either pre-existing damaged blood vessels or new vessels (neovascularization) in the back of the eye, that, if untreated, can lead to severe visual loss. We also have an FDA-approved corticosteroid implant called YUTIQ which is indicated in chronic non-infectious uveitis a posterior segment eye disease.

These conditions can lead to retinal damage, scarring and irreversible loss of vision. Most of these diseases are treated locally with intravitreal injections. However, there are several limitations of frequent intravitreal injections. First, these injections can be uncomfortable and may, in rare cases, cause infection or severe bleeding inside the eye. The most significant issue with intravitreal injections of anti-VEGF medications for diseases like wet AMD and DR, however, is the frequency and duration of the therapy. Many patients with retinal or other posterior segment diseases such as non-infectious uveitis require lifelong treatment. Further, most ocular drugs are delivered via a bolus injection that requires monthly or bi-monthly re-injections. Because of this intense and long lasting therapeutic regimen, interruptions in therapy can result in disease reactivation and permanent visual loss. Thus, monthly or bi-monthly injections are not an effective long term means of delivering a steady state dose to the site of disease for many patients. Finally, the risk of patient non-compliance increases when treatment involves multiple products or complex or painful dosing regimens, as patients age or suffer cognitive impairment or serious illness, or when the treatment is lengthy or expensive.

Drug delivery for treating ophthalmic diseases in posterior segments of the eye is a significant challenge. Due to the effectiveness of the blood-eye barrier, it is difficult for systemically (orally or intravenously) administered drugs to reach the retina in sufficient quantities to have a beneficial effect without causing adverse side effects to other parts of the body.

Due to the drawbacks of frequent intravitreal injections, we believe the development of methods to deliver drugs to patients in a more precise, micro dose zero order release kinetics over longer periods of time with Durasert can satisfy a large patient and physician unmet medical need. In addition, with less frequent injections, we believe patients will be able to comply better with their prescribed treatment regimen as the burden of having to frequently go into the physician’s office for eye injections, usually over a lifetime after diagnosis, presents issues for patients.

Durasert Technology Platform

Our Durasert technology platform uses proprietary sustained release technology to deliver drugs over periods of weeks, months or years through a single intravitreal injection. To date, four products utilizing successive generations of the Durasert technology have been approved by the FDA. In addition to our own YUTIQ, these products include ILUVIEN (FA intravitreal implant) 0.19 mg, licensed to Alimera Sciences Inc. (“Alimera”), and Retisert® (FA intravitreal implant) 0.59 mg and Vitrasert® (ganciclovir) 4.5 mg, which are both licensed to Bausch & Lomb. The earlier ophthalmic products that utilize the Durasert technology, Retisert and Vitrasert, are surgically implanted; ILUVIEN and YUTIQ were designed to be injected during a physician office visit.

The Durasert technology platform creates a solid, injectable, sustained release insert of a small molecule compound that can deliver a drug for periods of weeks, months or years. The current FDA-approved Durasert products utilize the non-erodible formulation of Durasert. For these products, the drug core matrix is coated with one or more polymer layers, and the permeability of those layers and other design aspects control the rate and duration of drug release. By changing elements of the design, we can alter both the rate and duration of release to meet different therapeutic needs.

Our Durasert technology platform is designed to provide sustained delivery of drugs for ophthalmic diseases and conditions with the following features:

•

Extended Delivery. The delivery of drugs for predetermined periods of time ranging from months to years. We believe that uninterrupted, sustained delivery offers the opportunity to develop products that reduce the need for repeated applications, thereby reducing the risks of patient noncompliance and adverse effects from repeated administrations.

•

Controlled Release Rate. The release of therapeutics at a zero-order kinetics controlled rate. We believe that this feature allows us to develop products that deliver optimal concentrations of therapeutics over time and eliminate excessive variability in dosing during treatment.

•

Local Delivery. The delivery of therapeutics directly to a target site. We believe this administration can allow the natural barriers of the body to isolate and assist in maintaining appropriate concentrations at the target site to achieve the maximum therapeutic effect while minimizing unwanted systemic effects.

Our Product Candidates

EYP-1901 for wet AMD, DR and RVO

EYP-1901 is a potential six-month sustained delivery anti-VEGF treatment that utilizes a bioerodible formulation of the Durasert technology with vorolanib, a TKI that has demonstrated anti-VEGF activity. The bioerodible formulation eliminates the non-erodible polymer coating allowing the body to absorb the drug core matrix and potentially allow for regular re-injection.

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

Market Opportunity in wet AMD

Wet AMD occurs when new, abnormal blood vessels grow under the retina. These vessels may leak blood or other fluids, causing scarring of the macula. This form of AMD is less common but much more serious. AMD is one of the major causes of vision loss of the total vision impairment globally.

As the proportion of people in the U.S. age 65 and older grows larger, more people are developing age-related diseases such as AMD. From 2000-2010, the number of people with AMD grew 18 percent, from 1.75 million to 2.07 million. By 2050, the estimated number of people with AMD is expected to more than double from 2.07 million to 5.44 million. White Americans are expected to continue to account for the majority of cases. However, Hispanics are expected to account for the greatest rate of increase, with a nearly six-fold rise in the number of expected cases from 2010 to 2050.

Age is the greatest risk factor for developing AMD and individuals aged 50+ are more prone to the disease. Among all AMD patients in the United States, wet AMD accounts for only 10% of cases, yet it alone accounts for 90% of legal blindness.

There are several effective and safe treatments for wet AMD available on the market, including anti-VEGF intravitreal injectable drugs marketed under the brands names Lucentis, Eylea, Beovu, and Avastin (off label use). However, these treatments must be injected in a physician’s office either monthly, bi-monthly or every three months, which can cause inconvenience and discomfort and often lead to reduced compliance and poor outcomes. The branded drug, SUSVIMO™, a port delivery technology for ranibizumab, was approved by the FDA in 2021 and requires an initial surgical placement of the port. The recommended dose of SUSVIMO (ranibizumab injection) is 2 mg continuously delivered via the SUSVIMO implant with refills approximately every 6 months.  In January 2022, the FDA approved faricimab (VABYSMO®), an intravitreal bispecific antibody angiopoietin-2 (“Ang-2”) and vascular endothelial growth factor A (“VEGF-A”) inhibitor.  Results from two Phase 3 studies in wet AMD showed that by week 48, nearly 80% of the patients in the faricimab arm had achieved a 12- or 16-week treatment interval, and in particular 45% achieved a 16-week interval.

Separate published studies using real world data (one study in the U.S. and another that includes Canada, France, Germany, Ireland, Italy, the Netherlands, UK and Venezuela) indicate that despite initial efficacy, approved wet AMD treatments still result in vision loss over time.

We believe that EYP-1901, as a potential six-month sustained delivery maintenance therapy, has the potential to offer wet AMD sufferers a convenient and effective treatment option, if approved.

Market Opportunity in DR

DR is a frequent complication of diabetes mellitus. Slow but progressive changes in the small blood vessels of the retina may cause no symptoms or only mild vision problems in early stages. As the disease progresses, retina bleeding and fluid accumulation can eventually lead to blindness. Diabetes is the leading cause of new cases of blindness in adults. This is a growing problem as the number of people living with diabetes increases, so does the number of people with impaired vision due to DR.

The central retina area that is located between the main branches (superior and inferior arcades) of the central retinal vessels in the eye is known as the “macular area”. The retina beyond this is considered “peripheral retina”. The central retinal area can develop abnormal findings in DR. These findings can be present in the non-proliferative or the proliferative forms of the disease. These changes in the macula include the presence of abnormally dilated small vessel outpouchings (called microaneurysms), retinal bleeding (retinal hemorrhages) and yellow lipid and protein deposits (hard exudates). The macula can get thicker than normal, referred to as macular edema (DME).

Non-proliferative retinopathy (“NPDR”) can be classified into mild, moderate or severe stages based upon the presence or absence of retinal bleeding, abnormal venous beading of the vessel wall (venous beading) or abnormal vascular findings (intraretinal microvascular anomalies or “IRMA”). No treatment is usually done at this stage. Proliferative retinopathy (“PDR”) is progressive and requires treatment to prevent bleeding and scar tissue formation. Macular edema is a complication of DR and is a major cause of vision loss in a diabetic eye.

Market Opportunity in RVO

RVO is a common cause of vision loss in older individuals with over 90% of cases occurring in patients over the age of 55 years. It is the second most common retinal vascular disease after DR. In 2015, the global prevalence of BRVO and CRVO in people aged 30-89 years was 0.64% and 0.13%, translating to a total of 23.38 million and 4.67 million affected individuals respectively. As in wet AMD, the hypoxic retinal tissue in RVO releases VEGF and inflammatory mediators, thereby inducing the complication of macular edema, a cause of significant visual acuity loss.

Clinical Development

The IND application for EYP-1901 was filed with the FDA in December 2020 in support of initiation of a Phase 1 clinical trial in wet AMD patients. We enrolled the first patient dosed in the Phase 1 DAVIO clinical trial in January 2021 and announced the completion of enrollment in May 2021.

The Phase 1 DAVIO clinical trial is a dose escalation trial that enrolled 17 wet AMD patients across 4 separate doses. The primary endpoint of the trial is safety, and key secondary endpoints are best corrected visual acuity (“BCVA”) and central subfield thickness.

In November 2021, we reported positive interim six-month safety and efficacy data for the DAVIO clinical trial. There were no ocular Serious Adverse Events (“SAEs”) reported, no drug-related systemic SAEs reported and all ocular adverse events (“AEs”) were ≤ grade 2; the only grade 3 AE was not drug-related. Regarding efficacy, stable visual acuity (“VA”) and optical coherence tomography (“OCT”) and a clinically significant reduction in treatment burden of 79% was observed with the median time to rescue was 6 months. The six-month interim data also reported that 53% of patients in the trial did not require a supplemental anti-VEGF treatment up-to the six-month visit.

In February 2022, we updated the results of the DAVIO clinical trial through 8-months reporting continued positive safety and efficacy results. This included a continuation of a clinically significant reduction in treatment burden of 75% at 8 months. The eight-month interim data also reported that 41% of patients in the trial did not require a supplemental anti-VEGF treatment up-to the nine-month visit.

A randomized controlled Phase 2 trial for EYP-1901 for wet AMD is anticipated to initiate in the third quarter of 2022. This trial is expected to enroll approximately 144 patients across three arms comprised of two separate doses of EYP-1901 with an aflibercept control. We also anticipate leveraging Phase 1 clinical findings and observations around biomarkers to refine Phase 2 clinical trial design. In addition, a Phase 2 trial in DR is expected to initiate in the second half of 2022 following the initiation of the Phase 2 wet AMD trial.

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

In August 2021, we entered into an Asset Purchase Agreement with Aerpio Pharmaceuticals Inc. (“Aerpio”), pursuant to which we acquired all right title and interest in and to certain US and ex-US patents and applications relating to certain Tie-2 activating molecules for a one-time cash payment of $450,000. The assets we acquired from Aerpio included hundreds of patents and applications.

YUTIQ 50

YUTIQ 50 is a potential six-month sustained delivery treatment for chronic non-infectious uveitis affecting the posterior segment of the eye, using the same non-erodible Durasert formulation and steroid (FA) as in YUTIQ. This program is designed to offer an intravitreal micro insert with a shorter delivery period, providing physicians with flexibility for multiple dosing intervals. Our market research has indicated a strong preference amongst those physicians surveyed for a six to nine-month drug delivery product in addition to the three-year drug delivery option provided by YUTIQ. Although we believe many patients would likely opt for a longer-acting treatment option, some doctors may prefer to initially treat their uveitis patients over shorter time periods.

We dosed the first patient in a Phase 3 clinical trial in November 2021. This trial is a prospective, randomized trial comparing a single injection of YUTIQ 50 compared to sham injection. The trial includes 60 patients (30 active + 30 sham) with chronic uveitis (all non-infections etiologies, including post-operative). Its primary endpoint is rate of uveitis recurrence at 6 months post-injection. We will provide additional information on the expected timing of the data release when available.

Our Commercial Products

YUTIQ®

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

In addition to commercialization of YUTIQ in the U.S., we have licensed (i) regulatory, reimbursement and distribution rights to the product to Alimera for Europe, Middle East, and Africa (“EMEA”) under its ILUVIEN tradename and (ii) clinical development, regulatory, reimbursement and distribution rights to Durasert FA to Ocumension Therapeutics (“Ocumension”) for Mainland China, Hong Kong, Macau, Taiwan, South Korea and other jurisdictions across Southeast Asia.

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

Recent Clinical Development Highlights

CALM real world registry study is ongoing and collecting real world data on YUTIQ for the Treatment of Chronic Non-Infectious Uveitis Affecting the Posterior Segment. There were two initial baseline posters presented at the American Society of Retina Specialists (“ASRS”) and Retina Society conferences in 2021. Additional data will be analyzed and presented or published as the study continues and the data are analyzed.

A Phase 4 Study, the SYNCRONICITY study, of YUTIQ® (fluocinolone acetonide intravitreal implant) 0.18 mg in the Treatment of Chronic Non-Infectious Posterior Segment Uveitis is expected to start in the first quarter of 2022. This is a 2-year, prospective, open-label, uncontrolled, safety and efficacy study. Its objective is to evaluate the safety and efficacy of YUTIQ® for the management of chronic non-infectious posterior segment uveitis that has responded to previous steroid therapy. We plan to enroll approximately 125 subjects with at least 100 subjects expected to complete 2 years of follow-up. The primary efficacy endpoints will be evaluated at 6 months and will be as follows: 1) Mean change from baseline in BCVA letter score in the study eye measured by Early Treatment Diabetic Retinopathy Study (“ETDRS”) visual acuity charts and 2) Mean change from baseline central subfield thickness (“CST”, also known as central foveal thickness) measured by spectral domain optical coherence tomography (“SD-OCT”) in the study eye.

Intellectual Property

We own the rights for YUTIQ® in the U.S. and all foreign jurisdictions and have licensed these rights in EMEA and Mainland China, Hong Kong, Macau and Taiwan. In August 2020, we expanded the out-license agreement with Ocumension to include South Korea and other jurisdictions across Southeast Asia. We have patent rights for YUTIQ® in the U.S. through at least August 2027 and internationally through dates ranging from October 2024 to May 2027.

Sales and Marketing

YUTIQ was granted a permanent and specific J-code by the Centers for Medicare & Medicaid Services (“CMS”), effective October 1, 2019. Approximately 19 Key Account Managers (“KAMs”) are dedicated to calling on uveitis and retinal specialists across the U.S. as of February 28, 2022.

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

In 2021, the pandemic continued to impact the ability of KAMs to promote YUTIQ, especially in the institutional segment.  However, there was a significant expansion of utilization in the retinal segment and the fourth quarter of 2021 saw record sales and customer demand.

DEXYCU®

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

Recent Clinical Development Highlights

Retrospective study data were presented at the Association for Research in Vision and Ophthalmology (“ARVO”) and American Society of Cataract and Refractive Surgery (“ASCRS”) 2021. This completed study was a multicenter retrospective study of real world data from use of DEXYCU. ARVO 2021 data from this study highlighted real world data in patients with a history of glaucoma treated with DEXYCU for inflammation control following cataract surgery. Anti-inflammatory efficacy, as measured by anterior chamber cell (“ACC”) count clearing and safety with regard to intraocular pressure (“IOP”) elevation were similar in patients with glaucoma to the full study population.

Intellectual Property

We own the worldwide rights to all indications for DEXYCU® and in January 2020 we out-licensed clinical development, regulatory, reimbursement and distribution rights to Ocumension for the product in Mainland China, Hong Kong, Macau and Taiwan. In August 2020, we expanded the out-license agreement with Ocumension to include South Korea and other jurisdictions across Southeast Asia.

Sales and Marketing

Effective January 1, 2022, our commercial alliance partner, ImprimisRx, assumed responsibility for all sales and marketing activities for DEXYCU in the U.S. and absorbed the majority of our DEXYCU commercial organization. We will continue to recognize net product revenue and maintain manufacturing and distribution responsibilities for DEXYCU along with non-sales related regulatory compliance. We will pay ImprimisRx a commission based on the net sales of DEXYCU and will retain all commercial rights and the NDA for DEXYCU. ImprimisRx is utilizing their internal sales representatives and their numerous indirect representatives to promote DEXYCU to their existing cataract surgery customers.

In October 2018, DEXYCU was granted “pass through status” by the CMS that provides for reimbursement of DEXYCU separate from the cataract procedure payment bundle for a 3-year period. The 3-year period commenced in April 2019, the quarter that the first claim for reimbursement for DEXYCU was made with CMS and will expire in March 2022. In addition, in November 2018, CMS assigned a specific and permanent J-code for DEXYCU, effective January 1, 2019, that enabled reimbursement across all types of payers. In the 2022 CMS Hospital Outpatient Prospective Payment System Final Rule, which was released in November of 2021, CMS decided that DEXYCU would receive adjusted separate payment for nine months equivalent to an extension of pass through status through December 31, 2022 as a result of the Public Health Emergency which limited access to many therapies provided in the ASC or outpatient setting.

The impact of the Pandemic has been significant on the cataract market as elective surgeries were completely eliminated or vastly reduced in many parts of the country for extended periods of time in 2020. We started to see customer demand return in the third and fourth quarter of 2020. In 2021, cataract procedures returned to near normal levels in most areas until the outbreak of the Omicron variant. Several states, localities, and health systems again recommended postponing some elective surgeries which impacted access to cataract procedures in the fourth quarter of 2021. At this time, it is unknown how long the Pandemic will continue to impact patient access to these procedures.

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

YUTIQ 50

Production, assembly, and packaging of YUTIQ 50 CTM is done in the Class 10,000 clean room located at our Watertown, MA facility. We utilize the same vendors for YUTIQ 50 materials and components as for YUTIQ, as described below.

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

U.S. Sales and Marketing

We launched YUTIQ and DEXYCU in the U.S. during the first quarter of 2019 utilizing a contract sales organization (“CSO”) model. This model involved the hiring of sales and marketing leadership professionals providing oversight and leadership to the CSO teams. We were able to utilize CSO installed systems and processes for, inter alia, regulatory filings, data tracking, field incentive compensation, training, hiring of KAMS, territory sizing / alignment, sample tracking, and customer relationship management systems. In January 2020, the YUTIQ KAMs were converted to full-time employees from our CSO, and in October of 2020 the DEXYCU KAMs were converted to full-time employees.

Members of our sales and marketing leadership team have extensive commercialization experience with ophthalmic products at previous companies. We have 19 KAMS selling YUTIQ as of February 28, 2022.

Effective January 1, 2022, our commercial alliance partner, ImprimisRx, assumed responsibility for all sales and marketing activities for DEXYCU in the U.S. and absorbed the majority of our DEXYCU commercial organization.

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

Research Agreements

From time to time we enter into research agreements with third parties to evaluate our technology platforms for the treatment of ophthalmic and other diseases. We intend to continue this activity with partner compounds that could be successfully delivered with our Durasert and, potentially, Verisome technology platforms on a fee-for-service basis with the potential for future clinical and commercial milestones and royalties.

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

Intellectual Property

We own or license patents in the U.S. and other countries. Our patents generally cover the design, formulation, manufacturing methods and use of our sustained release therapeutics, devices and technologies. For example, we own and/or license US and foreign patents and patent applications for our DURASERT® technology and our VERISOME® technology.  In addition, we own US and foreign patents and patent applications covering other technologies, such as devices used to administer some of our products. Patents for individual products extend for varying periods according to the date of patent filing or grant and legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. Patent term extension may be available in various countries to compensate for a patent office delay or a regulatory delay in approval of the product.

The U.S. patents that were previously listed in the USFDA Orange Book for Retisert expired in March 2019. The latest expiring patent listed in the USFDA Orange Book covering ILUVIEN® and YUTIQ® expires in August 2027 in the U.S. and in October 2024 in the EU, although extensions have been obtained or applied for through May 2027 in various EU countries.

The last of the previously issued patents covering DEXYCU® expire in July 2023, but additional patents have issued in the U.S. that will cover DEXYCU® until at least 2034.

The last expiring patent covering the vorolanib compound licensed to us by Equinox Science and used in EYP-1901 expires in September 2037, but EyePoint has filed an additional patent application for EYP-1901 that, if issued, would extend coverage of EYP-1901 until at least 2041.

The acquired Aerpio patent portfolio includes more than 200 US or ex-US patents and pending applications that claim compositions of matter, pharmaceutical formulations and methods of use covering both small molecule and mono and bi-specific antibody inhibitors of the protein tyrosine phosphatase (VE-PTP). Some of the antibodies covered include both VE-PTP and VEGF binding domains. VE-PTP is a negative Tie2 regulator that, when inhibited, can activate the Tie2 pathway leading to downstream signaling that promotes vascular health, stability and decreases vascular permeability and inflammation associated with a number of posterior segment eye diseases. The patent claims to methods of use relate primarily to disease indications where activation of Tie2 and associated vascular stabilization are potentially beneficial. The potential expiration dates of the patents and applications in this portfolio range from 2027 to 2041. This date range is estimated and based on certain assumptions, including that certain applications will be granted, all necessary fees will be paid and no terminal disclaimers or other limitations on expiration are required for certain patents or applications.

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

As of February 28, 2022, we had 123 employees, 122 of whom were full-time employees in the United States. None of our employees are represented by a collective bargaining agreement. During fiscal 2021 our voluntary turnover rate was 10%, which is consistent with the average voluntary turnover rates for Boston-area Biotech companies.

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

Many companies have or are pursuing products to treat eye diseases that are or would be competitive with EYP-1901, YUTIQ 50, YUTIQ, and DEXYCU. Some of these products and product candidates include the following:

EYP-1901 for Wet Age-Related Macular Degeneration

Wet AMD, a common condition and a leading cause of vision loss for people age 50 and older, is most commonly treated with intravitreal injections of biologics that block VEGF.

FDA-approved LUCENTIS and EYLEA and off-label use of the cancer drug AVASTIN® are the leading treatments for wet AMD. EYLEA was approved for dosing every 12 weeks after one year of effective therapy. In 2021, the FDA approved Susvimo, a first-of-its-kind port delivery system (“PDS”) with ranibizumab for the treatment of patients with wet, or neovascular, AMD who have previously responded to at least 2 anti-VEGF injections. In January 2022 the FDA approved VABYSMO® (faricimab), an intravitreal bispecific antibody Ang-2 and VEGF-A inhibitor. The FDA also approved Beovu® brolucizumab injection on October 8, 2019.

We are aware of several other companies that are actively developing product candidates for wet AMD. Kodiak Sciences is developing KSI-301, an anti-VEGF antibody biopolymer conjugate being developed for treatment-naïve wet AMD, DME, RVO and NPDR. Graybug Vision, Inc.’s, GB-102, is an intravitreal injectable depot formulation of sunitinib malate, an anti-VEGF TKI, that blocks multiple angiogenesis pathways. Ocular Therapeutix, Inc. is developing OTX-TKI, a bioresorbable hydrogel formulated with TKI particles in an injectable fiber that can be delivered through a small-gauge, sterile injection needle to the back of the eye. OTX-TKI is designed to deliver drugs to the target tissues for a period of up to nine months. Aerie Pharmaceuticals is developing AR-13503, an inhibitor of rho kinase and protein kinase C (“PKC”), is a sustained-release implant being investigated for the treatment of wet AMD and DME. Clearside Biomedical is developing CLS-AX (axitinib injectable suspension for investigation in patients with neovascular wet AMD.

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

EYP-1901 for DR

In addition to their efficacy at treating wet AMD, anti-VEGF drugs Avastin, Lucentis and Eylea, have all been shown in a number of studies to have promise for halting and reversing DR. Looking towards the future, the treatment intervals and follow-up required to maintain improvements in DR and PDR will need to be determined, but long-acting anti-VEGF agents and small molecules, such as TKIs, formulated in novel sustained delivery methods have the potential to transform the DR treatment landscape. We anticipate that the anti-VEGF programs being developed by competitors for wet AMD, listed above, may have application in DR as well.

EYP-1901 for RVO

The mainstay of therapy is now anti-VEGF therapy for macular edema with either CRVO or BRVO. Both Lucentis and Eylea have been shown to be efficacious in the treatment of macular edema. Avastin (bevacizumab) is also used off-label to treat macular edema. RVO physiopathology is highly dependent on VEGF levels resulting from retina ischemia and requires frequent intravitreal injections of current therapies. Therefore, long-acting anti-VEGF agents and small molecules, such as TKIs, formulated in novel sustained delivery methods and being developed for wet AMD and DR have the potential to transform the treatment landscape in this condition as well. We anticipate that the anti-VEGF programs being developed by competitors for wet AMD, listed above,  may have application in RVO as well.

YUTIQ and YUTIQ 50 for Posterior Segment Uveitis

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

Other companies have ongoing trials of posterior segment uveitis treatments, including Santen Pharmaceutical Co. Ltd., which received a Complete Response Letter (“CRL”), in December 2017 from the FDA for its filed NDA for sirolimus, which is administered through intravitreal injection every two months. Sirolimus is a mammalian target of rapamycin inhibitor and modulator of the immune system and is being developed for chronic non-infectious uveitis affecting the posterior segment of the eye. Santen initiated a Phase 3 clinical trial of sirolimus in December 2018 in the U.S. The study is entitled: LUMINA: A Phase III, Multicenter, Sham-Controlled, Randomized, Double-Masked Study Assessing the Efficacy and Safety of Intravitreal Injections of 440 ug DE-109 for the Treatment of Active, Non-Infectious Uveitis of the Posterior Segment of the Eye, and its primary readout is expected in June 2022.

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

On December 19, 2018, Clearside submitted an NDA for XIPERE™ (CLS-TA) to the FDA for the treatment of macular edema associated with uveitis. On October 18, 2019, Clearside received a CRL from the FDA regarding its NDA for XIPERE. The CRL included the FDA’s request for additional stability data, reinspection of the drug product manufacturer and additional data on clinical use of the final to-be-marketed SCS Microinjector™ delivery system. Clearside indicated that it expects to resubmit its New Drug Application for XIPERE to FDA for review in the first quarter of 2020. On October 23, 2019, Bausch Health Companies Inc. acquired an exclusive license for the commercialization and development of XIPERE in the United States and Canada. XIPERE was eventually approved in the US in October 2021.

DEXYCU for Inflammation following cataract surgery.

Kala Pharmaceuticals, Inc.’s (“Kala”) FDA approved INVELTYS™ (loteprednol etabonate ophthalmic suspension) 1% is a topical treatment for post-operative inflammation and pain following ocular surgery. INVELTYS is the first twice-daily ocular corticosteroid approved for this indication. In addition, there are various formulations of steroids that are produced by compounding pharmacies and that are in drop form or are injected into the eye following ocular surgery.

Ocular Therapeutix™ Inc.’s (“Ocular”) FDA approved DEXTENZA® (dexamethasone ophthalmic insert) 0.4 mg is a corticosteroid intracanalicular insert placed through the punctum, a natural opening in the eye lid, into the canaliculus, and is designed to deliver dexamethasone to the ocular surface for up to 30 days.

Bausch & Lomb’s FDA approved LOTEMAX®SM (loteprednol etabonate ophthalmic gel) 0.38% is a new gel formulation for the treatment of postoperative inflammation and pain following ocular surgery. LOTEMAX SM delivers a submicron particle size for faster drug dissolution in tears.

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

Our products and product candidates include products that combine drug and device components in a manner that meet the definition of a "combination product" under FDA regulations. The FDA exercises significant discretion over the regulation of combination products, including the discretion to require separate marketing applications for the drug and device components in a combination product. For YUTIQ, FDA’s Center for Drug Evaluation and Research (“CDER”) had primary jurisdiction for review of the NDA, and both the drug and device components were reviewed under one marketing application. For a drug-device combination product for which CDER has primary jurisdiction, CDER typically consults with the Center for Devices and Radiological Health in the NDA review process.

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

In addition to cGMP requirements, drug-device combination products are also subject to certain additional manufacturing and safety reporting regulations for devices. Specifically, the FDA requires that drug-device combination products comply with certain provisions of the Quality System Regulation (“QSR”), which sets forth the FDA’s manufacturing quality standards for medical devices. In addition to drug safety reporting requirements, the FDA also requires that we comply with some device safety reporting requirements for our drug-device combination product.

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

505(b)(2) NDAs. As discussed previously, products may also be submitted for approval via an NDA under section 505(b)(2) of the FD&C Act. Unlike an ANDA, this does not excuse the sponsor from demonstrating the proposed product’s safety and effectiveness. Rather, the sponsor is permitted to rely to some degree on information from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference and must submit its own product-specific data of safety and effectiveness to an extent necessary because of the differences between the products. An NDA approved under 505(b)(2) may in turn serve as an RLD for subsequent applications from other sponsors.

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

Regulatory Exclusivities. The Hatch-Waxman Act provides periods of regulatory exclusivity for products that would serve as RLDs for an ANDA or 505(b)(2) application. If a product is a “new chemical entity,” or NCE — generally meaning that the drug contains no active moiety that has been approved by the FDA in any other NDA submitted under section 505(b) of the FD&C Act — there is a period of five years from the product’s approval during which the FDA may not accept for filing any ANDA or 505(b)(2) application for a drug with the same active moiety. An ANDA or 505(b)(2) application may be submitted after four years, however, if the sponsor of the application makes a Paragraph IV certification.

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

European and Other International Government Regulation

In addition to regulations in the U.S., we are subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Some countries outside of the U.S. have a similar process that requires the submission of a clinical trial application, or CTA, much like the IND prior to the commencement of human clinical trials. In the EU, for example, similar to the FDA a CTA must be submitted for authorization to the competent national authority of each EU Member State in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee, much like the IRB, has issued a favorable opinion. Once the CTA is approved in accordance with the EU Clinical Trials Directive 2001/20/EC, or Clinical Trials Directive, and the related national implementing provisions of the relevant individual EU Member States’ requirements, clinical trial development may proceed.

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014, or Clinical Trials Regulation, was adopted. The Regulation entered into force on January 31, 2022. The Clinical Trials Regulation is directly applicable in all the EU Member States, repealing the current Clinical Trials Directive. The new Clinical Trials Regulation allows parties to start and conduct a clinical trial in accordance with the Clinical Trials Directive during a transitional period of one year after the application date, i.e. January 31, 2022. The transition period for the trials ongoing at the moment of applicability will be a maximum of 3 years after the date of application of the Clinical Trials Regulation. Clinical trials authorized under the current Clinical Trials Directive before January 31, 2023 can continue to be conducted under the Clinical Trials Directive until January 31, 2025. An application to transition ongoing trials from the current Clinical Trials Directive to the new Clinical Trials Regulation will need to be submitted and authorized in time before the end of the transitional period.

The new Clinical Trials Regulation is intended to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure through a single entry point, the Clinical Trials Information System (“CTIS”); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts.

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

Compliance

During all phases of development and in the post-market setting, failure to comply with applicable regulatory requirements may result in administrative or judicial sanctions. These sanctions could include the FDA’s imposition of a clinical hold on trials, refusal to approve pending applications, withdrawal of an approval, warning letters or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, product detention or refusal to permit the import or export of products, injunctions, fines, civil penalties or criminal prosecution. Third country authorities can impose equivalent penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Other Exclusivities

Pediatric Exclusivity. Section 505A of the FD&C Act provides for six months of additional exclusivity or patent protection if an NDA sponsor submits pediatric data that fairly respond to a Written Request from the FDA for such data. The data do not need to show that the product is effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or Orange Book listed patent protection that cover the drug are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve an ANDA or 505(b)(2) application owing to regulatory exclusivity or listed patents. When any product is approved, we will evaluate seeking pediatric exclusivity as appropriate.

In the EU, Regulation No 1901/2006, or the Pediatric Regulation, requires that prior to obtaining a marketing authorization in the EU, applicants demonstrate compliance with all measures included in an EMA, approved Pediatric Investigation Plan, or PIP. This PIP covers all subsets in a pediatric population, unless the EMA has granted either, a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. Where all measures provided in the agreed PIP are completed, a six-month extension period of qualifying Supplementary Protection Certificates is granted. Between May 2021 and July 2021, the European Commission organized a public consultation to revise, among others, the Pediatric Regulation, as part of its Pharmaceutical Strategy for Europe. The current intention is for the European Commission to publish a proposal for new legislation in the first quarter of 2022.

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

In the EU, medicinal products: (a) that are used to diagnose, treat or prevent life-threatening or chronically debilitating conditions that affect no more than five in 10,000 people in the EU; or (b) that are used to treat or prevent life-threatening or chronically debilitating conditions and that, for economic reasons, would be unlikely to be developed without incentives; and (c) where no satisfactory method of diagnosis, prevention or treatment of the condition concerned exists, or, if such a method exists, the medicinal product would be of significant benefit to those affected by the condition, may be granted an orphan designation in the EU. The application for orphan designation must be submitted to the EMA’s Committee for Orphan Medicinal Products and approved by the European Commission before an application is made for marketing authorization for the product. Once authorized, orphan medicinal product designation entitles an applicant to financial incentives such as reduction of fees or fee waivers. In addition, orphan medicinal products are entitled to ten years of market exclusivity following authorization. During this ten-year period, with a limited number of exceptions, neither the competent authorities of the EU Member States, the EMA, or the European Commission are permitted to accept applications or grant marketing authorization for other similar medicinal products with the same therapeutic indication. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this latter product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.

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

U.S. Healthcare Reform

The Patient Protection and Affordable Care Act, as amended, which we refer to as the Affordable Care Act, or ACA, is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals, the provision of subsidies to eligible individuals enrolled in plans offered on the health insurance exchanges, and expansion of the Medicaid program. This law substantially changed the way healthcare is financed by both governmental and private insurers and has significantly impacted the pharmaceutical industry. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicaid Drug Rebate program, expansion of the Public Health Service Act’s 340B drug pricing discount program, or 340B program, fraud and abuse, and enforcement. These changes have impacted and will continue to impact existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives.

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

Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to repeal, replace, or otherwise modify them or to alter their interpretation and implementation. For example, Congress eliminated, starting January 1, 2019, the tax penalty for not complying with the Affordable Care Act’s individual mandate to carry health insurance. Further, the Bipartisan Budget Act of 2018, among other things, amended the Medicare statute to reduce the coverage gap in most Medicare drugs plans, commonly known as the “donut hole,” by raising the required manufacturer point-of-sale discount from 50% to 70% off the negotiated price effective as of January 1, 2019. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible, but the nature and extent of such potential changes or challenges are uncertain at this time. It is unclear how the Affordable Care Act and its implementation, as well as efforts to modify or invalidate the Affordable Care Act, or portions thereof, or its implementation, will affect our business, financial condition and results of operations. It is possible that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our products or product candidates for which we receive regulatory approval or to successfully commercialize our products and product candidates.

Other legislative changes relating to reimbursement have been adopted in the U.S. since the Affordable Care Act was enacted. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030 (with the exception of a temporary suspension from May 1, 2020, through March 31, 2022, due to the COVID-19 pandemic). The law provides for 1% Medicare sequestration in the second quarter of 2022 and allows the full 2% sequestration thereafter until 2030. To offset the temporary suspension during the COVID-19 pandemic, in 2030, the sequestration will be 2.25% for the first half of the year, and 3% in the second half of the year. As long as these cuts remain in effect, they could adversely impact payment for any products we may commercialize in the future. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

Additional legislative changes, regulatory changes, or guidance could be adopted, which may impact the marketing approvals and reimbursement for our product candidates. For example, there has been increasing legislative, regulatory, and enforcement interest in the United States with respect to drug pricing practices. There have been several Congressional inquiries and proposed and enacted federal and state legislation and regulatory initiatives designed to, among other things, bring more transparency to product pricing, evaluate the relationship between pricing and manufacturer patient programs, and reform government healthcare program reimbursement methodologies for drug products. If healthcare policies intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for any approved products may be limited, our commercial opportunity may be limited, and/or our revenues from sales of our products may be negatively impacted.

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

We participate in, and have certain price reporting obligations to, the Medicaid Drug Rebate Program. This program requires us to pay a rebate for each unit of drug reimbursed by Medicaid. The amount of the “basic” portion of the rebate for each product is set by law as the larger of: (i) 23.1% of quarterly AMP, or (ii) the difference between quarterly AMP and the quarterly best price available from us to any commercial or non-governmental customer, or Best Price. AMP must be reported on a monthly and quarterly basis and Best Price is reported on a quarterly basis only. In addition, the rebate also includes the “additional” portion, which adjusts the overall rebate amount upward as an “inflation penalty” when the drug’s latest quarter’s AMP exceeds the drug’s AMP from the first full quarter of sales after launch, adjusted for increases in the Consumer Price Index-Urban. The upward adjustment in the rebate amount per unit is equal to the excess amount of the current AMP over the inflation-adjusted AMP from the first full quarter of sales. Medicaid Drug Rebate Program caps are currently set at 100 percent of AMP, but that cap is set to be removed, effective January 1, 2024, which could increase our rebate liability. The rebate amount is computed each quarter based on our report to CMS of current quarterly AMP and Best Price for our drug. We are required to report revisions to AMP or Best Price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. The Affordable Care Act made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act. On December 21, 2020, CMS issued a final regulation that modified existing Medicaid Drug Rebate Program regulations to permit reporting multiple Best Price figures with regard to value‑based purchasing arrangements (beginning in 2022); provide definitions for “line extension,” “new formulation,” and related terms with the practical effect of expanding the scope of drugs considered to be line extensions (beginning in 2022); and revise AMP and Best Price exclusions of manufacturer-sponsored patient benefit programs, specifically regarding inapplicability of such exclusions in the context of pharmacy benefit manager “accumulator” programs (beginning in 2023).

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

Federal law also requires that a company that participates in the Medicaid Drug Rebate program report ASP information each quarter to CMS for certain categories of drugs that are paid under the Medicare Part B program. For calendar quarters beginning January 1, 2022, manufacturers are required to report the average sales price for certain drugs under the Medicare program regardless of whether they participate in the Medicaid Drug Rebate Program. Manufacturers calculate the ASP based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. Starting in 2023, manufacturers must pay refunds to Medicare for single source drugs or biologicals, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages, for units of discarded drug reimbursed by Medicare Part B in excess of 10 percent of total allowed charges under Medicare Part B for that drug. Manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125 percent of the refund amount.

Statutory or regulatory changes or CMS guidance could affect the pricing of our approved products, and could negatively affect our results of operations. For example, Congress could enact a Medicare Part B inflation rebate, under which manufacturers would owe additional rebates if the average sales price of a drug were to increase faster than the pace of inflation. In addition, Congress could enact a drug price negotiation program under which the prices for certain high Medicare spend single source drugs would be capped by reference to the non-federal average manufacturer price. These or any other public policy changes could impact the market conditions for our products. We further expect continued scrutiny on government price reporting and pricing more generally from Congress, agencies, and other bodies. For more information about Medicare Part B, refer to the risk factor entitled “Our products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could harm our business” set forth under the section titled “Risk Factors” in this Annual Report on Form 10-K. In the U.S. Medicare program, outpatient prescription drugs may be covered under Medicare Part D. Medicare Part D is a voluntary prescription drug benefit, through which Medicare beneficiaries may enroll in prescription drug plans offered by private entities for coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans provided for under Medicare Part C.

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

In addition, manufacturers are currently required to provide to CMS a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design. Congress could enact legislation that sunsets this discount program and replaces it with a new manufacturer discount program. Congress could further enact a Medicare Part D inflation rebate, under which manufacturers would owe additional rebates if the average manufacturer price of a drug were to increase faster than the pace of inflation.

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

Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. We could be held liable for errors associated with our submission of pricing data. In addition to retroactive Medicaid rebates and the potential for issuing 340B program refunds, if we are found to have knowingly submitted false AMP, Best Price, or Non-FAMP information to the government, we may be liable for significant civil monetary penalties per item of false information. If we are found to have made a misrepresentation in the reporting of our ASP, the Medicare statute provides for significant civil monetary penalties for each misrepresentation for each day in which the misrepresentation was applied. Our failure to submit monthly/quarterly AMP and Best Price data on a timely basis could result in a significant civil monetary penalty per day for each day the information is late beyond the due date. Such conduct also could be grounds for CMS to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. Significant civil monetary penalties also could apply to late submissions of Non-FAMP information. Civil monetary penalties could also be applied if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price or HRSA could terminate our agreement to participate in the 340B program, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. In addition, claims submitted to federally-funded healthcare programs, such as Medicare and Medicaid, for drugs priced based on incorrect pricing data provided by a manufacturer can implicate the federal civil False Claims Act. Civil monetary penalties could be due if we fail to offer discounts to beneficiaries under the Medicare Part D coverage gap discount program. And, once the refund program for discarded drug takes effect in 2023, manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125 percent of the refund amount.

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

Beginning April 1, 2013, Medicare payments for all items and services, including drugs, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction, generally to 2030, with a pause during the Pandemic through March 31, 2022. The law provides for 1% Medicare sequestration in the second quarter of 2022 and allows the full 2% sequestration thereafter until 2030. In 2030, the sequestration will be 2.25% for the first half of the year, and 3% in the second half of the year. As long as these cuts remain in effect, they could adversely impact payment for any products we now sell or may commercialize in the future. If Congress does not take action in the future to modify these sequestrations, Medicare Part D plans could seek to reduce their negotiated prices for drugs. Other legislative or regulatory cost containment legislation could have a similar effect.

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

Different pricing and reimbursement schemes exist in other countries. In the EU, each EU Member State can restrict the range of medicinal products for which its national health insurance system provides reimbursement and can control the prices of medicinal products for human use marketed on its territory. As a result, following receipt of marketing authorization in an EU Member State, through any application route, the applicant is required to engage in pricing discussions and negotiations with the competent pricing authority in the individual EU Member State. The governments of the EU Member States influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some EU Member States operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed upon. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other EU Member States allow companies to fix their own prices for medicines, but monitor and control company profits. Others adopt a system of reference pricing, basing the price or reimbursement level in their territories either on the pricing and reimbursement levels in other countries or on the pricing and reimbursement levels of medicinal products intended for the same therapeutic indication. Further, some EU Member States approve a specific price for the medicinal product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal on the market. The downward pressure on healthcare costs in general, particularly prescription drugs, has become more intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, we may face competition for our product candidates from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

On January 31, 2018, the European Commission adopted a proposal for an HTA Regulation intended to set out an EU-wide framework for HTA and boost cooperation among EU Member States in assessing health technologies, including new medicinal products. The HTA Regulation provides the basis for permanent and sustainable cooperation at the EU level for joint clinical assessments in these areas, and is therefore complementary to Directive 2011/24/EU. The HTA Regulation was finally adopted on December 13, 2021 and entered into force on January 11, 2022. The HTA Regulation will apply to all EU Member States from January 12, 2025.

The HTA Regulation provides that EU Member States will be able to use common HTA tools, methodologies, and procedures across the EU. Individual EU Member States will continue to be responsible for drawing conclusions on the overall value of a new health technology for their healthcare system, and pricing and reimbursement decisions.

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

The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. Failure to comply with these laws and regulations could result in government enforcement actions and create liability for us (including the imposition of significant civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our business. We may obtain health information from third parties, such as health care providers who prescribe our products, and research institutions we collaborate with, who are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we or our affiliates or agents knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

In California, the California Consumer Privacy Act (“CCPA”) establishes certain requirements for data use and sharing transparency and provides California consumers (as defined in the law) certain rights concerning the use, disclosure, and retention of their personal data. In November 2020, California voters approved the California Privacy Rights Act (“CPRA”) ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (“CPPA”). The amendments introduced by the CPRA go into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. Similarly, there are a number of legislative proposals in the EU, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and research activities. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. The obligations to comply with the CCPA and evolving legislation may require us, among other things, to update our notices and develop new processes internally and with our partners. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act (“FTC Act”). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. Enforcement by the FTC under the FTC Act can result in civil penalties or decades-long enforcement actions. These laws and regulations, as well as any associated claims, inquiries, or investigations or any other government actions may lead to unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices.

Outside the U.S., the legislative and regulatory landscape for privacy and data security continues to evolve. There has been increased attention to privacy and data security issues that could potentially affect our business, including the EU General Data Protection Regulation (“GDPR”), which imposes penalties up to EUR 20 million or 4% of a noncompliant company’s annual global revenue, whichever is greater. The GDPR regulates the processing of personal data and imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data from the EU to the US, including health data from clinical trials. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the processing details disclosed to the individuals, the sharing of personal data with third parties, the transfer of personal data out of the EU, contracting requirements (such as with clinical trial sites and vendors), and security breach notifications. Data protection authorities from the different EU Member States may interpret the GDPR and applicable related national laws differently and impose requirements additional to those provided in the GDPR. In addition, guidance on implementation and compliance practices may be updated or otherwise revised, which adds to the complexity of processing personal data in the EU. Enforcement by EU regulators is active, and failure to comply with the GDPR or applicable Member State law may result in substantial fines.

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

Corporate Information

We were incorporated under the laws of the state of Delaware on March 19, 2008 under the name New pSivida, Inc. Our predecessor, pSivida Limited, was formed in December 2000 as an Australian company incorporated in Western Australia. We subsequently changed our name to pSivida Corp. in May 2008 and again to EyePoint Pharmaceuticals, Inc. in March 2018. Our principal executive office is located at 480 Pleasant Street, Suite B300, Watertown, Massachusetts 02472 and our telephone number is (617) 926-5000.

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

Our operations have consumed substantial amounts of cash. To date, we have financed our operations primarily through the sale of capital stock, proceeds from term loan agreements, the receipt of license fees, milestone payments, research and development funding and royalty payments from our collaboration partners, and product sales. In 2019, we commenced the U.S. launch of our first two commercial products, YUTIQ and DEXYCU, and, in the first quarter of 2021, we commenced the Phase 1 clinical trial for EYP-1901 as a potential six-month sustained delivery treatment for wet AMD, and we reported positive six-month interim safety and efficacy data in November 2021. However, we have no expectation of revenues from our research and development programs, including EYP-1901, prior to the successful completion of clinical trials for such programs. Therefore, we have no sufficient historical evidence to assert that it is probable that we will receive sufficient revenues from our product sales to fund operations. As of December 31, 2021, our cash, cash equivalents, and investments in marketable securities totaled $211.6 million. We believe that our cash, cash equivalents, and investments in marketable securities of $211.6 million at December 31, 2021, together with the anticipated net cash inflows from product sales will fund our operating plan into the second half of 2024, under current expectations regarding the timing and outcomes of our Phase 2 clinical trials for EYP-1901. Due to the difficulty and uncertainty associated with the design and implementation of clinical trials, we will continue to assess our cash and cash equivalents and future funding requirements. Actual cash requirements could differ from our projections due to many factors, including the continued effect of the Pandemic on our business and the medical community, the timing and results of our Phase 2 clinical trials for EYP-1901, additional investments in research and development programs, the success of commercialization for YUTIQ and DEXYCU, the actual costs of these commercialization efforts, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

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

We have incurred significant losses since our inception, have not generated significant revenue from commercial sales of our products and are not profitable. Investment in drug development is highly speculative because it entails substantial upfront operating expenses and significant risk that a product candidate will fail to successfully complete clinical trials, gain regulatory approval or become commercially viable. We continue to incur significant operating expenses due primarily to investments in clinical trials, sales and marketing infrastructure, research and development, and other expenses related to our ongoing operations. For the years ended December 31, 2021 and 2020, we had losses from operations of $55.3 million and $37.3 million, respectively, and net losses of $58.4 million and $45.4 million, respectively, and we had a total accumulated deficit of $569.1 million at December 31, 2021.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will continue to be significant if, and as, we:

•	continue the research and pre-clinical and clinical development of our product candidates, including EYP-1901 and YUTIQ 50;
•	initiate additional pre-clinical studies, clinical trials or other studies or trials for EYP-1901 and our other product candidates, including YUTIQ 50;
•	continue to commercialize YUTIQ and DEXYCU;
•	add additional operational, financial and management information systems and personnel, including personnel to support our development and commercialization efforts;
•	hire additional commercial, clinical, manufacturing and scientific personnel and engage third party commercial, clinical and manufacturing organizations;
•	further develop the manufacturing process for our product candidates;
•	change or add additional manufacturers or suppliers;
•	seek regulatory approvals for our product candidates that successfully complete clinical trials;
•	seek to identify and validate additional product candidates;
•	acquire or in-license other products, product candidates and technologies;
•	maintain, protect and expand our intellectual property portfolio;
•	create additional infrastructure to support our product development and planned future commercial sale efforts; and
•	experience any delays or encounter issues with any of the above.

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

The ongoing Pandemic has had a material and adverse impact on our business, including as a result of measures that we, other businesses, and government have taken and will likely continue to take. This includes a significant impact on cash flows from expected revenues due to the closure of ambulatory surgery centers for DEXYCU and a significant reduction in physician office visits impacting YUTIQ in 2020. The ongoing Pandemic continued to have an adverse impact on our revenues, financial condition and cash flows through 2021. For the year ended December 31, 2021, we recorded impairment charges of $1.2 million to cost of sales excluding amortization of acquired intangible assets and $0.1 million to sales and marketing expense, respectively, associated with the write-off of obsolete inventory of DEXYCU units and DEXYCU sample units, respectively, whose inventory levels were higher than our updated forecasts of future demand for those units. Additionally, the emergence of the Omicron variant continues to have an adverse impact on our revenues, financial condition and cash flows into the first quarter of 2022 and may continue to cause intermittent or prolonged periods of reduced patient services at our customers’ facilities, which may negatively affect customer demand. The progression of the Pandemic and its effects on our business and operations are uncertain at this time.

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

We must maintain compliance with the terms of our Credit Facilities or receive a waiver for any non-compliance. Our failure to comply with the covenants or other terms of the Credit Facilities, including as a result of events beyond our control, could result in a default under the SVB Loan Agreement that would materially and adversely affect the ongoing viability of our business.

On March 9, 2022 (the “SVB Closing Date”), we entered into a loan agreement (the “SVB Loan Agreement”) among us, as borrower, and Silicon Valley Bank, as lender (“SVB”), providing for (i) a senior secured term loan facility of $30 million (the “Term Facility”) and (ii) a senior secured revolving credit facility of up to $15.0 million (the “Revolving Facility” and together with the Term Facility, the “Credit Facilities”). The maximum amount available for borrowing at any time under the Revolving Facility is limited to a borrowing base valuation of our eligible accounts receivable. On the SVB Closing Date, $30 million of the Term Facility and approximately $11.5 million of the Revolving Facility, was advanced, to pay off the CRG Loan, including the accrued interests through this date. We utilized the proceeds from the Credit Facilities, together with cash on hand, for the repayment in full of all outstanding obligations under our term loan agreement (the “CRG Credit Agreement”) with CRG Servicing LLC (“CRG”).

The loans under the Credit Facilities are due and payable on January 1, 2027 (the “Maturity Date”). The Credit Facilities bear interest that is payable monthly in arrears at a per annum rate (subject to increase during an event of default) equal to (i) with respect to the Term Facility, the greater of (x) the Wall Street Journal prime rate plus 2.25% and (y) 5.50% and (ii) with respect to the Revolving Facility, the Wall Street Journal Prime Rate. An unused commitment fee of 0.25% per annum applies to unutilized borrowing capacity under the Revolving Facility. Commencing on February 1, 2024, we are required to repay the principal of the Term Facility in 36 consecutive equal monthly installments. At maturity or if earlier prepaid, we will also be required to pay an exit fee equal to 2.00% of the aggregate principal amount of the Term Facility.

We may make a voluntary prepayment of the Term Facility, in whole but not in part, at any time. All voluntary and mandatory prepayments of the Term Facility are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs on or prior to the first anniversary of the SVB Closing Date, an amount equal to 3.0% of the aggregate outstanding principal amount of the Term Facility being prepaid, (ii) if prepayment occurs after the first anniversary of the SVB Closing Date and on or prior to the second anniversary of the SVB Closing Date, 2.0% of the aggregate outstanding principal amount of the Term Facility being prepaid, (iii) if prepayment occurs after the second anniversary of the SVB Closing Date and on or prior to the third anniversary of the SVB Closing Date, 1.0% of the aggregate outstanding principal amount of the Term Facility being prepaid and (iii) if prepayment occurs after the third anniversary of the SVB Closing Date but prior to the Maturity Date, an amount equal to 0.50% of the aggregate outstanding principal amount of the Term Facility being prepaid. We may voluntarily terminate the Revolving Facility at any time, subject to the payment of a termination fee as follows: (i) if such termination occurs on or prior to the first anniversary of the Closing Date, an amount equal to 3.0% of the Revolving Facility and (ii) if such termination occurs after the first anniversary of the Closing Date, 1.0% of the Revolving Facility.

The SVB Loan Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on our and our subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, enter into affiliate transactions and change our line of business, in each case, subject to certain exceptions. In addition, the SVB Loan Agreement contains the following financial covenants requiring us to maintain either:

•

minimum product revenue from YUTIQ® and DEXYCU® assessed on a quarterly basis commencing from the three-month period ending on March 31, 2022 through the Maturity Date, with such minimum quarterly product revenue ranging from approximately $7.8 million to approximately $11.5 million in fiscal year 2022. Such minimum quarterly product revenue will be subject to incremental increases in fiscal year 2023 and will thereafter be such amounts as agreed upon between the Company and the Lender based on certain agreed-upon factors commencing for the three-month period ending on March 31, 2024 and for each three-month period thereafter through the Maturity Date; or

•

if the Company is unable to achieve the minimum quarterly product revenue level required as of the end of any three-month period, cash and cash equivalents in an amount equal to the greater of (i) $50,000,000 and (ii) the Company’s six-month Cash Burn (as defined in the SVB Loan Agreement).

Due to the effects on our business of the Pandemic and the potential loss of the pass-through status of DEXYCU, we may not meet the financial covenants associated with our revenue derived from sales of YUTIQ® and DEXYCU® for the twelve-month period ending December 31, 2022 or in subsequent years. If we do not maintain compliance with all of the continuing covenants and other terms and conditions of the Credit Facilities or secure a waiver for any non-compliance, then SVB may choose to declare an event of default and require that we immediately repay all amounts outstanding, plus penalties and interest, including an exit fee, any termination fees and any prepayment fees, and foreclose on the collateral granted to them to secure such indebtedness. Such repayment would have a material adverse effect on our business, operating results and financial condition.

In addition, the repayment of all unpaid principal and accrued interest under the Credit Facilities may be accelerated upon consummation of a specified change of control transaction or the occurrence of certain other events of default (as specified in the SVB Loan Agreement), including, among other things:

•	our default in a payment obligation under the SVB Loan Agreement;
•

our default under any of our agreements (i) evidencing indebtedness in an aggregate principal amount in excess of $250,000 or (ii) that could reasonably be expected to have a material adverse effect on our and our subsidiaries’ business or operations;

•	our breach of certain affirmative covenants and the negative covenants or, subject to specified cure periods, other terms of the SVB Loan Agreement;
•	a material impairment in the perfection or priority of SVB’s security interest in the collateral;
•	the occurrence of a material adverse effect (as specified in the SVB Loan Agreement);
•	certain specified insolvency and bankruptcy-related events; and
•	certain specified events relating to governmental approvals.

Subject to any applicable cure period set forth in the SVB Loan Agreement, upon the occurrence of an event of default, SVB may accelerate all or any amounts outstanding with respect to the Credit Facilities (principal, accrued interest, exit fee, any termination fees and any prepayment fees). Our assets or cash flow may not be sufficient to fully repay our obligations under the SVB Loan Agreement if the obligations thereunder are accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our obligations under the SVB Loan Agreement, SVB could proceed to protect and enforce their rights under the SVB Loan Agreement by exercising such remedies as are available to SVB thereunder and in respect thereof under applicable law, either by suit in equity or by action at law, or both, whether for specific performance of any covenant or other agreement contained in the SVB Loan Agreement or in aid of the exercise of any power granted in the SVB Loan Agreement. The foregoing would materially and adversely affect the ongoing viability of our business.

Our Loan Agreement contains restrictions that limit our flexibility in operating our business.

The SVB Loan Agreement contains various covenants that limit our ability to engage in specified types of transactions without SVB’s prior consent. These covenants limit our ability to, among other things:

•	sell, transfer, lease or dispose of our assets;
•	create, incur or assume additional indebtedness;
•	encumber or permit liens on certain of our assets;
•	make restricted payments, including paying dividends on, repurchasing or making distributions with respect to, our common stock;
•	make specified investments (including loans and advances) and acquisitions;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•	enter into certain transactions with our affiliates;
•

permit our cash held in deposit accounts with SVB to be less than the lesser of (i) 100.0% of our consolidated cash, including our subsidiaries’ and affiliates’ cash, and (ii) 110.0% of all outstanding obligations owing under the SVB Loan Agreement; and

•	permit our annual product revenue from YUTIQ and DEXYCU to fall below certain agreed projection levels or permit liquidity to fall below certain agreed levels.

The covenants in our Loan Agreement may limit our ability to take certain actions that may be in our long-term best interests. In the event that we breach one or more covenants, SVB may choose to declare an event of default and require that we immediately repay all amounts outstanding, plus penalties and interest, including the exit fee, any termination fees and any prepayment fees, terminate their commitments to extend further credit and foreclose on the collateral granted to them to secure such indebtedness. Such repayment could have a material adverse effect on our business, operating results and financial condition.

Certain potential payments to the Lenders could impede a sale of our company.

Subject to certain exceptions, we are also required to make mandatory prepayments of outstanding loans under the Credit Facilities with the proceeds of assets sales and insurance proceeds, which amounts in the case of the Revolving Facility, subject to the conditions set forth in the Loan Agreement, may re-borrowed.

All voluntary and mandatory prepayments of the Term Facility are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs on or prior to the first anniversary of the SVB Closing Date, an amount equal to 3.0% of the aggregate outstanding principal amount of the Term Facility being prepaid, (ii) if prepayment occurs after the first anniversary of the SVB Closing Date and on or prior to the second anniversary of the SVB Closing Date, 2.0% of the aggregate outstanding principal amount of the Term Facility being prepaid, (iii) if prepayment occurs after the second anniversary of the SVB Closing Date and on or prior to the third anniversary of the SVB Closing Date, 1.0% of the aggregate outstanding principal amount of the Term Facility being prepaid and (iii) if prepayment occurs after the third anniversary of the SVB Closing Date but prior to the Maturity Date, an amount equal to 0.50% of the aggregate outstanding principal amount of the Term Facility being prepaid. The prepayment of the Term Facility in full is also subject to the payment of an exit fee of $600,000. We may voluntarily terminate the Revolving Facility at any time, subject to the payment of a termination fee as follows: (i) if such termination occurs on or prior to the first anniversary of the Closing Date, an amount equal to 3.0% of the Revolving Facility and (ii) if such termination occurs after the first anniversary of the Closing Date, 1.0% of the Revolving Facility.

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

In connection with our acquisition of Icon Bioscience, Inc. (“Icon”) in March 2018 (the “Icon Acquisition”), we are obligated to pay certain post-closing contingent cash payments upon the achievement of specified milestones and based upon certain net sales and partnering revenue standards, in each case subject to the terms and conditions set forth in the Merger Agreement, dated March 28, 2018 (the “Merger Agreement”). These future obligations include (i) sales milestone payments totaling up to $95.0 million, beginning no earlier than three years after the October 1, 2018 effective date of the pass-through reimbursement code approved by CMS, upon the achievement of certain sales thresholds and subject to certain CMS reimbursement conditions set forth in the Merger Agreement, (ii) quarterly earn-out payments equal to 12% on net sales of DEXYCU, which earn-out payments will increase to 16% of net sales of DEXYCU in a given year beginning in the calendar quarter for a given year to the extent aggregate annual consideration of DEXYCU exceeds $200.0 million in such year, (iii) quarterly earn-out payments equal to 20% of partnering revenue received by us for DEXYCU outside of the U.S., and (iv) single-digit percentage quarterly earn-out payments with respect to net sales and/or partnering income, if any, resulting from future clinical development, regulatory approval and commercialization of any other product candidates we might develop utilizing the Verisome technology acquired in the Icon Acquisition. As of December 31, 2021, we made DEXYCU product revenue-based royalty payments totaling $2.5 million, of which $0 were related to the partnering income in connection with the Icon Acquisition. Our profitability with respect to DEXYCU is impacted by our obligations to make payments to the former securityholders of Icon. Our obligations to the former securityholders of Icon and other third-party collaborators could have a material adverse effect on our business, financial condition and results of operations if we are unable to manage our operating costs and expenses at profitable levels.

Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

As of December 31, 2021, including pre-acquisition amounts related to Icon , we had U.S. net operating loss (“NOL”) carryforwards of approximately $301.2 million for U.S. federal income tax and approximately $222.6 million for state income tax purposes available to offset future taxable income and U.S. federal and state research and development tax credits of approximately $5.7 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). Our U.S. NOL carryforwards begin to expire in 2023 if not utilized.

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

We plan to conduct Phase 2 clinical trials for EYP-1901 in multiple jurisdictions within the U.S. beginning in 2022. Enrollment of patients in these clinical trials and future clinical trials in these regions may be delayed due to the outbreak of the Pandemic. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs. As a result, the expected timeline for data readouts of our preclinical studies and clinical trials and certain regulatory filings may be negatively impacted, which would adversely affect our business.

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

We are largely dependent on the clinical and future commercial success of our lead product candidate, EYP-1901.

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

RISKS RELATED TO THE COMMERCIALIZATION OF OUR PRODUCTS AND PRODUCT CANDIDATES

Our current business strategy relies in part on our ability to successfully commercialize YUTIQ and DEXYCU and in the U.S. Our approved products may not achieve market acceptance or be commercially successful.

Our ability to successfully commercialize YUTIQ and DEXYCU in the U.S. is important to the execution of our business strategy. Neither YUTIQ nor DEXYCU may achieve broad market acceptance among retinal specialists and other doctors, patients, government health administration authorities and other third-party payors, and may not be commercially successful in the U.S. The degree of market acceptance and commercial success of our approved products will depend on a number of factors, including the following:

•	the acceptance of our products by patients and the medical community and the availability, perceived advantages and relative cost, safety and efficacy of alternative and competing treatments;
•	unless separate payment for DEXYCU is further extended by CMS beyond December 31, 2022, the loss of separate payment would significantly hinder the purchase and utilization of DEXYCU by ASCs;
•	the current lack of a separately payable CPT code (i.e. outside of the cataract payment bundle) for the injection of DEXYCU into the posterior chamber of the anterior segment of the eye;
•	our ability to obtain reimbursement for our products from third party payors at levels sufficient to support commercial success;
•	the cost effectiveness of our products;
•	the effectiveness of our commercial alliance partner in its efforts to market and sell DEXYCU;
•	the effectiveness of our distribution strategies and operations;
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

Our products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, including DEXYCU pass-through status, which could harm our business.

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

We participate in, and have certain price reporting obligations to, the Medicaid Drug Rebate Program. This program requires us to pay a rebate for each unit of drug reimbursed by Medicaid. The amount of the “basic” portion of the rebate for each product is set by law as the larger of: (i) 23.1% of quarterly average manufacturer price, or AMP, or (ii) the difference between quarterly AMP and the quarterly best price available from us to any commercial or non-governmental customer, or Best Price. AMP must be reported on a monthly and quarterly basis and Best Price is reported on a quarterly basis only. In addition, the rebate also includes the “additional” portion, which adjusts the overall rebate amount upward as an “inflation penalty” when the drug’s latest quarter’s AMP exceeds the drug’s AMP from the first full quarter of sales after launch, adjusted for increases in the Consumer Price Index-Urban. The upward adjustment in the rebate amount per unit is equal to the excess amount of the current AMP over the inflation-adjusted AMP from the first full quarter of sales. The rebate amount is computed each quarter based on our report to CMS of current quarterly AMP and Best Price for our drug. Medicaid Drug Rebate Program caps are currently set at 100 percent of AMP, but that cap is set to be removed, effective January 1, 2024, which could increase our rebate liability. We are required to report revisions to AMP or Best Price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. The Affordable Care Act made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act. On December 21, 2020, CMS issued a final regulation that modified existing Medicaid Drug Rebate Program regulations to permit reporting multiple Best Price figures with regard to value‑based purchasing arrangements (beginning in 2022); provide definitions for “line extension,” “new formulation,” and related terms with the practical effect of expanding the scope of drugs considered to be line extensions (beginning in 2022); and revise AMP and Best Price exclusions of manufacturer-sponsored patient benefit programs, specifically regarding inapplicability of such exclusions in the context of pharmacy benefit manager “accumulator” programs (beginning in 2023).

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

HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. It is currently unclear how HRSA will apply its enforcement authority under this regulation. HRSA has also implemented a ceiling price reporting requirement related to the 340B program under which we are required to report 340B ceiling prices to HRSA on a quarterly basis, and HRSA then publishes that information to covered entities.  Moreover, under a final regulation effective January 13, 2021, HRSA newly established an administrative dispute resolution (“ADR”) process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could subject us to onerous procedural requirements and could result in additional liability. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

Federal law also requires that a company that participates in the Medicaid Drug Rebate program report average sales price, or ASP, information each quarter to CMS for certain categories of drugs that are paid under the Medicare Part B program. For calendar quarters beginning January 1, 2022, manufacturers are required to report the average sales price for certain drugs under the Medicare program regardless of whether they participate in the Medicaid Drug Rebate Program. Manufacturers calculate the ASP based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. Starting in 2023, manufacturers must pay refunds to Medicare for single source drugs or biologicals, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages, for units of discarded drug reimbursed by Medicare Part B in excess of 10 percent of total allowed charges under Medicare Part B for that drug. Manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125 percent of the refund amount.

Statutory or regulatory changes or CMS guidance could affect the pricing of our approved products, and could negatively affect our results of operations. For example, Congress could enact a Medicare Part B inflation rebate, under which manufacturers would owe additional rebates if the average sales price of a drug were to increase faster than the pace of inflation, or enact other legislation that would otherwise limit reimbursement of Part B products. In addition, manufacturers are currently required to provide a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design. Congress could enact legislation that sunsets this discount program and replaces it with a new manufacturer discount program. In addition, Congress could enact a drug price negotiation program under which the prices for certain high Medicare spend single source drugs would be capped by reference to the non-federal average manufacturer price. These or any other public policy change could impact the market conditions for our products. We further expect continued scrutiny on government price reporting and pricing more generally from Congress, agencies, and other bodies.

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we must participate in the VA FSS pricing program. Under this program, we would be obligated to make our “innovator” drugs available for procurement on an FSS contract and charge a price to four federal agencies—VA, DoD, Public Health Service and U.S. Coast Guard—that is no higher than the statutory FCP. The FCP is based on the Non-FAMP, which we calculate and report to the VA on a quarterly and annual basis. We do not currently participate in the Tricare Retail Pharmacy program, under which we would need to pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to TRICARE beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. The requirements under the 340B, FSS, and TRICARE programs will impact gross-to-net revenue for our current products and any product candidates that are commercialized in the future and could adversely affect our business and operating results.

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

We are shipping DEXYCU to ASCs, or to hospital outpatient surgical centers through specialty pharmacies and distributors. DEXYCU is being reimbursed for Medicare Part B patients in these settings through a transitional pass-through payment utilizing a “J” code. After the initial 3-year period (measured on the basis of the date Medicare receives its first claim for reimbursement for DEXYCU), DEXYCU may not qualify for separate payment and, therefore, may be subject to cataract bundled payment rates, which would significantly limit our ability to gain utilization and subsequent revenues. In addition, ImprimisRx may terminate our Commercial Alliance Agreement in the event of loss a pass-through status in accordance with the terms of the commercial alliance arrangement with ImprimisRX. DEXYCU received an adjusted separate payment for nine months in the Final Rule of the 2022 Hospital Outpatient Prospective Payment System, which preserves separate payment for the product through December 31, 2022. A decision by CMS as to whether separate payment for DEXYCU will continue beyond calendar year 2022 is anticipated during the fourth quarter of 2022. The loss of pass-through status with respect to DEXYCU would materially decrease our revenues from sales of DEXYCU and correspondingly result in an impairment of the DEXYCU asset on our balance sheet, which would negatively impact our financial results.

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

We are liable for errors associated with our submission of pricing data. That liability could be significant. In addition to retroactive Medicaid rebates and the potential for issuing 340B program refunds, if we are found to have knowingly submitted false AMP, Best Price, or Non-FAMP information to the government, we may be liable for significant civil monetary penalties per item of false information. If we are found to have made a misrepresentation in the reporting of our ASP, the Medicare statute provides for significant civil monetary penalties for each misrepresentation for each day in which the misrepresentation was applied. Our failure to submit monthly/quarterly AMP and Best Brice data on a timely basis could result in a significant civil monetary penalty per day for each day the information is late beyond the due date. Such conduct also could be grounds for CMS to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. Significant civil monetary penalties also could apply to late submissions of Non-FAMP information. Civil monetary penalties could also be applied if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price or HRSA could terminate our agreement to participate in the 340B program, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. Moreover, under a final regulation effective January 13, 2021, HRSA newly established an ADR process that has jurisdiction over claims by covered entities that a manufacturer has engaged in overcharging. An ADR proceeding could subject us to onerous procedural requirements and could result in additional liability.  In addition, claims submitted to federally-funded healthcare programs, such as Medicare and Medicaid, for drugs priced based on incorrect pricing data provided by a manufacturer can implicate the federal civil False Claims Act. Finally, civil monetary penalties could be due if we fail to offer discounts to beneficiaries under the Medicare Part D coverage gap discount program. And, once the refund program for discarded drug takes effect in 2023, manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125 percent of the refund amount.

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

Even though regulatory approvals for YUTIQ and DEXYCU have been obtained in the U.S., the FDA and state regulatory authorities may still impose significant restrictions on the indicated uses or marketing of YUTIQ and DEXYCU, or impose ongoing requirements for potentially costly post-approval studies or post-marketing surveillance. For example, as part of its approval of DEXYCU for the treatment of postoperative ocular inflammation, the FDA required under the Pediatric Research Equity Act (“PREA”), that a Phase 3/4 prospective, randomized, active treatment-controlled, parallel-design multicenter trial be conducted to evaluate the safety of DEXYCU for the treatment of inflammation following ocular surgery for childhood cataract. This pediatric study will likely require us to undergo a costly and time-consuming development process. If we do not meet our obligations under the PREA for this pediatric study, the FDA may issue a non-compliance letter and may also consider DEXYCU to be misbranded and subject to potential enforcement action. We requested an extension in October 2020 but were denied by the FDA in November 2020.

We were advised by the FDA to show diligence and enroll at least one patient in the protocolled trial before submitting a new Deferral Extension Request.

We submitted a pediatric study protocol to the FDA as required. We have identified clinical sites and are continuing study start-up activities that have resulted in dosing of a first patient in January 2022. In February 2022, we requested a PREA Deferral Extension because of the unavoidable delays in this program due, among other things, to the Pandemic.

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

In addition, manufacturers of drug products and their facilities are subject to payment of substantial user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and adherence to commitments made in the NDA. We also need to comply with some of the FDA’s manufacturing regulations for devices with respect to YUTIQ. We and our third-party providers are generally required to maintain compliance with cGMP and other stringent requirements and are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm such compliance. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.

In addition to cGMP, the FDA requires that YUTIQ and DEXYCU manufacturers comply with certain provisions of the Quality System Regulation, or QSR, particularly in light of the D.C. Circuit Court of Appeals decision in Genus Medical Technologies LLC v. FDA. The QSR sets forth the FDA’s manufacturing quality standards for medical devices, and other applicable government regulations and corresponding foreign standards. If we, or a regulatory authority, discover previously unknown problems with YUTIQ or DEXYCU, such as adverse events of unanticipated severity or frequency, or problems with a facility where the product is manufactured, a regulatory authority may impose restrictions relative to YUTIQ, DEXYCU or their respective manufacturing facilities, including requiring recall or withdrawal of the product from the market, suspension of manufacturing, or other FDA action or other action by foreign regulatory authorities.

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

The U.S. and state governments have enacted and proposed legislative and regulatory changes affecting the healthcare system that could affect our ability to profitably sell YUTIQ and DEXYCU, prevent or delay marketing of our other product candidates, and restrict or regulate post-approval activities. The U.S. and state governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription products.

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

Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to repeal, replace, or otherwise modify them or to alter their interpretation or implementation. For example, Congress eliminated, starting January 1, 2019, the tax penalty for not complying with the Affordable Care Act’s individual mandate to carry health insurance Further, the Bipartisan Budget Act of 2018, among other things, amended the Medicare statute to reduce the coverage gap in most Medicare drugs plans, commonly known as the “donut hole,” by raising the required manufacturer point-of-sale discount from 50% to 70% off the negotiated price effective as of January 1, 2019. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible. It is unclear how the Affordable Care Act and its implementation, as well as efforts to modify or invalidate the Affordable Care Act, or portions thereof or its implementation, will affect our business, financial condition and results of operations. It is possible that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of YUTIQ and DEXYCU in the U.S. or to successfully commercialize either product in the U.S.

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

There has been increasing legislative, regulatory, and enforcement interest in the United States with respect to drug pricing practices. For example, in November 2020, the U.S. Department of Health and Human Services finalized a previously abandoned proposal to amend the discount safe harbor regulation of the federal anti-kickback statute in a purported effort to create incentives to manufacturers to lower their list prices, and to lower federal program beneficiary out-of-pocket costs. The rule, which is currently slated to take full effect January 1, 2023, revises the discount safe harbor to exclude manufacturer rebates to Medicare Part D plans, either directly or through PBMs, creates a new safe harbor for point-of-sale price reductions that are set in advance and are available to the beneficiary at the point-of-sale, and creates a new safe harbor for service fees paid by manufacturers to PBMs for services rendered to the manufacturer. The effective date of the rule was already delayed by the Biden Administration and legal challenges. It is unclear whether the rule will be further delayed, rewritten, or allowed to go into effect, and if so, what the effect of the rule will be on negotiations of coverage for our products with Medicare Part D plans, or whether the rule will affect our coverage arrangements with commercial insurers. It is also unclear whether the rule will have the intended effect of reducing net prices and beneficiary out-of-pocket costs without also increasing Medicare Part D premiums, which may impact the willingness of Part D plans to cover our products and the price concessions or other terms the plans or their PBMs may seek from us.  In addition, in November 2020, the OIG issued a Special Fraud Alert to highlight certain inherent fraud and abuse risks associated with speaker fees, honorariums and expenses paid by pharmaceutical and medical device companies to healthcare professionals participating in company-sponsored events. The Special Fraud Alert sent a clear signal that speaker programs will be subject to potentially heightened enforcement scrutiny.

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

It is possible that any actions taken by the Department of Justice (“DOJ”) as a result of this industry-wide inquiry could reduce demand for our products and/or reduce coverage of our products, including by federal and state health care programs such as Medicare and Medicaid. If any or all of these events occur, our business, prospects and stock price could be materially and adversely affected.

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

DEXYCU is an intraocular suspension that delivers dexamethasone, a corticosteroid, which is associated with certain adverse side effects in the eye. The safety analyses from DEXYCU’s clinical trials revealed that the most commonly reported adverse reactions were increases in intraocular pressure (“IOP”), corneal edema and iritis, a type of uveitis affecting the front of the eye. These side effects may adversely affect sales of DEXYCU.

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

The patent positions of pharmaceutical companies generally are highly uncertain, involve complex legal and factual questions and have in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of any patents that issue, are highly uncertain. For example, recent changes to the patent laws of the U.S. provide additional procedures for third parties to challenge the validity of issued patents. Under the Leahy-Smith America Invents Act, or AIA, which was signed into law on September 16, 2011, patents issued from applications with an effective filing date after March 15, 2013, may be challenged by third parties using the post-grant review procedure which allows challenges for a number of reasons, including prior art, sufficiency of disclosure, and subject matter eligibility. Under the AIA, patents may also be challenged under the inter partes review procedure. Inter partes review provides a mechanism by which any third party may challenge the validity of any issued U.S. Patent in the USPTO on the basis of prior art. Because of a lower evidentiary standard necessary to invalidate a patent claim in USPTO proceedings as compared to the evidentiary standard relied on in U.S. federal court, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

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

As of February 28, 2022, we had several patents and pending applications, including patents and pending applications covering our Durasert®, Verisome® and other technologies. With respect to these patent rights, we do not know whether any of our patent applications will result in issued patents or, if any of our patent applications do issue, whether such patents will protect our technology in whole or in part, or whether such patents will effectively prevent others from commercializing competitive technologies and products. There is no guarantee that any of our issued or granted patents will not later be found invalid or unenforceable. Furthermore, since patent applications in the U.S. and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications. For applications with an effective filing date before March 16, 2013, or patents issuing from such applications, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. As of March 16, 2013, the U.S. transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. The change to “first-to-file” from “first-to-invent” is one of the changes to the patent laws of the U.S. resulting from the AIA.

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

ILUVIEN® is Alimera’s trademark. Retisert® and Vitrasert® are Bausch & Lomb’s trademarks.

RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES

The development and commercialization of our lead product candidate, EYP-1901, is dependent on intellectual property we license and API supply of vorolanib from Equinox Science. If we breach our agreement with Equinox or the agreement is terminated, we could lose license rights that are material to our business.

Pursuant to our license agreement with Equinox, we acquired exclusive rights to patents, patent applications and know-how owned or controlled by Equinox relating to the compound vorolanib, a tyrosine kinase inhibitor, for the treatment of wet AMD, DR, and RVO. Our lead product candidate, EYP-1901, utilizes vorolanib in combination with our proprietary Durasert sustained release technology. Equinox also provides us with the API supply of vorolanib to support our clinical trials. Our license agreement with Equinox imposes various development, regulatory, commercial, financial and other obligations on us. If we fail to comply with our obligations under the agreement with Equinox, or otherwise materially breach the agreement with Equinox, and fail to remedy such failure or cure such breach within 90 days, Equinox will have the right to terminate the agreement.  If our agreement with Equinox is terminated by Equinox for our uncured material breach, we would lose our license and all rights to the use of vorolanib for EYP-1901.  The loss of the license from Equinox would prevent us from developing and commercializing EYP-1901 and could subject us to claims of breach of contract and patent infringement from Equinox if any continued research, development, manufacture or commercialization of EYP-1901 is covered by the affected patents.  Accordingly, the loss of our license from Equinox would materially harm our business.

If we are unable to maintain our agreement with ImprimisRx  to co-promote DEXYCU, we may be unable to generate significant revenue from this product.

When we launched YUTIQ and DEXYCU in 2019, we contracted with an outsourced CSO to commercialize the products. We terminated our relationship with the CSO and converted the CSO’s remaining YUTIQ KAMs to full-time employees as of January 2020, and we converted the CSO’s remaining DEXYCU KAMs to full-time employees as of October 2020.  In August 2020, to complement and augment the efforts of our internal sales team for DEXYCU, we entered into a Commercial Alliance Agreement, effective as of August 1, 2020 and amended as of November 12, 2020 (the “Commercial Alliance Agreement”) with ImprimisRx for the sale of DEXYCU to its customers. On December 6, 2021, we entered into a letter agreement (the “Letter Agreement”) to expand the commercial alliance previously established by the parties pursuant to the Commercial Alliance Agreement. During the two-year term of the Letter Agreement, ImprimisRx will assume full responsibility for the sales and marketing of DEXYCU and has absorbed the majority of our DEXYCU commercial organization. We will continue to recognize net product revenue and maintain manufacturing and distribution responsibilities for DEXYCU along with non-sales related regulatory compliance responsibilities. We will pay ImprimisRx a commission based on the net sales of DEXYCU in the U.S. and will retain control over all regulatory approvals and commercial rights for DEXYCU. The Letter Agreement was effective as of January 1, 2022 and will continue through December 31, 2023, unless such term is amended by mutual agreement of the parties or terminated in accordance therewith. Upon expiration or termination of the Letter Agreement, the parties will revert to the terms of the Commercial Alliance Agreement in existence prior to the effectiveness of the Letter Agreement for the remainder of the original term of the Commercial Alliance Agreement.

The Letter Agreement provides that either party may terminate the Commercial Alliance Agreement upon 30 days’ prior written notice in the event DEXYCU ceases to have Medicare Part B “pass-through” payment status for a period of not less than 6 months. ImprimisRx has an additional right to terminate the Letter Agreement with 30 days’ written notice if (i) a proposed or final Hospital Outpatient Prospective Payment System (HOPPS) rule issued by the Centers for Medicare & Medicaid Services (CMS) during calendar year 2022 does not contain an extension of the pass-through payment period for DEXYCU beyond December 31, 2022, and (ii) we have not otherwise waived any minimum sales for a respective quarterly period.

To a significant degree, we are relying on our strategic collaboration with ImprimisRx to sell DEXYCU.  As a result of our agreement with ImprimisRx, ImprimisRx now executes all of the sales efforts for DEXYCU and those efforts may be affected by ImprimisRx’s organization, operations, activities and events both related and unrelated to DEXYCU. Our co-promotion efforts with ImprimisRx have encountered and continue to encounter a number of difficulties, uncertainties and challenges, including curtailments in the performance of cataract surgeries due to the Pandemic, which have impacted DEXYCU sales growth. Any failure to fully optimize this arrangement with ImprimisRx, including pursuant to a termination by ImprimisRx in accordance with the terms of the arrangement, would cause DEXYCU sales and our financial results with respect to DEXYCU to be materially reduced and hurt the price of our common stock. Further, any disputes with ImprimisRx over these or other issues would materially harm the promotion and sales of DEXYCU and result in substantial costs to us.

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

We use our own facility for the manufacturing of YUTIQ and rely on third party suppliers for key components, and any disruptions to our suppliers’ operations could adversely affect YUTIQ’s commercial viability.

We currently manufacture commercial supplies of YUTIQ ourselves at our Watertown, MA facility and rely on third party suppliers for key components of YUTIQ. We have, and will continue, to perform extensive audits of our suppliers, vendors and contract laboratories. The cGMP requirements govern, among other things, recordkeeping, production processes and controls, personnel and quality control. To ensure that we continue to meet these requirements, we have and will continue to expend significant time, money and effort.

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

The FDA also may, at any time following approval of a product for sale, audit our manufacturing facilities. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulation occurs independent of such an inspection or audit, FDA may issue a Form FDA-483 and/or an untitled or warning letter, or we or the FDA may require remedial measures that may be costly and/or time consuming for us to implement and that may include the temporary or permanent suspension of commercial sales, recalls, market withdrawals, seizures or the temporary or permanent closure of a facility. For example, we received a Form FDA-483 at the conclusion of an FDA inspection in September 2021. Although we believe we have successfully addressed and responded to FDA concerning those observations, FDA has not yet determined whether our facility will remain classified as Official Action Indicated (“OAI”), which could lead to enforcement action or affect the approval of an application. As of the date of this filing, the FDA has not yet posted the September 2021 inspection in the FDA Inspections database. We are monitoring the database closely, as it is expected that the inspection should be posted soon. The FDA has cited issues related to the Pandemic as a reason for the delay in much of their inspection activity. Any such remedial measures imposed upon us could materially harm our business.

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

EW Healthcare and Ocumension, our largest stockholders, beneficially own 4,190,921 and 3,010,722 shares of our common stock, respectively, or 12.3% and 8.8% of our total outstanding common stock, respectively, as of March 4, 2022. EW Healthcare and Ocumension each have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. EW Healthcare and Ocumension have agreed that, for so long as such investor owns a number of shares equal to at least 75% of the shares of common stock it owns as of December 31, 2020, at any meeting of our stockholders, however called, or at any adjournment thereof, or in any other circumstances in which EW Healthcare or Ocumension, as applicable, are entitled to vote, consent or give any other approval, except as otherwise agreed to in writing in advance by us, EW Healthcare and Ocumension shall (a) appear at each such meeting or otherwise cause the shares of our common stock owned by such investor or their respective affiliates to be counted as present thereat for purposes of calculating a quorum; and (b) vote (or cause to be voted), in person or by proxy, all such shares of our common stock that are beneficially owned by such investor or as to which such investor has, directly or indirectly, the right to vote or direct the voting, (i) in favor of any proposals recommended by our board of directors for approval; and (ii) against any proposals that our board of directors recommends our stockholders vote against; provided, however, that the foregoing does not apply to meetings or proposals that are inconsistent with the investor’s rights and obligations under certain agreements between the applicable investor and us.

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

Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures, cyberattacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Such an event could cause interruption of our operations. As part of our business, we and our vendors maintain large amounts of confidential information, including non-public personal information on patients and our employees. Breaches in security could result in the loss or misuse of this information, which could, in turn, result in potential regulatory actions or litigation, including material claims for damages, interruption to our operations, damage to our reputation or otherwise have a material adverse effect on our business, financial condition and operating results. We expect to have appropriate information security policies and systems in place in order to prevent unauthorized use or disclosure of confidential information, including non-public personal information, but there can be no assurance that such use or disclosure will not occur.

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

In addition, the CCPA establishes certain requirements for data use and sharing transparency, and provides California consumers (as defined in the law) certain rights concerning the use, disclosure, and retention of their personal data. In November 2020, California voters approved the California Privacy Rights Act (“CPRA”) ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (“CPPA”).  The amendments introduced by the CPRA go into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations or limitations in areas affecting our business. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business.  The obligations to comply with the CCPA and evolving legislation may require us, among other things, to update our notices and develop new processes internally and with our partners. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act (“FTC Act”). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. Enforcement by the FTC under the FTC Act can result in civil penalties or decades-long enforcement actions.

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

Outside the U.S., the legislative and regulatory landscape for privacy and data security continues to evolve.  There has been increased attention to privacy and data security issues that could potentially affect our business, including the EU General Data Protection Regulation (“GDPR”), which imposes strict obligations on the processing of personal data, including relating to the transfer of personal data from the European Economic Area to third countries such as the US. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the processing details disclosed to the individuals, the sharing of personal data with third parties, the transfer of personal data out of the European Economic Area, contracting requirements (such as with clinical trial sites and vendors), and security breach notifications. Data protection authorities from the different European Economic Area Member States may interpret the GDPR and applicable related national laws differently and impose requirements additional to those provided in the GDPR. In addition, guidance on implementation and compliance practices may be updated or otherwise revised, which adds to the complexity of processing personal data in the European Economic Area. Enforcement by European Economic Area regulators is active, and failure to comply with the GDPR or applicable Member State law may result in substantial fines. For example, if we act in violation of the GDPR we may face significant penalties of up to EUR 20 million or 4% of our annual global revenue, whichever is greater.

European data protection laws, including the GDPR, generally restrict the transfer of personal data from Europe, including the EU, United Kingdom and Switzerland, to the U.S. and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards allowing U.S. companies to import personal data from Europe had been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the EU-U.S. Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union (“CJEU”) in a case known colloquially as “Schrems II.” Following this decision, the Swiss Federal Data Protection and Information Commissioner (“FDPIC”), announced that the Swiss-U.S. Privacy Shield does not provide adequate safeguards for the purposes of personal data transfers from Switzerland to the U.S. While the FDPIC does not have authority to invalidate the Swiss-U.S. Privacy Shield regime, the FDPIC’s announcement casts doubt on the viability of the Swiss-U.S. Privacy Shield as a future compliance mechanism for Swiss-U.S. data transfers. The CJEU’s decision in Schrems II also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal data transfers from Europe to the U.S. or other third countries that are not the subject of an adequacy decision of the European Commission. While the CJEU upheld the adequacy of the Standard Contractual Clauses in principle in Schrems II, it made clear that reliance on those Clauses alone may not necessarily be sufficient in all circumstances. Use of the Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred data. In the context of any given transfer, where the legal regime applicable in the destination country may or does conflict with the intended operation of the Standard Contractual Clauses and/or applicable European law, the decision in Schrems II and subsequent draft guidance from the European Data Protection Board (“EDPB”), would require the parties to that transfer to implement certain supplementary technical, organizational and/or contractual measures to rely on the Standard Contractual Clauses as a compliant “transfer mechanism.” However, the draft guidance from the EDPB on such supplementary technical, organizational and/or contractual measures appears to conclude that no combination of such measures could be sufficient to allow effective reliance on the Standard Contractual Clauses in the context of transfers of personal data “in the clear” to recipients in countries where the power granted to public authorities to access the transferred data goes beyond that which is “necessary and proportionate in a democratic society” – which may, following the CJEU’s conclusions in Schrems II on relevant powers of U.S. public authorities and commentary in that draft EDPB guidance, include the U.S. in certain circumstances (e.g., where Section 702 of the US Foreign Intelligence Surveillance Act applies). At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. However, the Court of Justice of the European Union recently invalidated the EU-U.S. Privacy Shield. The decision in Schrems II also affects transfers from the United Kingdom to the U.S..

As such, if we are unable to implement a valid solution for personal data transfers from Europe, including, for example, obtaining individuals’ explicit consent to transfer their personal data from Europe to the U.S. or other countries, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from Europe. Inability to import personal data from Europe may also restrict our clinical trials activities in Europe; limit our ability to collaborate with contract research organizations as well as other service providers, contractors and other companies subject to European data protection laws; and require us to increase our data processing capabilities in Europe at significant expense. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The type of challenges we face in Europe will likely also arise in other jurisdictions that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. On May 17, 2018, we amended our lease, dated November 1, 2013, to extend our Watertown, Massachusetts lease term from April 2019 through approximately May 2025 and to add an additional 6,590 square feet of rentable area for a resulting total of 20,240 square feet. Following build-out of the additional space, for which the landlord provided a construction allowance of $671,000, we took occupancy on September 10, 2018. On April 5, 2021, we further amended the lease to include an additional 1,409 square feet of rentable area of the building through May 2025. On March 8, 2022, we further amended the lease (i) to extend the term to May 31, 2028 for 13,650 square feet of laboratory and manufacturing operations space, with the landlord agreeing to provide the Company a construction allowance of up to $555,960 to be applied toward upgrades and improvements within the space; (ii) to rent an additional 11,999 square feet of office space within the building through May 31, 2028, with an anticipated commencement date in the third quarter of 2022; and (iii) to terminate a portion of the lease comprising 7,999 square feet of office space in the building on May 31, 2025. We have an option to extend the term of the lease for one additional five-year period at market rates.

We lease 3,000 square feet of office space in Liberty Corner, New Jersey under a lease agreement that expires in June 2022. On June 11, 2018, we subleased an additional 1,381 square feet of office space in this building through May 2022. We have given notice that we will not be renewing this lease and we will vacate the facility upon expiration.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the trading symbol “EYPT”. As of March 4, 2022, we had approximately 76 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Equity Compensation Plan Information

Information required by Item 5 of Form 10-K regarding our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Other than as previously disclosed on our Current Reports on Form 8-K or Quarterly Reports on Form 10-Q filed with the SEC, we did not issue any unregistered equity securities during the twelve months ended December 31, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

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

The following Management’s Discussion and Analysis (“MD&A”) provides a narrative of our results of operations for the year ended December 31, 2021 and the comparable period ended December 31, 2020, respectively, and our financial position as of December 31, 2021 and 2020, respectively. The MD&A should be read together with our consolidated financial statements and related notes included on pages F-1 through F-33 of this Annual Report on Form 10-K.

Overview

We are a pharmaceutical company committed to developing and commercializing innovative therapeutics to help improve the lives of patients with serious eye disorders. Our pipeline leverages our proprietary Durasert® technology for sustained intraocular drug delivery including EYP-1901, a potential six-month anti-VEGF treatment initially targeting wet age-related macular degeneration (“wet AMD”), the leading cause of vision loss among people 50 years of age and older in the United States. We also have two commercial products: YUTIQ®, a once every three-year treatment for chronic non-infectious uveitis affecting the posterior segment of the eye, and DEXYCU®, a single dose treatment for postoperative inflammation following ocular surgery. We are also advancing YUTIQ 50, a potential six-month treatment for non-infectious uveitis affecting the posterior segment of the eye, one of the leading causes of blindness under a supplemental New Drug Application (sNDA) strategy.

Fiscal 2021 Overview and COVID-19 Impact

The fiscal year ended December 31, 2021 was highlighted by the following events:

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

•

In July 2021, we announced that the American Medical Association created a new Category III Current Procedural Terminology (CPT®) Code to describe the injection of medicines like DEXYCU®. The code, OX78T, is for the administration of a drug into the posterior chamber of the anterior segment of the eye and became effective January 1, 2022. The new CPT code, as implemented, adds DEXYCU administration to the reimbursement bundle for cataract surgery, in addition to the pass-through payment for the drug itself.

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

•

In November 2021, we sold 5,122,273 shares of Common Stock, which included the exercise in full by the underwriters of their option to purchase an additional 1,095,000 shares of common stock, and pre-funded warrants to purchase up to an aggregate of 3,272,727 shares of common stock. The shares of common stock were sold at a public offering price of $13.75 per share, and the pre-funded warrants were sold at a purchase price of $13.74 per pre-funded warrants, for aggregate gross proceeds of approximately $115.4 million. Underwriter discounts and commissions and other share issue costs totaled approximately $7.2 million.

•

In December, we announced the expansion of our commercial alliance in which ImprimisRx will assume responsibility for U.S. sales and marketing activities for DEXYCU 9% for the treatment of post-operative inflammation following ocular surgery in the U.S. The amended agreement expands the commercial alliance previously established in August 2020 between EyePoint and ImprimisRx. Under terms of the expanded alliance, ImprimisRx absorbed the majority of EyePoint’s DEXYCU commercial organization. EyePoint will continue to recognize net product revenue and maintain manufacturing and distribution responsibilities for DEXYCU along with non-sales related regulatory compliance. EyePoint will pay ImprimisRx a commission based on net sales of DEXYCU and will retain all commercial rights for DEXYCU. The amended agreement became effective on January 1, 2022.

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

•	In October 2021, we reported preliminary data from our ongoing YUTIQ® CALM real-world registry study at Retina Society and ASRS.
•	In November, 2021 we reported positive safety and efficacy from our ongoing Phase 1 DAVIO trial of EYP-1901 at the American Academy of Ophthalmology (AAO) 2021 Annual Meeting Retina Subspecialty Day.

Recent Developments

•	Customer demand for YUTIQ in Q4, represented as units purchased by physicians from our distributors, was up 16% over Q3, driven by underlying growth.
•	Customer demand for DEXYCU in Q4, represented as units purchased by ambulatory surgical centers, was up 5% over Q3, driven by increases in cataract surgeries and some re-opening of ASC’s.
•

On January 10, 2022, we appointed Michael C. Pine Chief Corporate Development and Strategy Officer. Mr. Pine brings over 20 years of business and corporate development expertise, leveraging experience from various roles at small and large pharmaceutical companies.

•

On March 7, 2022, we appointed Isabelle Lefebvre as Chief Regulatory Officer. Ms. Lefebvre brings over 30 years of global regulatory affairs experience across all phases of drug development including ophthalmic and ocular conditions.  Ms. Lefebvre is succeeding John Weet, Ph.D., who be leaving his role as Senior Vice President, Regulatory, following a transition period.

•

On March 9, 2022, we entered into a loan agreement for senior secured credit facilities in the aggregate amount of $45 million with Silicon Valley Bank to replace our existing credit facility with CRG Services LLC. Under the terms of the new agreement, a $30 million term loan facility and an asset-based revolving credit facility of up to $15 million will be utilized to replace the existing approximately $40.5 million of obligations under the existing CRG credit facility.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, we do not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less. None of our contracts contained a significant financing component as of December 31, 2021.

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

Please refer to Note 3 for further details on the license and collaboration agreements into which we have entered and corresponding amounts of revenue recognized for the years ended December 31, 2021 and 2020.

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

Results of Operations

Years Ended December 31, 2021 and 2020

	Year Ended December 31,		Change
	2021	2020	Amounts	%

	(In thousands except percentages)
Revenues:
Product sales, net	$35,312	$20,831	$14,481	70%
License and collaboration agreements (including licensing fees from a related party of $543 and $11,500 for the years ended December 31, 2021 and 2020, respectively)	756	11,942	(11,186)	(94)%
Royalty income	871	1,664	(793)	(48)%
Total revenues	36,939	34,437	2,502	7%
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	8,177	5,824	2,353	40%
Research and development	28,500	17,424	11,076	64%
Sales and marketing	27,503	25,293	2,210	9%
General and administrative	25,575	20,726	4,849	23%
Amortization of acquired intangible assets	2,460	2,460	—	N/A
Total operating expenses	92,215	71,727	20,488	29%
Loss from operations	(55,276)	(37,290)	(17,986)	48%
Other income (expense)
Interest income and other, net	292	58	234	403%
Interest expense	(5,498)	(7,257)	1,759	24%
Gain (loss) on extinguishment of debt	2,065	(905)	2,970	328%
Other expense, net	(3,141)	(8,104)	4,963	61%
Net loss	$(58,417)	$(45,394)	$(13,023)	(29)%

Product Sales, net

Product sales, net represents the gross sales of YUTIQ and DEXYCU less provisions for product sales allowances. Product sales, net increased by $14.5 million to $35.3 million for 2021 compared to $20.8 million in the prior year. The increase was driven by a return of customer demand for both products as patient procedures at physician offices and ambulatory service centers resumed due to facility closures driven by the Pandemic. Customer demand has a direct impact on product orders from our specialty distributors that we record as net product sales. Net product revenue represents product purchased by our distributors whereas customer demand represents purchases of product by physician practices and ASCs from our distributors. The progression of the Pandemic and its effects on our business and operations remain uncertain at this time. Depending on the future developments that are uncertain and difficult to predict, including new information that may emerge concerning the Pandemic, our customer demand may be adversely affected in the future as well.

License and collaboration agreement

License and collaboration agreement revenues decreased by $11.2 million to $0.8 million in 2021 compared to $11.9 million in 2020. This decrease was attributable primarily to (i) the recognition in the prior year period of $9.5 million under our Ocumension 2020 MOU entered into in August 2020 (see Note 3) and (ii) the recognition of approximately $2.0 million from Ocumension upon signing a license agreement for DEXYCU in China also during the prior year period, partially offset by other collaboration revenue in the current year period.

Royalty Income

Royalty income decreased by $793,000 to $0.9 million for fiscal 2021 from $1.7 million in the prior year. The decrease was attributable to the impact of the royalty monetization agreement with SWK Holdings that grants to SWK all future royalty payments under the Amended Alimera Agreement beginning with Q4 2020 for a one-time payment of $16.5 million. Due to the accounting treatment for this agreement (see Revenue Recognition section), we recognize a non-cash portion of deferred revenue as Alimera pays royalties to SWK beginning in the first quarter of 2021 (see Note 3).

Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Cost of sales, excluding amortization of acquired intangible assets, increased by $2.4 million to $8.2 million for fiscal 2021 from $5.8 million in the prior year. This increase was primarily attributable to costs associated with higher product sales, primarily costs of goods and royalties, and due to higher DEXYCU product mix, as well as a $1.3 million provision for anticipated DEXYCU inventory expiration.

Research and Development

Research and development expenses increased by $11.1 million to $28.5 million for 2021 from $17.4 million in the prior year. This increase was attributable primarily to (i) $5.2 million in personnel expense, including stock based compensation, due to expansion of our clinical and research organizations, (ii) $3.5 million in clinical costs, primarily related to our EYP-1901 Phase 1 clinical trial and YUTIQ 50 Phase 3 clinical trial, (iii) $1.8 million in research in additional formulations and injector technologies, and (iv) $581,000 in medical affairs and pharmacovigilance costs. The first quarter of 2020 also included a one-time $1.0 million payment for the licensing of vorolanib for EYP-1901 and the current year periods include a one-time payment of $0.5 million under the Asset Purchase Agreement with Aerpio (see Note 12).

We anticipate that our research and development expenses will increase for the year ending December 31, 2022 as compared to the year ended December 31, 2021 as a result of the expansion of our research and development organization to support additional clinical and development work, initiation of our EYP-1901 phase 2 clinical trial for wAMD, new formulation and injector development, and studies for additional indications for EYP-1901.

Sales and Marketing

Sales and marketing expenses increased by approximately $2.2 million to $27.5 million for fiscal 2021 from $25.3 million in the prior year.  This increase was primarily attributable to (i) $1.7 million in sales and promotional expense, including commissions due to our commercial partner for DEXYCU, and (ii) $582,000 in other communications and marketing programs.

General and Administrative

General and administrative expenses increased by $4.9 million to $25.6 million for 2021 from $20.7 million in the prior year. This increase was attributable primarily to (i) $2.2 million in personnel expense, including stock based compensation, for executive, Finance, HR, and IT functions, (ii) $2.1 million in consulting, investor relations, and other spending initiatives, and (iii) $414,000 in D&O insurance expense.

We anticipate that our general and administrative expenses will increase for the year ending December 31, 2022 as compared to the year ended December 31, 2021 as a result of additional Human Resources, Information Technology, and Finance personnel to support organizational growth.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets totaled $2.5 million for both 2021 as well as the same period in the prior year. This amount was attributable to the DEXYCU product intangible asset that resulted from the Icon Acquisition (see Note 5).

Interest (Expense) Income

Interest expense totaled $5.5 million for 2021.  We incurred lower interest expense in 2021 due to the $13.7 million partial principal paydown in Q4 2020 on the CRG term loan. Interest expense in 2020 was $7.3 million, which included $745,000 of amortization of debt discount and $977,000 of non-cash payment-in-kind interest expense all related to the CRG Debt.

Interest income from amounts invested in an institutional money market fund increased to $292,000 for fiscal 2021 compared to $58,000, due primarily to increased interest-bearing assets versus 2020 driven by the 2021 equity financings.

Gain on Extinguishment of Debt

Forgiveness by the SBA of our PPP Loan resulted in a gain on extinguishment of debt, which consisted of approximately (i) $2.0 million of principal and (ii) $24,000 of interest in 2021.

Recently Adopted and Recently Issued Accounting Pronouncements

For a full discussion of recently adopted and recently issued accounting pronouncements, see Note 2, "Significant Accounting Policies" to the Consolidated Financial Statements included under Item 15, "Exhibits and Financial Statement Schedules."

Liquidity and Capital Resources

We have had a history of operating losses and an absence of significant recurring cash inflows from revenue, and at December 31, 2021 we had a total accumulated deficit of $569.1 million. Our operations have been financed primarily from sales of our equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from collaboration partners. In the first quarter of 2019, we commenced the U.S. launch of our first two commercial products, YUTIQ and DEXYCU. However, we have not received sufficient revenues from our product sales to fund operations and we do not expect revenues from our product sales to generate sufficient funding to sustain our operations in the near-term.

Financing Activities

Our operations for fiscal 2021 were financed primarily from $44.9 million of cash and cash equivalents at December 31, 2020, approximately $108.2 million of net proceeds from the November 2021 underwritten stock offering and approximately $107.9 million of net proceeds from the February 2021 underwritten stock offering. We also sold shares of our common stock under our at-the-market facility in Q1 2021 and recorded net proceeds of approximately $499,000.

The Credit Facilities are due and payable on January 1, 2027 (the “Maturity Date”). The Term Facility bears interest at a per annum rate (subject to increase during an event of default) equal to the higher of 5.5% and the Prime Rate plus 2.25%. The Revolving Facility bears interest at a per annum rate equal to the Prime Rate. We are required to make interest only payments on a monthly basis until the Maturity Date. In addition, we may make a voluntary prepayment of the SVB Loan, in whole or in part, at any time. All mandatory and voluntary prepayments of the SVB Loan are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs on or prior to March 9, 2023, 3% of the aggregate outstanding principal amount of the SVB Loan being prepaid, (ii) if prepayment occurs after March 9, 2023 but on or prior to March 9, 2024, an amount equal to 2% of the aggregate outstanding principal amount of the SVB Loan being prepaid, (iii) if prepayment occurs after March 9, 2024 but on or prior to March 9, 2025, an amount equal to 1% of the aggregate outstanding principal amount of the SVB Loan being prepaid, and (iv) if prepayment occurs after March 9, 2025 but prior to the Term Loan Maturity Date, an amount equal to 0.5% of the aggregate outstanding principal amount of the SVB Loan being prepaid. No prepayment premium is due on any principal prepaid after December 31, 2021.

Certain of our future subsidiaries will be required to guarantee the obligations of ours under the Loan Agreement. Our obligations under the Loan Agreement and the guarantee of such obligations are secured by a pledge of substantially all of our and such subsidiaries’ assets.

The SVB Loan Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on our and our subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Loan Agreement contains the following quarterly financial covenants requiring the Borrowers to maintain either:

•

minimum product revenue from YUTIQ® and DEXYCU® assessed on a quarterly basis commencing from the three-month period ending on March 31, 2022 through the Maturity Date, with such minimum quarterly product revenue ranging from approximately $7.8 million to approximately $11.5 million in fiscal year 2022. Such minimum quarterly product revenue will be subject to incremental increases in fiscal year 2023 and will thereafter be such amounts as agreed upon between the Company and the Lender based on certain agreed-upon factors commencing for the three-month period ending on March 31, 2024 and for each three-month period thereafter through the Maturity Date; or

•

if the Company is unable to achieve the minimum quarterly product revenue level required as of the end of any three-month period, cash and cash equivalents in an amount equal to the greater of (i) $50,000,000 and (ii) the Company’s six-month Cash Burn (as defined in the SVB Loan Agreement).

Future Funding Requirements

At December 31, 2021, we had cash, cash equivalents, and investments in marketable securities of $211.6 million. We expect that our cash and cash equivalents and anticipated net cash inflows from product sales will fund our operating plan into the second half of 2024, under current expectations regarding the timing and outcomes of our Phase 2 clinical trials for EYP-1901. Due to the difficulty and uncertainty associated with the design and implementation of clinical trials, we will continue to assess our cash and cash equivalents and future funding requirements.  However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations.

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

Our consolidated statements of historical cash flows are summarized as follows (in thousands):

	Year ended December 31,
	2021	2020

Net loss:	$(58,417)	$(45,394)
Changes in operating assets and liabilities	(1,739)	20,136
Other adjustments to reconcile net loss to cash flows from operating activities	10,059	10,823
Cash flows used in operating activities	$(50,097)	$(14,435)
Cash flows (used in) provided by investing activities	$(33,121)	$(362)
Cash flows provided by financing activities	$216,902	$37,492

Operating cash outflows for the year ended December 31, 2021 totaled $50.1 million, primarily due to our net loss of $58.4 million, reduced by $10.1 million of non-cash expenses, which included $7.5 million of stock-based compensation and $2.5 million of amortization of the DEXYCU finite-lived intangible asset, $628,000 of amortization of debt discount and a $2.1 million gain on extinguishment of debt from the forgiveness of our PPP Loan..

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

Net cash used in investing activities for the year ended December 31, 2021 consisted of the purchase of $33.0 million of marketable securities, and purchases of property and equipment of $155,000.  Net cash used in the year ended December 31, 2020 consisted of purchases of property and equipment totaling $362,000.

Net cash provided by financing activities for fiscal 2021 totaled $216.9 million and consisted of the following:

(i)	$108.2 million of net proceeds from the issuance of 5,122,273 shares of our common stock and 3,272,727 pre-funded warrants;
(ii)	$107.9 million of net proceeds from the issuance of 10,465,000 shares of our common stock;
(iii)	$499,000 of net proceeds from the issuance of 48,538 shares of our common stock sold utilizing our ATM; and
(iv)	$273,000 of proceeds from stock issued under our employee stock purchase plan.

Net cash provided by financing activities for fiscal 2020 totaled $37.50 million and consisted of the following:

(i)	$20.0 million of net proceeds from the issuance of 1,500,000 shares of our Common Stock; and
(ii)	$2.0 million of net proceeds from the PPP Loan; and
(iii)	$294,000 of proceeds from stock issued our employee stock purchase plan;
(iv)	$14.2 million of net proceeds from the issuance of 2,590,093 shares of our Common Stock sold utilizing our ATM; and
(v)	$15.7 million of net proceeds from the issuance of 3,010,722 shares of our Common Stock to Ocumension Therapeutics; partially offset by
(vi)	$14.6 million partial repayment of the CRG Term Loan, which included $13.7 million of principal and $828,000 in Exit Fee.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item may be found on pages F-1 through F-33 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, our management concluded that, as of such date, our internal control over financial reporting was effective based on those criteria.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the last quarter of the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Silicon Valley Bank Credit Facilities

On March 9, 2022 (the “Closing Date”), we entered into a Loan and Security Agreement (the “Loan Agreement”), among us and Icon Bioscience, Inc., as borrowers (the “Borrowers”), and Silicon Valley Bank, as lender (the “SVB Lender”), providing for (i) a senior secured term loan facility of $30 million (the “Term Facility”) and (ii) a senior secured revolving credit facility of up to $15.0 million (the “Revolving Facility” and together with the Term Facility, the “Credit Facilities”). The maximum amount available for borrowing at any time under the Revolving Facility is limited to a borrowing base valuation of the Borrowers’ eligible accounts receivable. The proceeds of the Credit Facilities were and will be used to repay certain existing indebtedness and obligations of the Company, to pay fees and expenses related to the Loan Agreement, and for general working capital and corporate purposes.

The loans under the Credit Facilities (i) are due and payable on January 1, 2027 (the “Maturity Date”) and (ii) bear interest that is payable monthly in arrears at a per annum rate (subject to increase during an event of default) equal to (i) with respect to the Term Facility, the greater of (x) the Wall Street Journal prime rate plus 2.25% and (y) 5.50% and (ii) with respect to the Revolving Facility, the Wall Street Journal Prime Rate. An unused commitment fee of 0.25% per annum applies to unutilized borrowing capacity under the Revolving Facility.

Commencing on February 1, 2024, we are required to repay the principal amount of the Term Facility in 36 consecutive equal monthly installments. At maturity or if earlier prepaid, we will also be required to pay an exit fee equal to 2.00% of the aggregate principal amount of the Term Facility.

We may make a voluntary prepayment of the Term Facility, in whole but not in part, at any time. All voluntary and mandatory prepayments of the Term Facility are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs on or prior to the 1st anniversary of the Closing Date, an amount equal to 3.0% of the aggregate outstanding principal amount of the Term Facility being prepaid, (ii) if prepayment occurs after the 1st anniversary of the Closing Date and on or prior to the 2nd anniversary of the Closing Date, 2.0% of the aggregate outstanding principal amount of the Term Facility being prepaid, (iii) if prepayment occurs after the 2nd anniversary of the Closing Date and on or prior to the 3rd anniversary of the Closing Date, 1.0% of the aggregate outstanding principal amount of the Term Facility being prepaid and (iii) if prepayment occurs after the 3rd anniversary of the Closing Date but prior to the Maturity Date, an amount equal to 0.50% of the aggregate outstanding principal amount of the Term Facility being prepaid.

Subject to certain exceptions, we are required to make mandatory prepayments of outstanding loans under the Revolving Facility with the proceeds of assets sales, which amounts, subject to the conditions set forth in the Loan Agreement, may re-borrowed. We may voluntarily terminate the Revolving Facility at any time. A termination of the Revolving Facility is subject to the payment of a termination fee as follows: (i) if such termination occurs on or prior to the 1st anniversary of the Closing Date, an amount equal to 3.0% of the Revolving Facility and (ii) if such termination occurs after the 1st anniversary of the Closing Date, 1.0% of the Revolving Facility.

The obligations of the Borrowers under the Loan Agreement are secured by a pledge of substantially all of the Borrowers’ assets, excluding intellectual property. Certain of our future subsidiaries will be required to become co-borrowers under the Loan Agreement or guarantee the obligations of the Borrowers under the Loan Agreement. In addition, such subsidiaries will be required to pledge substantially all of their assets, excluding intellectual property, to secure the obligations of the Borrowers under the Loan Agreement.

The Loan Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on our and our subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, enter into affiliate transactions and change our line of business, in each case, subject to certain exceptions. In addition, the Loan Agreement contains the following quarterly financial covenants requiring the Borrowers to maintain either:

•

minimum product revenue from YUTIQ® and DEXYCU® assessed on a quarterly basis commencing from the three-month period ending on March 31, 2022 through the Maturity Date, with such minimum quarterly product revenue ranging from approximately $7.8 million to approximately $11.5 million in fiscal year 2022. Such minimum quarterly product revenue will be subject to incremental increases in fiscal year 2023 and will thereafter be such amounts as agreed upon between the Company and the Lender based on certain agreed-upon factors commencing for the three-month period ending on March 31, 2024 and for each three-month period thereafter through the Maturity Date; or

•

if the Company is unable to achieve the minimum quarterly product revenue level required as of the end of any three-month period, cash and cash equivalents in an amount equal to the greater of (i) $50,000,000 and (ii) the Company’s six-month Cash Burn (as defined in the SVB Loan Agreement).

The Loan Agreement also contains representations and warranties of the Borrowers customary for financings of this type. In addition, such representations and warranties (i) are intended not as statements of fact, but rather as a way of allocating the risk between the parties to the Loan Agreement, (ii) have been qualified by reference to confidential disclosures made by the parties in connection with the Loan Agreement and (iii) may apply standards of materiality in a way that is different from what may be viewed as material by our stockholders or other investors. Accordingly, the Loan Agreement is included with this filing only to provide investors with information regarding the terms of the transaction, and not to provide stockholders or other investors with any other factual information. Stockholders should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations our or any of our subsidiaries or affiliates actual state of facts or condition. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Loan Agreement, which subsequent information may or may not be fully reflected in public disclosures.

The Loan Agreement also includes events of default customary for financings of this type, in certain cases subject to customary periods to cure, following which the Lender may accelerate all amounts outstanding under the Credit Facilities.

The foregoing description of the Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Loan Agreement, a copy of which is filed as an exhibit to this Annual Report and is incorporated herein by reference.

Termination of CRG Credit Agreement

On the Closing Date, our existing Term Loan Agreement (as amended, the “CRG Credit Agreement”), dated as of February 13, 2019, by and among us, as borrower, CRG Servicing LLC, as administrative agent and collateral agent (“CRG”) and the lenders party thereto, which provided for a senior secured term loan of up to $60 million, terminated and all outstanding amounts under such loan were repaid in full, and all security interests and other liens granted to or held by CRG were terminated and released. The aggregate principal amount of the loan outstanding under the CRG Credit Agreement was approximately $38.2 million at the time of termination and the loan bore interest at a per annum rate of 12.50%. At the time of termination, we also paid CRG approximately $903,000, which consisted of interest accrued or deemed payable under the CRG Credit Agreement. Absent termination, the loan made pursuant to the CRG Credit Agreement would have matured on December 31, 2023. We also paid a 6% exit fee of the aggregate principal amount advanced under the CRG Credit Agreement.

The foregoing description of the CRG Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the CRG Credit Agreement, a copy of which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 19, 2019, and incorporated herein by reference, the Fee Letter, a copy of which is filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 19, 2019, and incorporated herein by reference, the Waiver to the CRG Credit Agreement, a copy of which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 22, 2019, and incorporated herein by reference and Amendment No. 2 to the Waiver to the CRG Credit Agreement, a copy of which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 8, 2020, and incorporated herein by reference.

Amendment to Watertown Lease

On March 8, 2022, we amended our Watertown, Massachusetts lease (i) to extend the term to May 31, 2028 for 13,650 square feet of laboratory and manufacturing operations space, with the landlord agreeing to provide the Company a construction allowance of up to $555,960 to be applied toward upgrades and improvements within the space; (ii) to rent an additional 11,999 square feet of office space within the building through May 31, 2028, with an anticipated commencement date in the third quarter of 2022; and (iii) to terminate a portion of the lease comprising 7,999 square feet of office space in the building on May 31, 2025 (the “Lease Amendment”). We have an option to extend the term of the lease for one additional five-year period at market rates.

The foregoing description of the Lease Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Lease Amendment, a copy of which is filed as an exhibit to this Annual Report and is incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2022 annual meeting of stockholders, pursuant to Regulation 14A of the Exchange Act of 1934, also referred to in this Annual Report on Form 10-K as our 2022 Proxy Statement, which we expect to file with the SEC no later than May 2, 2022.

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

Other Information

The other information required to be disclosed in Item 10 is hereby incorporated by reference to our 2022 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be disclosed in Item 11 is hereby incorporated by reference to our 2022 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed in Item 12 is hereby incorporated by reference to our 2022 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed in Item 13 is hereby incorporated by reference to our 2022 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be disclosed in Item 14 is hereby incorporated by reference to our 2022 Proxy Statement.

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

(a)(3) Exhibits.

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

	Articles of Incorporation and By-Laws

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1

3.2	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	10-K	09/13/17	3.2

3.3	Certificate of Correction to Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	8-K	04/02/18	3.1

3.4	Certificate of Amendment of Certificate of Incorporation, as amended of EyePoint Pharmaceuticals, Inc.	8-K	06/27/18	3.1

3.5	By-Laws of EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	3.5

3.6	Amendment No. 1 to the By-Laws of EyePoint Pharmaceuticals, Inc.	8-K	11/06/18	3.1

3.7	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/23/20	3.1

3.8	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	12/08/20	3.1

	Instruments Defining the Rights of Security Holders

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1

4.2	Warrant to Purchase Common Stock of pSivida Corp., issued March 28, 2018, to SWK Funding, LLC	8-K	03/29/18	4.1

4.3	Registration Rights Agreement, dated as of March 28, 2018, by and among pSivida Corp. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P.	8-K	03/29/18	10.3

4.4	Second Registration Rights Agreement, dated as of June 25, 2018, by and among EyePoint Pharmaceuticals, Inc. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P. and each other person identified on the signature pages thereto	8-K	06/27/18	10.1

4.5	Description of Securities of EyePoint Pharmaceuticals, Inc.	10-K	03/12/21	4.5

4.6	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	11/19/21	4.1

	Material Contracts - Management Contracts and Compensatory Plans
10.1	Employment Agreement between pSivida Corp. and Nancy Lurker, dated September 15, 2016	10-Q	11/08/16	10.1

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

10.2	Nonstatutory Stock Option Inducement Award granted to Nancy Lurker, subject to shareholder approval, with effect from September 15, 2016	10-Q	11/08/16	10.3

10.3	Employment Agreement, between EyePoint Pharmaceuticals, Inc. and Dario Paggiarino, dated March 27, 2018	10-Q	05/10/18	10.7

10.4	Employment Agreement between EyePoint Pharmaceuticals, Inc. Scott Jones, dated May 30, 2019	10-Q	08/07/19	10.4

10.5	Employment Agreement, dated November 14, 2019, by and between EyePoint Pharmaceuticals, Inc. and George Elston	8-K	11/19/19	10.1

10.6+	Form of Stock Option Certificate for grants to executive officers under the pSivida Corp. 2008 Incentive Plan	8-K	09/10/08	10.1

10.7+	Form of Stock Option Certificate for grants to executive officers under the EyePoint Pharmaceuticals, Inc. 2016 Long Term Incentive Plan, as amended	10-Q	02/08/18	10.1

10.8+	Form of Deferred Stock Unit Award for grants to non-executive directors under the EyePoint Pharmaceuticals, Inc. 2016 Long Term Incentive Plan, as amended	10-Q	02/08/18	10.2

10.9+	Form of Stock Option Award Agreement for Inducement grants to executive officers	10-K	09/18/18	10.15

10.10	2008 Equity Incentive Plan, as amended on November 19, 2009	10-K	09/10/15	10.6

10.11	pSivida Corp. 2016 Long Term Incentive Plan, as amended	10-Q	02/09/17	4.1

10.12+	Form of Restricted Stock Unit Award for grants to executive officers under the pSivida Corp. 2016 Long Term Incentive Plan, as amended	10-K	09/13/17	10.18

10.13+	Form of Performance-Based Stock Unit Award for grants under the pSivida Corp. 2016 Long Term Incentive Plan, as amended	10-K	09/13/17	10.19

10.14	Stock Option Award Agreement, dated August 14, 2018, by and between EyePoint Pharmaceuticals, Inc. and John Weet	10-Q	11/09/18	10.5

10.15	Stock Option Award Agreement, dated November 26, 2018, by and between EyePoint Pharmaceuticals, Inc. and Ron Honig	10-K	03/18/19	10.25

10.16	EyePoint Pharmaceuticals, Inc. 2016 Long Term Incentive Plan	8-K	06/28/19	10.1

10.17	Amendment No. 1 to EyePoint Pharmaceuticals, Inc. 2016 Long Term Incentive Plan	8-K	06/28/19	10.2

10.18	EyePoint Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan	8-K	06/28/19	10.3

10.19(a)+	Form of Indemnification Agreement between EyePoint Pharmaceuticals, Inc. and its officers and directors

10.20	EyePoint Pharmaceuticals, Inc. 2016 Long-Term Incentive Plan, as amended	8-K	06/24/21	10.1

10.21	EyePoint Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan, as amended	8-K	06/24/21	10.2

10.22	Employment Agreement, effective November 1, 2021, between EyePoint Pharmaceuticals, Inc. and Jay Duker, M.D.	8-K	11/01/21	10.1

10.23	Employment Agreement, dated January 10, 2022, by and between EyePoint Pharmaceuticals, Inc. and Michael C. Pine	8-K	01/10/22	10.1

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.
	Material Contracts – Leases

10.24	Lease Agreement between pSivida Corp. and Farley White Aetna Mills, LLC dated November 1, 2013	10-Q	11/13/13	10.1

10.25	First Amendment of Lease, dated February 6, 2014, between Farley White Aetna Mills and pSivida Corp.	10-K	09/18/18	10.24

10.26	Second Amendment of Lease, dated May 14, 2018, between Whetstone Riverworks Holdings, LLC and EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	10.25

10.27	Third Amendment to Lease, dated April 5, 2021, between GRE Riverworks, LLC and EyePoint Pharmaceuticals, Inc.	10-Q	5/5/2021	10.1

10.28(a)	Fourth Amendment to Lease, dated March 8, 2022, between GRE Riverworks, LLC and EyePoint Pharmaceuticals, Inc.

	Material Contracts - License and Collaboration Agreements

10.29#	Exclusive License Agreement between EyePoint Pharmaceuticals, Inc. and Equinox Science, LLC.	10-K	03/16/20	10.32

	Material Contracts - Other Agreements

10.30	Securities Purchase Agreement, dated as of March 28, 2018, by and among pSivida Corp. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P.	8-K	03/29/18	10.1

10.31	Second Securities Purchase Agreement, dated as of March 28, 2018, by and among pSivida Corp. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P. and each other person identified on the signature pages thereto	8-K	03/29/18	10.2

10.32	Agreement and Plan of Merger, dated March 28, 2018, by and among pSivida Corp., Oculus Merger Sub, Inc., Icon Bioscience, Inc. and Shareholder Representative Services LLC	8-K	03/29/18	10.5

10.33	Term Loan Agreement, dated February 13, 2019, among EyePoint Pharmaceuticals, Inc., as Borrower, EyePoint Pharmaceuticals US, Inc. and Icon Bioscience, Inc., as Subsidiary Guarantors, and CRG Servicing LLC, as Administrative Agent and Collateral Agent	8-K	02/19/19	10.1

10.34	Fee Letter, dated February 13, 2019, by and between EyePoint Pharmaceuticals, Inc. and CRG Servicing LLC	8-K	02/19/19	10.2

10.35	Waiver To Term Loan Agreement, dated November 19, 2019, among EyePoint Pharmaceuticals, as Borrower, EyePoint Pharmaceuticals US, Inc. and Icon Bioscience, Inc., as subsidiary guarantors and CRG Servicing LLC, as Administrative Agent and Collateral Agent	8-K	11/22/19	10.1

10.36	Note dated April 21, 2020 between EyePoint Pharmaceuticals, Inc. and Silicon Valley Bank	8-K	04/28/20	99.1

10.37	Controlled Equity OfferingSM Sales Agreement, dated August 5, 2020, by and between EyePoint Pharmaceuticals, Inc. and Cantor Fitzgerald & Co.	8-K	08/05/20	1.1

10.38	Amendment No. 2 and Waiver To Term Loan Agreement, dated October 8, 2020, among EyePoint Pharmaceuticals, Inc. as Borrower, EyePoint Pharmaceuticals US, Inc. and Icon Bioscience, Inc., as subsidiary guarantors and CRG Servicing LLC, as Administrative Agent and Collateral Agent.	8-K	10/08/20	10.1

10.39#	Commercial Alliance agreement, dated as of August 1, 2020 between EyePoint Pharmaceuticals, Inc. and ImprimisRx, LLC.	10-Q	11/06/20	10.1

10.40	Share Purchase Agreement, dated December 31, 2020, by and between EyePoint Pharmaceuticals, Inc. and Ocumension Therapeutics.	8-K	01/04/21	10.1

Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

10.41	Voting and Investor Rights Agreement, dated December 31, 2020, by and among EyePoint Pharmaceuticals, Inc., Ocumension Therapeutics, and EW Healthcare Partners, L.P. and EW Healthcare Partners-A,L.P.	8-K	01/04/21	10.2

10.42	First Amendment to Share Purchase Agreement, dated February 1, 2021, by and between EyePoint Pharmaceuticals, Inc. and Ocumension Therapeutics	8-K	02/03/21	10.1

10.43	Amendment One to the Commercial Alliance Agreement dated November 12, 2020 between EyePoint Pharmaceuticals, Inc. and ImprimisRx, LLC	10-K	03/12/21	10.35

10.44	Royalty Purchase Agreement, dated December 17, 2020, by and between EyePoint Pharmaceuticals, Inc. and SWK Funding, LLC	10-K	03/12/21	10.36

10.45#(a)	Commercial Alliance Expansion Term Letter Agreement dated December 6, 2021 between EyePoint Pharmaceuticals, Inc. and ImprimisRx, LLC

10.46#(a)	Loan and Security Agreement, dated March 9, 2022, among EyePoint Pharmaceuticals, Inc., EyePoint Pharmaceuticals US, Inc., Icon Bioscience, Inc. and Silicon Valley Bank

21.1(a)	Subsidiaries of EyePoint Pharmaceuticals, Inc.

23.1(a)	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP

31.1(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2(a)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1(b)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(b)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

#	Portions of this exhibit have been omitted in compliance with Item 601 of Regulation S-K.
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

Date: March 11, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/S/ GÖRAN ANDO	Chairman of the Board of Directors	March 11, 2022
Göran Ando

/S/ NANCY LURKER	President, Chief Executive Officer and Director	March 11, 2022
Nancy Lurker	(Principal Executive Officer)

/S/ GEORGE O. ELSTON	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2022
George O. Elston

/S/ WENDY DICICCO	Director	March 11, 2022
Wendy DiCicco

/S/ YE LIU	Director	March 11, 2022
Ye Liu

/S/ RONALD W. EASTMAN	Director	March 11, 2022
Ronald W. Eastman

/S/ JOHN LANDIS	Director	March 11, 2022
John Landis

/S/ DAVID R. GUYER	Director	March 11, 2022
David R. Guyer

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of EyePoint Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EyePoint Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Prepaid and Accrued Clinical Trial Expenses— Refer to Note 2 and 7 to the financial statements.

Critical Audit Matter Description

As disclosed in Note 2 to the financial statements, the Company expenses research and development costs as incurred, which include costs relating to clinical trial activities. Expenses related to clinical trial studies are based on estimates of the services received and efforts expended pursuant to contracts with each of the Contract Research Organizations (“CROs”) and investigative sites. Tracking the progress of the clinical trials, including payments made by the Company and by the CROs, allows the Company to record the appropriate expense, prepayments, and accruals under the terms of the agreements.

We identified the accruals for research and development expenses and clinical trials as a critical audit matter due to the (i) the significant judgment by management in determining the prepaid or accrued costs and (ii) high degree of auditor judgment and subjectivity and effort in performing procedures and evaluating audit evidence for these accrued or prepaid costs and the factors related to progress towards or the estimated current stage of completion of the research and development activities or studies, invoicing to date under the contracts, and communications from the research institution, or other companies, of any actual costs incurred during the period that have not yet been invoiced.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to prepaid and accrued clinical trials included the following, among others:

•	We evaluated the appropriateness of the method used by management to develop the estimates

•

Tested the completeness and accuracy of inputs through inspection of the terms of contracts and statements of work between the Company and third-party vendors and testing of actual billed expenses under the contracts

•

Evaluated the reasonableness of the assumptions used in developing the estimates (including the progress towards completion of specific tasks and the associated cost incurred for services the Company has not yet been invoiced or otherwise notified of the actual cost at period end) through inquiries of Company personnel responsible for overseeing the research and development activities to understand progress of the activities, and inspection of correspondence between the Company and these organizations

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 11, 2022

We have served as the Company's auditor since 2008.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$178,593	$44,909
Marketable securities	32,965	—
Accounts and other receivables, net (including due from a related party of $414 and $104 at December 31, 2021 and 2020, respectively)	18,354	9,453
Prepaid expenses and other current assets	4,217	3,419
Inventory	3,616	5,337
Total current assets	237,745	63,118
Property and equipment, net	476	630
Operating lease right-of-use assets	2,252	2,610
Intangible assets, net	22,749	25,209
Restricted cash	150	150
Total assets	$263,372	$91,717
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,385	$4,811
Accrued expenses	14,422	8,445
Deferred revenue	1,069	945
Other current liabilities	782	687
Total current liabilities	23,658	14,888
Long-term debt	36,562	37,977
Deferred revenue - noncurrent	14,560	15,616
Operating lease liabilities - noncurrent	1,860	2,330
Other long-term liabilities	2,352	2,365
Total liabilities	78,992	73,176
Contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at December 31, 2021 and 2020, respectively; 33,905,826 and 18,139,981 shares issued and outstanding at December 31, 2021 and 2020, respectively	34	18
Additional paid-in capital	752,602	528,362
Accumulated deficit	(569,097)	(510,680)
Accumulated other comprehensive income	841	841
Total stockholders’ equity	184,380	18,541
Total liabilities and stockholders’ equity	$263,372	$91,717

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands except per share data)

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Revenues:
Product sales, net	$35,312	$20,831
License and collaboration agreements (including licensing fees from a related party of $543 and $11,500 for the years ended December 31, 2021 and 2020, respectively)	756	11,942
Royalty income	871	1,664
Total revenues	36,939	34,437
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	8,177	5,824
Research and development	28,500	17,424
Sales and marketing	27,503	25,293
General and administrative	25,575	20,726
Amortization of acquired intangible assets	2,460	2,460
Total operating expenses	92,215	71,727
Loss from operations	(55,276)	(37,290)

Other income (expense):
Interest and other income, net	292	58
Interest expense	(5,498)	(7,257)
Gain (loss) on extinguishment of debt	2,065	(905)
Total other expense, net	(3,141)	(8,104)
Net loss	$(58,417)	$(45,394)
Net loss per share:
Basic and diluted	$(2.03)	$(3.54)
Weighted average common shares outstanding:
Basic and diluted	28,758	12,836
Net loss	$(58,417)	$(45,394)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	1
Other comprehensive income (loss)	—	1
Comprehensive loss	$(58,417)	$(45,393)

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance at December 31, 2019	10,941,659	$11	$472,765	$(465,286)	$840	$8,330
Net loss	—	—	—	(45,394)	—	(45,394)
Other comprehensive income	—	—	—	—	1	1
Issuance of stock, net of issue costs	7,100,815	7	49,846	—	—	49,853
Employee stock purchase plan	33,697	—	294	—	—	294
Vesting of stock units	63,810	—	(90)	—	—	(90)
Stock-based compensation	—	—	5,547	—	—	5,547
Balance at December 31, 2020	18,139,981	$18	$528,362	$(510,680)	$841	$18,541
Net loss	—	—	—	(58,417)	—	(58,417)
Issuance of stock and pre-funded warrants, net of issue costs	15,635,811	16	216,570	—	—	216,586
Employee stock purchase plan	43,365	—	273	—	—	273
Exercise of stock options	8,112	—	100	—	—	100
Vesting of stock units	78,557	—	(150)	—	—	(150)
Stock-based compensation	—	—	7,447	—	—	7,447
Balance at December 31, 2021	33,905,826	$34	$752,602	$(569,097)	$841	$184,380

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(58,417)	$(45,394)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization of intangible assets	2,460	2,460
Depreciation of property and equipment	311	189
Amortization of debt discount	628	745
Non-cash interest expense	—	977
(Gain) loss on extinguishment of debt	(2,065)	905
Provision for excess and obsolescence inventory	1,278	—
Stock-based compensation	7,447	5,547
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(10,603)	4,846
Inventory	1,347	(3,200)
Accounts payable and accrued expenses	8,476	1,872
Right-of-use assets and operating lease liabilities	(28)	72
Deferred revenue	(931)	16,546
Net cash used in operating activities	(50,097)	(14,435)
Cash flows from investing activities:
Purchases of marketable securities	(32,965)	—
Purchases of property and equipment	(156)	(362)
Net cash used in investing activities	(33,121)	(362)
Cash flows from financing activities:
Proceeds from issuance of stock and pre-funded warrants, net of issuance costs	216,825	49,918
Proceeds under paycheck protection program loan	—	2,041
Payment of long-term debt principal	—	(13,794)
Payment of extinguishment of debt costs	—	(828)
Net settlement of stock units to satisfy statutory tax withholding	(150)	(90)
Proceeds from exercise of stock options	373	294
Principal payments on finance lease obligations	(146)	(49)
Net cash provided by financing activities	216,902	37,492
Effect of foreign exchange rate changes on cash and cash equivalents	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	133,684	22,695
Cash, cash equivalents and restricted cash at beginning of year	45,059	22,364
Cash, cash equivalents and restricted cash at end of year	$178,743	$45,059
Supplemental cash flow information:
Cash interest paid	$4,846	$5,510
Supplemental disclosure of non-cash investing and financing activities:
Stock issuance costs	$294	$—
Accrued term loan exit fee	—	122
Payments forgiven under paycheck protection program loan	$2,041	$—

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Operations

EyePoint Pharmaceuticals, Inc. (together with its subsidiaries, the “Company”), incorporated in Delaware, is a pharmaceutical company committed to developing and commercializing innovative therapeutics to help improve the lives of patients with serious eye disorders. The Company’s pipeline leverages its proprietary Durasert® technology for sustained intraocular drug delivery including EYP-1901, a potential six-month anti-VEGF treatment initially targeting wet age-related macular degeneration (“wet AMD”), the leading cause of vision loss among people 50 years of age and older in the United States. The Company’s product candidate pipeline also includes YUTIQ 50, a potential six-month treatment for non-infectious uveitis affecting the posterior segment of the eye, one of the leading causes of blindness under a supplemental New Drug Application (“sNDA”) strategy. The Company also has two commercial products: YUTIQ®, a once every three-year treatment for chronic non-infectious uveitis affecting the posterior segment of the eye, and DEXYCU®, a single dose treatment for postoperative inflammation following ocular surgery.

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

The Company’s lead product candidate, EYP-1901, combines a bioerodible formulation of its proprietary Durasert sustained-release technology with vorolanib, a tyrosine kinase inhibitor (“TKI”) that has demonstrated anti-VEGF activity. Current FDA approved anti-VEGF treatments for wet AMD require monthly or bi-monthly intravitreal injections in a physician’s office. The Company is currently evaluating EYP-1901 in a Phase 1 clinical trial as a potential six-month sustained delivery treatment for wet AMD and reported positive six-month interim safety and efficacy data in November 2021. In February 2022, the Company updated the results of the DAVIO clinical trial through 8-months reporting continued positive safety and efficacy results. The Company expects to initiate a Phase 2 clinical trial in wet AMD in the third quarter of 2022 and a Phase 2 clinical trial in diabetic retinopathy later in the second half of 2022.

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

DEXYCU® (dexamethasone intraocular suspension) 9%, for intraocular administration, is indicated for the treatment of post-operative ocular inflammation, with the Company’s primary focus on its use immediately following cataract surgery as a single dose treatment. DEXYCU utilizes the Company’s proprietary Verisome® drug-delivery technology. In December 2021, the Company announced that its commercial alliance partner, ImprimisRx, assumed responsibility for all sales and marketing activity for DEXYCU effective January 1, 2022.

The Company is also developing YUTIQ 50 as a potential six-month intravitreal treatment for chronic non-infectious uveitis affecting the posterior segment of the eye. The Company dosed the first patient in a Phase 3 clinical trial in November 2021.

The Company is also seeking to potentially identify and advance additional product candidates through clinical and regulatory development. This may be accomplished through internal discovery efforts, potential research collaborations and/or in-licensing arrangements with partner molecules and potential acquisition of additional ophthalmic products, product candidates or technologies that complement the Company’s current product portfolio.

Effects of the COVID-19 Coronavirus Pandemic

The ongoing COVID-19 coronavirus pandemic (the “Pandemic”) has had a material and adverse impact on the Company’s business, including as a result of measures that the Company, other businesses, and government have taken and will likely continue to take. This includes a significant impact on cash flows from expected revenues due to the closure of ambulatory surgery centers for DEXYCU and a significant reduction in physician office visits impacting YUTIQ in 2020. The ongoing Pandemic continued to have an adverse impact on the Company’s revenues, financial condition and cash flows through 2021. For the year ended December 31, 2021, the Company recorded impairment charges of $1.2 million to cost of sales, excluding amortization of acquired intangible assets and $0.1 million to sales and marketing expense, respectively, associated with the write-off of obsolete inventory of DEXYCU units and DEXYCU sample units, respectively, whose inventory levels were higher than the Company’s updated forecasts of future demand for those units. Additionally, the emergence of the Omicron variant has continued to have an adverse impact on the Company’s revenues, financial condition and cash flows into the first quarter of 2022 and may continue to cause intermittent or prolonged periods of reduced patient services at the Company’s customers’ facilities, which may negatively affect customer demand. The progression of the Pandemic and its effects on the Company’s business and operations are uncertain at this time. Depending on the future developments that are uncertain and difficult to predict, including new information that may emerge concerning the Pandemic, the Company’s revenues, financial condition and cash flows may be adversely affected in the future as well. The Company is continuously monitoring the Pandemic and its potential effect on the Company’s financial position, results of operations and cash flows. This uncertainty could have an impact in future periods on certain estimates used in the preparation of the Company’s periodic financial results, including reserves for variable consideration related to product sales, realizability of certain receivables, assessment for excess or obsolete inventory, and impairment of long-lived assets. Uncertainty around the extent and duration of the Pandemic, and any future related financial impact cannot be reasonably estimated at this time.

Liquidity

The Company had cash, cash equivalents, and investments in marketable securities of $211.6 million at December 31, 2021. The Company has a history of operating losses and has not had significant recurring cash inflows from revenue. The Company’s operations have been financed primarily from sales of its equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from its collaboration partners. The Company anticipates that it will continue to incur losses as it continues the research and development of its product candidates and the Company does not expect revenues from its product sales to generate sufficient funding to sustain its operations in the near-term. The Company expects to continue fulfilling its funding needs through cash inflows from revenues of its product sales, licensing and research collaboration transactions, additional equity capital raises and other arrangements. The Company believes that its cash, cash equivalents, and investments in marketable securities of $211.6 million at December 31, 2021, coupled with expected cash inflows from its product sales will enable the Company to fund its current and planned operations for at least the next twelve months from the date these consolidated financial statements were issued. Actual cash requirements could differ from management’s projections due to many factors, including the continued effect of the Pandemic on the Company’s business and the medical community, the timing and results of the Company’s clinical trials for EYP-1901, additional investments in research and development programs, the success of ongoing commercialization efforts for YUTIQ and DEXYCU, the actual costs of these ongoing commercialization efforts, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.
2.	Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are presented in U.S. dollars in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and include the accounts of EyePoint Pharmaceuticals, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the consolidated financial statements and the reported amounts and disclosure of revenues and expenses during the reporting periods. Significant management estimates and assumptions include, among others, those related to reserves for variable consideration related to product sales, revenue recognition for multiple-deliverable arrangements, recognition of expense in outsourced clinical trial agreements, recording of excess or obsolete inventory write-offs and reserves, and realization of deferred tax assets. Actual results could differ from these and other estimates and there may be changes to the Company’s estimates in future periods.

Foreign Currency

The functional currency of the Company and each of its subsidiaries is the currency of the primary economic environment in which each such entity operates—the U.S. dollar or the Pound Sterling.

Assets and liabilities of the Company’s foreign subsidiary are translated at period-end exchange rates. Amounts included in the consolidated statements of comprehensive loss and cash flows are translated at the weighted average exchange rates for the period. Gains and losses from currency translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity in the consolidated balance sheets. The balance of accumulated other comprehensive income attributable to foreign currency translation was $841,000 and $841,000 at December 31, 2021 and 2020, respectively. Foreign currency gains or losses arising from transactions denominated in foreign currencies, whether realized or unrealized, are recorded in interest and other income, net in the consolidated statements of comprehensive loss and were not material for all periods presented.

Cash Equivalents

Cash equivalents represent highly liquid investments with maturities of three months or less at the date of purchase, principally consisting of institutional money market funds and investment-grade commercial paper.

Marketable Securities

Marketable securities consist of investments with an original or remaining maturity of greater than three months but less than six months at the date of purchase. The Company has historically classified its marketable securities as available-for-sale. Accordingly, the Company records these investments at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, in accumulated other comprehensive income, which is a component of stockholders’ equity. If the Company determines that a decline of any investment is other-than-temporary, the investment is written down to fair value. Marketable securities at December 31, 2021 consisted of investment-grade commercial paper. The Company had no marketable security investments at December 31, 2020. The Company’s investment policy, approved by the Board of Directors, includes guidelines relative to diversification and maturities designed to preserve principal and liquidity. During fiscal 2021, $33.0 million of marketable securities were purchased and $0 matured.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and investments in marketable securities. At December 31, 2021, a total of $155.6 million, or 90.4% of the Company’s interest-bearing cash equivalent balances, were concentrated in one U.S. Government institutional money market fund that had investments consisting primarily of U.S. Government Agency debt, U.S. Treasury debt, U.S. Treasury Repurchase Agreements and U.S. Government Agency Repurchase Agreements. $16.5 million, or 9.6% of the Company’s interest-bearing cash equivalent balances consisted of investment-grade commercial paper. Generally, these investments may be sold upon demand and, therefore, the Company believes they have minimal risk. The Company had investments of $33.0 million and $0 in marketable securities at December 31, 2021 and 2020, respectively. The Company’s investment policy, approved by the Company’s Board of Directors, includes guidelines relative to diversification and maturities designed to preserve principal and liquidity.

As of December 31, 2021, accounts receivable from McKesson Specialty Care Distribution LLC and ASD Specialty Healthcare LLC accounted for 54.7% and 38.3% of total accounts receivable, respectively. For the year ended December 31, 2021, revenues from McKesson Specialty Care Distribution LLC and ASD Specialty Healthcare LLC accounted for 46.6% and 43.1% of total revenues, respectively.

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

The Company’s cash equivalents and marketable securities are classified within Level 1 or Level 2 on the basis of valuations using quoted market prices or alternative pricing sources and models utilizing market observable inputs, respectively. The marketable securities have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and ask prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security, and have been classified as Level 2.

The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term maturity.

Accounts and Other Receivables, Net

Receivables arise primarily from the Company’s products sold in the U.S. The balance in accounts and other receivables, net consists primarily of amounts due from customers, net of applicable revenue reserves. The majority of the Company’s accounts receivable have standard payment terms that require payment within 120-127 days. The Company performs ongoing credit evaluations of its customers’ financial condition and continuously monitor collections and payments from its customers and analyzes accounts that are past due for collectability. The allowance for credit losses is estimated based on the Company’s analysis of trends in overall receivables aging, specific identification of certain receivables that are at risk of not being paid, past collection experience and current economic trends. Given the nature and limited history of collectability of the Company’s accounts receivable, the Company recorded no allowance for credit losses as of December 31, 2021 and 2020.

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

The Company assesses the recoverability of inventory and writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Write-downs are based on the age of the inventory, lower of cost or market, along with significant management judgments concerning future demands for the inventory. Such impairment charges, should they occur, are recorded within cost of sales, excluding amortization of acquired intangible assets. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory might be recorded in future periods.

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

The Company accrued DEXYCU product revenue-based royalty expense of $2.5 million and $2.3 million for the years ended December 31, 2021 and 2020, respectively, as a component of cost of sales, of which $0 and $1.3 million of accrued revenue-based royalty expense were related to the partnering income equal to 20% of DEXYCU share of the Accelerated Milestone Payment received in August 2020 and upfront payment received in February 2020 from Ocumension, in connection with the acquisition of Icon Bioscience, Inc. in March 2018 for the years ended December 31, 2021 and 2020, respectively.

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

Capitalized Software Development Cost

The Company capitalizes certain implementation costs for internal-use software incurred in a cloud computing agreement that is a service contract. Eligible costs associated with cloud computing arrangements, such as software business applications used in the normal course of business, are capitalized in accordance with ASC 350 Intangibles – Goodwill and Other, and classified as a prepaid asset in the balance sheets. These costs are recognized on a straight-line basis in the same line item in the statement of operations and comprehensive loss as the expense for fees for the associated cloud completing arrangement, over the term of the arrangement, plus reasonably certain renewals.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2021.

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

Stock-Based Compensation

Compensation cost related to share-based payment awards is based on the fair value of the instrument on the grant date and is recognized on a graded vesting basis over the requisite service period for each separately vesting tranche of the awards.

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

As of December 31, 2021, 3,272,727 shares of Pre-Funded Warrants to purchase common stock, issued in connection with the November 2021 underwritten public offering (see Note 10), were included in the basic and diluted net loss per share calculation.

Outstanding potential Common Stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Stock options	2,517,680	1,338,880
ESPP	23,965	27,713
Warrants	48,683	48,683
Restricted stock units	291,575	149,004
	2,881,903	1,564,280

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”): Simplifying the Accounting for Income Taxes. The amendments simplify the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of this standard did not have a material impact on its consolidated financial statements.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2021-04”): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments are designed to clarify an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options that remain equity-classified after modification or exchange. The ASU provides guidance on how an issuer would measure and recognize the effects of these transactions. The standard provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. ASU 2021-04 will be effective for the Company in the first quarter of its fiscal year ending December 31, 2022. The Company is currently evaluating the impact the adoption of this update will have on its consolidated financial statements.
3.	Product Revenue Reserves and Allowances

The Company’s product revenues have been primarily from sales of YUTIQ and DEXYCU in the U.S.

Net product revenues by product for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2021	2020
YUTIQ (A)	$16,959	$13,878
DEXYCU (B)	18,353	6,953
Total product sales, net	$35,312	$20,831

(A)	Included approximately $25 and $205 of revenue recognized from YUTIQ product sales to Ocumension under a supply agreement for the years ended December 31, 2021 and 2020, respectively.
(B)	Included approximately $283 and $8 of revenue recognized from DEXYCU product sales to Ocumension under a supply agreement for the years ended December 31, 2021 and 2020, respectively.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the years ended December 31, 2021 and 2020 (in thousands):

	Chargebacks, Discounts and Fees	Government and Other Rebates	Returns	Total
Beginning balance at January 1, 2021	$574	$535	$603	$1,712
Provision related to sales in the current year	7,274	5,337	785	13,396
Adjustments related to prior period sales	(50)	(22)	(200)	(272)
Deductions applied and payments made	(6,645)	(4,029)	(809)	(11,483)
Ending balance at December 31, 2021	$1,153	$1,821	$379	$3,353

	Chargebacks, Discounts and Fees	Government and Other Rebates	Returns	Total
Beginning balance at January 1, 2020	$1,618	$271	$352	$2,241
Provision related to sales in the current year	2,141	1,056	978	4,175
Adjustments related to prior period sales	(387)	—	50	(337)
Deductions applied and payments made	(2,798)	(792)	(777)	(4,367)
Ending balance at December 31, 2020	$574	$535	$603	$1,712

Returns are recorded as a reduction of accounts receivable on the condensed consolidated balance sheets. Chargebacks, discounts and fees and rebates are recorded as a component of accrued expenses on the condensed consolidated balance sheets (see Note 7).

License and Collaboration Agreements and Royalty Income

Alimera

Pursuant to a licensing and development agreement, as amended, Alimera Sciences, Inc. has a worldwide exclusive license to develop, make, market and sell ILUVIEN in return for royalties based on sales and patent fee reimbursements. Total revenue was $54,000 and $1.7 million for the years ended December 31, 2021 and 2020, respectively. In addition to patent fee reimbursements in those periods, the Company recorded royalty income totaled $0 and $1.7 million for the years ended December 31, 2021 and 2020, respectively.

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

The Company classified the proceeds received from SWK as deferred revenue, to be recognized as revenue under the units-of-revenue method over the life of the RPA because of the Company’s limited continuing involvement in the Amended Alimera Agreement. SWK has no recourse and the Company assumes no credit risk in event that Alimera fails to make a royalty payment. The Company must only forward all material correspondence from Alimera to SWK, including royalty reports, notices and any other correspondence with respect to royalties to SWK. SWK has the right to audit and inspect the books and records pertaining to net sales and royalties under the Amended Alimera Agreement. Neither the Company nor SWK has the unilateral ability to cancel the transaction. There is no cap or limitation on the royalties to be received by SWK in the future and its return will reflect all royalties paid by Alimera. Because the transaction was structured as a non-cancellable sale, the Company does not have significant continuing involvement in the generation of the cash flows due to SWK and there is no limitation on the rates of return to SWK, the Company recorded the total proceeds of $16.5 million as deferred revenue under royalty sale agreement. The deferred revenue is being recognized as revenue over the life of the RPA under the “units-of-revenue” method. Under this method, amortization for a reporting period is calculated by computing a ratio of the proceeds received from SWK to the payments expected to be made by Alimera to SWK over the term of the Amended Alimera Agreement, and then applying that ratio to the period’s cash payment.

The Company recognized $872,000 of royalty revenue related to the RPA for the year ended December 31, 2021, in connection with the royalty payment of $2.8 million for the year ended December 31, 2021, from Alimera to SWK, pursuant to the Amended Alimera Agreement. No revenue was recognized related to the RPA for the year ended December 31, 2020. As of December 31, 2021, the Company has $1.1 million and $14.6 million as current and non-current deferred revenue recognized under royalty sale agreement, respectively. As of December 31, 2020, the Company classified $885,000 and $15.6 million as current and non-current deferred revenue recognized under royalty sale agreement, respectively.

OncoSil Medical

The Company entered into an exclusive, worldwide royalty-bearing license agreement in December 2012, amended and restated in March 2013, with OncoSil Medical UK Limited (f/k/a Enigma Therapeutics Limited), a wholly-owned subsidiary of OncoSil Medical Ltd (“OncoSil”) for the development of BrachySil, the Company’s previous product candidate for the treatment of pancreatic and other types of cancer. The Company received an upfront fee of $100,000 and is entitled to 8% sales-based royalties, 20% of sublicense consideration and milestone payments based on aggregate product sales. OncoSil is obligated to pay an annual license maintenance fee of $100,000 by the end of each calendar year, the most recent of which was received in December 2021. For each calendar year commencing with 2014, the Company is entitled to receive reimbursement of any patent maintenance costs, sales-based royalties and sub-licensee sales-based royalties earned, but only to the extent such amounts, in the aggregate, exceed the $100,000 annual license maintenance fee. In March 2020, the U.S. Food and Drug Administration granted Breakthrough Device Designation for the OncoSil™ device for treatment of unresectable locally advanced pancreatic cancer (LAPC) in combination with chemotherapy.  In April 2020, the British Standards Institute (BSI) grants European CE marking for the OncoSil™ System and designates OncoSil™ a breakthrough device for the treatment of locally advanced pancreatic cancer (LAPC) in combination with chemotherapy. As of December 31, 2021, OncoSil has received regulatory approval in the EU, United Kingdom, Switzerland, Singapore, Malaysia, Hong Kong, New Zealand, Turkey, and Israel. The Company has no consequential performance obligations under the OncoSil license agreement. For the years ended December 31, 2021 and 2020, revenue of $100,000 and $100,000 was recorded for this agreement, respectively.

Ocumension Therapeutics

In November 2018, the Company entered into an exclusive license agreement with Ocumension Therapeutics (“Ocumension”) for the development and commercialization of its three-year micro insert using the Durasert technology for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye (YUTIQ in the U.S.) in Mainland China, Hong Kong, Macau and Taiwan. The Company received a one-time upfront payment of $1.75 million from Ocumension and is eligible to receive up to (i) $7.25 million upon the achievement by Ocumension of certain prescribed development and regulatory milestones, and (ii) $3.0 million commercial sales-based milestones. In addition, the Company is entitled to receive mid-single digit sales-based royalties. Ocumension has also received a special approval by the Hainan Province People’s Government to market this product for chronic, non-infectious posterior segment uveitis in the Hainan Bo Ao Lecheng International Medical Tourism Pilot Zone (“Hainan Pilot Zone”). In March 2019, the Company entered into a Memorandum of Understanding (“2019 MOU”), pursuant to which, the Company will supply product for the clinical trials and Hainan Pilot Zone use. Paralleling to Ocumension’s normal registration process of the product with the Chinese Regulatory Authorities, the 2019 MOU modified the Company’s entitlement to the development and regulatory milestones of up to $7.25 million under the license agreement to product supply milestones or development milestones, whichever comes first, totaling up to $7.25 million. In August 2019, the Company began shipping this product to Ocumension.

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

During the years ended December 31, 2021 and 2020, in addition to $308,000 and $213,000 of revenue from product sales, respectively, the Company recognized approximately $543,000 and $11.5 million of license and collaboration revenue, respectively, including $499,000 and $0 of revenue related to additional technical assistance, respectively. As of December 31, 2021 and 2020, no deferred revenue was recorded for this agreement, respectively.

The Company recognized sales-based royalty expense of $0 and $1.3 million during the year ended December 31, 2021 and 2020, related to the earn-out payment equal to 20% of DEXYCU share of the Accelerated Milestone Payment received in August 2020 and upfront payment received in February 2020 from Ocumension, as the payment of the partnering income in connection with the Icon acquisition in March 2018.

Research Collaborations

The Company from time to time enters into funded agreements to evaluate the potential use of its technology systems for sustained release of third-party drug candidates. Consideration received is generally recognized as revenue over the term of the research collaborations. Revenue recognition for consideration, if any, related to a license option right is assessed based on the terms of any such future license agreement or is otherwise recognized at the completion of the research collaborations. Revenues under research collaborations totaled $60,000 and $255,000 for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, $0 and $60,000 deferred revenue was recorded for the research collaborations, respectively.
4.	Inventory

Inventory consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Raw materials	$2,727	$2,664
Work in process	405	747
Finished goods	484	1,926
Total inventory	$3,616	$5,337

5.	Intangible Assets

The reconciliation of intangible assets for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Patented technologies
Gross carrying amount at beginning of period	$68,322	$68,322
Gross carrying amount at end of period	68,322	68,322
Accumulated amortization at beginning of period	(43,113)	(40,653)
Amortization expense	(2,460)	(2,460)
Accumulated amortization at end of period	(45,573)	(43,113)
Net book value at end of period	$22,749	$25,209

The net book value of the Company’s intangible assets at December 31, 2021 and 2020 is summarized as follows (in thousands):

			Estimated
			Remaining
			Useful Life at
	December 31,	December 31,	December 31,
	2021	2020	2021
			(Years)
Patented technologies
DEXYCU / Verisome	$22,749	$25,209	9.25
	$22,749	$25,209

The Company amortizes its intangible assets with finite lives on a straight-line basis over their respective estimated useful lives. Amortization expense totaled $2.5 million in each of the two years ended December 31, 2021 and 2020, respectively.

In connection with the Icon Acquisition, the initial purchase price of $32.0 million was attributed to the DEXYCU product intangible asset. This finite-lived intangible asset is being amortized on a straight-line basis over its expected remaining useful life of 9.25 years at the rate of approximately $2.5 million per year. Amortization expense was reported as a component of cost of sales for the years ended December 31, 2021 and 2020, respectively.

6.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Property and equipment	$1,477	$1,403
Leasehold improvements	255	255
Gross property and equipment	1,732	1,658
Accumulated depreciation and amortization	(1,256)	(1,028)
	$476	$630

Depreciation expense totaled $311,000 and $189,000 in the years ended December 31, 2021 and 2020, respectively.

7.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Personnel costs	$7,321	$5,686
Clinical trial costs	753	—
Professional fees	712	647
Sales chargebacks, rebates and other revenue reserves	2,974	1,109
Commissions due to commercialization partner for DEXYCU	1,518	254
Other	1,144	749
	$14,422	$8,445

8.	Leases

On May 17, 2018, the Company amended the lease for its headquarters in Watertown, Massachusetts. The original five-year lease for approximately 13,650 square feet of combined office and laboratory space was set to expire in April 2019. Under the amendment, the Company leased an additional 6,590 square feet of rentable area of the building, with a commencement date of September 10, 2018. The amendment extended the term of the lease for the combined space through May 31, 2025, and the landlord provided the Company a construction allowance of up to $670,750 to be applied toward renovations and improvements within the total space. On April 5, 2021, the Company further amended the lease to include an additional 1,409 square feet of rentable area of the building through May 31, 2025, with a commencement date of July 1, 2021. On March 8, 2022, the Company further amended the lease (i) to extend the term to May 31, 2028 for 13,650 square feet of laboratory and manufacturing operations space, with the landlord agreeing to provide the Company a construction allowance of up to $555,960 to be applied toward upgrades and improvements within the space; (ii) to rent an additional 11,999 square feet of office space within the building through May 31, 2028, with an anticipated commencement date in the third quarter of 2022; and (iii) to terminate a portion of the lease comprising 7,999 square feet of office space in the building on May 31, 2025. The Company previously provided a cash-collateralized $150,000 irrevocable standby letter of credit as security for the Company’s obligations under the lease, which will remain in effect through the period that is four months beyond the expiration date of the amended lease. The Company will also be required to pay its proportionate share of certain operating costs and property taxes applicable to the leased premises in excess of new base year amounts.

In July 2017, the Company leased approximately 3,000 square feet of office space in Basking Ridge, New Jersey under a lease term extending through June 2022, with two five-year renewal options at 95% of the then-prevailing market rates. In addition to base rent, the Company is obligated to pay its proportionate share of building operating expenses and real estate taxes in excess of base year amounts. In June 2018, the Company subleased an additional 1,381 square feet of adjoining space from Caladrius Biosciences, Inc. (“Caladrius”) through May 2022. The Chief Executive Officer of Caladrius was a director of the Company through June 2020. Per the terms of the lease and sublease agreements, the Company does not have any residual value guarantees. The Company has given notice that the Company will not be renewing this lease and the Company will vacate the facility upon expiration.

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

As of December 31, 2021, the weighted average remaining term of the Company’s operating leases was 3.4 years and the lease liabilities arising from obtaining ROU assets reflect a weighted average discount rate of 12.5%.

Supplemental balance sheet information related to operating leases as of December 31, 2021 and 2020, respectively are as follows (in thousands):

	December 31,	December 31,
	2021	2020
Other current liabilities - operating lease current portion	$645	$568
Operating lease liabilities – noncurrent portion	1,860	2,330
Total operating lease liabilities	$2,505	$2,898

Operating lease expense recognized related to ROU assets was $885,000 and $852,000, excluding $30,000 and $36,000 of variable lease costs, during each of the years ended December 31, 2021 and 2020, respectively, and were included in general and administrative expense in the Company’s statement of comprehensive loss. Cash paid for amounts included in the measurement of operating lease liabilities was $920,000 and $867,000 for the years ended December 31, 2021 and 2020, respectively.

The Company is a party to three finance leases for laboratory equipment. The equipment leases expire in December 2021, December 2022 and June 2023, respectively.

Supplemental balance sheet information related to the finance lease as of December 31, 2021 and 2020, respectively are as follows (in thousands):

	December 31,	December 31,
	2021	2020
Property and equipment, at cost	$371	$239
Accumulated amortization	(205)	(52)
Property and equipment, net	$166	$187

Other current liabilities – finance lease current portion	$137	$119
Other long-term liabilities	36	71
Total finance lease liabilities	$173	$190

The components of finance lease expense recognized during the years ended December 31, 2021 and 2020 related to ROU assets were $151,000 and $52,000, respectively. Interest on lease liabilities were $23,000 and $9,000 during the years ended December 31, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of finance lease liabilities was operating cash flows of $23,000 and financing cash flows of $146,000 during the year ended December 31, 2021, respectively. Cash paid for amounts included in the measurement of finance lease liabilities was operating cash flows of $9,000 and financing cash flows of $49,000 during the year ended December 31, 2020, respectively.

As of December 31, 2021, the weighted average remaining term of the Company’s finance lease was 1.3 years and the lease liabilities arising from obtaining ROU assets reflect a weighted average discount rate of 12.5%.

The Company’s total future minimum lease payments under non-cancellable leases at December 31, 2021 were as follows (in thousands):

	Operating Leases	Finance Leases
2022	911	149
2023	877	37
2024	894	—
2025	373	—
Total lease payments	$3,055	$186
Less imputed interest	(550)	(13)
Total	$2,505	$173

9.	Loan Agreements

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

The PPP Loan bears interest at a fixed rate of 1.0% per annum and has a two-year term that matures on April 21, 2022. Monthly principal and interest payments commenced on November 21, 2020, subject to possible partial or full forgiveness and principal and interest payments can be deferred as described below, if the PPP Loan proceeds are used for covered payroll costs, rent and utility costs and the maintenance of employee and compensation levels.

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

The Company used all of the loan proceeds from the PPP Loan to pay expenses during the covered period that the Company believes were for eligible purposes. On September 25, 2020, the Company submitted an application to SVB for full loan forgiveness. On June 19, 2021, the Company received notification from SVB that the PPP Loan of $2.0 million has been fully forgiven by the SBA, and that payment and all accrued interest of $24,000 thereon were remitted by the SBA to SVB on June 16, 2021. In connection with the full loan forgiveness, the Company recorded a gain on extinguishment of debt of approximately $2.1 million in the year ended December 30, 2021.

CRG Term Loan Agreement

On February 13, 2019 (the “CRG Closing Date”), the Company entered into the CRG Loan Agreement among the Company, as borrower, CRG Servicing LLC, as administrative agent and collateral agent (the “Agent”), and the lenders party thereto from time to time (the “Lenders”), providing for a senior secured term loan of up to $60 million (the “CRG Loan”). On the CRG Closing Date, $35 million of the CRG Loan was advanced (the “CRG Initial Advance”). The Company utilized the proceeds from the CRG Initial Advance for the repayment in full of all outstanding obligations under its prior credit agreement (the “SWK Credit Agreement”) with SWK. In April 2019, the Company exercised its option to borrow an additional $15 million of the CRG Loan (the “CRG Second Advance”). The Company did not draw any additional funds under the CRG Loan by the final draw deadline of March 31, 2020.

The CRG Loan is due and payable on December 31, 2023 (the “Maturity Date”). The CRG Loan bears interest at a fixed rate of 12.5% per annum payable in arrears on the last business day of each calendar quarter. The Company is required to make quarterly, interest only payments until the Maturity Date. So long as no default has occurred and is continuing, the Company may elect on each applicable interest payment date to pay 2.5% of the 12.5% per annum interest as Paid In-Kind (“PIK”), whereby such PIK amount would be added to the aggregate principal amount and accrue interest at 12.5% per annum. Through December 31, 2021, PIK amounts of $0 have been added to the principal balance of the CRG Loan. In addition, the Company is required to pay an upfront fee of 1.5% of amounts borrowed under the CRG Loan (excluding any paid-in-kind amounts), which is payable as amounts are advanced under the CRG Loan. The Company will also be required to pay an exit fee equal to 6% of (i) the aggregate principal amounts advanced and (ii) PIK amounts issued, under the CRG Loan Agreement. In connection with the CRG Initial Advance, a 1.5% financing fee of $525,000 and an expense reimbursement of $350,000 were deducted from the net borrowing proceeds. In connection with the CRG Second Advance, a 1.5% financing fee of $225,000 was deducted from the net borrowing proceeds.

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

Amortization of debt discount under the CRG Loan totaled $628,000 and $745,000 for the years ended December 31, 2021 and 2020, respectively.

10.Stockholders’ Equity

Equity Financings

Common Stock Offerings

In November 2021, the Company sold 5,122,273 shares of its common stock in an underwritten public offering at a price of $13.75 per share, including the exercise in full by the underwriters of their option to purchase an additional 1,095,000 shares of the Company’s common stock, and pre-funded warrants to purchase up to an aggregate of 3,272,727 shares of its common stock at a price of $13.74 per pre-funded warrant. The gross proceeds of the offering to the Company were approximately $115.4 million. Underwriter discounts and commissions and other share issue costs totaled approximately $7.2 million.

The pre-funded warrants were classified as a component of permanent equity because they met the permanent equity criteria classification. The pre-funded warrants are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable and permit the holders to receive a fixed number of shares of common stock upon exercise. The pre-funded warrants do not embody an obligation for the Company to repurchase its shares and do not provide any guarantee of value or return.

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

During the year ended December 31, 2021, the Company sold 48,538 shares of its Common Stock at a weighted average price of $11.37 per share for gross proceeds of approximately $552,000. Share issue costs, including sales agent commissions, totaled approximately $53,000 during the reporting period.

Warrants to Purchase Common Shares

The following table provides a reconciliation of fixed price warrants to purchase shares of the Company’s Common Stock for the years ended December 31, 2021 and 2020:

	Year Ended		Year Ended
	December 31,		December 31,
	2021		2020
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of period	48,683	$12.33	48,683	$12.33
Balance and exercisable at end of period	48,683	$12.33	48,683	$12.33

Pursuant to a credit agreement, the Company issued a warrant to SWK Funding LLC to purchase (i) 40,910 Initial Advance Warrant Shares on March 28, 2018 at an exercise price of $11.00 per share with a seven-year term and (ii) 7,773 Additional Advance Warrant Shares on June 26, 2018 at an exercise price of $19.30 per share with a seven-year term. At December 31, 2021, the weighted average remaining life of the warrants was approximately 3.3 years.
11.	Share-Based Payment Awards

Equity Incentive Plans

The 2016 Long-Term Incentive Plan (the “2016 Plan”), approved by the Company’s stockholders on December 12, 2016 (the “Adoption Date”), provides for the issuance of up to 300,000 shares of the Company’s Common Stock reserved for issuance under the 2016 Plan plus any additional shares of the Company’s Common Stock that were available for grant under the 2008 Incentive Plan (the “2008 Plan”) at the Adoption Date or would otherwise become available for grant under the 2008 Plan as a result of subsequent termination or forfeiture of awards under the 2008 Plan. At the Company’s Annual Meeting of Stockholders held on June 25, 2019, the Company’s stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance by 1,100,000 shares. At the Company’s Annual Meeting of Stockholders held on June 22, 2021, the Company’s stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance by 2,500,000 shares. At December 31, 2021, a total of 1,683,368 shares were available for new awards.

Certain inducement awards, although not awarded under the 2016 Plan or the 2008 Plan, are subject to and governed by the terms and conditions of the 2016 Plan or 2008 Plan, as applicable.

Stock Options

The following table provides a reconciliation of stock option activity under the Company’s equity incentive plans and for inducement awards for the year ended December 31, 2021:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2021	1,338,880	$20.86
Granted	1,313,727	12.59
Exercised	(8,112)	12.26
Forfeited	(75,448)	16.46
Expired	(51,367)	31.04
Outstanding at December 31, 2021	2,517,680	$16.49	8.06	$775
Exercisable at December 31, 2021	916,461	$22.41	6.25	$103

In January 2019, the Company expanded the terms of its annual stock option grants to include vesting ratable monthly over four years, or with 25% vesting after one year followed by ratable monthly vesting over three years. Previously, the Company’s option grants generally had ratable annual vesting over three years, or 1-year cliff vesting. Nonemployee awards are granted similar to the Company’s employee awards. All option grants have a 10-year term. Options to purchase a total of 297,361 shares of the Company’s Common Stock vested during the year ended December 31, 2021.

In determining the grant date fair value of option awards during the years ended December 31, 2021 and 2020, the Company applied the Black-Scholes option pricing model based on the following key assumptions:

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Option life (in years)	4.75 - 6.08	5.50 - 6.10
Stock volatility	72% - 83%	64% - 70%
Risk-free interest rate	0.42% - 1.44%	0.32% - 1.76%
Expected dividends	0.0%	0.0%

The following table summarizes information about employee, consultant and director stock options under the Company’s equity incentive plans for the years ended December 31, 2021 and 2020 (in thousands except per share amounts):

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Weighted-average grant date fair value per share	$8.20	$7.07
Total cash received from exercise of stock options	100	—
Total intrinsic value of stock options exercised	10	—

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

The following table provides a reconciliation of RSU activity under the 2016 Plan for the year ended December 31, 2021:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	149,004	$13.85
Granted	242,399	12.96
Vested	(89,795)	13.76
Forfeited	(10,033)	12.15
Nonvested at December 31, 2021	291,575	$13.19

The weighted-average remaining vesting term of the RSUs at December 31, 2021 was 1.37 years.

Deferred Stock Units

There were no non-vested deferred stock units (“DSUs”) issued and outstanding to the Company’s non-executive directors at each of December 31, 2021 and 2020, respectively. Each DSU vests one year from the date of grant. Subsequent to vesting, the DSUs will be settled in shares of the Company’s Common Stock upon the earliest to occur of (i) each director’s termination of service on the Company’s Board of Directors and (ii) the occurrence of a change of control as defined in the award agreement. At December 31, 2021, there was no vested DSUs that have not been settled in shares of the Company’s Common Stock.

Employee Stock Purchase Plan

On June 25, 2019, the Company’s stockholders approved the adoption of the EyePoint Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) and authorized up to 110,000 shares of Common Stock reserved for issuance to participating employees. At the Company’s Annual Meeting of Stockholders held on June 22, 2021, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares authorized for issuance by 250,000 shares. The ESPP allows qualified participants to purchase the Company’s Common Stock twice a year at 85% of the lesser of the average of the high and low sales price of the Company’s Common Stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period. The number of shares of the Company’s Common Stock each employee may purchase under this plan, when combined with all other employee stock purchase plans, is limited to the lower of an aggregate fair market value of $25,000 during each calendar year, or 5,000 shares of the Company’s Common Stock in any one offering period. The Company has maintained consecutive six-month offering periods since August 1, 2019. As of December 31, 2021, 43,365 shares of the Company’s Common Stock were issued pursuant to the ESPP.

The Company estimated the fair value of the option component of the ESPP shares at the date of grant using a Black-Scholes valuation model. During the year ended December 31, 2021, the compensation expense from ESPP shares was $113,000. During the year ended December 31, 2020, the compensation expense from ESPP shares was immaterial.

Stock-Based Compensation Expense

The Company’s statements of comprehensive loss included total compensation expense from stock-based payment awards as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Compensation expense included in:
Research and development	$2,294	$1,411
Sales and marketing	1,187	907
General and administrative	3,966	3,229
	$7,447	$5,547

At December 31, 2021, there was approximately $9.3 million of unrecognized compensation expense related to outstanding equity awards under the 2016 Plan, the 2008 Plan, The inducement awards and the ESPP that is expected to be recognized as expense over a weighted-average period of approximately 1.7 years.

12.License and Asset Purchase Agreements

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

In consideration for the rights purchased from Aerpio, the Company made a one time, non-refundable, non-creditable upfront cash payment of $450,000 to Aerpio in August 2021. The Company recorded $450,000 of R&D expense for the year ended December 31, 2021, due to the early stage of its preclinical drug development activities.

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

The Company recorded $0 and $1.0 million of R&D expense during the years ended December 31, 2021 and 2020 for this license.

13.Fair Value Measurements

The following tables summarize the Company’s assets carried at fair value measured on a recurring basis at December 31, 2021 and 2020, respectively, by valuation hierarchy (in thousands):

	December 31, 2021
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$155,551	$—	$—	$155,551	$155,551	$—
Subtotal	$155,551	$—	$—	$155,551	$155,551	$—
Level 2:
Commercial paper	$49,514	$—	$—	$49,514	$16,549	$32,965
Subtotal	$49,514	$—	$—	$49,514	$16,549	$32,965
Total	$205,065	$—	$—	$205,065	$172,100	$32,965

	December 31, 2020
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$23,538	$—	$—	$23,538	$23,538	$—
Total	$23,538	$—	$—	$23,538	$23,538	$—

At December 31, 2021, a total of $155.6 million, or  90.4% of the Company’s interest-bearing cash equivalent balances, were concentrated in one U.S. Government institutional money market fund that had investments consisting primarily of U.S. Government Agency debt, U.S. Treasury debt, U.S. Treasury Repurchase Agreements and U.S. Government Agency Repurchase Agreements. $16.5 million, or 9.6% of the Company’s interest-bearing cash equivalent balances consisted of investment-grade commercial paper. Generally, these investments may be sold upon demand and, therefore, the Company believes they have minimal risk. The Company had investments of $33.0 million in marketable securities at December 31, 2021.

The Company’s cash equivalents and marketable securities are classified within Level 1 or Level 2 on the basis of valuations using quoted market prices or alternative pricing sources and models utilizing market observable inputs, respectively. The marketable securities have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and ask prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security, and have been classified as Level 2.

At December 31, 2020, substantially all of the Company’s interest-bearing cash equivalent balances were concentrated in one U.S. Government money market fund that has investments consisting primarily of U.S. Government Agency debt, U.S. Treasury debt, U.S. Treasury Repurchase Agreements and U.S. Government Agency Repurchase Agreements. The Company had no investments in marketable securities at December 31, 2020.

The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term maturity.

The fair value of the Company’s CRG Loan is determined using a discounted cash flow analysis based on market rates for observable similar instruments as of the condensed consolidated balance sheet dates. Accordingly, the fair value of the CRG Loan is categorized as Level 2 within the fair value hierarchy. At December 31, 2021, the fair value of the CRG Loan was approximately $38.7 million, and the carrying value of the CRG Loan was approximately $38.9 million, and consisted of $36.6 million of its carrying amount as reported in long-term debt, and $2.3 million of debt exit fee as reported in other long-term liabilities of the consolidated balance sheet, respectively. At December 31, 2020, the fair value of the CRG Loan was approximately $38.0 million, and the carrying value of the CRG Loan was approximately $38.3 million, and consisted of $36.0 million of its carrying amount as reported in long-term debt, and $2.3 million of debt exit fee as reported in other long-term liabilities of the condensed consolidated balance sheet, respectively.
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

The Company contributed a total of $1.0 million and $690,000 for the years ended December 31, 2021 and 2020, respectively, in connection with these retirement plans.

15.	Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2021	2020
U.S. operations	$(58,517)	$(45,492)
Non-U.S. operations	100	98
Loss before income taxes	$(58,417)	$(45,394)

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law, making significant changes to the federal tax law. Amongst other things, the Tax Act reduces the federal corporate tax rate from 34% to 21% effective for tax years beginning after December 31, 2017 and has resulted in a remeasurement of the Company’s deferred tax assets included in the Company’s fiscal 2018 rate reconciliation. The difference between the Company’s expected income tax benefit, as computed by applying the blended statutory U.S. federal tax rate of 21% for the year ended December 31, 2021 and 21% for the year ended December 31, 2020, to loss before income taxes, and actual income tax benefit is reconciled in the following table (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Income tax benefit at statutory rate	$(12,268)	$(9,533)
State income taxes, net of federal benefit	(2,890)	(2,760)
Non-U.S. income tax rate differential	—	(8)
Change in fair value of derivative	—	—
Change in federal tax rate	—	—
Research and development tax credits	(693)	(403)
Permanent items	729	288
Changes in valuation allowance	15,748	13,068
Other, net	(626)	(652)
Income tax benefit	$—	$—

  The significant components of deferred income taxes are as follows (in thousands):

	December 31,	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$84,026	$74,876
Deferred revenue	4,270	150
Lease liability	722	806
Stock-based compensation	7,822	6,847
Tax credits	5,446	4,503
Other	3,005	2,514
Total deferred tax assets	105,291	89,696
Deferred tax liabilities:
Intangible assets	5,963	6,087
Right-of-use assets	615	713
Total deferred tax liabilities	6,578	6,800
Deferred tax assets, net	98,713	82,896
Valuation allowance	98,713	82,896
Total deferred tax liability	$—	$—

The valuation allowance generally reflects limitations on the Company’s ability to use the tax attributes and reduces the value of such attributes to the more-likely-than-not realizable amount. Management assessed the available positive and negative evidence to estimate if sufficient taxable income will be generated to use the existing net deferred tax assets. Based on a weighting of the objectively verifiable negative evidence in the form of cumulative operating losses over the three-year period ended June 30, 2018, management believes that it is not more likely than not that the deferred tax assets will be realized and, accordingly, a full valuation allowance has been established. The valuation allowance increased $15.7 million and $13.1 million for the years ended December 31, 2021 and 2020, respectively, with such increases attributed to the re-measurement of the net deferred tax assets at the year-end dates.

The Company has tax net operating loss and tax credit carry forwards in its individual tax jurisdictions. Including approximately $49.3 million related to the Icon acquisition, at December 31, 2021, the Company had U.S. federal net operating loss carry forwards of approximately $301.2 million. The net operating losses consist of $151.8 million, which expire at various dates between calendar years 2023 and 2038. The utilization of certain of these loss and tax credit carry forwards may be limited by Sections 382 and 383 of the Internal Revenue Code as a result of historical or future changes in the Company’s ownership. At December 31, 2021, the Company had state net operating loss carry forwards of approximately $222.6 million, which expire between 2033 and 2038, as well as U.S. federal and state research and development tax credit carry forwards of approximately $5.7 million, which expire at various dates between calendar years 2021 and 2038. In addition, at December 31, 2021 the Company had net operating loss carry forwards in the U.K. of £20.9 million (approximately $27.6 million), which are not subject to any expiration dates.

The Company’s U.S. federal income tax returns for calendar years 2003 through 2020 remain subject to examination by the Internal Revenue Service. The Company’s U.K. tax returns for fiscal years 2006 through 2020 remain subject to examination.

Through December 31, 2021, the Company had no unrecognized tax benefits in its consolidated statements of comprehensive loss and no unrecognized tax benefits in its consolidated balance sheets as of December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, the Company had no accrued penalties or interest related to uncertain tax positions.
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

Geographic Area Information

The following table summarizes the Company’s revenues and long-lived assets, net by geographic area (in thousands):

	Revenues		Long-lived assets, net
	Twelve Months Ended December 31,	Twelve Months Ended December 31,	At December 31,	At December 31,
	2021	2020	2021	2020
U.S.	$35,988	$22,624	$476	$630
China	851	11,713	—	—
U.K.	100	100	—	—
Consolidated	$36,939	$34,437	$476	$630

18.	Subsequent Events

On March 9, 2022, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “SVB Loan Agreement”). The SVB Loan Agreement provides (i) a senior secured term loan facility of $30 million (the “Term Loan”) and (ii) a senior secured revolving credit facility of up to $15.0 million in available credit (the “Revolving Facility” and together with the Term Loan, “the SVB Loan”). The maximum amount available for borrowing at any time under the Revolving Facility is limited to a borrowing base valuation, or 80% of the Company’s eligible accounts receivable. An unused commitment fee of 0.25% per annum applies to unutilized borrowing capacity under the Revolving Facility. The SVB Loan Agreement replaced its existing CRG Loan (see Note 9). Pursuant to the SVB Loan Agreement, the Company (i) made an initial draw of $30 million with respect to the Term Loan and of approximately $11.5 million with respect to the Revolving Facility, to pay off the CRG Loan, including the accrued interests through this date. Certain prepayment premiums apply to any repayments made (i) with respect to the Term Loan prior to the maturity date on January 1, 2027, and (ii) with respect to the Revolving Facility prior to the maturity date on January 1, 2027.

The SVB Loan Agreement bears interest at (i) the greater of (x) Wall Street Journal Prime Rate plus 2.25% and (y) 5.50%, with respect to the Term Loan; (ii) the Wall Street Journal Prime Rate, with respect to the Revolving Facility; per annum payable in arrears on the last business day of each calendar month. Commencing on February 1, 2024, the Company is required to repay the principal amount of the Term Loan in 36 consecutive equal monthly installments plus monthly payments of accrued interest. Amounts borrowed under the Revolving Facility may be prepaid or repaid and, prior to the Revolving Facility Maturity Date, reborrowed, subject to the applicable terms and conditions set forth in the SVB Loan Agreement. The SVB Loan is due at maturity on January 1, 2027 (the “Maturity Date”).

On the same date, the Company paid $41.4 million. This payment included (i) a $38.2 million principal portion of the CRG Loan (ii) an $2.3 million exit fee of 6% of the aggregate principal amount advanced under the CRG Loan (iii) accrued and unpaid interest of $0.9 million through that date. As a result of the early repayment of the CRG Loan, the Company expects to record a loss on extinguishment of debt of approximately $1.5 million for the quarter ending March 31, 2022 in association with the write-off of the remaining balance of unamortized debt discount.