Form 10-Q
period 2022-03-31
EyePoint Pharmaceuticals, Inc.
filed 2022-05-06
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

There were 34,047,128 shares of the registrant’s common stock, $0.001 par value, outstanding as of April 29, 2022.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$101,545	$178,593
Marketable securities	89,239	32,965
Accounts and other receivables, net	19,589	18,354
Prepaid expenses and other current assets	5,920	4,217
Inventory	3,336	3,616
Total current assets	219,629	237,745
Property and equipment, net	545	476
Operating lease right-of-use assets	2,097	2,252
Intangible assets, net	22,134	22,749
Restricted cash	150	150
Total assets	$244,555	$263,372
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,302	$7,385
Accrued expenses	12,329	14,422
Deferred revenue	1,102	1,069
Short-term borrowings	10,475	—
Other current liabilities	763	782
Total current liabilities	31,971	23,658
Long-term debt	29,108	36,562
Deferred revenue - noncurrent	14,302	14,560
Operating lease liabilities - noncurrent	1,697	1,860
Other long-term liabilities	658	2,352
Total liabilities	77,736	78,992
Contingencies (Note 13)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at March 31, 2022 and December 31, 2021; 34,047,128 and 33,905,826 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	34	34
Additional paid-in capital	756,070	752,602
Accumulated deficit	(590,073)	(569,097)
Accumulated other comprehensive income	788	841
Total stockholders' equity	166,819	184,380
Total liabilities and stockholders' equity	$244,555	$263,372

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands except per share data)

	Three Months Ended
	March 31,
	2022	2021

Revenues:
Product sales, net	$9,010	$6,802
License and collaboration agreements	59	341
Royalty income	225	180
Total revenues	9,294	7,323
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	1,777	1,390
Research and development	9,945	5,479
Sales and marketing	6,693	5,659
General and administrative	8,548	5,115
Amortization of acquired intangible assets	615	615
Total operating expenses	27,578	18,258
Loss from operations	(18,284)	(10,935)
Other income (expense):
Interest and other income, net	61	1
Interest expense	(1,194)	(1,346)
Loss on extinguishment of debt	(1,559)	—
Total other expense, net	(2,692)	(1,345)
Net loss	$(20,976)	$(12,280)
Net loss per share - basic and diluted	$(0.56)	$(0.50)
Weighted average shares outstanding - basic and diluted	37,253	24,735

Net loss	$(20,976)	$(12,280)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax of $0 for periods presented	(53)	—
Comprehensive loss	$(21,029)	$(12,280)

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands except share data)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance at January 1, 2021	18,139,981	$18	$528,362	$(510,680)	$841	$18,541
Net loss	—	—	—	(12,280)	—	(12,280)
Issuance of stock, net of issue costs	10,513,538	11	108,392	—	—	108,403
Employee stock purchase plan	27,713	—	173	—	—	173
Exercise of stock options	827	—	10	—	—	10
Vesting of stock units	59,416	—	(128)	—	—	(128)
Stock-based compensation	—	—	988	—	—	988
Balance at March 31, 2021	28,741,475	$29	$637,797	$(522,960)	$841	$115,707

Balance at January 1, 2022	33,905,826	$34	$752,602	$(569,097)	$841	$184,380
Net loss	—	—	—	(20,976)	—	(20,976)
Other comprehensive loss	—	—	—	—	(53)	(53)
Employee stock purchase plan	28,504	—	201	—	—	201
Exercise of stock options	4,223	—	40	—	—	40
Vesting of stock units	108,575	—	(250)	—	—	(250)
Stock-based compensation	—	—	3,477	—	—	3,477
Balance at March 31, 2022	34,047,128	$34	$756,070	$(590,073)	$788	$166,819

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(20,976)	$(12,280)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization of intangible assets	615	615
Depreciation of property and equipment	81	72
Amortization of debt discount and premium and discount on available-for-sale marketable securities	110	147
Loss on extinguishment of debt	1,559	—
Stock-based compensation	3,477	988
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(2,937)	(2,317)
Inventory	280	(248)
Accounts payable and accrued expenses	(2,107)	(1,798)
Right-of-use assets and operating lease liabilities	(35)	(38)
Deferred revenue	(225)	(240)
Net cash used in operating activities	(20,158)	(15,099)
Cash flows from investing activities:
Purchases of marketable securities	(62,293)	—
Sales and maturities of marketable securities	6,000	—
Purchases of property and equipment	(149)	—
Net cash used in investing activities	(56,442)	—
Cash flows from financing activities:
Proceeds from issuance of stock	—	115,667
Proceeds from issuance of long-term debt	30,000	—
Payment of equity and debt issue costs	(352)	(6,935)
Payment of long-term debt	(38,235)	—
Payment of extinguishment of debt costs	(2,294)	—
Borrowings under revolving facility	11,459	—
Repayment under revolving facility	(984)	—
Net settlement of stock units to satisfy statutory tax withholding	(250)	(128)
Proceeds from exercise of stock options	241	183
Principal payments on finance lease obligations	(33)	(18)
Net cash (used in) provided by financing activities	(448)	108,769
Net increase (decrease) in cash, cash equivalents and restricted cash	(77,048)	93,670
Cash, cash equivalents and restricted cash at beginning of period	178,743	45,059
Cash, cash equivalents and restricted cash at end of period	$101,695	$138,729
Supplemental cash flow information:
Cash interest paid	$941	$1,195
Supplemental disclosure of non-cash investing and financing activities:
Stock issuance costs	$—	$329
Debt issue costs	244	—
Accrued term loan exit fee	600	—
Principal portion of finance lease liabilities	$—	$12

See notes to consolidated financial statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Operations

The accompanying condensed consolidated financial statements of EyePoint Pharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, the “Company”), as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2021, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods indicated. The preparation of financial statements in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year or any future period.

The Company is a pharmaceutical company committed to developing and commercializing innovative therapeutics to help improve the lives of patients with serious eye disorders. The Company’s pipeline leverages its proprietary Durasert® technology for sustained intraocular drug delivery including EYP-1901, an investigational sustained delivery anti-VEGF treatment initially targeting wet age-related macular degeneration (“wet AMD”), the leading cause of vision loss among people 50 years of age and older in the United States. The Company also has two commercial products: YUTIQ®, a once every three-year treatment for chronic non-infectious uveitis affecting the posterior segment of the eye, and DEXYCU®, a single dose treatment for postoperative inflammation following ocular surgery. Both commercial products are currently being sold in the United States.

The Company plans to identify and advance additional pipeline product candidates through clinical and regulatory development. This may be accomplished through internal discovery efforts, research collaborations and/or in-licensing arrangements with partner molecules and potential acquisitions of additional ophthalmic products, product candidates or technologies that complement the Company’s current product portfolio.

Effects of the COVID-19 Coronavirus Pandemic

The ongoing COVID-19 coronavirus pandemic (the “Pandemic”) has had a material and adverse impact on the Company’s business. The duration and full extent to which the Pandemic impacts the Company’s business, revenues, financial condition and cash flows depends on future developments that are highly uncertain, subject to change and are difficult to predict, including new information that may emerge concerning the Pandemic, and may cause intermittent or prolonged periods of reduced patient services at the Company’s customers’ facilities, which may negatively affect customer demand. The Company’s revenues, financial condition and cash flows may be adversely affected in the future as well. The Company is continuously monitoring the Pandemic and its potential effect on the Company’s financial position, results of operations and cash flows. This uncertainty could have an impact in future periods on certain estimates used in the preparation of the Company’s periodic financial results, including reserves for variable consideration related to product sales, realizability of certain receivables, assessment for excess or obsolete inventory, and impairment of long-lived assets. Uncertainty around the extent and length of time of the Pandemic, and any future related financial impact cannot be reasonably estimated at this time.

Liquidity

The Company had cash, cash equivalents, and investments in marketable securities of $190.8 million at March 31, 2022. The Company has a history of operating losses and has not had significant recurring cash inflows from revenue. The Company’s operations have been financed primarily from sales of its equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from its collaboration partners. The Company anticipates that it will continue to incur losses as it continues the research and development of its product candidates and the Company does not expect revenues from its product sales to generate sufficient funding to sustain its operations in the near-term. The Company expects to continue fulfilling its funding needs through cash inflows from revenues of its product sales, licensing and research collaboration transactions, additional equity capital raises and other arrangements. The Company believes that its cash, cash equivalents, and investments in marketable securities of $190.8 million at March 31, 2022 coupled with expected cash inflows from its product sales will enable the Company to fund its current and planned operations for at least the next twelve months from the date these consolidated financial statements were issued. Actual cash requirements could differ from management’s projections due to many factors, including the continued effect of the Pandemic on the Company’s business and the medical community, the timing and results of the Company’s clinical trials for EYP-1901, additional investments in research and development programs, the success of ongoing commercialization efforts for YUTIQ and DEXYCU, the actual costs of these ongoing commercialization efforts, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

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

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2021-04”): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments are designed to clarify an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options that remain equity-classified after modification or exchange. The ASU provides guidance on how an issuer would measure and recognize the effects of these transactions. The standard provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. The Company adopted ASU 2021-04 on January 1, 2022.
2.	Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within the contract, determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

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

Reserves for variable consideration — Product sales are recorded at the wholesale acquisition costs, net of applicable reserves for variable consideration. Components of variable consideration include trade discounts and allowances, provider chargebacks and discounts, payor rebates, product returns, and other allowances that are offered within contracts between the Company and its Distributors, payors, and other contracted purchasers relating to the Company’s product sales. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified either as reductions of product revenue and accounts receivable or a current liability, depending on how the amount is to be settled. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the estimates, the Company adjusts product revenue and earnings in the period such variances become known.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2022.

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

For the three months ended March 31, 2022 and 2021, the Company accrued DEXYCU product revenue-based royalty expense of $674,000 and $455,000, respectively, as a component of cost of sales.

3.	Revenue

Product Revenue Reserves and Allowances

The Company’s product revenues have been primarily from sales of YUTIQ and DEXYCU in the U.S.

Net product revenues by product for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
YUTIQ (A)	$4,611	$3,029
DEXYCU (B)	4,399	3,773
Total product sales, net	$9,010	$6,802

(A)	Included approximately $56 and $5 of revenue from YUTIQ product sales to Ocumension under a supply agreement for the three months ended March 31, 2022 and 2021, respectively.
(B)	No revenue was recognized from DEXYCU product sales to Ocumension under a supply agreement for the three months ended March 31, 2022 and 2021.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2022 and 2021 (in thousands):

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2022	$1,153	$1,821	$379	$3,353
Provision related to sales in the current year	2,674	2,003	140	4,817
Adjustments related to prior period sales	—	—	—	—
Deductions applied and payments made	(1,904)	(1,693)	(87)	(3,684)
Ending balance at March 31, 2022	$1,923	$2,131	$432	$4,486

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2021	$574	$535	$603	$1,712
Provision related to sales in the current year	1,041	679	171	1,891
Adjustments related to prior period sales	(50)	(22)	(100)	(172)
Deductions applied and payments made	(809)	(473)	(184)	(1,466)
Ending balance at March 31, 2021	$756	$719	$490	$1,965

Returns are recorded as a reduction of accounts receivable on the condensed consolidated balance sheets. Chargebacks, discounts and fees and rebates are recorded as a component of accrued expenses on the condensed consolidated balance sheets (See Note 6).

License and Collaboration Agreements and Royalty Income

SWK Royalty Purchase Agreement

On December 17, 2020, the Company entered into a royalty purchase agreement (the “RPA”) with SWK Funding LLC (“SWK”). Under the RPA, the Company sold its right to receive royalty payments on future sales of products subject to a licensing and development agreement, as amended, with Alimera Sciences, Inc. (“Alimera”) (the “Amended Alimera Agreement”) for an upfront cash payment of $16.5 million. Except for the rights to the royalties, the Company retains all rights and obligations under the Amended Alimera Agreement, pursuant to which, Alimera owns worldwide rights to the Company’s Durasert technology in ILUVIEN for diabetic macular edema (“DME”) and rights for ILUVIEN (currently marketed by the Company as YUTIQ in the U.S.) for non-infectious posterior uveitis in Europe, the Middle East, and Africa (“EMEA”). Alimera has the sole rights to utilize the intellectual property developed under the Amended Alimera Agreement. There has been no intellectual property developed jointly by Alimera and the Company as part of the Amended Alimera Agreement. The Company cannot utilize the intellectual property for the indication licensed to Alimera in order to manufacture and sell ILUVIEN.

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

The Company classified the proceeds received from SWK as deferred revenue, to be recognized as revenue under the units-of-revenue method over the life of the RPA because of the Company’s limited continuing involvement in the Amended Alimera Agreement. SWK has no recourse and the Company assumes no credit risk in event that Alimera fails to make a royalty payment. The Company must only forward all material correspondence from Alimera to SWK, including royalty reports, notices and any other correspondence with respect to royalties to SWK. SWK has the right to audit and inspect the books and records pertaining to net sales and royalties under the Amended Alimera Agreement. Neither the Company nor SWK has the unilateral ability to cancel the agreement. There is no cap or limitation on the royalties to be received by SWK in the future and its return will reflect all royalties paid by Alimera. Because the transaction was structured as a non-cancellable sale, the Company does not have significant continuing involvement in the generation of the cash flows due to SWK and there is no limitation on the rates of return to SWK, the Company recorded the total proceeds of $16.5 million as deferred revenue under royalty sale agreement. The deferred revenue is being recognized as revenue over the life of the RPA under the "units-of-revenue" method. Under this method, amortization for a reporting period is calculated by computing a ratio of the proceeds received from SWK to the payments expected to be made by Alimera to SWK over the term of the Amended Alimera Agreement, and then applying that ratio to the period’s cash payment.

The Company recognized $225,000 and $180,000 of royalty revenue related to the RPA for the three months ended March 31, 2022 and 2021, respectively, in connection with the royalty payment of $724,000 and $583,000 in the first quarter of 2022 and 2021 from Alimera to SWK, pursuant to the Amended Alimera Agreement, respectively. As of March 31, 2022, the Company had $1.1 million and $14.3 million as current and non-current deferred revenue recognized under royalty sale agreement, respectively. As of December 31, 2021, the Company classified $1.1 million and $14.6 million as current and non-current deferred revenue recognized under royalty sale agreement, respectively.

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

In August 2020, the Company entered into a Memorandum of Understanding (“2020 MOU”), pursuant to which, the Company received a one-time non-refundable payment of $9.5 million (the “Accelerated Milestone Payment”) from Ocumension as a full and final payment of the combined remaining development, regulatory and sales milestone payments under the Company’s license agreements with Ocumension for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye and for the treatment of post-operative inflammation following ocular surgery, respectively. Upon payment of the Accelerated Milestone Payment, the remaining $11.75 million in combined remaining development and sales milestone payments under the Company’s original license agreement with Ocumension upon the achievement by Ocumension of (i) remaining development and regulatory milestones of $6.25 million and commercial sales-based milestones of $3.0 million for the development and commercialization of its three-year micro insert using the Durasert technology for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye; and (ii) $6.0 million upon the achievement by Ocumension of certain prescribed development and regulatory milestones, and $6.0 million commercial sales-based milestones for the development and commercialization in Mainland China, Hong Kong, Macau and Taiwan of DEXYCU for the treatment of post-operative inflammation following ocular surgery, totaling up to $21.25 million, were permanently extinguished and will no longer be due and owed to the Company. In exchange, Ocumension also received exclusive rights to develop and commercialize YUTIQ and DEXYCU products under its own brand names in South Korea and other jurisdictions across Southeast Asia in Brunei, Burma (Myanmar), Cambodia, Timor-Leste, Indonesia, Laos, Malaysia, the Philippines, Singapore, Thailand and Vietnam, at its own cost and expense with the Company supplying product for clinical trials and commercial sale. The Company continues to be entitled to royalties on future product sales by Ocumension. In April 2021, Ocumension announced its filing of a New Drug Application (“NDA”) for YUTIQ under Ocumension’s distinct name to Chinese regulatory authorities and it is under review. Ocumension has been granted approval to have its NDA submission reviewed based on the U.S. NDA data and the real-world data Ocumension has collected from marketing the product in Hainan Pilot Zone. In September 2021, Ocumension announced its receipt of approval from Chinese regulatory authorities for DEXYCU under Ocumension’s distinct name to conduct a Phase 3 clinical trial in China.

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

During the three months ended March 31, 2022 and 2021, in addition to $56,000 and $5,000 of revenue from product sales, respectively, the Company recognized approximately $59,000 and $268,000 of license and collaboration revenue, respectively, related to additional technical assistance.

Exclusive License Agreement with Betta Pharmaceuticals, Co., Ltd.

On May 2, 2022, the Company entered into an Exclusive License Agreement (the “Betta License Agreement”) with Betta Pharmaceuticals Co., Ltd. (“Betta”), an affiliate of Equinox Sciences, LLC (“Equinox”) (see Note 11).

Under the Betta License Agreement, the Company granted to Betta an exclusive, sublicensable, royalty-bearing license under certain of the Company’s intellectual property to develop, use (but not make or have made), sell, offer for sale and import the Company’s product candidate, EYP-1901, an investigational sustained delivery intravitreal anti-VEGF treatment that combines a bioerodible formulation of the Company’s proprietary sustained-release technology with the compound vorolanib (the “Licensed Product”), in the field of ophthalmology (except diabetic macular edema unless permitted pursuant to the Company’s existing agreement with Alimera Sciences, Inc.) (the “Betta Field”) in the Greater Area of China, including China, the Hong Kong Special Administrative Region, the Macau Special Administrative Region, and Taiwan (the “Betta Territory”). The Company retained rights under the Company’s intellectual property to, among other things, conduct clinical trials on the Licensed Product in the Betta Field in the Betta Territory.

In consideration for the rights granted by the Company, Betta agreed to pay the Company tiered, mid-to-high single-digit royalties based upon annual net sales of Licensed Products in the Betta Territory. The royalties are payable on a Licensed Product-by-Licensed Product and region-by-region basis commencing on the first commercial sale of a Licensed Product in a region and continuing until the later of (i) the date that is twelve (12) years after first commercial sale of such Licensed Product in such region, and (ii) the first day of the month following the month in which a generic product corresponding to such Licensed Product is launched in the relevant region. The royalty rate is subject to reduction under certain circumstances, including when there is no valid claim of a licensed patent that covers a Licensed Product in a particular region.

Betta is responsible for all costs relating to development, registration, manufacturing, marketing, advertising, promotional, launch and sales activities in connection with the Licensed Products in the Betta Field in the Betta Territory. Betta is required to use commercially reasonable efforts to develop, seek regulatory approval for, and commercialize at least one Licensed Product in the Betta Field in the Betta Territory. The Betta License Agreement also requires Betta to achieve certain diligence milestones relating to regulatory filings, patient dosing and regulatory approval by certain specified deadlines set forth in the Betta License Agreement, subject to certain exceptions and extensions as set forth in the Betta License Agreement. Betta’s development activities will be conducted pursuant to a development plan subject to periodic updates. In the event that the Company conducts a global registrational clinical trial for a Licensed Product in the Betta Field, Betta will have the right to participate in such clinical trial by including clinical trial sites in the Betta Territory in accordance with the terms of the Betta License Agreement. The Company has also agreed to provide certain technology transfer and other support services to Betta subject to certain conditions and limitations set forth in the Betta License Agreement.

Research Collaborations

The Company from time to time enters into agreements to evaluate the potential use of its technology systems for sustained release of third-party partner drug candidates. Consideration received is generally recognized as revenue over the term of the research collaborations. Revenue recognition for consideration, if any, related to a license option right is assessed based on the terms of any such future license agreement or is otherwise recognized at the completion of the research collaborations. Revenues under research collaborations totaled $0 and $60,000 for the three months ended March 31, 2022 and 2021, respectively.

4.	Inventory

Inventory consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$1,628	$2,727
Work in process	671	405
Finished goods	1,037	484
Total inventory	$3,336	$3,616

5.	Intangible Assets

The reconciliation of intangible assets for the three months ended March 31, 2022 and 2021 (in thousands) was as follows:

	March 31,	March 31,
	2022	2021
Patented technologies
Gross carrying amount at beginning of period	$68,322	$68,322
Gross carrying amount at end of period	68,322	68,322
Accumulated amortization at beginning of period	(45,573)	(43,113)
Amortization expense	(615)	(615)
Accumulated amortization at end of period	(46,188)	(43,728)
Net book value at end of period	$22,134	$24,594

The Company amortizes intangible assets with finite lives on a straight-line basis over their respective estimated useful lives of 13 years. Amortization of intangible assets totaled $615,000 for the three months ended March 31, 2022 and 2021.

In connection with the Company’s acquisition of Icon Bioscience, Inc., the initial purchase price was attributed to the DEXYCU product intangible asset. This finite-lived intangible asset is being amortized on a straight-line basis over its expected remaining useful life of 9 years at the rate of approximately $2.5 million per year. Amortization expense was reported as a component of cost of sales for the three months ended March 31, 2022 and 2021, respectively.
6.	Accrued Expenses

Accrued expenses consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Personnel costs	$3,057	$7,321
Clinical trial costs	2,016	753
Professional fees	482	712
Sales chargebacks, rebates and other revenue reserves	4,054	2,974
Commissions due to DEXYCU commercial partner	1,573	1,518
Other	1,147	1,144
	$12,329	$14,422

7.	Leases

On May 17, 2018, the Company amended the lease for its headquarters in Watertown, Massachusetts. The original five-year lease for approximately 13,650 square feet of combined office and laboratory space was set to expire in April 2019. Under the amendment, the Company leased an additional 6,590 square feet of rentable area of the building, with a commencement date of September 10, 2018. The amendment extended the term of the lease for the combined space through May 31, 2025, and the landlord provided the Company a construction allowance of up to $670,750 to be applied toward renovations and improvements within the total space. On April 5, 2021, the Company further amended the lease to include an additional 1,409 square feet of rentable area of the building, through May 31, 2025, with a commencement date of July 1, 2021. On March 8, 2022, the Company further amended the lease (i) to extend the term to May 31, 2028 for 13,650 square feet of laboratory and manufacturing operations space, with the landlord agreeing to provide the Company a construction allowance of up to $555,960 to be applied toward upgrades and improvements within the space; (ii) to rent an additional 11,999 square feet of office space within the building through May 31, 2028, with an anticipated commencement date in the third quarter of 2022; and (iii) to terminate a portion of the lease comprising 7,999 square feet of office space in the building on May 31, 2025. The Company previously provided a cash-collateralized $150,000 irrevocable standby letter of credit as security for the Company’s obligations under the lease, which will remain in effect through the period that is four months beyond the expiration date of the amended lease. The Company will also be required to pay its proportionate share of certain operating costs and property taxes applicable to the leased premises in excess of new base year amounts.

In July 2017, the Company leased approximately 3,000 square feet of office space in Basking Ridge, New Jersey under a lease term extending through June 2022, with two five-year renewal options at 95% of the then-prevailing market rates. In addition to base rent, the Company is obligated to pay its proportionate share of building operating expenses and real estate taxes in excess of base year amounts. In June 2018, the Company subleased an additional 1,381 square feet of adjoining space from Caladrius Biosciences, Inc. (“Caladrius”) through May 2022. The Chief Executive Officer of Caladrius was a director of the Company through June 2020. Per the terms of the lease and sublease agreements, the Company does not have any residual value guarantees. The Company has given notice to the landlord that the Company will not be renewing this lease and the Company will vacate the facility upon expiration.

The Company identified and assessed the following significant assumptions in recognizing its right-of-use (“ROU”) assets and corresponding lease liabilities:

•

As the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company utilized the borrowing rate under its CRG term loan facility (see Note 8) as the discount rate.

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

As of March 31, 2022, the weighted average remaining term of the Company’s operating leases was 3.1 years and the lease liabilities arising from obtaining ROU assets reflect a weighted average discount rate of 12.5%.

Supplemental balance sheet information related to operating leases as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

	March 31,	December 31,
	2022	2021
Other current liabilities – operating lease current portion	$641	$645
Operating lease liabilities – noncurrent portion	1,697	1,860
Total operating lease liabilities	$2,338	$2,505

Operating lease expense recognized related to ROU assets were $229,000 and $213,000, excluding $3,000 and $9,000 of variable lease costs, for each of the three months ended March 31, 2022 and 2021, and were included in general and administrative expense in the Company’s statement of comprehensive loss. Cash paid for amounts included in the measurement of operating lease liabilities was $242,000 and $221,000, respectively, for the three months ended March 31, 2022 and 2021.

The Company is a party to two finance leases for laboratory equipment. The equipment leases expire in December 2022 and June 2023, respectively.

Supplemental balance sheet information related to the finance lease as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

	March 31,	December 31,
	2022	2021
Property and equipment, at cost	$270	$371
Accumulated amortization	(138)	(205)
Property and equipment, net	$132	$166

Other current liabilities – finance lease current portion	$122	$137
Other long-term liabilities	18	36
Total finance lease liabilities	$140	$173

The components of finance lease expense recognized during the three months ended March 31, 2022 related to ROU assets was $34,000 and interest on lease liabilities was $5,000. Cash paid for amounts included in the measurement of finance lease liabilities were operating cash flows of $5,000 and financing cash flows of $33,000 for the three months ended March 31, 2022. Cash paid for amounts included in the measurement of finance lease liabilities were operating cash flows of $6,000 and financing cash flows of $18,000 for the three months ended March 31, 2021.

As of March 31, 2022, the weighted average remaining term of the Company’s finance lease was 1 year and the lease liabilities arising from obtaining ROU assets reflect a weighted average discount rate of 12.5%.

The Company’s total future minimum lease payments under non-cancellable leases at March 31, 2022 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2022	$669	$111
2023	877	37
2024	894	—
2025	373	—
Total lease payments	$2,813	$148
Less imputed interest	(475)	(8)
Total	$2,338	$140

8.Loan Agreements

CRG Term Loan Agreement

On February 13, 2019 (the “CRG Closing Date”), the Company entered into the CRG Loan Agreement among the Company, as borrower, CRG Servicing LLC, as administrative agent and collateral agent (the “Agent”), and the lenders party thereto from time to time, providing for a senior secured term loan of up to $60 million (the “CRG Loan”). On the CRG Closing Date, $35 million of the CRG Loan was advanced (the “CRG Initial Advance”). The Company utilized the proceeds from the CRG Initial Advance for the repayment in full of all outstanding obligations under its prior credit agreement (the “SWK Credit Agreement”) with SWK Funding LLC (“SWK”). In April 2019, the Company exercised its option to borrow an additional $15 million of the CRG Loan (the “CRG Second Advance”). The Company did not draw any additional funds under the CRG Loan by the final draw deadline of March 31, 2020.

The total debt discount related to the CRG Initial Advance was approximately $3.2 million and consisted of (i) the accrual of a $2.1 million exit fee; (ii) the $525,000 upfront fee; and (iii) $591,000 of legal and other transaction costs. The discount is being amortized as additional interest expense over the term of the Loan using the effective interest rate method.

The total debt discount related to the CRG Second Advance was approximately $1.1 million and consisted of (i) the accrual of a $900,000 exit fee; and (ii) the $225,000 upfront fee. The discount is being amortized as additional interest expense over the term of the Loan using the effective interest rate method.

The CRG Loan was originally scheduled to mature on December 31, 2023 and bore interest at a fixed rate of 12.5% per annum payable in arrears on the last business day of each calendar quarter. On December 17, 2020, the Company paid $15.0 million against the CRG Loan obligations in connection with the consummation of the RPA agreement (see Note 3). This payment included (i) a $13.8 million principal portion of the CRG Loan (ii) the $828,000 Exit Fee, and (iii) accrued and unpaid interest of $378,000 through that date. In connection with the partial prepayment of the CRG Loan, the Company recorded a loss on partial extinguishment of debt of $905,000 in the year ended December 31, 2020, associated with the write-off of the remaining balance of unamortized debt discount related to the partial prepayment of the CRG Loan.

On March 9, 2022, the Company repaid the remaining CRG Loan balance totaling $41.4 million with the proceeds from the SVB Loan Agreement (discussed below). This payment included (i) the remaining $38.2 million principal portion of the CRG Loan, (ii) a $2.3 million exit fee of 6% of the aggregate principal amount advanced under the CRG Loan, and (iii) accrued and unpaid interest of $0.9 million through the pay-off date. As a result of the early repayment of the CRG Loan, the Company recorded a loss on extinguishment of debt of $1.6 million for the quarter ended March 31, 2022 related to the write-off of the remaining balance of unamortized debt discount.

SVB Loan Agreement

On March 9, 2022 (the “SVB Closing Date”), the Company entered into a loan and security agreement (the “SVB Loan Agreement”) with Silicon Valley Bank (“SVB”) providing for (i) a senior secured term loan facility of $30.0 million (the “Term Facility”) and (ii) a senior secured revolving credit facility of up to $15.0 million (the “Revolving Facility” and together with the Term Facility, the “Credit Facilities”). The maximum amount available for borrowing at any time under the Revolving Facility is limited to a borrowing base valuation of the Company’s eligible accounts receivable. On the SVB Closing Date, $30.0 million of the Term Facility and $11.5 million of the Revolving Facility, were advanced, to pay off the CRG Loan, including the accrued interest through that date. The Revolving Facility is classified as short-term borrowings in the consolidated balance sheets.

The loans under the Credit Facilities are due and payable on January 1, 2027 (the “SVB Maturity Date”). The Credit Facilities bear interest that is payable monthly in arrears at a per annum rate (subject to increase during an event of default) equal to (i) with respect to the Term Facility, the greater of (x) the Wall Street Journal prime rate plus 2.25% and (y) 5.50% and (ii) with respect to the Revolving Facility, the Wall Street Journal Prime Rate. An unused commitment fee of 0.25% per annum applies to unutilized borrowing capacity under the Revolving Facility. Commencing on February 1, 2024, the Company is required to repay the principal of the Term Facility in 36 consecutive equal monthly installments. At maturity or if earlier prepaid, the Company will also be required to pay an exit fee equal to 2.00% of the aggregate principal amount of the Term Facility.

The repayment of all unpaid principal and accrued interest under the Credit Facilities may be accelerated upon consummation of a specified change of control transaction or the occurrence of certain other events of default (as specified in the SVB Loan Agreement). Subject to certain exceptions, the Company is also required to make mandatory prepayments of outstanding loans under the Credit Facilities with the proceeds of assets sales and insurance proceeds, which amounts in the case of the Revolving Facility, subject to the conditions set forth in the SVB Loan Agreement, may be re-borrowed. All voluntary and mandatory prepayments of the Term Facility are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs on or prior to the first anniversary of the SVB Closing Date, an amount equal to 3.0% of the aggregate outstanding principal amount of the Term Facility being prepaid, (ii) if prepayment occurs after the first anniversary of the SVB Closing Date and on or prior to the second anniversary of the SVB Closing Date, 2.0% of the aggregate outstanding principal amount of the Term Facility being prepaid, (iii) if prepayment occurs after the second anniversary of the SVB Closing Date and on or prior to the third anniversary of the SVB Closing Date, 1.0% of the aggregate outstanding principal amount of the Term Facility being prepaid and (iv) if prepayment occurs after the third anniversary of the SVB Closing Date but prior to the SVB Maturity Date, an amount equal to 0.50% of the aggregate outstanding principal amount of the Term Facility being prepaid. The prepayment of the Term Facility in full is also subject to the payment of an exit fee of $600,000. The Company may voluntarily terminate the Revolving Facility at any time, subject to the payment of a termination fee as follows: (i) if such termination occurs on or prior to the first anniversary of the SVB Closing Date, an amount equal to 3.0% of the Revolving Facility and (ii) if such termination occurs after the first anniversary of the SVB Closing Date, 1.0% of the Revolving Facility.

The obligations of the Company under the SVB Loan Agreement are secured by a pledge of substantially all of the Company’s assets, excluding intellectual property. Certain of the Company’s future subsidiaries will be required to become co-borrowers under the SVB Loan Agreement or guarantee the obligations of the Company under the SVB Loan Agreement. In addition, such subsidiaries will be required to pledge substantially all of their assets, excluding intellectual property, to secure the obligations of the Company under the SVB Loan Agreement.

The SVB Loan Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on the Company and its subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, enter into affiliate transactions and change its line of business, in each case, subject to certain exceptions. In addition, the SVB Loan Agreement contains the following quarterly financial covenants requiring the Company to maintain either:

•

minimum product revenue from YUTIQ and DEXYCU assessed on a quarterly basis commencing from the three-month period ending on March 31, 2022 through the SVB Maturity Date, with such minimum quarterly product revenue ranging from approximately $7.8 million to approximately $11.5 million in fiscal year 2022. Such minimum quarterly product revenue will be subject to incremental increases in fiscal year 2023 and will thereafter be such amounts as agreed upon between the Company and SVB based on certain agreed-upon factors commencing for the three-month period ending on March 31, 2024 and for each three-month period thereafter through the SVB Maturity Date; or

•

if the Company is unable to achieve the minimum quarterly product revenue level required as of the end of any three-month period, cash and cash equivalents in an amount equal to the greater of (i) $50,000,000 and (ii) the Company’s six-month Cash Burn (as defined in the SVB Loan Agreement).

Amortization of debt discount under the SVB Loan Agreement totaled $18,000 for the three months ended March 31, 2022. Commitment fees under the revolving facility were immaterial.

The Company’s scheduled principal payments for debt at March 31, 2022 were as follows (in thousands):

Remainder of 2022	—
2023	—
2024	9,167
2025	10,000
2026	10,000
Thereafter	833
Total	$30,000

9.	Stockholders’ Equity

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

ATM Facility

In August 2020, the Company entered into an at-the-market facility (the “ATM Facility”) with Cantor Fitzgerald & Co (“Cantor”). Pursuant to the ATM Facility, the Company may, at its option, offer and sell shares of its common stock from time to time, through or to Cantor, acting as sales agent. The Company will pay Cantor a commission of 3.0% of the gross proceeds from any future sales of such shares.

During the three months ended March 31, 2021, the Company sold 48,538 shares of its common stock at a weighted average price of $11.37 per share for gross proceeds of approximately $552,000. Share issue costs, including sales agent commissions, totaled approximately $53,000 during the reporting period.

During the three months ended March 31, 2022, the Company did not sell any shares of its common stock under the ATM Facility.

Warrants to Purchase Common Shares

The following table provides a reconciliation of fixed price warrants to purchase shares of the Company’s common stock for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Balance at beginning of period	48,683	$12.33	48,683	$12.33
Balance and exercisable at end of period	48,683	$12.33	48,683	$12.33

Pursuant to a credit agreement, the Company issued a warrant to SWK Funding LLC to purchase (i) 40,910 shares of the Company’s common stock on March 28, 2018 at an exercise price of $11.00 per share with a seven-year term and (ii) 7,773 shares of the Company’s common stock on June 26, 2018 at an exercise price of $19.30 per share with a seven-year term. At March 31, 2022, the weighted average remaining life of the warrant was approximately 3.0 years.
10.	Share-Based Payment Awards

Equity Incentive Plan

The 2016 Long-Term Incentive Plan (the “2016 Plan”), approved by the Company’s stockholders on December 12, 2016 (the “Adoption Date”), provides for the issuance of up to 300,000 shares of the Company’s common stock reserved for issuance under the 2016 Plan plus any additional shares of the Company’s common stock that were available for grant under the 2008 Incentive Plan (the “2008 Plan”) at the Adoption Date or would otherwise become available for grant under the 2008 Plan as a result of subsequent termination or forfeiture of awards under the 2008 Plan. At the Company’s Annual Meeting of Stockholders held on June 25, 2019, the Company’s stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance by 1,100,000 shares. At the Company’s Annual Meeting of Stockholders held on June 22, 2021, the Company’s stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance by 2,500,000 shares. At March 31, 2022, a total of approximately 8,000 shares were available for new awards.

The Company also granted non-statutory stock options to new employees as inducement awards to enter into employment with the Company. The grants were approved by the Compensation Committee of the Board of Directors and awarded in accordance with Nasdaq Listing Rule 5635(c)(4). Although not awarded under the 2016 Plan or the 2008 Plan, the grants are subject to and governed by the terms and conditions of the 2016 Plan or 2008 Plan, as applicable.

Stock Options

The following table provides a reconciliation of stock option activity under the Company’s equity incentive plans and for inducement awards for the three months ended March 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
			(in years)	(in thousands)
Outstanding at January 1, 2022	2,517,680	$16.49
Granted	1,473,800	10.49
Exercised	(4,223)	9.44
Forfeited	(13,155)	13.39
Outstanding at March 31, 2022	3,974,102	$14.29	8.57	$3,255
Exercisable at March 31, 2022	1,202,550	$20.35	6.64	$122

The Company has granted stock options with 25% of the option vesting after one year followed by ratable monthly vesting over the remaining three years. Nonemployee awards are granted similar to the Company’s employee awards. All option grants have a 10-year term. Options to purchase a total of 293,583 shares of the Company’s common stock vested during the three months ended March 31, 2022. Starting February 2021, the Company (i) ceased vesting ratable monthly over four years and (ii) retained 25% vesting after one year followed by ratable monthly vesting over the remaining three years.

In determining the grant date fair value of option awards during the three months ended March 31, 2022, the Company applied the Black-Scholes option pricing model based on the following key assumptions:

Option life (in years)	5.50 - 6.08
Stock volatility	76% - 78%
Risk-free interest rate	1.46% - 2.12%
Expected dividends	0.0%

The following table summarizes information about employee, non-executive director and external consultant stock options for the three months ended March 31, 2022 (in thousands except per share amount):

Three Months
Ended
Mar 31, 2022
Weighted-average grant date fair value per share	$7.06
Total cash received from exercise of stock options	40
Total intrinsic value of stock options exercised	13

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

The following table provides a reconciliation of RSU activity under the 2016 Plan for the three months ended March 31, 2022:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Nonvested at January 1, 2022	291,575	$13.19
Granted	403,500	10.13
Vested	(132,724)	13.57
Forfeited	(2,765)	13.51
Nonvested at March 31, 2022	559,586	$10.89

At March 31, 2022, the weighted average remaining vesting term of the RSUs was 1.74 years.

Employee Stock Purchase Plan

On June 25, 2019, the Company’s stockholders approved the adoption of the EyePoint Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) and authorized up to 110,000 shares of common stock reserved for issuance to participating employees. At the Company’s Annual Meeting of Stockholders held on June 22, 2021, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares authorized for issuance by 250,000 shares. The ESPP allows qualified participants to purchase the Company’s common stock twice a year at 85% of the lesser of the average of the high and low sales price of the Company’s common stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period. The number of shares of the Company’s common stock each employee may purchase under this plan, when combined with all other employee stock purchase plans, is limited to the lower of an aggregate fair market value of $25,000 during each calendar year, or 5,000 shares of the Company’s common stock in any one offering period. The Company has maintained consecutive six-month offering periods since August 1, 2019. As of March 31, 2022, 28,504 shares of the Company’s common stock were issued pursuant to the ESPP.

The Company estimated the fair value of the option component of the ESPP shares at the date of grant using a Black-Scholes valuation model. During the three months ended March 31, 2022, the compensation expense from ESPP shares was approximately $33,000. During the three months ended March 31, 2021, the compensation expense from ESPP shares was immaterial.

Stock-Based Compensation Expense

The Company’s consolidated statements of comprehensive loss included total compensation expense from stock-based payment awards for the three months ended March 31, 2022 and 2021, respectively, as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Compensation expense included in:
Research and development	$1,473	$484
Sales and marketing	409	263
General and administrative	1,595	241
	$3,477	$988

At March 31, 2022, there was approximately $20.4 million of unrecognized compensation expense related to outstanding equity awards under the 2016 Plan, the 2008 Plan, the inducement awards and the ESPP that is expected to be recognized as expense over a weighted-average period of approximately 1.86 years.

11.License and Asset Purchase Agreements

Equinox Science, LLC

In February 2020, the Company entered into an Exclusive License Agreement (the “Equinox License Agreement”) with Equinox, pursuant to which Equinox granted the Company an exclusive, sublicensable, royalty-bearing right and license to certain patents and other Equinox intellectual property to research, develop, make, have made, use, sell, offer for sale and import the compound vorolanib and any pharmaceutical products comprising the compound for local delivery to the eye for the prevention or treatment of age-related macular degeneration, diabetic retinopathy and retinal vein occlusion using the Company’s proprietary localized delivery technologies (the “Original Field”), in each case, throughout the world except China, Hong Kong, Taiwan and Macau (the “Company Territory”).

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

The Company also agreed to pay Equinox tiered royalties based upon annual net sales of licensed products in the Company Territory. The royalties are payable with respect to a licensed product in a particular country in the Company Territory on a country-by-country and licensed product-by-licensed product basis until the later of (i) twelve years after the first commercial sale of such licensed product in such country and (ii) the first day of the month following the month in which a generic product corresponding to such licensed product is launched in such country. The royalty rates range from the high-single digits to low-double digits depending on the level of annual net sales. The royalty rates are subject to reduction during certain periods when there is no valid patent claim that covers a licensed product in a particular country.

On May 2, 2022, concurrent with the Company entering into the Betta License Agreement, the Company entered into Amendment #1 to the Equinox License Agreement, pursuant to which the Original Field was expanded to cover the prevention or treatment of ophthalmology indications using the Company’s proprietary localized delivery technologies and certain conforming changes were made to the Equinox License Agreement in connection therewith.

No R&D expense was recorded during the three months ended March 31, 2022 and 2021 for this license.

12.Fair Value Measurements

The following tables summarize the Company’s assets by significant categories carried at fair value measured on a recurring basis at March 31, 2022 and December 31, 2021 by valuation hierarchy (in thousands):

	March 31, 2022
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$87,731	$—	$—	$87,731	$87,731	$—
Subtotal	$87,731	$—	$—	$87,731	$87,731	$—
Level 2:
Commercial paper	$45,887	$—	$—	$45,887	$—	$45,887
U.S. treasury securities	43,405	—	(53)	43,352	—	43,352
Subtotal	$89,292	$—	$(53)	$89,239	$—	$89,239
Total	$177,023	$—	$(53)	$176,970	$87,731	$89,239

	December 31, 2021
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$155,551	$—	$—	$155,551	$155,551	$—
Subtotal	$155,551	$—	$—	$155,551	$155,551	$—
Level 2:
Commercial paper	$49,514	$—	$—	$49,514	$16,549	$32,965
Subtotal	$49,514	$—	$—	$49,514	$16,549	$32,965
Total	$205,065	$—	$—	$205,065	$172,100	$32,965

At March 31, 2022, substantially all of the Company’s interest-bearing cash equivalent balances, were concentrated in one U.S. Government institutional money market fund that had investments consisting primarily of U.S. Government Agency debt, U.S. Treasury Repurchase Agreements and U.S. Government Agency Repurchase Agreements. Generally, these deposits may be redeemed upon demand and, therefore, the Company believes they have minimal risk. Marketable securities consist of investments with an original or remaining maturity of greater than three months but less than one year at the date of purchase. The Company had investments of $89.2 million in marketable securities at March 31, 2022.

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

The carrying amounts of the short-term borrowings and long-term debt under the Company’s SVB Loan Agreement approximate the estimated fair value. These borrowings under the Credit Facilities have a variable interest rate structure and are classified within Level 2 of the fair value hierarchy.

13.	Contingencies

Legal Proceedings

The Company is subject to various routine legal proceedings and claims incidental to its business, which management believes will not have a material effect on the Company’s financial position, results of operations or cash flows.

14.	Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by adding to the basic weighted average number of common shares outstanding the total number of dilutive common equivalent shares using the treasury stock method, unless the effect is anti-dilutive. Potentially dilutive shares were not included in the calculation of diluted net loss per share for each of the three months ended March 31, 2022 and 2021 as their inclusion would be anti-dilutive.

Potential common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	Three Months Ended March 31,
	2022	2021
Stock options	3,974,102	1,442,053
ESPP	7,964	5,402
Warrants	48,683	48,683
Restricted stock units	559,586	135,989
	4,590,335	1,632,127

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements give our current expectations or forecasts of future events and are not statements of historical or current facts. These statements include, among others, statements about:

•

the potential for EYP-1901, as an investigational sustained delivery intravitreal anti-VEGF treatment targeting wet age-related macular degeneration (“wet AMD”), non-proliferative diabetic retinopathy (“NPDR”) and diabetic macular edema (“DME”);

•	our expectations regarding the timing and outcome of our planned Phase 2 clinical trials for EYP-1901, for the treatment of wet AMD, NPDR and DME;
•	our expectations regarding the timing and clinical development of our product candidates, including EYP-1901;
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
•

our belief that our cash, cash equivalents, and marketable securities of $190.8 million at March 31, 2022, combined with anticipated net cash inflows from product sales, will fund our operating plans into the second half of 2024, under current expectations regarding the initiation of our Phase 2 clinical trials for EYP-1901;

•	our ability to obtain additional capital in sufficient amounts and on terms acceptable to us, and the consequences of failing to do so;
•	our future expenses and capital expenditures;
•

our expectations regarding our ability to obtain and adequately maintain sufficient intellectual property protection for EYP-1901, YUTIQ, DEXYCU and any future products or product candidates, and to avoid claims of infringement of third-party intellectual property rights;

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

•

our expectations regarding the timing and clinical development of our product candidates, including EYP-1901, and the potential for EYP-1901 as a sustained delivery treatment for serious eye diseases, including wet AMD, NPDR and DME;

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
•

the success of current and future license and collaboration agreements, including our agreements with Ocumension Therapeutics (“Ocumension”), Equinox Science, LLC (“Equinox”) and Betta Pharmaceuticals Co., Ltd.;

•	our dependence on contract research organizations, our commercial alliance partner ImprimisRx, vendors and investigators;
•	effects of competition and other developments affecting sales of products;
•	market acceptance of our products;
•	protection of intellectual property and avoiding intellectual property infringement;
•	product liability; and
•	other factors described in our filings with the SEC.

We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The risks set forth under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 describe major risks to our business, and you should read and interpret any forward-looking statements together with these risks. A variety of factors, including these risks, could cause our actual results and other expectations to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

Our forward-looking statements speak only as of the dates on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes makes it clear that any projected results expressed or implied in such statements will not be realized.

Our Business

Overview

We are a pharmaceutical company committed to developing and commercializing innovative therapeutics to help improve the lives of patients with serious eye disorders. Our pipeline leverages our proprietary Durasert® technology for sustained intraocular drug delivery including EYP-1901, an investigational sustained delivery intravitreal anti-VEGF treatment initially targeting wet age-related macular degeneration (“wet AMD”), the leading cause of vision loss among people 50 years of age and older in the United States. We also have two commercial products: YUTIQ®, a once every three-year treatment for chronic non-infectious uveitis affecting the posterior segment of the eye, and DEXYCU®, a single dose treatment for postoperative inflammation following ocular surgery.

Recent Developments

•

In May 2022, we entered into an exclusive license agreement with Betta Pharmaceuticals Co. Ltd. (“Betta”) to develop and commercialize EYP-1901 in China, Hong Kong, Macau and Taiwan (the “Betta Territory”). Under the terms of this agreement, we retain all ophthalmic rights for EYP-1901 outside of the Betta Territory. Concurrently, we and Equinox Sciences LLC, a Betta affiliate, executed an amendment to the 2020 exclusive license agreement between the parties, expanding our exclusive rights to develop and commercialize vorolanib, the tyrosine kinase inhibitor used in EYP-1901, through localized delivery for the treatment of all ophthalmic diseases, including DME, in the Territory. We are prioritizing DME (instead of

RVO) as the third potential indication for EYP-1901, with a Phase 2 clinical trial anticipated in the first quarter of 2023.
•

Customer demand for YUTIQ in Q1 2022, represented as units purchased by physicians from our distributors, was flat versus Q4 2021, driven by the annual reset of health plan deductibles and out-of-pocket minimums.

•

Customer demand for DEXYCU in Q1 2022, represented as units purchased by ambulatory surgical centers (“ASCs”), was up approximately 7% over Q4 2021, driven by increases in cataract surgeries and re-opening of ASCs.

•	In March 2022, we entered into a loan agreement for senior secured credit facilities in the aggregate amount of $45 million with Silicon Valley Bank to replace our existing credit facility with CRG.

R&D Highlights

•

The FDA has recently updated the regulatory requirements for combination drug/device products such as YUTIQ 50. Based on updated guidance from the FDA, these regulatory changes will require us to conduct additional clinical trials for YUTIQ 50 beyond what was originally contemplated for the efficacy supplement of our NDA, resulting in a significant increase in the program’s anticipated cost. Accordingly, we have decided to pause enrollment for the YUTIQ 50 clinical trial and evaluate if there is a viable path for resumption of the program.

•

In February 2022, we announced updated positive interim safety and efficacy data from the ongoing Phase 1 DAVIO clinical trial evaluating EYP-1901 for the treatment of wet AMD. We presented eight-month data from the DAVIO Phase 1 clinical trial of EYP-1901 for wet AMD at the Angiogenesis, Exudation, and Degeneration 2022 virtual meeting. The data showed no dose limiting toxicities, no reports of ocular serious adverse events (SAEs) and no drug-related systemic SAEs, consistent with the six-month data presented in November 2021. The DAVIO data has also shown that following a single dose of EYP-1901, 53% and 41% of patients did not require a supplemental anti-VEGF treatment up to six and nine months, respectively. The treatment burden was reduced by 79% and 75% at six months and eight months respectively compared to prior to dosing with EYP-1901. Additionally, the eight-month data confirmed continued stable and sustained best corrected visual acuity (BCVA) (-3.0 ETDRS letters) and central subfield thickness/optical coherence tomography (CST/OCT) (+13 μm).

•

In January 2022, we announced that we completed a positive Type C meeting with the U.S. Food and Drug Administration (FDA) and expect to initiate a Phase 2 trial of EYP-1901 for wet AMD in Q3 2022 and in NPDR in the second half of 2022 with initial top-line data for the wet AMD trial anticipated in the second half of 2023.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires that we make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates, judgments and assumptions on historical experience, anticipated results and trends, and on various other factors that we believe are reasonable under the circumstances at the time. By their nature, these estimates, judgments and assumptions are subject to an inherent degree of uncertainty. Actual results may differ from our estimates under different assumptions or conditions. In our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, we set forth our critical accounting policies and estimates, which included revenue recognition, reserves for variable consideration associated with our commercial revenue and recognition of expense in outsourced clinical trial agreements. See Note 2 of the notes to our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q for a description of our accounting policies and estimates for reserves for variable consideration related to product sales.

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021:

	Three Months Ended
	March 31,		Change
	2022	2021	Amounts	%
	(In thousands except percentages)
Revenues:
Product sales, net	$9,010	$6,802	$2,208	32%
License and collaboration agreements	59	341	(282)	(83)%
Royalty income	225	180	45	25%
Total revenues	9,294	7,323	1,971	27%
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	1,777	1,390	387	28%
Research and development	9,945	5,479	4,466	82%
Sales and marketing	6,693	5,659	1,034	18%
General and administrative	8,548	5,115	3,433	67%
Amortization of acquired intangible assets	615	615	—	na
Total operating expenses	27,578	18,258	9,320	51%
Loss from operations	(18,284)	(10,935)	(7,349)	(67)%
Other income (expense):
Interest and other income	61	1	60	6000%
Interest expense	(1,194)	(1,346)	152	11%
Loss on extinguishment of debt	(1,559)	—	(1,559)	na
Other (expense) income, net	(2,692)	(1,345)	(1,347)	(100)%
Net loss	$(20,976)	$(12,280)	$(8,696)	(71)%

Product Sales, net

Product sales, net represents the gross sales of YUTIQ and DEXYCU less provisions for product sales allowances. Product sales, net increased by $2.2 million to $9.0 million for the three months ended March 31, 2022 compared to $6.8 million for the three months ended March 31, 2021. The increase was driven by increases in cataract surgeries and re-opening of ASCs. Customer demand has a direct impact on product orders from our specialty distributors that we record as net product sales. Net product revenue represents product purchased by our distributors whereas customer demand represents purchases of product by physician practices and ASCs from our distributors. The progression of the Pandemic and its effects on our business and operations remain uncertain at this time. Depending on the future developments that are uncertain and difficult to predict, including new information that may emerge concerning the Pandemic, our customer demand may be adversely affected in the future as well.

License and collaboration agreement

License and collaboration agreement revenues decreased by $282,000, or 83%, to $59,000 for the three months ended March 31, 2022 compared to $341,000 for the three months ended March 31, 2021. The decrease was primarily due to the reduction of revenue by $209,000 from Ocumension related to the additional technical assistance during the three months ended March 31, 2022.

Royalty Income

Royalty income increased by $45,000, or 25%, to $225,000 for the three months ended March 31, 2022 compared to $180,000 for the three months ended March 31, 2021. The increase was attributable to higher non-cash Alimera royalties payable to SWK.

Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Cost of sales, excluding amortization of acquired intangible assets, increased by $387,000, or 28%, to $1.8 million for the three months ended March 31, 2022 from $1.4 million for the three months ended March 31, 2021. This increase was primarily attributable to increased costs associated with higher product sales, primarily costs of goods and distribution fees.

Research and Development

Research and development expenses increased by $4.5 million, or 82%, to $9.9 million for the three months ended March 31, 2022 from $5.5 million for the same period in the prior year. This increase was attributable primarily to (i) $3.3 million of personnel related costs for investment in new employees across the research and clinical organizations, including $1.2 million of stock based compensation, and (ii) $1.5 million in increased clinical costs, primarily related to our ongoing EYP-1901 Phase 1 clinical trial and Phase 2 trial preparations, partially offset by a decrease of approximately $250,000 in other development costs.

Sales and Marketing

Sales and marketing expenses increased by $1.0 million, or 18%, to $6.7 million for the three months ended March 31, 2022 from $5.7 million for the same period in the prior year. This increase was primarily attributable to (i) $765,000 increase in commission due to our commercial partner for DEXYCU and (ii) $304,000 in other marketing and related expenses.

General and Administrative

General and administrative expenses increased by $3.4 million, or 67%, to $8.5 million for the three months ended March 31, 2022 from $5.1 million for the same period in the prior year. This increase was attributable primarily to (i) $2.7 million in personnel expense, including $484,000 of stock based compensation, for organizational expansion across executive, Finance, HR, and IT functions and (ii) $734,000 in legal and other professional services.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets totaled $615,000 for both the three months ended March 31, 2022 as well as the same period in the prior year. This amount was attributable to the DEXYCU product intangible asset that resulted from the Icon Acquisition (see Note 5).

Interest (Expense) Income

Interest expense totaled $1.2 million for the three months ended March 31, 2022. We incurred lower interest expense due to the conversion of debt from the CRG Loan to the SVB Loan, which carries a lower interest rate.  Interest expense in the three months ended March 31, 2021 was $1.3 million.

Interest income from amounts invested in an institutional money market fund increased to $61,000 for the three months ended March 31, 2022 compared to $1,000 in the prior year quarter, due primarily to cash invested in marketable securities in the current year.

Liquidity and Capital Resources

We have had a history of operating losses and an absence of significant recurring cash inflows from revenue, and at March 31, 2022 we had a total accumulated deficit of $590.1 million. Our operations have been financed primarily from sales of our equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from collaboration partners. In the first quarter of 2019, we commenced the U.S. launch of our first two commercial products, YUTIQ and DEXYCU. However, we have not received sufficient revenues from our product sales to fund operations and we do not expect revenues from our product sales to generate sufficient funding to sustain our operations in the near-term.

Financing Activities

During the three months ended March 31, 2021, we recorded net proceeds of $107.9 million from the issuance of shares of our common stock (“Common Stock”) in an underwritten public offering (see Note 9). We also sold shares of our Common Stock under our at-the-market facility during the three months ended March 31, 2021 and recorded net proceeds of approximately $499,000. During the three months ended March 31, 2022, we did not sell any shares of its common stock under the at-the-market facility but the program remains available for use.

On March 9, 2022 (the “SVB Closing Date”), we entered into a loan and security agreement (the “SVB Loan Agreement”) with Silicon Valley Bank (“SVB”) providing for (i) a senior secured term loan facility of $30.0 million (the “Term Facility”) and (ii) a senior secured revolving credit facility of up to $15.0 million (the “Revolving Facility” and together with the Term Facility, the “Credit Facilities”). The maximum amount available for borrowing at any time under the Revolving Facility is limited to a borrowing base valuation of our eligible accounts receivable. On the SVB Closing Date, $30.0 million of the Term Facility and $11.5 million of the Revolving Facility, were advanced, to pay off the CRG Loan, including the accrued interest through that date.

The loans under the Credit Facilities are due and payable on January 1, 2027 (the “SVB Maturity Date”). The Credit Facilities bear that is payable monthly in arrears at a per annum rate (subject to increase during an event of default) equal to (i) with respect to the Term Facility, the greater of (x) the Wall Street Journal prime rate plus 2.25% and (y) 5.50% and (ii) with respect to the Revolving Facility, the Wall Street Journal Prime Rate. An unused commitment fee of 0.25% per annum applies to unutilized borrowing capacity under the Revolving Facility. Commencing on February 1, 2024, we are required to repay the principal of the Term Facility in 36 consecutive equal monthly installments. At maturity or if earlier prepaid, we will also be required to pay an exit fee equal to 2.00% of the aggregate principal amount of the Term Facility.

The repayment of all unpaid principal and accrued interest under the Credit Facilities may be accelerated upon consummation of a specified change of control transaction or the occurrence of certain other events of default (as specified in the SVB Loan Agreement). Subject to certain exceptions, we are also required to make mandatory prepayments of outstanding loans under the Credit Facilities with the proceeds of asset sales and insurance proceeds, which amounts in the case of the Revolving Facility, subject to the conditions set forth in the SVB Loan Agreement, may be re-borrowed. In addition, we may make a voluntary prepayment of the SVB Loan, in whole but not in part, at any time. All mandatory and voluntary prepayments of the Term Facility are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs on or prior to March 9, 2023, 3% of the aggregate outstanding principal amount of the Term Facility being prepaid, (ii) if prepayment occurs after March 9, 2023 but on or prior to March 9, 2024, an amount equal to 2% of the aggregate outstanding principal amount of the Term Facility being prepaid, (iii) if prepayment occurs after March 9, 2024 but on or prior to March 9, 2025, an amount equal to 1% of the aggregate outstanding principal amount of the Term Facility being prepaid, and (iv) if prepayment occurs after March 9, 2025 but prior to January 1, 2027, an amount equal to 0.5% of the aggregate outstanding principal amount of the Term Facility being prepaid. We may voluntarily terminate the Revolving Facility at any time, subject to the payment of a termination fee as follows: (i) if such termination occurs on or prior to March 9, 2023, an amount equal to 3.0% of the Revolving Facility and (ii) if such termination occurs after March 9, 2023, 1.0% of the Revolving Facility.

Certain of our future subsidiaries will be required to become co-borrowers under the SVB Loan Agreement or guarantee the obligations of ours under the SVB Loan Agreement. Our obligations under the SVB Loan Agreement and the guarantee of such obligations are secured by a pledge of substantially all of our and such subsidiaries’ assets, excluding intellectual property.

The SVB Loan Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on our and our subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, enter into affiliate transactions and change its line of business, in each case, subject to certain exceptions. In addition, the SVB Loan Agreement contains the following quarterly financial covenants requiring the Company to maintain either:

•

minimum product revenue from YUTIQ® and DEXYCU® assessed on a quarterly basis commencing from the three-month period ending on March 31, 2022 through the SVB Maturity Date, with such minimum quarterly product revenue ranging from approximately $7.8 million to approximately $11.5 million in fiscal year 2022. Such minimum quarterly product revenue will be subject to incremental increases in fiscal year 2023 and will thereafter be such amounts as agreed upon between us and SVB based on certain agreed-upon factors commencing for the three-month period ending on March 31, 2024 and for each three-month period thereafter through the SVB Maturity Date; or

•

if we are unable to achieve the minimum quarterly product revenue level required as of the end of any three-month period, cash and cash equivalents in an amount equal to the greater of (i) $50,000,000 and (ii) our six-month Cash Burn (as defined in the SVB Loan Agreement).

Future Funding Requirements

At March 31, 2022, we had cash, cash equivalents, and marketable securities of $190.8 million. We expect that our cash and cash equivalents combined with anticipated net cash inflows from net product sales will fund our operating plan into the second half of 2024, under current expectations regarding the timing and outcomes of our Phase 2 clinical trials for EYP-1901 for the treatment of wet AMD, NPDR, and DME. Due to the difficulty and uncertainty associated with the design and implementation of clinical trials, we will continue to assess our cash and cash equivalents and future funding requirements.  However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations.

Actual cash requirements could differ from management’s projections due to many factors, including cash generation from sales of YUTIQ and DEXYCU, additional investments in research and development programs, clinical trial expenses for EYP-1901, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities. In addition, the Pandemic has had, and may continue to have, a material and adverse impact on our business, including as a result of preventive and precautionary measures that we, other businesses, and governments are taking. Due to these impacts and measures, we have experienced and may continue to experience significant and unpredictable reductions in the demand for our commercial products as customers have shut down their facilities and non-essential surgical procedures have been postponed in an effort to promote social distancing and to redirect medical resources and priorities towards the treatment of COVID-19.

The amount of additional capital we will require will be influenced by many factors, including, but not limited to:

•	the potential for EYP-1901, as a sustained delivery intravitreal anti-VEGF treatment for wet AMD, NPDR, and DME;
•	our expectations regarding the timing and clinical development of our product candidates, including EYP-1901;
•	the success of our U.S. direct commercialization of YUTIQ and DEXYCU;
•	the cost of commercialization activities for YUTIQ and DEXYCU, including product manufacturing, marketing, sales and distribution;
•	the scheduled December 31, 2022 expiration of pass-through coverage under which DEXYCU is reimbursed for Medicare Part B patients, if not otherwise extended;
•	whether and to what extent we internally fund, whether and when we initiate, and how we conduct additional pipeline product development programs;
•	payments we receive under any new collaboration agreements;
•	whether and when we are able to enter into strategic arrangements for our products or product candidates and the nature of those arrangements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims;
•	changes in our operating plan, resulting in increases or decreases in our need for capital;
•	our views on the availability, timing and desirability of raising capital; and
•	the extent to which our business could be adversely impacted by the effects of the Pandemic or by other pandemics, epidemics or outbreaks.

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

Our consolidated statements of historical cash flows are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021	Change
Net loss:	$(20,976)	$(12,280)	$(8,696)
Changes in operating assets and liabilities	(5,024)	(4,641)	(383)
Other adjustments to reconcile net loss to cash flows from operating activities	5,842	1,822	4,020
Net cash used in operating activities	$(20,158)	$(15,099)	$(5,059)
Net cash used in investing activities	$(56,442)	$-	$(56,442)
Net cash (used in) provided by financing activities	$(448)	$108,769	$(109,217)

Operating cash outflows for the three months ended March 31, 2022 totaled $20.2 million, primarily due to our net loss of $21.0 million, reduced by $5.8 million of non-cash expenses, which included $3.5 million of stock-based compensation, $1.6 million of loss on extinguishment of debt, $615,000 of amortization of the DEXYCU finite-lived intangible asset, and $110,000 of amortization of debt discount and premium and discount on available-for-sale marketable securities, partially offset by $2.9 million of accounts receivable and other assets and $2.1 million of accounts payable and accrued expenses.

Operating cash outflows for the three months ended March 31, 2021 totaled $15.1 million, primarily due to our net loss of $12.3 million, reduced by $1.8 million of non-cash expenses, which included $988,000 of stock-based compensation, $615,000 of amortization of the DEXYCU finite-lived intangible asset, and $147,000 of amortization of debt discount.

For the three months ended March 31, 2022, $56.3 million of cash was used to purchase marketable securities, as well as $149,000 for the purchase of property and equipment.

For the three months ended March 31, 2021, there was no net cash used in investing activities.

Net cash used in financing activities for the three months ended March 31, 2022 totaled $448,000 and consisted of the following:

(i)	$38.2 million used to pay off the CRG loan;
(ii)	$2.3 million used to extinguish debt costs related to the CRG loan;
(iii)	$30.0 million of proceeds from the issuance for long-term debt related to the SVB loan;
(iv)	$10.5 million of proceeds from the revolving facility.

Net cash provided by financing activities for the three months ended March 31, 2021 totaled $108.8 million and consisted of the following:

(i)	$107.9 million of net proceeds from the issuance of 10,465,000 shares of our Common Stock;
(ii)	$499,000 of net proceeds from the issuance of 48,538 shares of our Common Stock sold utilizing our ATM; and

(iii)	$173,000 of proceeds from stock issued under our employee stock purchase plan.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various routine legal proceedings and claims incidental to our business, which management believes will not have a material effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, “Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 14, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

Amendment #1 to Exclusive License Agreement with Equinox Sciences, LLC

On May 2, 2022 (the “Effective Date”), EyePoint Pharmaceuticals, Inc. (the “Company”) entered into Amendment #1 (the “First Amendment”) to that certain Exclusive License Agreement, dated February 3, 2020 (the “Equinox License Agreement”), with Equinox Sciences, LLC (“Equinox”) regarding the Company’s exclusive, sublicensable, royalty-bearing right and license to certain intellectual property rights to research, develop, make, have made, use, sell, offer for sale and import the compound vorolanib (the “Compound”) and any pharmaceutical products comprising the Compound for local delivery to the eye for the prevention or treatment of age-related macular degeneration, retinal vein occlusion and diabetic retinopathy using the Company’s proprietary localized delivery technologies (the “Original Field”), in each case, throughout the world except the People’s Republic of China, Hong Kong, Taiwan and Macau. Pursuant to the First Amendment, the Original Field was expanded to cover the prevention or treatment of ophthalmology indications using the Company’s proprietary localized delivery technologies and certain conforming changes were made to the Equinox License Agreement in connection therewith.

Exclusive License Agreement with Betta Pharmaceuticals, Co., Ltd.

On the Effective Date and in accordance with the terms of the Equinox License Agreement, the Company entered into an Exclusive License Agreement (the “Betta License Agreement”) with Betta Pharmaceuticals Co., Ltd. (“Betta”), an affiliate of Equinox. Under the Betta License Agreement, the Company granted to Betta an exclusive, sublicensable, royalty-bearing license under certain of the Company’s intellectual property to develop, use (but not make or have made), sell, offer for sale and import the Company’s product candidate, EYP-1901, an investigational sustained delivery intravitreal anti-VEGF treatment that combines a bioerodible formulation of the Company’s proprietary sustained-release technology with the Compound (the “Licensed Product”), in the field of ophthalmology (except diabetic macular edema unless permitted pursuant to the Company’s existing agreement with Alimera Sciences, Inc.) (the “Betta Field”) in the People’s Republic of China, Hong Kong, Taiwan and Macau (the “Betta Territory”). The Company retained rights under the Company’s intellectual property to, among other things, conduct clinical trials on the Licensed Product in the Betta Field in the Betta Territory.

Under the Betta License Agreement, Betta has agreed that during the term of the Betta License Agreement it will not, directly or indirectly, anywhere in the world, develop, manufacture or commercialize any pharmaceutical product containing a locally delivered tyrosine kinase inhibitor other than the Licensed Product (a “Competing Product”) in the Betta Field, or grant any license, sublicense or option to any third party to do so or otherwise transfer or sell any rights in any Competing Product in the Betta Field.  The Company has also agreed that during the term it will not, directly or indirectly, anywhere in the Betta Territory, develop, manufacture or commercialize a Competing Product in the Betta Field, or grant any license, sublicense or option to any third party to do so or otherwise transfer or sell any rights in any Competing Product in the Betta Field, subject to certain exceptions in the event that the Company is acquired by a third party or the Company acquires a third party with a product in development or commercialization that would otherwise violate these restrictions.

In consideration for the rights granted by the Company, Betta agreed to pay the Company tiered, mid-to-high single-digit royalties based upon annual net sales of Licensed Products in the Betta Territory. The royalties are payable on a Licensed Product-by-Licensed Product and region-by-region basis commencing on the first commercial sale of a Licensed Product in a region and continuing until the later of (i) the date that is twelve (12) years after first commercial sale of such Licensed Product in such region, and (ii) the first day of the month following the month in which a generic product corresponding to such Licensed Product is launched in the relevant region (collectively, the “Royalty Term”). The royalty rate is subject to reduction under certain circumstances, including when there is no valid claim of a licensed patent that covers a Licensed Product in a particular region.

Betta is responsible for all costs relating to development, registration, manufacturing, marketing, advertising, promotional, launch and sales activities in connection with the Licensed Products in the Betta Field in the Betta Territory. Betta is required to use commercially reasonable efforts to develop, seek regulatory approval for, and commercialize at least one Licensed Product in the Betta Field in the Betta Territory. The Betta License Agreement also requires Betta to achieve certain diligence milestones relating to regulatory filings, patient dosing and regulatory approval by certain specified deadlines set forth in the Betta License Agreement, subject to certain exceptions and extensions as set forth in the Betta License Agreement. Betta’s development activities will be conducted pursuant to a development plan subject to periodic updates. In the event that the Company conducts a global registrational clinical trial for a Licensed Product in the Betta Field, Betta will have the right to participate in such clinical trial by including clinical trial sites in the Betta Territory in accordance with the terms of the Betta License Agreement. The Company has also agreed to provide certain technology transfer and other support services to Betta subject to certain conditions and limitations set forth in the Betta License Agreement.

A joint steering committee will be established between the Company and Betta to review and oversee the development and commercialization of Licensed Products in the Betta Field in the Betta Territory and to coordinate the parties’ activities under the Betta License Agreement. The Company and Betta also agreed to entered into a clinical supply agreement and quality agreement within a certain period of time after the Effective Date pursuant to which the Company will supply to Betta quantities of the Licensed Products to support the development of Licensed Products in the Betta Field in the Betta Territory. The parties also agreed to negotiate in good faith the terms of and enter into a commercial supply agreement and related quality agreement within a certain period of time prior to the anticipated date of regulatory approval of a Licensed Product in China pursuant to which the Company will supply to Betta quantities of the Licensed Products to support the commercialization of Licensed Products in the Betta Field in the Betta Territory.

The Betta License Agreement will expire on a Licensed Product-by-Licensed Product and region-by-region basis on the date of the expiration of the applicable Royalty Term. Upon expiration of the Betta License Agreement, Betta will have a non-exclusive, fully paid, sublicensable, perpetual license under the Company’s intellectual property to develop, use (but not make or have made), sell, offer for sale and import the Licensed Products in the Betta Field in the Betta Territory. Either party may terminate the Betta License Agreement for the other party’s material breach following a cure period or upon certain bankruptcy or insolvency events. Betta may terminate the Betta License Agreement at its sole discretion and without any penalty or liability for any reason or no reason upon ninety (90) calendar days’ prior written notice to the Company if notice is provided prior to receipt of regulatory approval for a Licensed Product in the Betta Field in the Betta Territory, or upon one hundred eighty (180) calendar days’ prior written notice to the Company if notice is provided after receipt of regulatory approval for a Licensed Product in the Betta Field in the Betta Territory. The Company may terminate the Betta License Agreement upon three (3) months’ prior written notice to Betta in the event the Company discontinues development or commercialization of a Licensed Product in the United States due to the Company’s reasonable determination of certain material efficacy or safety issues. In the event of termination of the Betta License Agreement for any reason all rights and licenses granted to Betta from the Company shall terminate, subject to certain exceptions depending on the applicable termination provision, including an option for Betta to retain the exclusive license in the event the Company terminates the Betta License Agreement due to a material efficacy issue.

The Betta License Agreement includes customary representations and warranties, covenants, intellectual property provisions and indemnification obligations for a transaction of this nature. Betta is also subject to a standstill provision prohibiting Betta from directly or indirectly taking certain actions with respect to the Company for a period of time commencing on the Effective Date.

The foregoing description of the First Amendment and the Betta License Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the First Amendment and the Betta License Agreement, which will be filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2022.

Item 6.	Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1

3.2	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	10-K	09/13/17	3.2

3.3	Certificate of Correction to Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	8-K	04/02/18	3.1

3.4	Certificate of Amendment of Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/27/18	3.1

3.5	By-Laws of EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	3.5

3.6	Amendment No. 1 to the By-Laws of EyePoint Pharmaceuticals, Inc.	8-K	11/06/18	3.1

3.7	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	6/23/20	3.1

3.8	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	12/08/20	3.1

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1

4.2	Warrant to Purchase Common Stock of pSivida Corp., issued March 28, 2018, to SWK Funding, LLC	8-K	3/29/18	4.1

4.3	Registration Rights Agreement, dated as of March 28, 2018, by and among pSivida Corp. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P.	8-K	3/29/18	10.3

4.4	Second Registration Rights Agreement, dated as of June 25, 2018, by and among EyePoint Pharmaceuticals, Inc. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P. and each other person identified on the signature pages thereto	8-K	06/27/18	10.1

4.5	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	11/19/21	4.1

10.1	Employment Agreement, dated January 10, 2022, by and between EyePoint Pharmaceuticals, Inc. and Michael, C. Pine	8-K	01/10/22	10.1

10.2	Fourth Amendment to Lease, dated March 8, 2022, between GRE Riverworks, LLC and EyePoint Pharmaceuticals, Inc.	10-K	03/14/22	10.28

10.3#	Loan and Security Agreement, dated March 9, 2022, among EyePoint Pharmaceuticals, Inc., EyePoint Pharmaceuticals US, Inc., Icon Bioscience, Inc. and Silicon Valley Bank	10-K	03/14/22	10.46

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

#

Portions of this exhibit have been omitted in compliance with Item 601(b)(10) of Regulation S-K. The Company agrees to furnish a supplemental copy of the exhibit or any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EyePoint Pharmaceuticals, Inc.

Date: May 6, 2022	By:	/s/ Nancy Lurker
	Name:	Nancy Lurker
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2022	By:	/s/ George O. Elston
	Name:	George O. Elston
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)