Form 10-Q
period 2022-06-30
EyePoint Pharmaceuticals, Inc.
filed 2022-08-05
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

There were 34,071,899 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 1, 2022.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$82,134	$178,593
Marketable securities	89,033	32,965
Accounts and other receivables, net	22,594	18,354
Prepaid expenses and other current assets	8,851	4,217
Inventory	3,254	3,616
Total current assets	205,866	237,745
Property and equipment, net	1,111	476
Operating lease right-of-use assets	4,787	2,252
Intangible assets, net	21,519	22,749
Restricted cash	150	150
Total assets	$233,433	$263,372
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,058	$7,385
Accrued expenses	14,312	14,422
Deferred revenue	1,137	1,069
Short-term borrowings	10,475	—
Other current liabilities	408	782
Total current liabilities	33,390	23,658
Long-term debt	29,181	36,562
Deferred revenue – noncurrent	14,070	14,560
Operating lease liabilities – noncurrent	4,826	1,860
Other long-term liabilities	600	2,352
Total liabilities	82,067	78,992
Contingencies (Note 13)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at June 30, 2022 and December 31, 2021; 34,052,616 and 33,905,826 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	34	34
Additional paid-in capital	760,209	752,602
Accumulated deficit	(609,479)	(569,097)
Accumulated other comprehensive income	602	841
Total stockholders' equity	151,366	184,380
Total liabilities and stockholders' equity	$233,433	$263,372

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues:
Product sales, net	$11,318	$8,738	$20,328	$15,540
License and collaboration agreements	49	94	108	435
Royalty income	198	181	423	361
Total revenues	11,565	9,013	20,859	16,336
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	1,734	1,929	3,511	3,319
Research and development	12,992	5,605	22,937	11,084
Sales and marketing	6,883	6,659	13,576	12,318
General and administrative	8,557	5,184	17,106	10,299
Amortization of acquired intangible assets	615	615	1,230	1,230
Total operating expenses	30,781	19,992	58,360	38,250
Loss from operations	(19,216)	(10,979)	(37,501)	(21,914)
Other income (expense):
Interest and other income, net	362	280	423	281
Interest expense	(552)	(1,376)	(1,745)	(2,722)
Gain (loss) on extinguishment of debt	—	2,065	(1,559)	2,065
Total other income (expense), net	(190)	969	(2,881)	(376)
Net loss	$(19,406)	$(10,010)	$(40,382)	$(22,290)
Net loss per share - basic and diluted	$(0.52)	$(0.35)	$(1.08)	$(0.83)
Weighted average shares outstanding - basic and diluted	37,322	28,744	37,288	26,750

Net loss	$(19,406)	$(10,010)	$(40,382)	$(22,290)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax of $0 for periods presented	(186)	—	(239)	—
Comprehensive loss	$(19,592)	$(10,010)	$(40,621)	$(22,290)

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands except share data)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance at April 1, 2021	28,741,475	$29	$637,797	$(522,960)	$841	$115,707
Net loss	—	—	—	(10,010)	—	(10,010)
Vesting of stock units	12,717	—	(12)	—	—	(12)
Stock-based compensation	—	—	1,180	—	—	1,180
Balance at June 30, 2021	28,754,192	$29	$638,965	$(532,970)	$841	$106,865

Balance at April 1, 2022	34,047,128	$34	$756,070	$(590,073)	$788	$166,819
Net loss	—	—	—	(19,406)	—	(19,406)
Other comprehensive loss	—	—	—	—	(186)	(186)
Issuance of stock, net of issue costs	—	—	20	—	—	20
Employee stock purchase plan	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—
Vesting of stock units	5,488	—	(21)	—	—	(21)
Stock-based compensation	—	—	4,140	—	—	4,140
Balance at June 30, 2022	34,052,616	$34	$760,209	$(609,479)	$602	$151,366

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance at January 1, 2021	18,139,981	$18	$528,362	$(510,680)	$841	$18,541
Net loss	—	—	—	(22,290)	—	(22,290)
Other comprehensive loss	—	—	—	—	—	—
Issuance of stock, net of issue costs	10,513,538	11	108,392	—	—	108,403
Employee stock purchase plan	27,713	—	173	—	—	173
Exercise of stock options	827	—	10	—	—	10
Vesting of stock units	72,133	—	(140)	—	—	(140)
Stock-based compensation	—	—	2,168	—	—	2,168
Balance at June 30, 2021	28,754,192	$29	$638,965	$(532,970)	$841	$106,865

Balance at January 1, 2022	33,905,826	$34	$752,602	$(569,097)	$841	$184,380
Net loss	—	—	—	(40,382)	—	(40,382)
Other comprehensive loss	—	—	—	—	(239)	(239)
Issuance of stock, net of issue costs	—	—	20	—	—	20
Employee stock purchase plan	28,504	—	201	—	—	201
Exercise of stock options	4,223	—	40	—	—	40
Vesting of stock units	114,063	—	(271)	—	—	(271)
Stock-based compensation	—	—	7,617	—	—	7,617
Balance at June 30, 2022	34,052,616	$34	$760,209	$(609,479)	$602	$151,366

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(40,382)	$(22,290)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization of intangible assets	1,230	1,230
Depreciation of property and equipment	170	142
Amortization of debt discount and premium and discount on available-for-sale marketable securities	(4)	300
(Gain) loss on extinguishment of debt	1,559	(2,065)
Stock-based compensation	7,617	2,168
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(9,310)	(5,943)
Inventory	362	(43)
Accounts payable and accrued expenses	(90)	1,354
Right-of-use assets and operating lease liabilities	(10)	(74)
Deferred revenue	(423)	(421)
Net cash used in operating activities	(39,281)	(25,642)
Cash flows from investing activities:
Purchases of marketable securities	(92,087)	—
Sales and maturities of marketable securities	36,000	—
Purchases of property and equipment	(367)	(25)
Net cash used in investing activities	(56,454)	(25)
Cash flows from financing activities:
Proceeds from issuance of stock	—	115,666
Proceeds from issuance of long-term debt	30,000	—
Payment of equity and debt issue costs	(573)	(7,263)
Payment of long-term debt	(38,235)	—
Payment of extinguishment of debt costs	(2,294)	—
Borrowings under revolving facility	21,934	—
Repayment under revolving facility	(11,459)	—
Net settlement of stock units to satisfy statutory tax withholding	(271)	(140)
Proceeds from exercise of stock options	241	183
Principal payments on finance lease obligations	(67)	(58)
Net cash (used in) provided by financing activities	(724)	108,388
Net increase (decrease) in cash, cash equivalents and restricted cash	(96,459)	82,721
Cash, cash equivalents and restricted cash at beginning of period	178,743	45,059
Cash, cash equivalents and restricted cash at end of period	$82,284	$127,780
Supplemental cash flow information:
Cash interest paid	$1,349	$2,403
Supplemental disclosure of non-cash investing and financing activities:
Stock issuance costs	$—	$65
Debt issue costs	$26	$—
Accrued term loan exit fee	$600	$—
Payments forgiven under paycheck protection program loan	$—	$2,041

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Operations

The accompanying condensed consolidated financial statements of EyePoint Pharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, the “Company”), as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2021, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods indicated. The preparation of financial statements in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year or any future period.

The Company is a pharmaceutical company committed to developing and commercializing innovative therapeutics to help improve the lives of patients with serious eye disorders. The Company’s pipeline leverages its proprietary Durasert® technology for sustained intraocular drug delivery including EYP-1901, an investigational sustained delivery anti-VEGF treatment initially targeting wet age-related macular degeneration (“wet AMD”), the leading cause of vision loss among people 50 years of age and older in the United States. The Company also has two commercial products: YUTIQ®, a once every three-year treatment for chronic non-infectious uveitis affecting the posterior segment of the eye, and DEXYCU®, a single-dose treatment for postoperative inflammation following ocular surgery. Both commercial products are currently being sold in the United States.

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

Effects of the COVID-19 Coronavirus Pandemic

The ongoing COVID-19 coronavirus pandemic (the “Pandemic”) has had a material and adverse impact on the Company’s business. The duration and full extent to which the Pandemic impacts the Company’s business, revenues, financial condition and cash flows depends on future developments that are highly uncertain, subject to change and are difficult to predict, including new information that may emerge concerning the Pandemic, and may cause intermittent or prolonged periods of reduced patient services at the Company’s customers’ facilities, which may negatively affect customer demand. The Company’s revenues, financial condition and cash flows may be adversely affected in the future as well. The Company is continuously monitoring the Pandemic and its potential effect on the Company’s financial position, results of operations and cash flows. This uncertainty could have an impact in future periods on certain estimates used in the preparation of the Company’s periodic financial results, including reserves for variable consideration related to product sales, realizability of certain receivables, assessment for excess or obsolete inventory and impairment of long-lived assets. Uncertainty around the extent and length of time of the Pandemic, and any future related financial impact cannot be reasonably estimated at this time.

Liquidity

The Company had cash, cash equivalents and investments in marketable securities of $171.2 million at June 30, 2022. The Company has a history of operating losses and has not had significant recurring cash inflows from revenue. The Company’s operations have been financed primarily from sales of its equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from its collaboration partners. The Company anticipates that it will continue to incur losses as it continues the research and development of its product candidates and the Company does not expect revenues from its product sales to generate sufficient funding to sustain its operations in the near-term. The Company expects to continue fulfilling its funding needs through cash inflows from revenues of its product sales, licensing and research collaboration transactions, additional equity capital raises and other arrangements. The Company believes that its cash, cash equivalents and investments in marketable securities of $171.2 million at June 30, 2022 coupled with expected cash inflows from its product sales will enable the Company to fund its current and planned operations for at least the next twelve months from the date these consolidated financial statements were issued. Actual cash requirements could differ from management’s projections due to many factors, including the continued effect of the Pandemic on the Company’s business and the medical community, the timing and results of the Company’s clinical trials for EYP-1901, additional investments in research and development programs, the success of ongoing commercialization efforts for YUTIQ and DEXYCU, the actual costs of these ongoing commercialization efforts, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

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

2.
Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within the contract, determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value-add and other taxes collected on behalf of third parties are excluded from revenue.

Product sales, net — The Company sells YUTIQ and DEXYCU to a limited number of specialty distributors and specialty pharmacies (collectively the “Distributors”) in the U.S., with whom the Company has entered into formal agreements, for delivery to physician practices for YUTIQ and to hospital outpatient departments and ambulatory surgical centers for DEXYCU. The Company recognizes revenue on sales of its products when Distributors obtain control of the products, which occurs at a point in time, typically upon delivery. In addition to agreements with Distributors, the Company also enters into arrangements with healthcare providers, ambulatory surgical centers and payors that provide for government mandated and/or privately negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s products from Distributors.

Reserves for variable consideration — Product sales are recorded at the wholesale acquisition costs, net of applicable reserves for variable consideration. Components of variable consideration include trade discounts and allowances, provider chargebacks and discounts, payor rebates, product returns and other allowances that are offered within contracts between the Company and its Distributors, payors and other contracted purchasers relating to the Company’s product sales. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified either as reductions of product revenue and accounts receivable or a current liability, depending on how the amount is to be settled. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the estimates, the Company adjusts product revenue and earnings in the period such variances become known.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2022.

Royalties — The Company recognizes revenue from license arrangements with its commercial partners’ net sales of products. Such revenues are included as royalty income. In accordance with ASC 606-10-55-65, royalties are recognized when the subsequent sale of the commercial partner’s products occurs. The Company’s commercial partners are obligated to report their net product sales and the resulting royalty due to the Company typically within 60-days from the end of each quarter. Based on historical product sales, royalty receipts and other relevant information, the Company recognizes royalty income each quarter and subsequently determines a true-up when it receives royalty reports and payment from its commercial partners. Historically, these true-up adjustments have been immaterial.

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

For the three months ended June 30, 2022 and 2021, the Company accrued DEXYCU product revenue-based royalty expense of $441,000 and $648,000, respectively, as a component of cost of sales. For the six months ended June 30, 2022 and 2021, the Company accrued DEXYCU product revenue-based royalty expense of $1.1 million and $1.1 million, respectively, as a component of cost of sales.

3.
Revenue

Product Revenue Reserves and Allowances

The Company’s product revenues have been primarily from sales of YUTIQ and DEXYCU in the U.S.

Net product revenues by product for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

YUTIQ (A)	$7,421	$4,166	$12,032	$7,196
DEXYCU (B)	3,897	4,572	8,296	8,344
Total product sales, net	$11,318	$8,738	$20,328	$15,540

(a)
Included approximately $11 and $67 of revenue from YUTIQ product sales to Ocumension under a supply agreement for the three and six months ended June 30, 2022, respectively, and approximately $14 and $19 of revenue from YUTIQ product sales to Ocumension under a supply agreement for the three and six months ended June 30, 2021, respectively.
(b)
No revenue was recognized from DEXYCU product sales to Ocumension under a supply agreement for the three and six months ended June 30, 2022, and no revenue was recognized from DEXYCU product sales to Ocumension for the three and six months ended June 30, 2021.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2022 and 2021 (in thousands):

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2022	$1,153	$1,821	$379	$3,353
Provision related to sales in the current year	6,580	3,554	329	10,463
Adjustments related to prior period sales				—
Deductions applied and payments made	(5,698)	(3,490)	(198)	(9,386)
Ending balance at June 30, 2022	$2,035	$1,885	$510	$4,430

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2021	$574	$535	$603	$1,712
Provision related to sales in the current year	2,932	1,965	497	5,394
Adjustments related to prior period sales	(50)	(22)	(100)	(172)
Deductions applied and payments made	(2,229)	(1,121)	(581)	(3,931)
Ending balance at June 30, 2021	$1,227	$1,357	$419	$3,003

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

The Company recognized $198,000 and $423,000 of royalty revenue related to the RPA for the three and six months ended June 30, 2022, in connection with the royalty payment of $617,000 and $1.3 million for the three and six months ended June 30, 2022 from Alimera to SWK, pursuant to the Amended Alimera Agreement. The Company recognized $181,000 and $361,000 of royalty revenue related to the RPA for the three and six months ended June 30, 2021, in connection with the royalty payment of $583,000 and $1.2 million for the three and six months ended June 30, 2021 from Alimera to SWK, pursuant to the Amended Alimera Agreement. As of June 30, 2022, the Company had $1.1 million and $14.1 million as current and non-current deferred revenue recognized under royalty sale agreement, respectively. As of December 31, 2021, the Company classified $1.1 million and $14.6 million as current and non-current deferred revenue recognized under royalty sale agreement, respectively.

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

The Company was required to provide a fixed number of hours of technical assistance support to Ocumension at no cost. This support has been completed and no future performance obligation exists. Ocumension is responsible for all development, regulatory and commercial costs, including any additional technical assistance requested. Ocumension has a first right of negotiation for an additional exclusive license to the Company’s shorter-duration line extension candidate for this indication.

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

In August 2020, the Company entered into a Memorandum of Understanding (“2020 MOU”), pursuant to which, the Company received a one-time non-refundable payment of $9.5 million (the “Accelerated Milestone Payment”) from Ocumension as a full and final payment of the combined remaining development, regulatory and sales milestone payments under the Company’s license agreements with Ocumension for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye and for the treatment of post-operative inflammation following ocular surgery, respectively. Upon payment of the Accelerated Milestone Payment, the remaining $11.75 million in combined remaining development and sales milestone payments under the Company’s original license agreement with Ocumension upon the achievement by Ocumension of (i) remaining development and regulatory milestones of $6.25 million and commercial sales-based milestones of $3.0 million for the development and commercialization of its three-year micro insert using the Durasert technology for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye; and (ii) $6.0 million upon the achievement by Ocumension of certain prescribed development and regulatory milestones, and $6.0 million commercial sales-based milestones for the development and commercialization in Mainland China, Hong Kong, Macau and Taiwan of DEXYCU for the treatment of post-operative inflammation following ocular surgery, totaling up to $21.25 million, were permanently extinguished and will no longer be due and owed to the Company. In exchange, Ocumension also received exclusive rights to develop and commercialize YUTIQ and DEXYCU products under its own brand names in South Korea and other jurisdictions across Southeast Asia in Brunei, Burma (Myanmar), Cambodia, Timor-Leste, Indonesia, Laos, Malaysia, the Philippines, Singapore, Thailand and Vietnam, at its own cost and expense with the Company supplying product for clinical trials and commercial sale. The Company continues to be entitled to royalties on future product sales by Ocumension. In April 2021, Ocumension announced its filing of a New Drug Application (“NDA”) for YUTIQ under Ocumension’s distinct name to Chinese regulatory authorities and it is under review. Ocumension has been granted approval to have its NDA submission reviewed based on the U.S. NDA data and the real-world data Ocumension has collected from marketing the product in Hainan Pilot Zone. In September 2021, Ocumension announced its receipt of approval from Chinese regulatory authorities for DEXYCU under Ocumension’s distinct name to conduct a Phase 3 clinical trial in China. In June 2022, Ocumension announced its receipt of approval of the NDA from Chinese regulatory authorities for YUTIQ under Ocumension’s distinct name.

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

During the three and six months ended June 30, 2022, in addition to $11,000 and $67,000 of revenue from product sales, respectively, the Company recognized approximately $49,000 and $108,000 of license and collaboration revenue, respectively, related to additional technical assistance. During the three and six months ended June 30, 2021, the Company recognized $91,000 and $360,000, respectively, related to additional technical assistance.

Exclusive License Agreement with Betta Pharmaceuticals, Co., Ltd.

On May 2, 2022, the Company entered into an Exclusive License Agreement (the “Betta License Agreement”) with Betta Pharmaceuticals Co., Ltd. (“Betta”), an affiliate of Equinox Sciences, LLC (“Equinox”) (see Note 11). Under the Betta License Agreement, the Company granted to Betta an exclusive, sublicensable, royalty-bearing license under certain of the Company’s intellectual property to develop, use (but not make or have made), sell, offer for sale and import the Company’s product candidate, EYP-1901, an investigational sustained delivery intravitreal anti-VEGF treatment that combines a bioerodible formulation of the Company’s proprietary sustained-release technology with the compound vorolanib (the “Licensed Product”), in the field of ophthalmology (the “Betta Field”) in the Greater Area of China, including China, the Hong Kong Special Administrative Region, the Macau Special Administrative Region, and Taiwan (the “Betta Territory”). The Company retained rights under the Company’s intellectual property to, among other things, conduct clinical trials on the Licensed Product in the Betta Field in the Betta Territory.

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

Research Collaborations

The Company from time to time enters into agreements to evaluate the potential use of its technology systems for sustained release of third-party partner drug candidates. Consideration received is generally recognized as revenue over the term of the research collaborations. Revenue recognition for consideration, if any, related to a license option right is assessed based on the terms of any such future license agreement or is otherwise recognized at the completion of the research collaborations. No revenues were recognized under research collaborations for the three months ended June 30, 2022 and 2021, and $0 and $60,000 for the six months ended June 30, 2022 and 2021, respectively.

4.
Inventory

Inventory consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$1,946	$2,727
Work in process	595	405
Finished goods	713	484
Total inventory	$3,254	$3,616

5.
Intangible Assets

The reconciliation of intangible assets for the six months ended June 30, 2022 and 2021 (in thousands) was as follows:

	June 30,	June 30,
	2022	2021
Patented technologies
Gross carrying amount at beginning of period	$68,322	$68,322
Gross carrying amount at end of period	68,322	68,322
Accumulated amortization at beginning of period	(45,573)	(43,113)
Amortization expense	(1,230)	(1,230)
Accumulated amortization at end of period	(46,803)	(44,343)
Net book value at end of period	$21,519	$23,979

The Company amortizes intangible assets with finite lives on a straight-line basis over their respective estimated useful lives of 13 years. Amortization of intangible assets totaled $615,000 and $1.2 million for each of the three and six months ended June 30, 2022 and 2021, respectively.

In connection with the Company’s acquisition of Icon Bioscience, Inc., the initial purchase price was attributed to the DEXYCU product intangible asset. This finite-lived intangible asset is being amortized on a straight-line basis over its expected remaining useful life of 8.75 years at the rate of approximately $2.5 million per year. Amortization expense was reported as a component of cost of sales for the three and six months ended June 30, 2022 and 2021, respectively.

6.
Accrued Expenses

Accrued expenses consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021

Personnel costs	$4,881	$7,321
Clinical trial costs	2,243	753
Professional fees	505	712
Sales chargebacks, rebates and other revenue reserves	3,920	2,974
Commissions due to DEXYCU commercial partner	1,837	1,518
Other	926	1,144
	$14,312	$14,422

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

On March 8, 2022, the Company further amended the lease (i) to extend the term to May 31, 2028 for 13,650 square feet of laboratory and manufacturing operations space, with the landlord agreeing to provide the Company a construction allowance of up to $555,960 to be applied toward upgrades and improvements within the space; (ii) to rent an additional 11,999 square feet of office space within the building through May 31, 2028 ("New Premises”); and (iii) to terminate a portion of the lease comprising 7,999 square feet of office space in the building in accordance with its existing contractual term on May 31, 2025. The amendment also reinstated the Company’s right to extend the lease for the space it occupies after May 31, 2025 for one additional period of five years. Rent for the extension period would be at the fair market rent for comparable space in comparable properties in the Watertown area.

During the three months ended June 30, 2022, the Company recorded an out-of-period adjustment. This adjustment was identified and corrected during the current financial closing process, and related to the quarterly period ended March 31, 2022 but was not reflected in its prior filings because it was deemed immaterial. The out-of-period adjustment reflected a $2.9 million increase to the Company’s lease liabilities and ROU assets resulting from the lease amendment for the term extension of the laboratory and manufacturing operations space. This out-of-period adjustment did not impact the Company’s statement of operations or cash flows.

The lease for the New Premises has not yet commenced; however, the lease will create significant rights and obligations for the Company as the lessee. Under the terms of the amendment, once the Company and the landlord approve the space plan for the build-out of the premises, the landlord will bear the entire cost of constructing the leasehold improvements according to that plan. The Company will bear 100% of the cost of any change-orders that it initiates; however, such costs are not anticipated to be significant. The Company plans to occupy the New Premises once the landlord substantially completes its construction for the space, which is expected to occur in the third quarter of 2022, after which the Company’s obligation to pay base rent will begin.

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

In July 2017, the Company leased approximately 3,000 square feet of office space in Basking Ridge, New Jersey under a lease term extending through June 2022, with two five-year renewal options at 95% of the then-prevailing market rates. In addition to base rent, the Company was obligated to pay its proportionate share of building operating expenses and real estate taxes in excess of base year amounts. In June 2018, the Company subleased an additional 1,381 square feet of adjoining space from Caladrius Biosciences, Inc. (“Caladrius”) through May 2022. The Chief Executive Officer of Caladrius was a director of the Company through June 2020. Per the terms of the lease and sublease agreements, the Company does not have any residual value guarantees. The Company gave notice to the landlord that the Company would not be renewing the lease and the Company vacated the facility upon expiration.

The Company identified and assessed the following significant assumptions in recognizing its right-of-use (“ROU”) assets and corresponding lease liabilities:

•
As the Company’s leases do not specify an implicit rate, the Company estimated its incremental borrowing rate to calculate the present value of the lease payments. The Company utilized the borrowing rate under its CRG term loan facility (see Note 8) as the discount rate for all leases, with the exception of the amendment dated March 8, 2022, for which the Company utilized the borrowing rate under its SVB term loan facility as the discount rate.
•
Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.
•
The expected lease terms include non-cancellable lease periods. Renewal option periods have not been included in the determination of the lease terms as they are not deemed reasonably certain of exercise.
•
Variable lease payments, such as common area maintenance, real estate taxes and property insurance are not included in the determination of the lease’s ROU asset or lease liability.

As of June 30, 2022, the weighted average remaining term of the Company’s operating leases was 5.6 years and the lease liabilities arising from obtaining ROU assets reflect a weighted average discount rate of 5.5%.

Supplemental balance sheet information related to operating leases as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

	June 30,	December 31,
	2022	2021
Other current liabilities – operating lease current portion	$301	$645
Operating lease liabilities – noncurrent portion	4,826	1,860
Total operating lease liabilities	$5,127	$2,505

Operating lease expense recognized related to ROU assets were $288,000 and $213,000, excluding $3,000 and $9,000 of variable lease costs, for each of the three months ended June 30, 2022 and 2021, and $518,000 and $427,000, excluding $6,000 and $18,000 of variable lease costs, during each of the six months ended June 30, 2022 and 2021, respectively, and were included in general and administrative expense in the Company’s statement of comprehensive loss. Cash paid for amounts included in the measurement of operating lease liabilities was $238,000 and $221,000, for the three months ended June 30, 2022 and 2021, respectively, and $480,000 and $442,000 for the six months ended June 30, 2022 and 2021, respectively.

The Company is a party to two finance leases for laboratory equipment. The equipment leases expire in December 2022 and June 2023, respectively.

Supplemental balance sheet information related to the finance lease as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

	June 30,	December 31,
	2022	2021
Property and equipment, at cost	$270	$371
Accumulated amortization	(172)	(205)
Property and equipment, net	$98	$166

Other current liabilities – finance lease current portion	$105	$137
Other long-term liabilities	—	36
Total finance lease liabilities	$105	$173

The components of finance lease expense recognized during the three and six months ended June 30, 2022 related to ROU assets was $34,000 and $68,000 and interest on lease liabilities was $4,000 and $8,000. Cash paid for amounts included in the measurement of finance lease liabilities were operating cash flows of $4,000 and $8,000 during the three and six months ended June 30, 2022, respectively, and financing cash flows of $34,000 and $67,000 for the three and six months ended June 30, 2022, respectively. The components of finance lease expense recognized during the three and six months ended June 30, 2021 related to ROU assets was $30,000 and $62,000 and interest on lease liabilities was $4,000 and $10,000. Cash paid for amounts included in the measurement of finance lease liabilities were operating cash flows of $4,000 and $10,000 during the three and six months ended June 30, 2021, respectively, and financing cash flows of $29,000 and $58,000 during the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, the weighted average remaining term of the Company’s finance lease was 0.8 year and the lease liabilities arising from obtaining ROU assets reflect a weighted average discount rate of 12.5%.

The Company’s total future minimum lease payments under non-cancellable leases at June 30, 2022 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2022	$348	$73
2023	701	37
2024	1,073	—
2025	1,113	—
2026	1,158	—
Thereafter	1,699	—
Total lease payments	$6,092	$110
Less imputed interest	(965)	(5)
Total	$5,127	$105

8.
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

Amortization of debt discount under the SVB Loan Agreement totaled $73,000 and $91,000 for the three and six months ended June 30, 2022. Commitment fees under the revolving facility were immaterial.

The Company’s scheduled principal payments for debt at June 30, 2022 were as follows (in thousands):

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

During the three and six months ended June 30, 2022, the Company did not sell any shares of its common stock under the ATM Facility.

During the three months ended June 30, 2021, the Company did not sell any shares of its common stock under the ATM facility. During the six months ended June 30, 2021, the Company sold 48,538 shares of its common stock, at a weighted average price of $11.37 per share, for gross proceeds of approximately $552,000. Share issue costs, including sales agent commissions, totaled approximately $53,000 during the six months ended June 30, 2021.

Warrants to Purchase Common Shares

The following table provides a reconciliation of fixed price warrants to purchase shares of the Company’s common stock for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022		2021
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Balance at beginning of period	48,683	$12.33	48,683	$12.33
Balance and exercisable at end of period	48,683	$12.33	48,683	$12.33

Pursuant to a credit agreement, the Company issued a warrant to SWK Funding LLC to purchase (i) 40,910 shares of the Company’s common stock on March 28, 2018 at an exercise price of $11.00 per share with a seven-year term and (ii) 7,773 shares of the Company’s common stock on June 26, 2018 at an exercise price of $19.30 per share with a seven-year term. At June 30, 2022, the weighted average remaining life of the warrant was approximately 2.8 years.

10.
Share-Based Payment Awards

Equity Incentive Plan

The 2016 Long-Term Incentive Plan (the “2016 Plan”), approved by the Company’s stockholders on December 12, 2016 (the “Adoption Date”), provides for the issuance of up to 300,000 shares of the Company’s common stock reserved for issuance under the 2016 Plan plus any additional shares of the Company’s common stock that were available for grant under the 2008 Incentive Plan (the “2008 Plan”) at the Adoption Date or would otherwise become available for grant under the 2008 Plan as a result of subsequent termination or forfeiture of awards under the 2008 Plan. At the Company’s Annual Meeting of Stockholders held on June 25, 2019, the Company’s stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance by 1,100,000 shares. At the Company’s Annual Meeting of Stockholders held on June 22, 2021, the Company’s stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance by 2,500,000 shares. At June 30, 2022, a total of approximately 82,000 shares were available for new awards.

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

Stock Options

The following table provides a reconciliation of stock option activity under the Company’s equity incentive plans and for inducement awards for the six months ended June 30, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
			(in years)	(in thousands)
Outstanding at January 1, 2022	2,517,680	$16.49
Granted	1,643,300	10.43
Exercised	(4,223)	9.44
Forfeited	(98,470)	11.98
Expired	(6,000)	21.00
Outstanding at June 30, 2022	4,052,287	$14.14	8.28	$72,444
Exercisable at June 30, 2022	1,306,830	$19.82	6.26	$27,575

The Company has granted stock options with 25% of the option vesting after one year followed by ratable monthly vesting over the remaining three years. Nonemployee awards are granted similar to the Company’s employee awards. All option grants have a 10-year term. Options to purchase a total of 568,000 shares of the Company’s common stock vested during the six months ended June 30, 2022. Starting February 2021, the Company (i) ceased vesting ratable monthly over four years and (ii) retained 25% vesting after one year followed by ratable monthly vesting over the remaining three years.

In determining the grant date fair value of option awards during the six months ended June 30, 2022, the Company applied the Black-Scholes option pricing model based on the following key assumptions:

Option life (in years)	5.50 - 6.08
Stock volatility	76% - 78%
Risk-free interest rate	1.46% - 3.36%
Expected dividends	0.0%

The following table summarizes information about employee, non-executive director and external consultant stock options for the six months ended June 30, 2022 (in thousands except per share amount):

Six Months
Ended
June 30, 2022
Weighted average grant date fair value per share	$7.03
Total cash received from exercise of stock options	40
Total intrinsic value of stock options exercised	13

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

The following table provides a reconciliation of RSU activity under the 2016 Plan for the six months ended June 30, 2022:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Nonvested at January 1, 2022	291,575	$13.19
Granted	409,500	10.09
Vested	(140,402)	13.44
Forfeited	(18,793)	11.31
Nonvested at June 30, 2022	541,880	$10.85

At June 30, 2022, the weighted average remaining vesting term of the RSUs was 1.58 years.

Employee Stock Purchase Plan

On June 25, 2019, the Company’s stockholders approved the adoption of the EyePoint Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) and authorized up to 110,000 shares of common stock reserved for issuance to participating employees. At the Company’s Annual Meeting of Stockholders held on June 22, 2021, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares authorized for issuance by 250,000 shares. The ESPP allows qualified participants to purchase the Company’s common stock twice a year at 85% of the lesser of the average of the high and low sales price of the Company’s common stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period. The number of shares of the Company’s common stock each employee may purchase under this plan, when combined with all other employee stock purchase plans, is limited to the lower of an aggregate fair market value of $25,000 during each calendar year, or 5,000 shares of the Company’s common stock in any one offering period. The Company has maintained consecutive six-month offering periods since August 1, 2019. As of June 30, 2022, 28,504 shares of the Company’s common stock were issued pursuant to the ESPP.

The Company estimated the fair value of the option component of the ESPP shares at the date of grant using a Black-Scholes valuation model. During the three and six months ended June 30, 2022, the compensation expense from ESPP shares was approximately $38,000 and $71,000. During the three and six months ended June 30, 2021, the compensation expense from ESPP shares was immaterial.

Stock-Based Compensation Expense

The Company’s consolidated statements of comprehensive loss included total compensation expense from stock-based payment awards for the three and six months ended June 30, 2022 and 2021, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Compensation expense included in:
Research and development	$2,011	$255	$3,485	$518
Sales and marketing	496	241	905	481
General and administrative	1,633	684	3,227	1,169
	$4,140	$1,180	$7,617	$2,168

At June 30, 2022, there was approximately $17.1 million of unrecognized compensation expense related to outstanding equity awards under the 2016 Plan, the 2008 Plan, the inducement awards and the ESPP that is expected to be recognized as expense over a weighted average period of approximately 1.75 years.

11.
License and Asset Purchase Agreements

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

No R&D expense was recorded for the three and six months ended June 30, 2022 for this license. No R&D expense was recorded for the three and six months ended June 30, 2021.

12.
Fair Value Measurements

The following tables summarize the Company’s assets by significant categories carried at fair value measured on a recurring basis at June 30, 2022 and December 31, 2021 by valuation hierarchy (in thousands):

	June 30, 2022
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$62,178	$—	$—	$62,178	$62,178	$—
Subtotal	$62,178	$—	$—	$62,178	$62,178	$—
Level 2:
Commercial paper	$30,926	$—	$—	$30,926	$4,999	$25,927
U.S. treasury securities	63,345	—	(239)	63,106	—	63,106
Subtotal	$94,271	$—	$(239)	$94,032	$4,999	$89,033
Total	$156,449	$—	$(239)	$156,210	$67,177	$89,033

	December 31, 2021
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$155,551	$—	$—	$155,551	$155,551	$—
Subtotal	$155,551	$—	$—	$155,551	$155,551	$—
Level 2:
Commercial paper	$49,514	$—	$—	$49,514	$16,549	$32,965
Subtotal	$49,514	$—	$—	$49,514	$16,549	$32,965
Total	$205,065	$—	$—	$205,065	$172,100	$32,965

At June 30, 2022, substantially all of the Company’s interest-bearing cash equivalent balances, were concentrated in one U.S. Government institutional money market fund that had investments consisting primarily of U.S. Government Agency debt, U.S. Treasury Repurchase Agreements and U.S. Government Agency Repurchase Agreements. Generally, these deposits may be redeemed upon demand and, therefore, the Company believes they have minimal risk. Marketable securities consist of investments with an original or remaining maturity of greater than three months but less than one year at the date of purchase. The Company had investments of $89.0 million in marketable securities at June 30, 2022.

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

14.
Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by adding to the basic weighted average number of common shares outstanding the total number of dilutive common equivalent shares using the treasury stock method, unless the effect is anti-dilutive. Potentially dilutive shares were not included in the calculation of diluted net loss per share for each of the three and six months ended June 30, 2022 and 2021 as their inclusion would be anti-dilutive.

Potential common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	Six Months Ended June 30,
	2022	2021
Stock options	4,052,287	2,099,810
ESPP	18,394	10,793
Warrants	48,683	48,683
Restricted stock units	541,880	290,917
	4,661,244	2,450,203

15.
Subsequent Events

On July 26, 2022, the Center for Medicare & Medicaid Services (“CMS”) published in the Federal Register the calendar year (CY) 2023 Medicare Hospital Outpatient Prospective Payment System (“OPPS”) and ASC Payment System Proposed Rule (“Proposed Rule”). If the Proposed Rule is finalized, in the relevant part, without changes, it would result in loss of pass-through related separate payment for DEXYCU, when furnished in hospital outpatient department settings reimbursed by Medicare. This would reduce the amount of Medicare reimbursement provided to the Company’s DEXYCU customers and, if finalized without changes, result in a significant reduction in the Company’s DEXYCU product revenues (see Note 3). Furthermore, a significant reduction in the Company’s DEXYCU product revenues will result in a material impairment of the Company’s net intangible asset related to DEXYCU which has a carrying value of $21.5 million at June 30, 2022 (see Note 5).

The Proposed Rule is currently in a comment period which ends on September 13, 2022. A Final Rule is expected to be issued in early November 2022. In the Final Rule, CMS may adopt or modify the Proposed Rule’s proposals related to DEXYCU. If the Proposed Rule’s proposals related to DEXYCU are finalized, they would be effective on January 1, 2023. The Company will monitor the status of the Proposed Rule and evaluate the impact on its operations, cash flows, intangible asset and its DEXYCU inventory balances when the rule is finalized. No adjustments have been made to the Company’s June 30, 2022 financial statements as a result of the Proposed Rule.

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
•
our belief that our cash, cash equivalents, and marketable securities of $171.2 million at June 30, 2022, combined with anticipated net cash inflows from product sales, will fund our operating plans through 2024, under current expectations regarding the initiation of our Phase 2 clinical trials for EYP-1901;
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

Recent Developments

•
In July 2022, the Company announced that the CMS indicated its intention not to provide further pass-through extension to certain drugs, including DEXYCU® in the 2023 CMS Draft HOPPS (Hospital Outpatient) rule. If the draft rule becomes final, DEXYCU will lose pass-through separate reimbursement status on December 31, 2022 and will instead be bundled into the general Cataract procedure reimbursement code starting on January 1, 2023. We anticipate that the loss of pass-through status will negatively impact DEXYCU revenue.
•
In July, we announced the appointment of Karen Zaderej to our Board of Directors. Ms. Zaderej is currently the President, Chief Executive Officer, and Chair of the Board at AxoGen Corporation (Nasdaq:AXGN), and brings more than 35 years of biopharmaceutical and medical device experience to the role.
•
In June, we announced the appointment of Anthony (Tony) Adamis, M.D. to our Board of Directors. Dr. Adamis is a highly accomplished ophthalmology executive with more than 30 years or research and development experience in the biopharmaceutical industry.
•
In June 2022, China's Center for Drug Evaluation (CDE) of the National Medical Products Administration (NMPA) approved YUTIQ 0.18mg for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye.
•
In May 2022, we entered into an Exclusive License Agreement (the “Betta License Agreement”) with Betta Pharmaceuticals Co., Ltd. (“Betta”). Under the Betta License Agreement, we granted to Betta an exclusive, sublicensable, royalty-bearing license to develop, use (but not make or have made), sell, offer for sale and import EYP-1901 in the field of ophthalmology (the “Betta Field”) in the Greater Area of China, including China, the Hong Kong Special Administrative Region, the Macau Special Administrative Region, and Taiwan (the “Betta Territory”). Under the terms of the Betta License Agreement, we retained all ophthalmic rights to EYP-1901 outside of the Betta Territory and to, among other things, conduct clinical trials on EYP-1901 in the Betta Field in the Betta Territory.
•
Concurrently with the execution of the Betta License Agreement, we entered into Amendment #1 (the “First Amendment”) to that certain Exclusive License Agreement, dated February 3, 2020 (the “Equinox License Agreement”), with Equinox Sciences, LLC (“Equinox”), regarding our exclusive, sublicensable, royalty-bearing right and license to certain patents and other Equinox intellectual property to research, develop, make, have made, use, sell, offer for sale and import the compound vorolanib and any pharmaceutical products comprising the compound for local delivery to the eye for the prevention or treatment of wet AMD, DR and RVO using our proprietary localized delivery technologies (the “Original Field”), in each case, throughout the world except China, Hong Kong, Taiwan and Macau. Pursuant to the First Amendment, the Original Field was expanded to cover the prevention or treatment of all ophthalmology indications, using our proprietary localized delivery technologies.
•
Customer demand for YUTIQ in Q2 2022, represented as units purchased by physicians from our distributors, was 43% higher versus Q1 2022, driven by higher demand.
•
Customer demand for DEXYCU in Q2 2022, represented as units purchased by ambulatory surgical centers (“ASCs”), was flat over Q1 2022.
•
In March 2022, we entered into a loan agreement for senior secured credit facilities in the aggregate amount of $45 million with Silicon Valley Bank to replace our existing credit facility with CRG.

R&D Highlights

•
In July 2022, the Company announced that the first patient was dosed in the Phase 2 DAVIO2 clinical trial of EYP-1901 for the treatment of wet AMD. The twelve-month, randomized, controlled DAVIO2 trial is expected to enroll approximately 150 patients previously treated with a standard-of-care anti-VEGF therapy, and topline data is expected in the second half of 2023. More information about the study is available at clinicaltrials.gov (identifier: NCT05381948).
•
In July 2022, we announced positive 12-month safety and efficacy data from the DAVIO Phase 1 clinical trial evaluating EYP-1901 for the treatment of wet AMD. The final twelve-month data presented from the Phase 1 DAVIO clinical trial showed no reports of ocular serious adverse events ("SAEs") or drug-related systemic SAEs. There were no reported events of vitreous floaters, endophthalmitis, retinal detachment, implant migration in the anterior chamber, retinal vasculitis, posterior segment inflammation, or retinal vascular occlusive events. Additionally, updated data from the twelve-month follow-up confirm stable best corrected visual acuity (BCVA) (-4.12 ETDRS letters), stable central subfield thickness (CST) on optical coherence tomography (OCT) (-2.76 μm), and an expected late increase in supplemental anti-VEGF therapy given the insert's expected drug depletion, with 53% supplement free up to six months and 35% of eyes supplement free up to twelve months. Additionally, there was positive treatment burden reduction of 74% at twelve months versus 79% at six-months.
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
•
In February 2022, we announced updated positive interim safety and efficacy data from the ongoing Phase 1 DAVIO clinical trial evaluating EYP-1901 for the treatment of wet AMD. We presented eight-month data from the DAVIO Phase 1 clinical trial of EYP-1901 for wet AMD at the Angiogenesis, Exudation, and Degeneration 2022 virtual meeting. The data showed no dose limiting toxicities, no reports of ocular SAEs and no drug-related systemic SAEs, consistent with the six-month data presented in November 2021. The DAVIO data has also shown that following a single dose of EYP-1901, 53% and 41% of patients did not require a supplemental anti-VEGF treatment up to six and nine months, respectively. The treatment burden was reduced by 79% and 75% at six months and eight months respectively compared to prior to dosing with EYP-1901. Additionally, the eight-month data confirmed continued stable and sustained BCVA (-3.0 ETDRS letters) and CST/OCT (+13 μm).
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

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021:

	Three Months Ended
	June 30,		Change
	2022	2021	Amounts	%

Revenues:
Product sales, net	$11,318	$8,738	$2,580	30%
License and collaboration agreements	49	94	(45)	-48%
Royalty income	198	181	17	9%
Total revenues	11,565	9,013	2,552	28%
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	1,734	1,929	(195)	-10%
Research and development	12,992	5,605	7,387	132%
Sales and marketing	6,883	6,659	224	3%
General and administrative	8,557	5,184	3,373	65%
Amortization of acquired intangible assets	615	615	—	0%
Total operating expenses	30,781	19,992	10,789	54%
Loss from operations	(19,216)	(10,979)	(8,237)	75%
Other income (expense):
Interest and other income, net	362	280	82	29%
Interest expense	(552)	(1,376)	824	-60%
Gain (loss) on extinguishment of debt	—	2,065	(2,065)	-100%
Total other income (expense), net	(190)	969	(1,159)	-120%
Net loss	$(19,406)	$(10,010)	$(9,396)	94%
Net loss per share - basic and diluted	$(0.52)	$(0.35)	$(0.17)	49%
Weighted average shares outstanding - basic and diluted	37,322	28,744	8,578	30%

Net loss	$(19,406)	$(10,010)	$(9,396)	94%

Product Sales, net

Product sales, net represents the gross sales of YUTIQ and DEXYCU less provisions for product sales allowances. Product sales, net increased by $2.6 million, or 30%, to $11.3 million for the three months ended June 30, 2022 compared to $8.7 million for the three months ended June 30, 2021. Customer demand has a direct impact on product orders from our specialty distributors that we record as net product sales. Net product revenue represents product purchased by our distributors whereas customer demand represents purchases of product by physician practices and ASCs from our distributors. The progression of the Pandemic and its effects on our business and operations remain uncertain at this time. Depending on future developments that are uncertain and difficult to predict, including new information that may emerge concerning the Pandemic, our customer demand may be adversely affected in the future.

License and collaboration agreement

License and collaboration agreement revenues decreased by $45,000, or 48%, to $49,000 for the three months ended June 30, 2022 compared to $94,000 for the three months ended June 30, 2021. The decrease was primarily due to the reduction of revenue from Ocumension by $44,000 for technical assistance we are required to provide to Ocumension during the three months ended June 30, 2022.

Royalty Income

Royalty income increased by $17,000, or 9%, to $198,000 for the three months ended June 30, 2022 compared to $181,000 for the three months ended June 30, 2021. The increase was attributable to higher non-cash Alimera royalties payable to SWK.

Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Cost of sales, excluding amortization of acquired intangible assets, decreased by $195,000, or 10%, to $1.7 million for the three months ended June 30, 2022 from $1.9 million for the three months ended June 30, 2021. This decrease was primarily attributable to decreased costs associated with lower costs of goods and distribution fees.

Research and Development

Research and development expenses increased by $7.4 million, or 132%, to $13.0 million for the three months ended June 30, 2022 from $5.6 million for the same period in the prior year. This increase was attributable primarily to (i) $3.6 million of personnel related costs for investment in new employees across the research and clinical organizations, including $1.7 million of stock based compensation, and (ii) $2.2 million in increased clinical costs, primarily related to the wrap up of our EYP-1901 Phase 1 DAVIO clinical trial and start up costs for anticipated Phase 2 trials, and $1.6 million of other early stage research and development activities.

Sales and Marketing

Sales and marketing expenses increased by $224,000, or 3%, to $6.9 million for the three months ended June 30, 2022 from $6.7 million for the same period in the prior year. This increase was primarily attributable to (i) a $383,000 increase in commission due to our commercial partner for DEXYCU (ii) partially offset by a $154,000 decrease in other marketing and related expenses.

General and Administrative

General and administrative expenses increased by $3.4 million, or 65%, to $8.6 million for the three months ended June 30, 2022 from $5.2 million for the same period in the prior year. This increase was attributable primarily to (i) $2.3 million in personnel expense, including $1.0 million of stock-based compensation, for organizational expansion across executive, Finance, HR, and IT functions and (ii) $1.0 million in consulting, insurance, and other professional services.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets totaled $615,000 for both the three months ended June 30, 2022 as well as the same period in the prior year. This amount was attributable to the DEXYCU product intangible asset that resulted from the Icon Acquisition (see Note 5).

Interest (Expense) Income

Interest expense totaled $552,000 for the three months ended June 30, 2022. We incurred lower interest expense due to the conversion of debt from the CRG Loan to the SVB Loan, which carries a lower interest rate. Interest expense in the three months ended June 30, 2021 was $1.4 million.

Interest income from amounts invested in marketable securities and institutional money market funds increased to $362,000 for the three months ended June 30, 2022 compared to $280,000 in the prior year quarter, due primarily to an increase in cash invested in marketable securities in the current year.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021:

	Six Months Ended
	June 30,		Change
	2022	2021	Amounts	%

Revenues:
Product sales, net	$20,328	$15,540	$4,788	31%
License and collaboration agreements	108	435	(327)	-75%
Royalty income	423	361	62	17%
Total revenues	20,859	16,336	4,523	28%
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	3,511	3,319	192	6%
Research and development	22,937	11,084	11,853	107%
Sales and marketing	13,576	12,318	1,258	10%
General and administrative	17,106	10,299	6,807	66%
Amortization of acquired intangible assets	1,230	1,230	—	0%
Total operating expenses	58,360	38,250	20,110	53%
Loss from operations	(37,501)	(21,914)	(15,587)	71%
Other income (expense):
Interest and other income, net	423	281	142	51%
Interest expense	(1,745)	(2,722)	977	-36%
Gain (loss) on extinguishment of debt	(1,559)	2,065	(3,624)	-175%
Total other income (expense), net	(2,881)	(376)	(2,505)	666%
Net loss	$(40,382)	$(22,290)	$(18,092)	81%

Product Sales, net

Product sales, net represents the gross sales of YUTIQ and DEXYCU less provisions for product sales allowances. Product sales, net increased by $4.8 million, or 31%, to $20.3 million for the six months ended June 30, 2022 compared to $15.5 million for the six months ended June 30, 2021. The increase was driven by increases in cataract surgeries, re-opening of ASCs, and ongoing sales efforts. Customer demand has a direct impact on product orders from our specialty distributors that we record as net product sales. Net product revenue represents product purchased by our distributors whereas customer demand represents purchases of product by physician practices and ASCs from our distributors. The progression of the Pandemic and its effects on our business and operations remain uncertain at this time. Depending on future developments that are uncertain and difficult to predict, including new information that may emerge concerning the Pandemic, our customer demand may be adversely affected in the future.

License and collaboration agreement

License and collaboration agreement revenues decreased by $327,000, or 75%, to $108,000 for the six months ended June 30, 2022 compared to $435,000 for the six months ended June 30, 2021. The decrease was primarily due to the reduction of revenue from Ocumension by $253,000 for additional technical assistance we are required to provide to Ocumension during the six months ended June 30, 2022.

Royalty Income

Royalty income increased by $62,000, or 17%, to $423,000 for the six months ended June 30, 2022 compared to $361,000 for the six months ended June 30, 2021. The increase was attributable to higher non-cash Alimera royalties payable to SWK.

Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Cost of sales, excluding amortization of acquired intangible assets, increased by $192,000, or 6%, to $3.5 million for the six months ended June 30, 2022 from $3.3 million for the six months ended June 30, 2021. This increase was primarily attributable to increased costs associated with higher product sales, primarily costs of goods and distribution fees.

Research and Development

Research and development expenses increased by $11.9 million, or 107%, to $22.9 million for the six months ended June 30, 2022 from $11.1 million for the same period in the prior year. This increase was attributable primarily to (i) $6.9 million of personnel related costs for investment in new employees across the research and clinical organizations, including $2.9 million of stock-based compensation, and (ii) $3.7 million in increased clinical costs, primarily related to the completion of our EYP-1901 Phase 1 clinical trial and start up costs for anticipated Phase 2 clinical trials, and $1.2 million of other research and development activities.

Sales and Marketing

Sales and marketing expenses increased by $1.3 million, or 10%, to $13.6 million for the six months ended June 30, 2022 from $12.3 million for the same period in the prior year. This increase was primarily attributable to (i) a $1.1 million increase in commission due to our commercial partner for DEXYCU and (ii) a $114,000 increase in other marketing and related expenses.

General and Administrative

General and administrative expenses increased by $6.8 million, or 66%, to $17.1 million for the six months ended June 30, 2022 from $10.3 million for the same period in the prior year. This increase was attributable primarily to (i) $4.8 million in personnel expense, including $2.1 million of stock-based compensation, for organizational expansion across executive, Finance, HR, and IT functions, (ii) $1.4 million in consulting, legal, and other professional services, and (iii) $0.5 million in facilities and IT expenses.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets totaled $1.2 million for both the six months ended June 30, 2022 as well as the same period in the prior year. This amount was attributable to the DEXYCU product intangible asset that resulted from the Icon Acquisition (see Note 5).

Interest (Expense) Income

Interest expense totaled $1.7 million for the six months ended June 30, 2022. We incurred lower interest expense due to the conversion of debt from the CRG Loan to the SVB Loan, which carries a lower interest rate. Interest expense in the six months ended June 30, 2021 was $2.7 million.

Interest income from amounts invested in marketable securities and institutional money market funds increased to $423,000 for the six months ended June 30, 2022 compared to $281,000 in the prior year quarter, due primarily to higher cash balances invested in marketable securities in the current year.

Liquidity and Capital Resources

We have had a history of operating losses and an absence of significant recurring cash inflows from revenue, and at June 30, 2022 we had a total accumulated deficit of $609.5 million. Our operations have been financed primarily from sales of our equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from collaboration partners. In the first quarter of 2019, we commenced the U.S. launch of our first two commercial products, YUTIQ and DEXYCU. However, we have not received sufficient revenues from our product sales to fund operations and we do not expect revenues from our product sales to generate sufficient funding to sustain our operations in the near-term.

Financing Activities

During the six months ended June 30, 2021, we recorded net proceeds of $107.9 million from the issuance of shares of our common stock (“Common Stock”) in an underwritten public offering (see Note 9). We also sold shares of our Common Stock under our at-the-market facility during the six months ended June 30, 2021 and recorded net proceeds of approximately $499,000. During the six months ended June 30, 2022, we did not sell any shares of our common stock under the at-the-market facility but the program remains available for use.

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

Future Funding Requirements

At June 30, 2022, we had cash, cash equivalents, and marketable securities of $171.2 million. We expect that our cash and cash equivalents combined with anticipated net cash inflows from net product sales will fund our operating plan into the second half of 2024, under current expectations regarding the timing and outcomes of our Phase 2 clinical trials for EYP-1901 for the treatment of wet AMD, NPDR, and DME. Due to the difficulty and uncertainty associated with the design and implementation of clinical trials, we will continue to assess our cash and cash equivalents and future funding requirements. However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations.

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

1.
the potential for EYP-1901, as a sustained delivery intravitreal anti-VEGF treatment for wet AMD, NPDR, and DME;
2.
our expectations regarding the timing and clinical development of our product candidates, including EYP-1901;
3.
the success of our U.S. direct commercialization of YUTIQ and DEXYCU;
4.
the cost of commercialization activities for YUTIQ and DEXYCU, including product manufacturing, marketing, sales and distribution;
5.
the scheduled December 31, 2022 expiration of pass-through coverage under which DEXYCU is reimbursed for Medicare Part B patients;
6.
whether and to what extent we internally fund, whether and when we initiate, and how we conduct additional pipeline product development programs;
7.
payments we receive under any new collaboration agreements;
8.
whether and when we are able to enter into strategic arrangements for our products or product candidates and the nature of those arrangements;
9.
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims;
10.
changes in our operating plan, resulting in increases or decreases in our need for capital;
11.
our views on the availability, timing and desirability of raising capital; and
12.
the extent to which our business could be adversely impacted by the effects of the Pandemic or by other pandemics, epidemics or outbreaks.

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

Our consolidated statements of historical cash flows are summarized as follows (in thousands):

	Six Months Ended
	June 30,
	2022	2021	Change
Cash flows from operating activities:
Net loss	$(40,382)	$(22,290)	$(18,092)
Changes in operating assets and liabilities	$(9,471)	$(5,127)	$(4,344)
Other adjustments to reconcile net loss to cash flows from operating activities:	10,572	1,775	8,797
Net cash used in operating activities	$(39,281)	$(25,642)	$(13,639)
Net cash used in investing activities	(56,454)	(25)	(56,429)
Net cash (used in) provided by financing activities	(724)	108,388	(109,112)

Operating cash outflows for the six months ended June 30, 2022 totaled $39.3 million, primarily due to our net loss of $40.3 million, reduced by $10.6 million of non-cash expenses, which included $7.6 million of stock-based compensation, $1.6 million of loss on extinguishment of debt, $1.2 million of amortization of the DEXYCU finite-lived intangible asset, and $4,000 of amortization of debt discount and premium and discount on available-for-sale marketable securities. This was partially offset by increases of $9.5 million primarily in accounts receivable and other current assets.

Operating cash outflows for the six months ended June 30, 2021 totaled $25.6 million, primarily due to our net loss of $22.3 million, reduced by $1.8 million of non-cash expenses, which included $2.2 million of stock-based compensation, $1.2 million of amortization of the DEXYCU finite-lived intangible asset, $300,000 of amortization of debt discount and a $2.1 million gain on extinguishment of debt from the forgiveness of our Paycheck Protection Program Loan. The non-cash expenses were offset by increases of $5.1 million primarily in accounts receivable and other current assets.

For the six months ended June 30, 2022, $56.1 million of net cash was used to purchase marketable securities, as well as $367,000 for the purchase of property and equipment.

Net cash used in investing activities for the six months ended June 30, 2021 consisted of $25,000 of purchases of property and equipment.

Net cash used in financing activities for the six months ended June 30, 2022 totaled $724,000 and consisted of the following:

(i)
$38.2 million used to pay off the CRG loan;
(ii)
$2.3 million used to extinguish debt costs related to the CRG loan;
(iii)
$30.0 million of proceeds from the issuance for long-term debt related to the SVB loan;
(iv)
$10.5 million of net proceeds from the revolving facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various routine legal proceedings and claims incidental to our business, which management believes will not have a material effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

This section augments and updates certain risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”). The following risk factor supersedes the corresponding risks described in the Annual Report and should be read together with the other risk factors disclosed in the Annual Report. In addition to the other information in this Quarterly Report on Form 10-Q, all of the risk factors should be carefully considered in evaluating us and our common stock. Any of these risks, many of which are beyond our control, could materially and adversely affect our financial condition, results of operations or cash flows, or cause our actual results to differ materially from those projected in any forward-looking statements. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not identified below because they are common to all businesses. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. For more information, see “Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Our success also depends in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors also may seek additional clinical evidence, beyond the data required to obtain marketing approval, demonstrating clinical benefits and value in specific patient populations, before covering our products for those patients. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval. For example, under current Medicare Part B policy, payment to hospital outpatient departments and ambulatory surgical centers for products furnished to patients during a procedure is typically packaged into the payment for the associated procedure and thus not paid separately. Products granted pass-through status are excluded from this payment packaging policy and receive separate payment from the associated procedure for a period of three years. While DEXYCU has been granted pass-through status and has been receiving separate payment in these settings from Medicare, the calendar year (CY) 2023 Medicare Hospital Outpatient Prospective Payment System (OPPS) and ASC Payment System Proposed Rule (“Proposed Rule”), which was published July 26, 2022 in the Federal Register, did not extend pass-through status for certain drugs, including DEXYCU, beyond its current expiration date of December 31, 2022. It is expected that the Proposed Rule will be finalized in the fourth quarter of 2022. If the Proposed Rule is finalized, without changes as to pass-through status for DEXYCU, then as of January 1, 2023, payment for DEXYCU will be packaged into the payment for the associated procedure and no longer be reimbursed separately, which will materially decrease our revenues from sales of DEXYCU and correspondingly have a material adverse effect on our results of operations and financial condition.

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

We participate in, and have certain price reporting obligations to, the Medicaid Drug Rebate Program. This program requires us to pay a rebate for each unit of drug reimbursed by Medicaid. The amount of the “basic” portion of the rebate for each product is set by law as the larger of: (i) 23.1% of quarterly average manufacturer price, or AMP, or (ii) the difference between quarterly AMP and the quarterly best price available from us to any commercial or non-governmental customer, or Best Price. AMP must be reported on a monthly and quarterly basis and Best Price is reported on a quarterly basis only. In addition, the rebate also includes the “additional” portion, which adjusts the overall rebate amount upward as an “inflation penalty” when the drug’s latest quarter’s AMP exceeds the drug’s AMP from the first full quarter of sales after launch, adjusted for increases in the Consumer Price Index-Urban. The upward adjustment in the rebate amount per unit is equal to the excess amount of the current AMP over the inflation-adjusted AMP from the first full quarter of sales. The rebate amount is computed each quarter based on our report to CMS of current quarterly AMP and Best Price for our drug. Medicaid Drug Rebate Program caps are currently set at 100 percent of AMP, but that cap is set to be removed, effective January 1, 2024, which could increase our rebate liability. We are required to report revisions to AMP or Best Price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. The Affordable Care Act made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act. On December 21, 2020, CMS issued a final regulation that modified existing Medicaid Drug Rebate Program regulations to permit reporting multiple Best Price figures with regard to value based purchasing arrangements (beginning in 2022); provide definitions for “line extension,” “new formulation,” and related terms with the practical effect of expanding the scope of drugs considered to be line extensions (beginning in 2022); and revise AMP and Best Price exclusions of manufacturer-sponsored patient benefit programs, specifically regarding inapplicability of such exclusions in the context of pharmacy benefit manager “accumulator” programs (beginning in 2023).

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

We are shipping DEXYCU to ASCs, or to hospital outpatient surgical centers through specialty pharmacies and distributors. DEXYCU is being reimbursed for Medicare Part B patients in these settings through a transitional pass-through payment utilizing a “J” code. In the event the CY 2023 OPPS/ASC Final Rule does not extend pass-through status of expiring drugs, DEXYCU will not qualify for separate payment and, therefore, will be subject to cataract-bundled payment rates, which would significantly limit our ability to gain utilization and subsequent revenues. In addition, ImprimisRx may terminate our Commercial Alliance Agreement in the event of loss a pass-through status in accordance with the terms of the commercial alliance arrangement with ImprimisRX. DEXYCU received an adjusted separate payment for nine months in the CY 2022 OPPS/ASC Final Rule, which preserves separate payment for the product through December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1

3.2	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	10-K	09/13/17	3.2

3.3	Certificate of Correction to Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	8-K	04/02/18	3.1

3.4	Certificate of Amendment of Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/27/18	3.1

3.5	By-Laws of EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	3.5

3.6	Amendment No. 1 to the By-Laws of EyePoint Pharmaceuticals, Inc.	8-K	11/06/18	3.1

3.7	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/23/20	3.1

3.8	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	12/08/20	3.1

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1

4.2	Warrant to Purchase Common Stock of pSivida Corp., issued March 28, 2018, to SWK Funding, LLC	8-K	03/29/18	4.1

4.3	Registration Rights Agreement, dated as of March 28, 2018, by and among pSivida Corp. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P.	8-K	03/29/18	10.3

4.4	Second Registration Rights Agreement, dated as of June 25, 2018, by and among EyePoint Pharmaceuticals, Inc. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P. and each other person identified on the signature pages thereto	8-K	06/27/18	10.1

4.5	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	11/19/21	4.1

10.1*	Amendment #1 to Exclusive License Agreement, dated May 2, 2022, by and between EyePoint Pharmaceuticals, Inc. and Equinox Sciences, LLC

10.2*#	Exclusive License Agreement, dated May 2, 2022, by and between EyePoint Pharmaceuticals, Inc. and Betta Pharmaceuticals, Co., Ltd.

10.3*#	First Amendment to Loan and Security Agreement, dated June 2, 2022, by and among EyePoint Pharmaceuticals, Inc., EyePoint Pharmaceuticals US, Inc., Icon Bioscience, Inc. and Silicon Valley Bank

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

EyePoint Pharmaceuticals, Inc.

Date: August 5, 2022	By:	/s/ Nancy Lurker
	Name:	Nancy Lurker
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2022	By:	/s/ George O. Elston
	Name:	George O. Elston
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)