Form 10-Q
period 2022-09-30
EyePoint Pharmaceuticals, Inc.
filed 2022-11-04
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

There were 34,082,934 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 1, 2022.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$75,362	$178,593
Marketable securities	81,897	32,965
Accounts and other receivables, net	20,876	18,354
Prepaid expenses and other current assets	10,436	4,217
Inventory	3,531	3,616
Total current assets	192,102	237,745
Property and equipment, net	1,015	476
Operating lease right-of-use assets	6,319	2,252
Intangible assets, net	20,904	22,749
Restricted cash	150	150
Total assets	$220,490	$263,372
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,112	$7,385
Accrued expenses	16,004	14,422
Deferred revenue	1,169	1,069
Short-term borrowings	10,475	—
Other current liabilities	496	782
Total current liabilities	34,256	23,658
Long-term debt	29,251	36,562
Deferred revenue - noncurrent	13,798	14,560
Operating lease liabilities - noncurrent	6,235	1,860
Other long-term liabilities	600	2,352
Total liabilities	84,140	78,992
Contingencies (Note 13)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at September 30, 2022 and December 31, 2021; 34,072,155 and 33,905,826 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	34	34
Additional paid-in capital	763,562	752,602
Accumulated deficit	(627,899)	(569,097)
Accumulated other comprehensive income	653	841
Total stockholders' equity	136,350	184,380
Total liabilities and stockholders' equity	$220,490	$263,372

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Product sales, net	$9,720	$8,587	$30,048	$24,127
License and collaboration agreements	52	159	160	594
Royalty income	240	313	663	674
Total revenues	10,012	9,059	30,871	25,395
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	1,405	1,825	4,916	5,144
Research and development	11,162	8,498	34,099	19,582
Sales and marketing	6,016	7,374	19,592	19,692
General and administrative	9,212	6,060	26,321	16,358
Amortization of acquired intangible assets	615	615	1,845	1,845
Total operating expenses	28,410	24,372	86,773	62,621
Loss from operations	(18,398)	(15,313)	(55,902)	(37,226)
Other income (expense):
Interest and other income, net	640	6	1,067	286
Interest expense	(662)	(1,388)	(2,408)	(4,110)
Gain (loss) on extinguishment of debt	—	—	(1,559)	2,065
Total other expense, net	(22)	(1,382)	(2,900)	(1,759)
Net loss	$(18,420)	$(16,695)	$(58,802)	$(38,985)
Net loss per share - basic and diluted	$(0.49)	$(0.58)	$(1.58)	$(1.42)
Weighted average shares outstanding - basic and diluted	37,338	28,766	37,305	27,429

Net loss	$(18,420)	$(16,695)	$(58,802)	$(38,985)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax of $0 for periods presented	51	—	(188)	—
Comprehensive loss	$(18,369)	$(16,695)	$(58,990)	$(38,985)

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands except share data)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance at July 1, 2021	28,754,192	$29	$638,965	$(532,970)	$841	$106,865
Net loss	—	—	—	(16,695)	—	(16,695)
Issuance of stock, net of issue costs	—	—	10	—	—	10
Employee stock purchase plan	15,652	—	101	—	—	101
Exercise of stock options	251	—	1	—	—	1
Vesting of stock units	1,169	—	(5)	—	—	(5)
Stock-based compensation	—	—	2,471	—	—	2,471
Balance at September 30, 2021	28,771,264	$29	$641,543	$(549,665)	$841	$92,748

Balance at July 1, 2022	34,052,616	$34	$760,209	$(609,479)	$602	$151,366
Net loss	—	—	—	(18,420)		(18,420)
Other comprehensive loss	—	—	—	—	51	51
Issuance of stock, net of issue costs	—	—	—	—		—
Employee stock purchase plan	19,283	—	153	—		153
Exercise of stock options	256	—	1	—		1
Vesting of stock units	—	—	—	—		—
Stock-based compensation	—	—	3,199	—		3,199
Balance at September 30, 2022	34,072,155	$34	$763,562	$(627,899)	$653	$136,350

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance at January 1, 2021	18,139,981	$18	$528,362	$(510,680)	$841	$18,541
Net loss	—	—	—	(38,985)	—	(38,985)
Issuance of stock, net of issue costs	10,513,538	11	108,403	—	—	108,414
Employee stock purchase plan	43,365	—	273	—	—	273
Exercise of stock options	1,078	—	11	—	—	11
Vesting of stock units	73,302	—	(145)	—	—	(145)
Stock-based compensation	—	—	4,639	—	—	4,639
Balance at September 30, 2021	28,771,264	$29	$641,543	$(549,665)	$841	$92,748

Balance at January 1, 2022	33,905,826	$34	$752,602	$(569,097)	$841	$184,380
Net loss	—	—	—	(58,802)	—	(58,802)
Other comprehensive loss	—	—	—	—	(188)	(188)
Issuance of stock, net of issue costs	—	—	20	—	—	20
Employee stock purchase plan	47,787	—	354	—	—	354
Exercise of stock options	4,479	—	41	—	—	41
Vesting of stock units	114,063	—	(271)	—	—	(271)
Stock-based compensation	—	—	10,816	—	—	10,816
Balance at September 30, 2022	34,072,155	$34	$763,562	$(627,899)	$653	$136,350

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(58,802)	$(38,985)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization of intangible assets	1,845	1,845
Depreciation of property and equipment	266	228
Amortization of debt discount and premium and discount on available-for-sale marketable securities	(218)	462
(Gain) loss on extinguishment of debt	1,559	(2,065)
Stock-based compensation	10,816	4,639
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(8,942)	(4,622)
Inventory	85	767
Accounts payable and accrued expenses	1,681	5,030
Right-of-use assets and operating lease liabilities	(44)	6
Deferred revenue	(663)	(734)
Net cash used in operating activities	(52,417)	(33,429)
Cash flows from investing activities:
Purchases of marketable securities	(125,617)	—
Sales and maturities of marketable securities	77,000	—
Purchases of property and equipment	(1,565)	(156)
Net cash used in investing activities	(50,182)	(156)
Cash flows from financing activities:
Proceeds from issuance of stock	—	108,349
Proceeds from issuance of long-term debt	30,000	—
Payment of equity and debt issue costs	(599)	—
Payment of long-term debt	(38,235)	—
Payment of extinguishment of debt costs	(2,294)	—
Borrowings under revolving facility	32,409	—
Repayment under revolving facility	(21,934)	—
Net settlement of stock units to satisfy statutory tax withholding	(271)	(145)
Proceeds from exercise of stock options	395	284
Principal payments on finance lease obligations	(103)	(102)
Net cash (used in) provided by financing activities	(632)	108,386
Net increase (decrease) in cash, cash equivalents and restricted cash	(103,231)	74,801
Cash, cash equivalents and restricted cash at beginning of period	178,743	45,059
Cash, cash equivalents and restricted cash at end of period	$75,512	$119,860
Supplemental cash flow information:
Cash interest paid	$1,907	$3,624
Supplemental disclosure of non-cash investing and financing activities:
Accrued term loan exit fee	$600	$—
Payments forgiven under paycheck protection program loan	$—	$2,041

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Operations

The accompanying condensed consolidated financial statements of EyePoint Pharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, the “Company”), as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2021, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods indicated. The preparation of financial statements in accordance with United States (“U.S.”) generally accepted accounting principles requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year or any future period.

The Company is a pharmaceutical company committed to developing and commercializing innovative therapeutics to help improve the lives of patients with serious eye disorders. The Company’s pipeline leverages its proprietary Durasert® technology for sustained intraocular drug delivery including EYP-1901, an investigational sustained delivery anti-VEGF treatment currently in Phase 2 clinical trials for wet age-related macular degeneration (“wet AMD”), the leading cause of vision loss among people 50 years of age and older in the United States and non-proliferative diabetic retinopathy. The Company also has two commercial products: YUTIQ®, a once every three-year treatment for posterior segment uveitis of the eye, and DEXYCU®, a single-dose treatment for postoperative inflammation following ocular surgery. Both commercial products are currently being sold in the United States.

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

Effects of the COVID-19 Coronavirus Pandemic

The ongoing COVID-19 coronavirus pandemic (the “Pandemic”) has had a material and adverse impact on the Company’s business. The duration and full extent to which the Pandemic impacts the Company’s business, revenues, financial condition and cash flows depend on future developments that are highly uncertain, subject to change and are difficult to predict, including new information that may emerge concerning the Pandemic, and may cause intermittent or prolonged periods of reduced patient services at the Company’s customers’ facilities, which may negatively affect customer demand. The Company’s revenues, financial condition and cash flows may be adversely affected in the future as well. The Company is continuously monitoring the Pandemic and its potential effect on the Company’s financial position, results of operations and cash flows. This uncertainty could have an impact in future periods on certain estimates used in the preparation of the Company’s periodic financial results, including reserves for variable consideration related to product sales, realizability of certain receivables, assessment for excess or obsolete inventory and impairment of long-lived assets. Uncertainty around the extent and length of time of the Pandemic, and any future related financial impact cannot be reasonably estimated at this time.

Liquidity

The Company had cash, cash equivalents and investments in marketable securities of $157.3 million at September 30, 2022. The Company has a history of operating losses and has not had significant recurring cash inflows from revenue. The Company’s operations have been financed primarily from sales of its equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from its collaboration partners. The Company anticipates that it will continue to incur losses as it continues the research and development of its product candidates, and the Company does not expect revenues from its product sales to generate sufficient funding to sustain its operations in the near-term. The Company expects to continue fulfilling its funding needs through cash inflows from revenues of its product sales, licensing and research collaboration transactions, additional equity capital raises and other arrangements. The Company believes that its cash, cash equivalents and investments in marketable securities of $157.3 million at September 30, 2022 coupled with expected net cash inflows from its product sales will enable the Company to fund its current and planned operations for at least the next twelve months from the date these consolidated financial statements were issued. Actual cash requirements could differ from management’s projections due to many factors, including the continued effect of the Pandemic on the Company’s business and the medical community, the timing and results of the Company’s clinical trials for EYP-1901, additional investments in research and development programs, the success of ongoing commercialization efforts for YUTIQ and DEXYCU, the actual costs of these ongoing commercialization efforts, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

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

Product sales, net — The Company sells YUTIQ and DEXYCU to a limited number of specialty distributors and specialty pharmacies (collectively the “Distributors”) in the U.S., with whom the Company has entered into formal agreements, for delivery to physician practices for YUTIQ and to hospital outpatient departments and ambulatory surgical centers ("ASCs") for DEXYCU. The Company recognizes revenue on sales of its products when Distributors obtain control of the products, which occurs at a point in time, typically upon delivery. In addition to agreements with Distributors, the Company also enters into arrangements with healthcare providers, ASCs and payors that provide for government mandated and/or privately negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s products from Distributors.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of September 30, 2022.

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

For the three months ended September 30, 2022 and 2021, the Company accrued DEXYCU product revenue-based royalty expense of $351,000 and $649,000, respectively, as a component of cost of sales. For the nine months ended September 30, 2022 and 2021, the Company accrued DEXYCU product revenue-based royalty expense of $1.5 million and $1.8 million, respectively, as a component of cost of sales.

3.
Revenue

Product Revenue Reserves and Allowances

The Company’s product revenues have been primarily from sales of YUTIQ and DEXYCU in the U.S.

Net product revenues by product for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
YUTIQ (A)	$7,273	$3,928	$19,305	$11,124
DEXYCU (B)	2,447	4,659	10,743	13,003
Total product sales, net	$9,720	$8,587	$30,048	$24,127

(a)
Included approximately $4 and $71 of revenue from YUTIQ product sales to Ocumension Therapeutics under a supply agreement for the three and nine months ended September 30, 2022, respectively, and approximately $0 and $19 of revenue from YUTIQ product sales to Ocumension Therapeutics under a supply agreement for the three and nine months ended September 30, 2021, respectively.
(b)
Included approximately $16 of revenue from DEXYCU product sales to Ocumension Therapeutics under a supply agreement for the three and nine months ended September 30, 2022, respectively, and approximately $32 of revenue from DEXYCU product sales to Ocumension Therapeutics under a supply agreement for the three and nine months ended September 30, 2021, respectively.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2022 and 2021 (in thousands):

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2022	$1,153	$1,821	$379	$3,353
Provision related to sales in the current year	8,913	5,424	464	14,801
Adjustments related to prior period sales	—	—	—	—
Deductions applied and payments made	(8,092)	(5,293)	(259)	(13,644)
Ending balance at September 30, 2022	$1,974	$1,952	$584	$4,510

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2021	$574	$535	$603	$1,712
Provision related to sales in the current year	4,990	3,686	706	9,382
Adjustments related to prior period sales	(50)	(22)	(200)	(272)
Deductions applied and payments made	(4,631)	(2,404)	(704)	(7,739)
Ending balance at September 30, 2021	$883	$1,795	$405	$3,083

Returns are recorded as a reduction of accounts receivable on the condensed consolidated balance sheets. Chargebacks, discounts and fees and rebates are recorded as a component of accrued expenses on the condensed consolidated balance sheets (See Note 6).

License and Collaboration Agreements and Royalty Income

SWK Royalty Purchase Agreement

On December 17, 2020, the Company entered into a royalty purchase agreement (the “RPA”) with SWK Funding LLC (“SWK”). Under the RPA, the Company sold its right to receive royalty payments on future sales of products subject to a licensing and development agreement, as amended, with Alimera Sciences, Inc. (“Alimera”) (the “Amended Alimera Agreement”) for an upfront cash payment of $16.5 million. Except for the rights to the royalties, the Company retains all rights and obligations under the Amended Alimera Agreement, pursuant to which, Alimera owns worldwide rights to the Company’s Durasert technology in ILUVIEN for diabetic macular edema and rights for ILUVIEN (currently marketed by the Company as YUTIQ in the U.S.) for posterior segment uveitis in Europe, the Middle East, and Africa. Alimera has the sole rights to utilize the intellectual property developed under the Amended Alimera Agreement. There has been no intellectual property developed jointly by Alimera and the Company as part of the Amended Alimera Agreement. The Company cannot utilize the intellectual property for the indication licensed to Alimera in order to manufacture and sell ILUVIEN.

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

The Company classified the proceeds received from SWK as deferred revenue, to be recognized as revenue under the units-of-revenue method over the life of the RPA because of the Company’s limited continuing involvement in the Amended Alimera Agreement. SWK has no recourse, and the Company assumes no credit risk in event that Alimera fails to make a royalty payment. The Company must only forward all material correspondence from Alimera to SWK, including royalty reports, notices and any other correspondence with respect to royalties to SWK. SWK has the right to audit and inspect the books and records pertaining to net sales and royalties under the Amended Alimera Agreement. Neither the Company nor SWK has the unilateral ability to cancel the agreement. There is no cap or limitation on the royalties to be received by SWK in the future and its return will reflect all royalties paid by Alimera. Because the transaction was structured as a non-cancellable sale, the Company does not have significant continuing involvement in the generation of the cash flows due to SWK and there is no limitation on the rates of return to SWK, the Company recorded the total proceeds of $16.5 million as deferred revenue under royalty sale agreement. The deferred revenue is being recognized as revenue over the life of the RPA under the "units-of-revenue" method. Under this method, amortization for a reporting period is calculated by computing a ratio of the proceeds received from SWK to the payments expected to be made by Alimera to SWK over the term of the Amended Alimera Agreement, and then applying that ratio to the period’s cash payment.

The Company recognized $240,000 and $663,000 of royalty revenue related to the RPA for the three and nine months ended September 30, 2022, in connection with the royalty payment of $758,000 and $2.1 million for the three and nine months ended September 30, 2022 from Alimera to SWK, pursuant to the Amended Alimera Agreement. The Company recognized $313,000 and $674,000 of royalty revenue related to the RPA for the three and nine months ended September 30, 2021, in connection with the royalty payment of $1.0 million and $2.2 million for the three and nine months ended September 30, 2021 from Alimera to SWK, pursuant to the Amended Alimera Agreement. As of September 30, 2022, the Company had $1.2 million and $13.8 million as current and non-current deferred revenue recognized under the RPA, respectively. As of December 31, 2021, the Company classified $1.1 million and $14.6 million as current and non-current deferred revenue recognized under the RPA, respectively.

Ocumension Therapeutics

In November 2018, the Company entered into an exclusive license agreement with Ocumension Therapeutics (“Ocumension”) for the development and commercialization of its three-year micro insert using the Durasert technology for the treatment of posterior segment uveitis of the eye (YUTIQ in the U.S.) in Mainland China, Hong Kong, Macau and Taiwan. The Company received a one-time upfront payment of $1.75 million from Ocumension and is eligible to receive up to (i) $7.25 million upon the achievement by Ocumension of certain prescribed development and regulatory milestones, and (ii) $3.0 million commercial sales-based milestones. In addition, the Company is entitled to receive mid-single digit sales-based royalties. Ocumension has also received a special approval by the Hainan Province People's Government to market this product for posterior segment uveitis in the Hainan Bo Ao Lecheng International Medical Tourism Pilot Zone (“Hainan Pilot Zone”). In March 2019, the Company entered into a Memorandum of Understanding (“2019 MOU”), pursuant to which, the Company will supply product for the clinical trials and Hainan Pilot Zone use. Paralleling to Ocumension’s normal registration process of the product with the Chinese Regulatory Authorities, the 2019 MOU modified the Company’s entitlement to the development and regulatory milestones of up to $7.25 million under the license agreement to product supply milestones or development milestones, whichever comes first, totaling up to $7.25 million. In August 2019, the Company began shipping this product to Ocumension.

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

In August 2020, the Company entered into a Memorandum of Understanding, pursuant to which, the Company received a one-time non-refundable payment of $9.5 million (the “Accelerated Milestone Payment”) from Ocumension as a full and final payment of the combined remaining development, regulatory and sales milestone payments under the Company’s license agreements with Ocumension for the treatment of posterior segment uveitis of the eye and for the treatment of post-operative inflammation following ocular surgery, respectively. Upon payment of the Accelerated Milestone Payment, the remaining $11.75 million in combined remaining development and sales milestone payments under the Company’s original license agreement with Ocumension upon the achievement by Ocumension of (i) remaining development and regulatory milestones of $6.25 million and commercial sales-based milestones of $3.0 million for the development and commercialization of its three-year micro insert using the Durasert technology for the treatment of posterior segment uveitis of the eye; and (ii) $6.0 million upon the achievement by Ocumension of certain prescribed development and regulatory milestones, and $6.0 million commercial sales-based milestones for the development and commercialization in Mainland China, Hong Kong, Macau and Taiwan of DEXYCU for the treatment of post-operative inflammation following ocular surgery, totaling up to $21.25 million, were permanently extinguished and will no longer be due and owed to the Company. In exchange, Ocumension also received exclusive rights to develop and commercialize YUTIQ and DEXYCU products under its own brand names in South Korea and other jurisdictions across Southeast Asia in Brunei, Burma (Myanmar), Cambodia, Timor-Leste, Indonesia, Laos, Malaysia, the Philippines, Singapore, Thailand and Vietnam, at its own cost and expense with the Company supplying product for clinical trials and commercial sale. The Company continues to be entitled to royalties on future product sales by Ocumension. In April 2021, Ocumension announced its filing of a New Drug Application (“NDA”) for YUTIQ under Ocumension’s distinct name to Chinese regulatory authorities and it is under review. Ocumension has been granted approval to have its NDA submission reviewed based on the U.S. NDA data and the real-world data Ocumension has collected from marketing the product in Hainan Pilot Zone. In September 2021, Ocumension announced its receipt of approval from Chinese regulatory authorities for DEXYCU under Ocumension’s distinct name to conduct a Phase 3 clinical trial in China. In June 2022, Ocumension announced its receipt of approval of the NDA from Chinese regulatory authorities for YUTIQ under Ocumension’s distinct name.

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

During the three and nine months ended September 30, 2022, in addition to $20,000 and $87,000 of revenue from product sales, respectively, the Company recognized approximately $50,000 and $158,000 of license and collaboration revenue, respectively, related to additional technical assistance. During the three and nine months ended September 30, 2021, the Company recognized $78,000 and $438,000, respectively, related to additional technical assistance.

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

Research Collaborations

The Company from time to time enters into agreements to evaluate the potential use of its technologies for sustained release of third-party partner drug candidates. Consideration received is generally recognized as revenue over the term of the research collaborations. Revenue recognition for consideration, if any, related to a license option right is assessed based on the terms of any such future license agreement or is otherwise recognized at the completion of the research collaborations. No revenues were recognized under research collaborations for the three months ended September 30, 2022 and 2021, and $0 and $60,000 for the nine months ended September 30, 2022 and 2021, respectively.

4.
Inventory

Inventory consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$1,696	$2,727
Work in process	854	405
Finished goods	981	484
Total inventory	$3,531	$3,616

5.
Intangible Assets

The reconciliation of intangible assets for the nine months ended September 30, 2022 and 2021 (in thousands) was as follows:

	September 30,	September 30,
	2022	2021
Patented technologies
Gross carrying amount at beginning of period	$68,322	$68,322
Gross carrying amount at end of period	68,322	68,322
Accumulated amortization at beginning of period	(45,573)	(43,113)
Amortization expense	(1,845)	(1,845)
Accumulated amortization at end of period	(47,418)	(44,958)
Net book value at end of period	$20,904	$23,364

The Company amortizes intangible assets with finite lives on a straight-line basis over their respective estimated useful lives of 13 years. Amortization of intangible assets totaled $615,000 and $1.8 million for each of the three and nine months ended September 30, 2022 and 2021, respectively.

In connection with the Company’s acquisition of Icon Bioscience, Inc., the initial purchase price was attributed to the DEXYCU product intangible asset. This finite-lived intangible asset is being amortized on a straight-line basis over its expected remaining useful life of 8.5 years at the rate of approximately $2.5 million per year. Amortization expense was reported as a component of cost of sales for the three and nine months ended September 30, 2022 and 2021, respectively.

DEXYCU Pass-Through Payment Status

On November 1, 2022, the Center for Medicare & Medicaid Services (“CMS”) published in the Federal Register the calendar year (CY) 2023 Medicare Hospital Outpatient Prospective Payment System and ASC Payment System Final Rule (“Final Rule”). The Final Rule terminated the pass-through related separate payment for DEXYCU, which will no longer be separately reimbursed by Medicare as of January 1, 2023, when furnished in hospital outpatient departments and ASC settings. The Final Rule will reduce the amount of Medicare reimbursement provided to the Company’s DEXYCU customers and may result in a significant reduction in the Company’s DEXYCU product revenues (see Note 3). Furthermore, the reduction in the Company’s DEXYCU product revenues is expected to result in a material impairment of the Company’s net intangible asset related to DEXYCU which has a carrying value of $20.9 million at September 30, 2022.

The Company is evaluating the impact of the Final Rule on its operations, cash flows, intangible asset and its DEXYCU inventory balances. The Company expects that it will record a charge in the fourth quarter related to the impairment of the DEXYCU intangible asset and for excess inventory as a result of the Final Rule. No adjustments have been made to the Company’s September 30, 2022 financial statements as a result of the Final Rule.

6.
Accrued Expenses

Accrued expenses consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Personnel costs	$6,547	$7,321
Clinical trial costs	2,084	753
Professional fees	1,011	712
Sales chargebacks, rebates and other revenue reserves	3,927	2,974
Commissions due to DEXYCU commercial partner	1,358	1,518
Other	1,077	1,144
	$16,004	$14,422

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

On March 8, 2022, the Company further amended the lease (i) to extend the term to May 31, 2028 for 13,650 square feet of laboratory and manufacturing operations space, with the landlord agreeing to provide the Company a construction allowance of up to $555,960 to be applied toward upgrades and improvements within the space; (ii) to rent an additional 11,999 square feet of office space within the building through May 31, 2028 ("New Premises”); and (iii) to terminate a portion of the lease comprising 7,999 square feet of office space in the building in accordance with its existing contractual term on May 31, 2025. The amendment also reinstated the Company’s right to extend the lease for the space it occupies after May 31, 2025 for one additional period of five years. Rent for the extension period would be at the fair market rent for comparable space in comparable properties in the Watertown area. During the second quarter of 2022, the Company recognized a $2.9 million increase to its lease liabilities and right-of-use ("ROU") assets resulting from the lease amendment for the term extension of the laboratory and manufacturing operations space.

The lease for the New Premises commenced during the third quarter of 2022. The Company occupied the New Premises when the landlord substantially completed its construction for the space, after which the Company’s obligation to pay base rent began. The Company recognized an increase of $1.6 million to its lease liabilities and $1.7 million to its ROU assets resulting from the lease for the New Premises.

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

The Company identified and assessed the following significant assumptions in recognizing its ROU assets and corresponding lease liabilities:

•
As the Company’s leases do not specify an implicit rate, the Company estimated its incremental borrowing rate to calculate the present value of the lease payments. The Company utilized the borrowing rate under its CRG term loan facility (see Note 8) as the basis for the discount rate for all leases, with the exception of the amendment dated March 8, 2022, for which the Company utilized the borrowing rate under its SVB term loan facility (see Note 8) as the basis for the discount rate.
•
Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the respective lease components.
•
The expected lease terms include non-cancellable lease periods. Renewal option periods have not been included in the determination of the lease terms as they are not deemed reasonably certain of exercise.
•
Variable lease payments, such as common area maintenance, real estate taxes and property insurance are not included in the determination of the lease’s ROU asset or lease liability.

As of September 30, 2022, the weighted average remaining term of the Company’s operating leases was 5.5 years and the weighted average discount rate was 5.89%.

Supplemental balance sheet information related to operating leases as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

	September 30,	December 31,
	2022	2021
Other current liabilities – operating lease current portion	$425	$645
Operating lease liabilities – noncurrent portion	6,235	1,860
Total operating lease liabilities	$6,660	$2,505

Operating lease expense recognized related to ROU assets was $263,000 and $229,000, excluding $2,000 and $9,000 of variable lease costs, for each of the three months ended September 30, 2022 and 2021, respectively, and $781,000 and $656,000, excluding $8,000 and $27,000 of variable lease costs, for each of the nine months ended September 30, 2022 and 2021, respectively, and was included in general and administrative expense in the Company’s statement of comprehensive loss. Cash paid for amounts included in the measurement of operating lease liabilities was $164,000 and $236,000 for the three months ended September 30, 2022 and 2021, respectively, and $595,000 and $678,000 for the nine months ended September 30, 2022 and 2021, respectively.

The Company is a party to two finance leases for laboratory equipment. The equipment leases expire in December 2022 and June 2023, respectively.

Supplemental balance sheet information related to the finance lease as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

	September 30,	December 31,
	2022	2021
Property and equipment, at cost	$270	$371
Accumulated amortization	(206)	(205)
Property and equipment, net	$64	$166

Other current liabilities – finance lease current portion	$70	$137
Other long-term liabilities	—	36
Total finance lease liabilities	$70	$173

The components of finance lease expense recognized during the three and nine months ended September 30, 2022 were amortization expense of $34,000 and $101,000 and interest on lease liabilities of $2,000 and $11,000, respectively. Cash paid for amounts included in the measurement of finance lease liabilities were operating cash flows of $3,000 and $11,000 during the three and nine months ended September 30, 2022, respectively, and financing cash flows of $35,000 and $103,000 for the three and nine months ended September 30, 2022, respectively. The components of finance lease expense recognized during the three and nine months ended September 30, 2021 were amortization expense of $46,000 and $108,000 and interest on lease liabilities of $7,000 and $17,000, respectively. Cash paid for amounts included in the measurement of finance lease liabilities were operating cash flows of $7,000 and $17,000 during the three and nine months ended September 30, 2021, respectively, and financing cash flows of $45,000 and $102,000 during the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, the weighted average remaining term of the Company’s finance leases was 0.6 years and the weighted average discount rate was 12.5%.

The Company’s total future minimum lease payments under non-cancellable leases at September 30, 2022 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2022	$239	$35
2023	910	37
2024	1,392	—
2025	1,494	—
2026	1,589	—
Thereafter	2,329	—
Total lease payments	$7,953	$72
Less imputed interest	(1,293)	(2)
Total	$6,660	$70

8.
Loan Agreements

CRG Term Loan Agreement

On February 13, 2019 (the “CRG Closing Date”), the Company entered into the CRG Loan Agreement among the Company, as borrower, CRG Servicing LLC, as administrative agent and collateral agent, and the lenders party thereto from time to time, providing for a senior secured term loan of up to $60 million (the “CRG Loan”). On the CRG Closing Date, $35 million of the CRG Loan was advanced (the “CRG Initial Advance”). The Company utilized the proceeds from the CRG Initial Advance for the repayment in full of all outstanding obligations under its prior credit agreement with SWK Funding LLC (“SWK”). In April 2019, the Company exercised its option to borrow an additional $15 million of the CRG Loan (the “CRG Second Advance”). The Company did not draw any additional funds under the CRG Loan by the final draw deadline of March 31, 2020.

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

Amortization of debt discount under the SVB Loan Agreement totaled $70,000 and $161,000 for the three and nine months ended September 30, 2022. Commitment fees under the revolving facility were immaterial.

The Company’s scheduled principal payments for debt at September 30, 2022 were as follows (in thousands):

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

There were no equity financings during the three and nine-months ended September 30, 2022.

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

During the three and nine months ended September 30, 2022, the Company did not sell any shares of its common stock under the ATM Facility.

During the three months ended September 30, 2021, the Company did not sell any shares of its common stock under the ATM Facility. During the nine months ended September 30, 2021, the Company sold 48,538 shares of its common stock, at a weighted average price of $11.37 per share, for gross proceeds of approximately $552,000. Share issue costs, including sales agent commissions, totaled approximately $53,000 during the nine months ended September 30, 2021.

Warrants to Purchase Common Shares

The following table provides a reconciliation of fixed price warrants to purchase shares of the Company’s common stock for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022
	2022		2021
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Balance at beginning of period	48,683	$12.33	48,683	$12.33
Balance and exercisable at end of period	48,683	$12.33	48,683	$12.33

Pursuant to a credit agreement, the Company issued a warrant to SWK Funding LLC to purchase (i) 40,910 shares of the Company’s common stock on March 28, 2018 at an exercise price of $11.00 per share with a seven-year term and (ii) 7,773 shares of the Company’s common stock on June 26, 2018 at an exercise price of $19.30 per share with a seven-year term. At September 30, 2022, the weighted average remaining life of the warrant was approximately 2.5 years.

10.
Share-Based Payment Awards

Equity Incentive Plan

The 2016 Long-Term Incentive Plan (the “2016 Plan”), approved by the Company’s stockholders on December 12, 2016 (the “Adoption Date”), provides for the issuance of up to 300,000 shares of the Company’s common stock reserved for issuance under the 2016 Plan plus any additional shares of the Company’s common stock that were available for grant under the 2008 Incentive Plan (the “2008 Plan”) at the Adoption Date or would otherwise become available for grant under the 2008 Plan as a result of subsequent termination or forfeiture of awards under the 2008 Plan. At the Company’s Annual Meeting of Stockholders held on June 25, 2019, the Company’s stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance by 1,100,000 shares. At the Company’s Annual Meeting of Stockholders held on June 22, 2021, the Company’s stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance by 2,500,000 shares. At September 30, 2022, a total of approximately 127,000 shares were available for new awards.

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

Stock Options

The following table provides a reconciliation of stock option activity under the Company’s equity incentive plans and for inducement awards for the nine months ended September 30, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life	Value
			(in years)	(in thousands)
Outstanding at January 1, 2022	2,517,680	$16.49
Granted	1,783,300	10.32
Exercised	(4,479)	9.20
Forfeited	(254,300)	12.89
Expired	(10,536)	21.17
Outstanding at September 30, 2022	4,031,665	$13.99	8.08	$72,129
Exercisable at September 30, 2022	1,381,575	$19.32	6.17	$31,793

The Company has granted stock options with 25% of the option vesting after one year followed by ratable monthly vesting over the remaining three years. Nonemployee awards are granted similar to the Company’s employee awards. All option grants have a 10-year term. Options to purchase a total of 525,000 shares of the Company’s common stock vested during the nine months ended September 30, 2022. Starting February 2021, the Company (i) ceased vesting ratable monthly over four years and (ii) retained 25% vesting after one year followed by ratable monthly vesting over the remaining three years.

In determining the grant date fair value of option awards during the nine months ended September 30, 2022, the Company applied the Black-Scholes option pricing model based on the following key assumptions:

Option life (in years)	5.50 - 6.09
Stock volatility	76% - 78%
Risk-free interest rate	1.46% - 3.59%
Expected dividends	0.0%

The following table summarizes information about employee, non-executive director and external consultant stock options for the nine months ended September 30, 2022 (in thousands except per share amount):

Nine Months
Ended
September 30, 2022
Weighted average grant date fair value per share	$6.96
Total cash received from exercise of stock options	41
Total intrinsic value of stock options exercised	14

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

The following table provides a reconciliation of RSU activity under the 2016 Plan for the nine months ended September 30, 2022:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Nonvested at January 1, 2022	291,575	$13.19
Granted	415,500	10.06
Vested	(140,402)	13.44
Forfeited	(36,995)	11.04
Nonvested at September 30, 2022	529,678	$10.82

At September 30, 2022, the weighted average remaining vesting term of the RSUs was 1.47 years.

Employee Stock Purchase Plan

On June 25, 2019, the Company’s stockholders approved the adoption of the EyePoint Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) and authorized up to 110,000 shares of common stock reserved for issuance to participating employees. At the Company’s Annual Meeting of Stockholders held on June 22, 2021, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares authorized for issuance by 250,000 shares. The ESPP allows qualified participants to purchase the Company’s common stock twice a year at 85% of the lesser of the average of the high and low sales price of the Company’s common stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period. The number of shares of the Company’s common stock each employee may purchase under this plan, when combined with all other employee stock purchase plans, is limited to the lower of an aggregate fair market value of $25,000 during each calendar year, or 5,000 shares of the Company’s common stock in any one offering period. The Company has maintained consecutive six-month offering periods since August 1, 2019. As of September 30, 2022, 48,000 shares of the Company’s common stock were issued pursuant to the ESPP.

The Company estimated the fair value of the option component of the ESPP shares at the date of grant using a Black-Scholes valuation model. During the three and nine months ended September 30, 2022, the compensation expense from ESPP shares was approximately $50,000 and $121,000. During the three and nine months ended September 30, 2021, the compensation expense from ESPP shares was immaterial.

Stock-Based Compensation Expense

The Company’s consolidated statements of comprehensive loss included total compensation expense from stock-based payment awards for the three and nine months ended September 30, 2022 and 2021, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Compensation expense included in:
Research and development	$1,277	$719	$4,762	$1,291
Sales and marketing	290	348	1,195	829
General and administrative	1,632	1,404	4,859	2,519
	$3,199	$2,471	$10,816	$4,639

At September 30, 2022, there was approximately $13.7 million of unrecognized compensation expense related to outstanding equity awards under the 2016 Plan, the 2008 Plan, the inducement awards and the ESPP that is expected to be recognized as expense over a weighted average period of approximately 1.65 years.

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

No R&D expense was recorded for the three and nine months ended September 30, 2022 for this license. No R&D expense was recorded for the three and nine months ended September 30, 2021.

12.
Fair Value Measurements

The following tables summarize the Company’s assets by significant categories carried at fair value measured on a recurring basis at September 30, 2022 and December 31, 2021 by valuation hierarchy (in thousands):

	September 30, 2022
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$62,431	$—	$—	$62,431	$62,431	$—
Subtotal	$62,431	$—	$—	$62,431	$62,431	$—
Level 2:
Commercial paper	$28,781	$—	$—	$28,781	$—	$28,781
U.S. treasury securities	53,304	—	(188)	$53,116	—	$53,116
Subtotal	$82,085	$—	$(188)	$81,897	$—	$81,897
Total	$144,516	$—	$(188)	$144,328	$62,431	$81,897

	December 31, 2021
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$155,551	$—	$—	$155,551	$155,551	$—
Subtotal	$155,551	$—	$—	$155,551	$155,551	$—
Level 2:
Commercial paper	$49,514	$—	$—	$49,514	$16,549	$32,965
Subtotal	$49,514	$—	$—	$49,514	$16,549	$32,965
Total	$205,065	$—	$—	$205,065	$172,100	$32,965

At September 30, 2022, substantially all of the Company’s interest-bearing cash equivalent balances, were concentrated in one U.S. Government institutional money market fund that had investments consisting primarily of U.S. Government Agency debt, U.S. Treasury Repurchase Agreements and U.S. Government Agency Repurchase Agreements. Generally, these deposits may be redeemed upon demand and, therefore, the Company believes they have minimal risk. Marketable securities consist of investments with an original or remaining maturity of greater than three months but less than one year at the date of purchase. The Company had investments of $81.9 million in marketable securities at September 30, 2022.

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

U.S. Department of Justice Subpoena

In August 2022, the Company received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts seeking production of documents related to sales, marketing and promotional practices, including as pertain to DEXYCU® (“DOJ Investigation”). The Company is cooperating fully with the government in connection with this matter. At this time, the Company is unable to predict the duration, scope or outcome of this matter or whether it could have a material impact on the Company’s financial condition, results of operation or cash flow.

14.
Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by adding to the basic weighted average number of common shares outstanding the total number of dilutive common equivalent shares using the treasury stock method, unless the effect is anti-dilutive. Potentially dilutive shares were not included in the calculation of diluted net loss per share for each of the three and nine months ended September 30, 2022 and 2021 as their inclusion would be anti-dilutive.

Potential common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	Nine Months Ended September 30,
	2022	2021
Stock options	4,031,665	2,116,662
ESPP	12,849	9,053
Warrants	48,683	48,683
Restricted stock units	529,678	285,782
	4,622,875	2,460,180

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
•
our expectations regarding the market for DEXYCU following the loss of pass-through related separate payment for DEXYCU;
•
our ability to manufacture YUTIQ and DEXYCU, or any future products or product candidates, in sufficient quantities and quality;
•
our belief that our cash, cash equivalents, and marketable securities of $157.3 million at September 30, 2022, combined with anticipated net cash inflows from product sales, will fund our operating plans into 2H 2024, under current expectations regarding the progress of our Phase 2 clinical trials for EYP-1901;
•
our ability to obtain additional capital in sufficient amounts and on terms acceptable to us, and the consequences of failing to do so;
•
our future expenses and capital expenditures;
•
our expectations regarding the timing and results of the subpoena from the U.S. Attorney’s Office for the District of Massachusetts seeking production of documents related to sales, marketing and promotional practices, including as pertain to DEXYCU®;
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
•
fluctuations in our operating results;

•
the duration, scope and outcome of the DOJ Investigation and its impact on our financial condition;
•
our ability to successfully produce sufficient commercial quantities of YUTIQ and DEXYCU and to successfully commercialize YUTIQ and DEXYCU in the U.S.;
•
consequences of the loss of pass-through related separate payment for DEXYCU pursuant to the Final Rule;
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

Our Business

Overview

We are a pharmaceutical company committed to developing and commercializing innovative therapeutics to help improve the lives of patients with serious eye disorders. Our pipeline leverages our proprietary Durasert® technology for sustained intraocular drug delivery including EYP-1901, an investigational sustained delivery intravitreal anti-VEGF treatment currently in Phase 2 clinical trials for wet AMD, the leading cause of vision loss among people 50 years of age and older in the United States, and NPDR. We also have two commercial products: YUTIQ®, a once every three-year treatment for posterior segment uveitis, and DEXYCU®, a single dose treatment for postoperative inflammation following ocular surgery.

Recent Developments

•
In November 2022, CMS announced in the Final Rule it would not provide further extension of pass-through related separate payment for certain drugs, including DEXYCU. DEXYCU will lose eligibility for pass-through related separate payment on December 31, 2022, and payment will instead be packaged into reimbursement for the underlying procedure starting on January 1, 2023. We anticipate that the loss of pass-through status will have a material negative impact DEXYCU revenue and the value of the net intangible asset related to DEXYCU.
•
In October 2022, we entered into a Mutual Termination Agreement (the “Termination Agreement”) with ImprimisRx on October 7, 2022, pursuant to which we and ImprimisRx agreed (a) that ImprimisRx would continue to support the sales and marketing of DEXYCU through the fourth quarter of 2022, consistent with ImprimisRx’s level of effort during the January through June 2022 period, (b) decrease the required minimum quarterly sales levels based on DEXYCU unit demand for the fourth quarter of 2022, and (c) terminate the previously entered into Commercial Alliance Agreement, made effective as of August 1, 2020, as modified by the Letter Agreement dated November 12, 2020 and the Letter Agreement dated December 6, 2021 (collectively, the “Agreements”), effective January 1, 2023 due to the loss of pass-through related separate payment of DEXYCU.

•
In August 2022, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts seeking production of documents related to sales, marketing and promotional practices, including as pertain to DEXYCU®. We have expended and, if the DOJ Investigation continues for a significant period of time, will continue to expend significant financial and managerial resources responding to the subpoena, which could also have a material adverse effect on our business, financial condition, results of operations and cash flows.
•
In July 2022, we announced the appointment of Karen Zaderej to our Board of Directors. Ms. Zaderej is currently the President, Chief Executive Officer, and Chair of the Board at AxoGen Corporation (Nasdaq: AXGN), and brings more than 35 years of biopharmaceutical and medical device experience to the role.
•
In June 2022, we announced the appointment of Anthony (Tony) Adamis, M.D. to our Board of Directors. Dr. Adamis is a highly accomplished ophthalmology executive with more than 30 years or research and development experience in the biopharmaceutical industry.
•
In June 2022, China's Center for Drug Evaluation (CDE) of the National Medical Products Administration (NMPA) approved YUTIQ 0.18mg for the treatment of posterior segment uveitis of the eye.
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
•
Concurrently with the execution of the Betta License Agreement, we entered into Amendment #1 (the “First Amendment”) to that certain Exclusive License Agreement, dated February 3, 2020, with Equinox Sciences, LLC (“Equinox”), regarding our exclusive, sublicensable, royalty-bearing right and license to certain patents and other Equinox intellectual property to research, develop, make, have made, use, sell, offer for sale and import the compound vorolanib and any pharmaceutical products comprising the compound for local delivery to the eye for the prevention or treatment of wet AMD, DR and RVO using our proprietary localized delivery technologies (the “Original Field”), in each case, throughout the world except China, Hong Kong, Taiwan and Macau. Pursuant to the First Amendment, the Original Field was expanded to cover the prevention or treatment of all ophthalmology indications, using our proprietary localized delivery technologies.
•
Customer demand for YUTIQ in Q3 2022, represented as units purchased by physicians from our distributors, was down 5% versus Q2 2022, driven by seasonality.
•
Customer demand for DEXYCU in Q3 2022, represented as units purchased by ambulatory surgical centers (“ASCs”), was down 4% versus Q2 2022 due to seasonality and the impact of expected loss of pass-through related separate payment at the end of 2022.
•
In March 2022, we entered into a loan agreement for senior secured credit facilities in the aggregate amount of $45 million with Silicon Valley Bank to replace our existing credit facility with CRG.

R&D Highlights

•
In September 2022, we announced that the first patient was dosed in the Phase 2 PAVIA clinical trial of EYP-1901 for the potential treatment of NPDR. The twelve-month, randomized, controlled PAVIA trial is expected to enroll approximately 105 patients randomly assigned to one of two doses of EYP-1901 (approximately 2 mg or 3 mg), or to the control group receiving a sham injection.
•
In July 2022, we announced that the first patient was dosed in the Phase 2 DAVIO2 clinical trial of EYP-1901 for the potential treatment of wet AMD. The twelve-month, randomized, controlled DAVIO2 trial is expected to enroll approximately 150 patients previously treated with a standard-of-care anti-VEGF therapy, and topline data is expected in the second half of 2023. More information about the study is available at clinicaltrials.gov (identifier: NCT05381948).
•
In July 2022, we announced positive 12-month safety and efficacy data from the DAVIO Phase 1 clinical trial evaluating EYP-1901 for the treatment of wet AMD. The final twelve-month data presented from the Phase 1 DAVIO clinical trial showed no reports of ocular serious adverse events ("SAEs") or drug-related systemic SAEs. There were no reported events of vitreous floaters, endophthalmitis, retinal detachment, implant migration in the anterior chamber, retinal vasculitis, posterior segment inflammation, or retinal vascular occlusive events. Additionally, updated data from the twelve-month follow-up confirm stable best corrected visual acuity (BCVA) (-4.12 ETDRS letters), stable central subfield thickness (CST) on optical coherence tomography (OCT) (-2.76 μm), and an expected late increase in supplemental anti-VEGF therapy given the insert's expected drug depletion, with 53% supplement free up to six months and 35% of eyes supplement free up to twelve months. Additionally, there was positive treatment burden reduction of 75% at six months and 73% at twelve months.
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

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021:

	Three Months Ended
	September 30,		Change
	2022	2021	Amounts	%

Revenues:
Product sales, net	$9,720	$8,587	$1,133	13%
License and collaboration agreements	52	159	(107)	-67%
Royalty income	240	313	(73)	-23%
Total revenues	10,012	9,059	953	11%
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	1,405	1,825	(420)	-23%
Research and development	11,162	8,498	2,664	31%
Sales and marketing	6,016	7,374	(1,358)	-18%
General and administrative	9,212	6,060	3,152	52%
Amortization of acquired intangible assets	615	615	—	0%
Total operating expenses	28,410	24,372	4,038	17%
Loss from operations	(18,398)	(15,313)	(3,085)	20%
Other income (expense):
Interest and other income, net	640	6	634	10567%
Interest expense	(662)	(1,388)	726	-52%
Gain (loss) on extinguishment of debt	—	—	—	0%
Total other income (expense), net	(22)	(1,382)	1,360	-98%
Net loss	$(18,420)	$(16,695)	$(1,725)	10%
Net loss per share - basic and diluted	$(0.49)	$(0.58)	$0.09	-16%
Weighted average shares outstanding - basic and diluted	37,338	28,766	8,572	30%

Net loss	$(18,420)	$(16,695)	$(1,725)	10%

Product Sales, Net

Product sales, net represents the gross sales of YUTIQ and DEXYCU less provisions for product sales allowances. Product sales, net increased by $1.1 million, or 13%, to $9.7 million for the three months ended September 30, 2022 compared to $8.6 million for the three months ended September 30, 2021. Customer demand has a direct impact on product orders from our specialty distributors that we record as net product sales. Net product revenue represents product purchased by our distributors whereas customer demand represents purchases of product by physician practices and ASCs from our specialty distributors. The progression of the Pandemic and its effects on our business and operations remain uncertain at this time. Depending on future developments that are uncertain and difficult to predict, including new information that may emerge concerning the Pandemic, our customer demand may be adversely affected in the future.

License and Collaboration Agreement

License and collaboration agreement revenues decreased by $107,000, or 67%, to $52,000 for the three months ended September 30, 2022 compared to $159,000 for the three months ended September 30, 2021. The decrease was primarily due to the reduction of revenue from Ocumension by $69,000 for the three months ended September 30, 2022.

Royalty Income

Royalty income decreased by $73,000, or 23%, to $240,000 for the three months ended September 30, 2022 compared to $313,000 for the three months ended September 30, 2021. The decrease was attributable to higher non-cash Alimera royalties payable to SWK.

Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Cost of sales, excluding amortization of acquired intangible assets, decreased by $420,000, or 23%, to $1.4 million for the three months ended September 30, 2022 from $1.8 million for the three months ended September 30, 2021. This decrease was primarily attributable to decreased costs associated with lower costs of goods, royalties, and distribution fees due to product mix.

Research and Development

Research and development expenses increased by $2.7 million, or 31%, to $11.2 million for the three months ended September 30, 2022 from $8.5 million for the same period in the prior year. This increase was attributable primarily to (i) $1.9 million of personnel related costs for investment in new employees across the research and clinical organizations, including $558,000 of stock based compensation, and (ii) $1.0 million in increased clinical trial costs, primarily related to the completion of our EYP-1901 Phase 1 DAVIO clinical trial and initiation costs for Phase 2 DAVIO2 and PAVIA clinical trials. These increases were partially offset by $203,000 in lower early stage research and development expense.

Sales and Marketing

Sales and marketing expenses decreased by $1.4 million, or 18%, to $6.0 million for the three months ended September 30, 2022 from $7.4 million for the same period in the prior year. This decrease was primarily attributable to lower DEXYCU promotional activities related to the transition to our commercial partner, ImprimisRx, including (i) a $637,000 decrease in DEXYCU marketing and promotional expense, (ii) a $415,000 decrease in DEXYCU personnel expense, (iii) a $179,000 decrease of commission due to our commercial partner for DEXYCU, and (iv) a $129,000 decrease in other marketing and related expenses not specific to DEXYCU.

General and Administrative

General and administrative expenses increased by $3.2 million, or 52%, to $9.2 million for the three months ended September 30, 2022 from $6.1 million for the same period in the prior year. This increase was attributable primarily to (i) $1.6 million in personnel expense, including $228,000 of stock-based compensation, for organizational expansion across executive, Finance, HR, and IT functions, (ii) $876,000 in legal, consulting, insurance, and other professional services, (iii) $328,000 of IT and systems related expense, and (iv) $378,000 of other expense.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets totaled $615,000 for both the three months ended September 30, 2022 as well as the same period in the prior year. This amount was attributable to the DEXYCU product intangible asset that resulted from the Icon Acquisition (see Note 5).

Interest (Expense) Income

Interest expense totaled $662,000 for the three months ended September 30, 2022. We incurred lower interest expense due to the conversion of debt from the CRG Loan to the SVB Loan, which carries a lower interest rate. Interest expense in the three months ended September 30, 2021 was $1.4 million.

Interest income from amounts invested in marketable securities and institutional money market funds increased to $640,000 for the three months ended September 30, 2022 compared to $6,000 in the prior year quarter, due primarily to an increase in cash invested in marketable securities in the current year.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021:

	Nine Months Ended
	September 30,		Change
	2022	2021	Amounts	%

Revenues:
Product sales, net	$30,048	$24,127	$5,921	25%
License and collaboration agreements	160	594	(434)	-73%
Royalty income	663	674	(11)	-2%
Total revenues	30,871	25,395	5,476	22%
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	4,916	5,144	(228)	-4%
Research and development	34,099	19,582	14,517	74%
Sales and marketing	19,592	19,692	(100)	-1%
General and administrative	26,321	16,358	9,963	61%
Amortization of acquired intangible assets	1,845	1,845	—	0%
Total operating expenses	86,773	62,621	24,152	39%
Loss from operations	(55,902)	(37,226)	(18,676)	50%
Other income (expense):
Interest and other income, net	1,067	286	781	273%
Interest expense	(2,408)	(4,110)	1,702	-41%
Gain (loss) on extinguishment of debt	(1,559)	2,065	(3,624)	-175%
Total other income (expense), net	(2,900)	(1,759)	(1,141)	65%
Net loss	$(58,802)	$(38,985)	$(19,817)	51%

Product Sales, Net

Product sales, net represents the gross sales of YUTIQ and DEXYCU less provisions for product sales allowances. Product sales, net increased by $5.9 million, or 25%, to $30.0 million for the nine months ended September 30, 2022 compared to $24.1 million for the nine months ended September 30, 2021. The increase was driven by increases in cataract surgeries, re-opening of ASCs, and ongoing sales efforts. Customer demand has a direct impact on product orders from our specialty distributors that we record as net product sales. Net product revenue represents product purchased by our distributors whereas customer demand represents purchases of product by physician practices and ASCs from our distributors. The progression of the Pandemic and its effects on our business and operations remain uncertain at this time. Depending on future developments that are uncertain and difficult to predict, including new information that may emerge concerning the Pandemic, our customer demand may be adversely affected in the future. The impact of the termination of pass-through related separate payment status for DEXYCU will materially decrease our revenues from sales of DEXYCU.

License and Collaboration Agreement

License and collaboration agreement revenues decreased by $434,000, or 73%, to $160,000 for the nine months ended September 30, 2022 compared to $594,000 for the nine months ended September 30, 2021. The decrease was primarily due to the reduction of revenue from Ocumension by $322,000 for the nine months ended September 30, 2022.

Royalty Income

Royalty income decreased by $11,000, or 2%, to $663,000 for the nine months ended September 30, 2022 compared to $674,000 for the nine months ended September 30, 2021. The decrease was attributable to lower non-cash Alimera royalties payable to SWK.

Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Cost of sales, excluding amortization of acquired intangible assets, decreased by $228,000, or 4%, to $4.9 million for the nine months ended September 30, 2022 from $5.1 million for the nine months ended September 30, 2021. This decrease was primarily attributable to decreased costs associated with lower costs of goods, royalties, and distribution fees due to product mix.

Research and Development

Research and development expenses increased by $14.5 million, or 74%, to $34.1 million for the nine months ended September 30, 2022 from $19.6 million for the same period in the prior year. This increase was attributable primarily to (i) $8.8 million of personnel related costs for investment in new employees across the research and clinical organizations, including $3.5 million of stock-based compensation, and (ii) $4.7 million in increased clinical costs, primarily related to the completion of our EYP-1901 Phase 1 DAVIO clinical trial and initiation of Phase 2 DAVIO2 and PAVIA clinical trials, and $1.1 million of other research and development activities.

Sales and Marketing

Sales and marketing expenses decreased by $100,000, or 1%, to $19.6 million for the nine months ended September 30, 2022 from $19.7 million for the same period in the prior year. This decrease was primarily attributable to lower DEXYCU promotional activities related to the transition to our commercial partner, ImprimisRx, including (i) a $683,000 decrease in DEXYCU personnel expense, and (ii) a $589,000 decrease in DEXYCU marketing expense. These decreases were partially offset by (i) a $1.0 million increase in commission due to our commercial partner for DEXYCU, and (ii) a $204,000 increase in other promotional and related expenses.

General and Administrative

General and administrative expenses increased by $10.0 million, or 61%, to $26.3 million for the nine months ended September 30, 2022 from $16.4 million for the same period in the prior year. This increase was attributable primarily to (i) $6.4 million in personnel expense, including $2.3 million of stock-based compensation, for organizational expansion across executive, Finance, HR, and IT functions, (ii) $2.0 million in consulting, legal, and other professional services, (iii) $867,000 in facilities and IT expenses, and (iv) $683,000 in other miscellaneous administrative expenses.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets totaled $1.8 million for both the nine months ended September 30, 2022 as well as the same period in the prior year. This amount was attributable to the DEXYCU product intangible asset that resulted from the Icon Acquisition (see Note 5).

Extinguishment of Debt (Expense) Income

Loss on extinguishment of debt for the nine months ended September 30, 2022 was for the early repayment of the CRG Loan resulting in a $1.6 million write-off of the remaining balance of unamortized debt discount.

Gain on extinguishment of debt for the nine months ended September 30, 2021 was for forgiveness by the SBA of our PPP Loan, which consisted of approximately (i) $2.0 million of principal and (ii) $24,000 of interest in 2021.

Interest (Expense) Income

Interest expense totaled $2.4 million for the nine months ended September 30, 2022. We incurred lower interest expense due to the conversion of debt from the CRG Loan to the SVB Loan, which carries a lower interest rate. Interest expense in the nine months ended September 30, 2021 was $4.1 million.

Interest income from investments in marketable securities and institutional money market funds increased to $1.1 million for the nine months ended September 30, 2022 compared to $286,000 in the prior year quarter, due primarily to higher cash balances invested in marketable securities in the current year.

Liquidity and Capital Resources

We have had a history of operating losses and an absence of significant recurring cash inflows from revenue, and at September 30, 2022 we had a total accumulated deficit of $627.9 million. Our operations have been financed primarily from sales of our equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from collaboration partners. In the first quarter of 2019, we commenced the U.S. launch of our first two commercial products, YUTIQ and DEXYCU. However, we have not received sufficient revenues from our product sales to fund operations and we do not expect revenues from our product sales to generate sufficient funding to sustain our operations in the near-term.

Financing Activities

During the nine months ended September 30, 2021, we recorded net proceeds of $107.9 million from the issuance of shares of our common stock (“Common Stock”) in an underwritten public offering (see Note 9). We also sold shares of our Common Stock under our at-the-market facility during the nine months ended September 30, 2021 and recorded net proceeds of approximately $499,000. During the nine months ended September 30, 2022, we did not sell any shares of our common stock under the at-the-market facility but the program remains available for use.

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

Future Funding Requirements

At September 30, 2022, we had cash, cash equivalents, and marketable securities of $157.3 million. We expect that our cash and cash equivalents combined with anticipated net cash inflows from net product sales will fund our operating plan into the second half of 2024, under current expectations regarding the timing and outcomes of our Phase 2 clinical trials for EYP-1901 for the treatment of wet AMD, NPDR, and DME. Due to the difficulty and uncertainty associated with the design and implementation of clinical trials, we will continue to assess our cash and cash equivalents and future funding requirements. However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations.

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
3.
the duration, scope and outcome of the DOJ Investigation and its impact on our financial condition, results of operations or cash flows;
4.
the success of our U.S. direct commercialization of YUTIQ and DEXYCU;
5.
the cost of commercialization activities for YUTIQ and DEXYCU, including product manufacturing, marketing, sales and distribution;
6.
the December 31, 2022 expiration of pass-through related separate payment under which DEXYCU is reimbursed for Medicare Part B patients treated in hospital outpatient department and ASC settings of care;
7.
whether and to what extent we internally fund, whether and when we initiate, and how we conduct additional pipeline product development programs;
8.
payments we receive under any new collaboration agreements;
9.
whether and when we are able to enter into strategic arrangements for our products or product candidates and the nature of those arrangements;
10.
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims;
11.
changes in our operating plan, resulting in increases or decreases in our need for capital;
12.
our views on the availability, timing and desirability of raising capital; and
13.
the extent to which our business could be adversely impacted by the effects of the Pandemic or by other pandemics, epidemics or outbreaks.

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

Our consolidated statements of historical cash flows are summarized as follows (in thousands):

	Nine Months Ended
	September 30,
	2022	2021	Change
Cash flows from operating activities:
Net loss	$(58,802)	$(38,985)	$(19,817)
Changes in operating assets and liabilities	(7,883)	$447	$(8,330)
Other adjustments to reconcile net loss to cash flows from operating activities:	$14,268	5,109	9,159
Net cash used in operating activities	$(52,417)	$(33,429)	$(18,988)
Net cash used in investing activities	(50,182)	(156)	(50,026)
Net cash (used in) provided by financing activities	(632)	108,386	(109,018)

Operating cash outflows for the nine months ended September 30, 2022 totaled $52.4 million, primarily due to our net loss of $58.8 million, reduced by $14.3 million of non-cash expenses, which included $10.8 million of stock-based compensation, $1.6 million of loss on extinguishment of debt, and $1.8 million of amortization of the DEXYCU finite-lived intangible asset. This was partially offset by increases of $7.9 million in changes in operating assets and liabilities, primarily in accounts receivable and other current assets.

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

For the nine months ended September 30, 2022, $48.6 million of net cash was used to purchase marketable securities, as well as $1.6 million for the purchase of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2021 consisted of $156,000 of purchases of property and equipment.

Net cash used in financing activities for the nine months ended September 30, 2022 totaled $632,000 and consisted of the following:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various routine legal proceedings and claims incidental to our business, which management believes will not have a material effect on our financial position, results of operations or cash flows.

In August 2022, the Company received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts seeking production of documents related to sales, marketing and promotional practices, including as pertain to DEXYCU®. We are cooperating fully with the government in connection with this matter. At this time, the Company is unable to predict the duration, scope or outcome of this matter or whether it could have a material impact on the Company’s financial condition, results of operation or cash flow.

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

We received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts seeking production of documents related to sales, marketing and promotional practices, including as pertain to DEXYCU®. If the DOJ commences an action against us, the action could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we have expended and expect to continue to expend significant financial and managerial resources responding to the DOJ subpoena, which could also have a material adverse effect on our business, financial condition, results of operations and cash flows.

In August 2022, the Company received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts seeking production of documents related to sales, marketing and promotional practices, including as pertain to DEXYCU®. We are cooperating fully with the government in connection with this matter. We cannot predict the outcome of the DOJ Investigation, and there can be no assurance that the DOJ will not commence an action against us, or as to what the ultimate outcome of any such DOJ Investigation might be. Under applicable law, the DOJ has the ability to impose sanctions on companies which are found to have violated the provisions of applicable laws, including, civil monetary penalties and other remedies. The resolution of any such enforcement action, should there be one, could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have expended and expect to continue to expend significant financial and managerial resources responding to the DOJ subpoena, which could also have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our products may continue to be impacted by additional unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, including DEXYCU pass-through status, which could harm our business.

The statutes and regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate from the sale of the product in that particular country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more of our products.

Our success also depends in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors also may seek additional clinical evidence, beyond the data required to obtain marketing approval, demonstrating clinical benefits and value in specific patient populations, before covering our products for those patients. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval. For example, under current Medicare Part B policy, payment to hospital outpatient departments and ASCs for drug and biological products furnished to patients as part of a surgical procedure is typically packaged into the payment for the associated procedure and thus not paid separately. Products granted pass-through status are excluded from this payment packaging policy and receive separate payment from the associated procedure for a period of three years. While DEXYCU had been granted pass-through status and has been receiving separate payment in these settings from Medicare, the CY 2023 Medicare Hospital OPPS and ASC Payment System Final Rule, which was issued November 1, 2022, terminated pass-through related separate payment for certain drugs, including DEXYCU, beyond its current expiration date of December 31, 2022. As of January 1, 2023, payment for DEXYCU will be packaged into the payment for the underlying procedure and no longer be reimbursed separately, which will materially decrease our revenues from sales of DEXYCU and correspondingly have a material adverse effect on our results of operations and financial condition.

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

We participate in, and have certain price reporting obligations to, the Medicaid Drug Rebate Program. This program requires us to pay a rebate for each unit of drug reimbursed by Medicaid. The amount of the “basic” portion of the rebate for each product is set by law as the larger of: (i) 23.1% of quarterly average manufacturer price, or AMP, or (ii) the difference between quarterly AMP and the quarterly best price available from us to any commercial or non-governmental customer, or Best Price. AMP must be reported on a monthly and quarterly basis and Best Price is reported on a quarterly basis only. In addition, the rebate also includes the “additional” portion, which adjusts the overall rebate amount upward as an “inflation penalty” when the drug’s latest quarter’s AMP exceeds the drug’s AMP from the first full quarter of sales after launch, adjusted for increases in the Consumer Price Index-Urban. The upward adjustment in the rebate amount per unit is equal to the excess amount of the current AMP over the inflation-adjusted AMP from the first full quarter of sales. The rebate amount is computed each quarter based on our report to CMS of current quarterly AMP and Best Price for our drug. Rebates under the Medicaid Drug Rebate Program are currently capped at 100 percent of AMP, but that cap is set to be removed, effective January 1, 2024, which could increase our rebate liability. We are required to report revisions to AMP or Best Price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. The Affordable Care Act made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act. On December 21, 2020, CMS issued a final regulation that modified existing Medicaid Drug Rebate Program regulations to permit reporting multiple Best Price figures with regard to value based purchasing arrangements (beginning in 2022) and provided definitions for “line extension,” “new formulation,” and related terms with the practical effect of expanding the scope of drugs considered to be line extensions (beginning in 2022). While the regulatory provisions that purported to affect the applicability of the AMP and Best Price exclusions of manufacturer-sponsored patient benefit programs in the context of pharmacy benefit manager “accumulator” programs were invalidated by a court, accumulator and other such programs may continue to negatively affect us in other ways.

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

Statutory or regulatory changes or CMS guidance could affect the pricing of our approved products, and could negatively affect our results of operations. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, or IRA, which, among other things, requires the U.S. Department of Health and Human Services Secretary to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of certain high Medicare spend drugs and biologicals per year starting in 2026. Starting January 2023, the IRA establishes a Medicare Part B inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty. Further, starting October 2022, the IRA establishes a Medicare Part D inflation rebate scheme, under which, generally speaking, manufacturers will owe additional rebates if the AMP of a Part D drug increases faster than the pace of inflation. Failure to timely pay a Part D inflation rebate is subject to a civil monetary penalty. In addition, manufacturers are currently required to provide a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design. The IRA sunsets the coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program and makes other reforms to the Part D benefit, which could increase our liability under Part D. These or any other public policy change could impact the market conditions for our products. We further expect continued scrutiny on government price reporting and pricing more generally from Congress, agencies, and other bodies.

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

We are shipping DEXYCU to ASCs, or to hospital outpatient surgical centers through specialty pharmacies and distributors. DEXYCU is being reimbursed for Medicare Part B patients in these settings through a transitional pass-through related separate payment when billed under the drug’s “J” code. The Final Rule does not extend pass-through related separate payment for expiring drugs, and therefore, DEXYCU will no longer qualify for separate payment effective January 1, 2023, and will be subject to packaged payment rates, which will significantly limit our ability to gain utilization and subsequent revenues. In addition, in anticipation of the Final Rule, as a result of CY 2023 OPPS/ASC Proposed Rule, the Company entered into the Termination Agreement with ImprimisRx on October 7, 2022, pursuant to which ImprimisRx and the Company agreed to (a) continue to support the sales and marketing of DEXYCU through the fourth quarter of 2022, consistent with the ImprimisRx’s level of effort during the January through June 2022 period, (b) decrease the required minimum quarterly sales levels based on DEXYCU unit demand for the fourth quarter of 2022, and (c) terminate the Agreements effective January 1, 2023.

Our business may be negatively impacted by macroeconomic conditions.

Various Macroeconomic Factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties ("Macroeconomic Factors"). These Macroeconomic Factors have the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The existence of Macroeconomic Factors in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, supply shortages, increased costs of labor, increased manufacturing costs and clinical trial costs, weakening exchange rates and other similar effects. As a result of these Macroeconomic Factors, we have experienced the increased costs of clinical trials and may continue to experience other cost increases. Although we may take measures to mitigate the impact of Macroeconomic Factors, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these mitigating actions impact our results of operations and when the impact of these Macroeconomic Factors are incurred. If this happens, we may need to raise additional capital to fund our operations, which may not be available in sufficient amounts or on reasonable terms, if at all, sooner than expected.

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

EyePoint Pharmaceuticals, Inc.

Date: November 4, 2022	By:	/s/ Nancy Lurker
	Name:	Nancy Lurker
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2022	By:	/s/ George O. Elston
	Name:	George O. Elston
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)