Form 10-K
period 2022-12-31
EyePoint Pharmaceuticals, Inc.
filed 2023-03-10
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock on the Nasdaq Global Market on June 30, 2022, the last trading day of the registrant’s most recently completed second fiscal quarter, was approximately $209,510,387.

There were 34,301,926 shares of the registrant’s common stock, $0.001 par value, outstanding as of March 2, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2023 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

Preliminary Note Regarding Forward-Looking Statements

Various statements made in this Annual Report on Form 10-K are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements give our current expectations or forecasts of future events and are not statements of historical or current facts. These statements include, among others, statements about:

•
the potential for EYP-1901, as an investigational sustained delivery intravitreal treatment deploying a bioerodible Durasert insert of vorolanib, a selective and patented tyrosine kinase inhibitor (TKI) targeting wet age-related macular degeneration (wet AMD), non-proliferative diabetic retinopathy (NPDR) and Diabetic Macular Edema (DME);
•
our expectations regarding the timing and outcome of our planned Phase 2 clinical trials for EYP-1901 for the treatment of wet AMD, and NPDR;
•
our expectations regarding the timing and clinical development of our product candidates, including EYP-1901;
•
the extent to which our business, the medical community and the global economy will continue to be materially and adversely impacted by the effects of the COVID-19 pandemic (the Pandemic), or by other pandemics, epidemics or outbreaks;
•
our strategic alliances with other companies;
•
our cash flow expectations from commercial sales of YUTIQ®;
•
our expectations regarding the market for DEXYCU® following the loss of pass-through related separate payment for DEXYCU;
•
our ability to manufacture YUTIQ, DEXYCU, EYP-1901 or any future products or product candidates, in sufficient quantities and quality;
•
our belief that our cash, cash equivalents, and investments in marketable securities of $144.6 million at December 31, 2022, and anticipated net cash inflows from product sales will fund our operating plan into the second half of 2024, under current expectations regarding the timing and outcomes of our Phase 2 clinical trials for EYP-1901;
•
our ability to obtain additional capital in sufficient amounts and on terms acceptable to us, and the consequences of failing to do so;
•
our future expenses and capital expenditures;
•
our expectations regarding the timing and results of the subpoena from the U.S. Attorney’s Office for the District of Massachusetts seeking production of documents related to sales, marketing and promotional practices (DOJ Subpoena), including as pertain to DEXYCU;
•
our expectations regarding our ability to obtain and adequately maintain sufficient intellectual property protection for EYP-1901, YUTIQ and DEXYCU and any future products or product candidates, and to avoid claims of infringement of third-party intellectual property rights;
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
•
fluctuations in our operating results;
•
the duration, scope and outcome of any governmental inquiries or investigations;
•
the extent to which the Pandemic impacts our business, the medical community and the global economy;

•
consequences of the loss of pass-through related separate payment for DEXYCU pursuant to the Final Rule;
•
our ability to successfully produce sufficient commercial quantities of YUTIQ and DEXYCU and to grow YUTIQ revenue and market share in the U.S.;
•
our ability to sustain and enhance an effective commercial infrastructure and enter into and maintain commercial agreements for the commercialization of YUTIQ;
•
our ability to generate international commercialization opportunities associated with DEXYCU;
•
consequences of fluocinolone acetonide side effects for YUTIQ;
•
consequences of dexamethasone side effects for DEXYCU;
•
the success of current and future license and collaboration agreements, including our agreements with Ocumension Therapeutics (Ocumension), Equinox Science, LLC (Equinox) and Betta Pharmaceuticals Co., Ltd. (Betta);
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

Risk Factor Summary

The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. For more information, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2022.

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
•
The ongoing novel coronavirus (COVID-19) pandemic has had, and may continue to have, a material and adverse impact on our business.

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
•
Clinical trial results may fail to support continued clinical investigations and/or approval of EYP-1901 or our other product candidates.
•
We may expend significant resources to pursue our lead product candidate, EYP-1901 for the treatment of wet AMD, NPDR, and DME, and fail to capitalize on the potential of EYP-1901, or our other product candidates, for the potential treatment of other indications that may be more profitable or for which there is a greater likelihood of success.
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

Risks Related To The Commercialization Of Our Products And Product Candidates

•
Our current business strategy relies in part on our ability to successfully commercialize our approved products; however, the products may not achieve market acceptance or be commercially successful.
•
Our products may continue to be impacted by additional unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives which could harm our business.
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
•
The Affordable Care Act and any changes in healthcare laws may increase the difficulty and cost for us to commercialize our approved products in the U.S. and affect the prices we may obtain.

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
•
The development of our lead product candidate, EYP-1901, is dependent on our supply of its active pharmaceutical ingredient (API) vorolanib, which we source from third-parties. If any manufacturer or partner we rely upon fails to supply vorolanib in the amounts we require on a timely basis, or fails to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may be unable to meet demand for our products and may lose potential revenues.
•
Due to the loss of pass-through related separate payment of DEXYCU as of January 1, 2023, we agreed to terminate our ongoing Commercial Alliance Agreement with ImprimisRx to co-promote DEXYCU, which could also have a material adverse effect on our business, financial condition and results of operations due to a reduction of cash flow associated with DEXYCU.
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
•
A small concentration of stockholders beneficially own 63% of our total outstanding common stock, which gives certain stockholders significant control over matters subject to stockholder approval, which would prevent new investors from influencing significant corporate decisions.
•
Certain covenants related to our share purchase agreement with Ocumension may restrict our ability to obtain future financing and cause additional dilution for our stockholders.

PART I

ITEM 1. BUSINESS

Overview

EyePoint Pharmaceuticals is a company committed to developing and commercializing therapeutics to help improve the lives of patients with serious eye disorders. The Company's pipeline leverages its proprietary Durasert® technology (Durasert) for sustained intraocular drug delivery including delivery of EYP-1901, an investigational sustained delivery intravitreal treatment currently in Phase 2 clinical trials. The proven Durasert drug delivery platform has been safely administered to thousands of patients' eyes across four U.S. FDA approved products, including YUTIQ® for the treatment of posterior segment uveitis, which is currently marketed by the Company. EyePoint Pharmaceuticals is headquartered in Watertown, Massachusetts.

Durasert allows for the development of a miniaturized solid cylinder of drug for sustained “zero-order kinetics” release delivered through a single intravitreal injection in the physician’s office. A Durasert intravitreal insert is designed to provide consistent, sustained intravitreal delivery of a drug over a period of months to years and can be tailored to each drug and disease indication.

EYP-1901 is an investigational product and our lead pipeline program deploying a bioerodible Durasert insert of vorolanib, a selective and patented tyrosine kinase inhibitor (TKI), that potentially brings a new mechanism of action and treatment paradigm for serious eye diseases beyond existing anti-vascular endothelial growth factor (VEGF) large molecule therapies. EYP-1901 is presently in Phase 2 clinical trials as a sustained delivery treatment for wet age-related macular degeneration (wet AMD), the leading cause of vision loss among people 50 years of age and older in the United States, and non-proliferative diabetic retinopathy (NPDR), a largely untreated disease due to limitations of available therapies. We expect to initiate a Phase 2 clinical trial in diabetic macular edema (DME) in late 2023 or early 2024.

In 2022, we reported positive twelve-month safety and efficacy data in a Phase 1 clinical trial of EYP-1901 (DAVIO), delivering the active drug vorolanib. Vorolanib acts through intracellular binding of all VEGF receptors thereby blocking all VEGF isoforms. Vorolanib has also demonstrated encouraging neuroprotection data in preclinical in-vivo studies potentially bringing an additional treatment benefit.

In wet AMD, EYP-1901 is being developed as a sustained delivery maintenance therapy as a six-month treatment. Data from the DAVIO clinical trial demonstrated that 53% of patients went six-months without needing a supplemental anti-VEGF injection and the treatment burden across all cohorts was reduced by 75% through six-months. For NPDR, we believe EYP-1901 has the potential as a once-yearly treatment option.

Our commercial product, YUTIQ®, is a once every three-year treatment for chronic non-infectious uveitis affecting the posterior segment of the eye that utilizes a non-erodible formulation of Durasert. YUTIQ was launched in the U.S. in 2019 and we have focused on its use by both uveitis and retinal specialist physicians.

We continue to evaluate potential product candidates through internal discovery efforts, research collaborations and in-licensing arrangements to build our pipeline.

The ongoing COVID-19 coronavirus pandemic (the Pandemic) has had a material and adverse impact on the Company’s business pursuant to a reduction in physician office visits impacting YUTIQ, specifically in early 2022. Going forward, the duration and full extent to which the Pandemic impacts the Company’s business, revenues, financial condition and cash flows depend on future developments that are highly uncertain, subject to change and are difficult to predict, including new information that may emerge concerning the Pandemic, and may cause intermittent or prolonged periods of reduced patient services at the Company’s customers’ facilities, which may negatively affect customer demand. The Company’s revenues, financial condition and cash flows may be adversely affected in the future as well. The Company is continuously monitoring the Pandemic and its potential effect on the Company’s financial position, results of operations and cash flows. Although the U.S. government has announced its intention to terminate the public health crisis associated with the Pandemic as of May 2023, there remains an uncertainty about the potential future impact of the Pandemic on the Company’s business. This uncertainty could have an impact in future periods on certain estimates used in the preparation of the Company’s periodic financial results, including reserves for variable consideration related to product sales, realizability of certain receivables and assessment for excess or obsolete inventory. Uncertainty around the extent and length of time of the Pandemic, and any future related financial impact cannot be reasonably estimated at this time.

Our Pipeline and Commercial Products

The following table describes the stage of each of our programs:

DEVELOPMENT PROGRAM	STATUS	PARTNER
EYP-1901 – vorolanib in bioerodible Durasert • Wet AMD • NPDR • DME	Phase 2 clinical trials underway in wet AMD and NPDR DME Phase 2 trial anticipated in Q4 2023 or Q1 2024	Partnered with Betta Pharmaceuticals in China, Hong Kong, Taiwan and Macau

COMMERCIAL PROGRAMS	STATUS	PARTNER
YUTIQ – chronic non-infectious uveitis affecting the posterior segment	Commercial	Ocumension – Asia Alimera – EU, Middle East, Canada, Australia and New Zealand
DEXYCU – Treatment of inflammation following ocular surgery	Commercial, but no longer actively marketed due to loss of pass-through reimbursement by CMS effective January 1, 2023	Ocumension – Asia

Strategy

Our goal is to become a leader in the development and commercialization of innovative sustained delivery therapeutics to help improve the lives of patients with serious eye disorders. The key elements of our strategy include:

•
Advance EYP-1901 through Phase 3 clinical development for wet AMD, NPDR and DME
•
Advance EYP-1901 into clinical trials in additional indications, potentially including Myopic Choroidal Neovascularization (CNV) and retinal vein occlusion (RVO)
•
Expand product pipeline through in-license, partnership or acquisition with initial focus on molecules that can be delivered using our Durasert technology.
•
Leverage our drug delivery technologies through research collaborations and out-licenses with other pharmaceutical and biopharmaceutical companies, institutions and other organizations.

The Unmet Need in the Treatment of Eye Disease – Duration of Action

We are primarily focused on diseases affecting the posterior segment of the eye, with particular attention on retinal disease. We leverage our best-in-class sustained delivery Durasert technology to achieve improved outcomes with more convenient dosing regimens. Diseases of the retina and posterior segment of the eye include wet AMD, DR, and DME and other indications including orphan diseases and certain cancers.

Our lead pipeline program, EYP-1901, is initially focused on improving the treatment of wet AMD, DR and DME and these VEGF mediated diseases share an underlying propensity to cause leakage from either pre-existing damaged blood vessels or new vessels (neovascularization), that, if untreated, can lead to severe visual loss.

These conditions are generally treated locally with frequent large molecule anti-VEGF ligand blocking intravitreal injections. While these treatments have a positive history of safety and initial efficacy, the need for frequent injections hampers long term visual outcomes. Many patients with retinal or other posterior segment diseases such as non-infectious uveitis require lifelong treatment and interruptions in therapy can result in disease reactivation and permanent visual loss. Accordingly, monthly or bi-monthly injections are not an effective long term means of delivering a steady state dose to the site of disease for many patients. Finally, the risk of patient non-compliance increases when treatment involves multiple products or complex or painful dosing regimens, as patients age or suffer cognitive impairment or serious illness, or when the treatment is lengthy or expensive.

Drug delivery for treating ophthalmic diseases in posterior segments of the eye is a significant challenge. Due to the effectiveness of the blood-eye barrier, it is difficult for systemically (orally or intravenously) administered drugs to reach the retina in sufficient quantities to have a beneficial effect without causing adverse side effects to other parts of the body.

Due to the drawbacks of frequent intravitreal injections, we believe the development of methods to deliver drugs to patients in a more precise, micro dose zero order release kinetics over longer periods of time with Durasert can satisfy a large unmet medical need for both patients and physicians. In addition, with less frequent injections, we believe patients will be able to better comply with their prescribed treatment regimen as the burden of having to frequently go into the physician’s office for eye injections, usually over a lifetime after diagnosis, presents issues for patients. Further, we are focused on bringing new mechanisms of action to the treatment of disease in addition to the current standard of care. Unlike many chronic diseases that are treated with drugs addressing multiple mechanisms of action, most retinal diseases are currently addressed using a single mechanism of action.

Durasert Technology Platform

Our current Durasert technology platform uses proprietary sustained release technology to deliver drugs over periods of months to years through a single intravitreal injection. To date, four products utilizing successive generations of the Durasert technology have been approved by the FDA. In addition to our own YUTIQ, these products include ILUVIEN (FA intravitreal implant) 0.19 mg, licensed to Alimera Sciences Inc. (Alimera), Retisert® (FA intravitreal implant) 0.59 mg and Vitrasert® (ganciclovir) 4.5 mg, which are both licensed to Bausch & Lomb. Earlier ophthalmic products that utilize the Durasert technology, Retisert and Vitrasert, are surgically implanted; while ILUVIEN and YUTIQ were designed to be injected during a physician office visit.

The Durasert technology allows for the production of a solid, injectable, sustained release insert of a drug compound. All four FDA-approved Durasert products utilize a non-erodible formulation of Durasert. For these products, the drug core matrix is coated with one or more polymer layers, and the permeability of those layers and other design aspects control the rate and duration of drug release. By changing elements of the design, we can alter both the rate and duration of release to meet different therapeutic needs.

EYP-1901 deploys a bioerodible formulation of the Durasert technology. In this formulation, the drug core matrix remains essentially unchanged, however, the non-erodible polymer layers are not utilized. This allows the solid insert to potentially deliver higher doses of drug and for the remaining core matrix to be fully bio eroded after the drug is fully released.

Our Durasert technology platform is designed to provide sustained delivery of drugs for ophthalmic diseases and conditions with the following features:

•
Sustained Delivery. The delivery of drugs for predetermined periods of time ranging from months to years. We believe that uninterrupted, sustained delivery offers the opportunity to develop products that reduce the need for repeated applications, thereby reducing the risks of patient noncompliance and adverse effects from repeated administrations.
•
Controlled Release Rate. The release of therapeutics for sustained zero-order kinetics at a controlled rate. We believe that this feature allows us to develop products that deliver optimal concentrations of therapeutics over time and eliminate excessive variability in dosing during treatment.
•
Local Delivery. The delivery of therapeutics directly to a target site. We believe this administration can allow the natural barriers of the body to isolate and assist in maintaining appropriate concentrations at the target site to achieve the maximum therapeutic effect while minimizing unwanted systemic effects.

Our Product Candidates

EYP-1901 for wet AMD, NPDR and DME

EYP-1901 is an investigational product deploying a bioerodible Durasert insert of vorolanib, a selective and patent protected TKI, that potentially brings a new mechanism of action and treatment paradigm for serious eye diseases beyond existing anti-VEGF large molecule ligand blocking therapies. We have reported positive safety and efficacy data for EYP-1901 in our Phase 1 DAVIO clinical trial and we are currently developing EYP-1901 in Phase 2 clinical trials for wet AMD and NPDR. A Phase 2 clinical trial in DME is anticipated to initiate in late 2023 or early 2024.

Vorolanib acts through intracellular binding of all VEGF receptors thereby blocking all VEGF isoforms, the main driver of the proliferation of blood vessels that are the hallmark of wet AMD and other retinal diseases. In addition to the safety and efficacy demonstrated in the DAVIO clinical trial, vorolanib has also demonstrated encouraging neuroprotection data in preclinical in-vivo studies potentially bringing an additional treatment benefit. Prior to in-licensing by EyePoint, vorolanib was previously studied in Phase 1 and 2 clinical trials as an orally delivered therapy for the treatment of wet AMD and data from these trials demonstrated a positive clinical signal and no ocular toxicity.

Market Opportunity in Wet Age-Related Macular Degeneration (wet AMD)

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

There are several effective and safe treatments for wet AMD available on the market, including large molecule anti-VEGF intravitreal injectable drugs marketed under the brands names Lucentis, Eylea, Vabysmo, Beovu, and Avastin (off label use). However, these treatments must be injected in a physician’s office either monthly, bi-monthly or every three months, which can cause inconvenience and discomfort and often lead to reduced compliance and poor outcomes. The branded drug, SUSVIMO™, a port delivery technology for ranibizumab, was approved by the FDA in 2021 and requires an initial surgical placement of the port. Genentech voluntarily recalled Susvimo in October 2022 and all new implants have been paused. The issue is the septum dislodges preventing the PDS implant to be refilled. It is not known when Susvimo will be commercially available again. Genentech initially said it would be back on market “in a year or so.”

Separate published studies using real world data (one study in the U.S. and another that includes Canada, France, Germany, Ireland, Italy, the Netherlands, UK and Venezuela) indicate that despite initial efficacy, approved wet AMD treatments still result in vision loss over time.

We believe that EYP-1901, if approved as a potential six-month sustained delivery maintenance therapy, has the potential to offer wet AMD patients a convenient and effective treatment option with a unique mechanism of action.

Market Opportunity in Non-Proliferative Diabetic Retinopathy (NPDR)

Diabetic retinopathy (DR) is a frequent complication of diabetes mellitus. Slow but progressive changes in the small blood vessels of the retina may cause no symptoms or only mild vision problems in early stages. The disease progresses from NPDR to proliferative diabetic retinopathy (PDR). At any stage, retina bleeding and fluid accumulation lead to DME which can cause blindness. Diabetes is the leading cause of new cases of blindness in adults. This is a growing problem as the number of people living with diabetes increases, so does the number of people with impaired vision due to NPDR.

The central retina area that is located between the main branches (superior and inferior arcades) of the central retinal vessels in the eye is known as the “macular area.” The retina beyond this is considered “peripheral retina.” The central retinal area can develop abnormal findings. These findings can be present in the non-proliferative or the proliferative forms of the disease. These changes in the macula include the presence of abnormally dilated small vessel outpouchings (called microaneurysms), retinal bleeding (retinal hemorrhages) and yellow lipid and protein deposits (hard exudates). With DME, the macula can get thicker than normal.

NPDR can be classified into mild, moderate or severe stages based upon the presence or absence of retinal bleeding, abnormal venous beading of the vessel wall (venous beading) or abnormal vascular findings (intraretinal microvascular anomalies or IRMA). NPDR progresses to PDR and/or DME, which is a major cause of vision loss in a diabetic eye. No treatment is typically administered at the NPDR stages. A treatment with a sustainable dosing regimen that slows or prevents progression of NPDR to PDR or DME could help reduce the vision threatening effects of diabetic eye disease.

Market Opportunity in Diabetic Macular Edema (DME)

DME is triggered by DR, a well-known complication of diabetes. DR is caused by long-term damage to the retina’s small blood vessels. The leakage of fluid into the retina may lead to swelling of the surrounding tissue, including the macula. If left untreated, fluid can leak into the macula’s center, called the fovea, the part of the eye where sharp, straight-ahead vision occurs. The fluid makes the macula swell, blurring vision. This condition results in DME. DME can occur at any stage of DR, although it is more likely to occur later with the disease’s progression.

Common signs and symptoms of DME include dark spots like a smudge on glasses or gaps that may appear in the vision, blurred vision, double vision, faded colors, or the affected person may find bright light or glare difficult. The American Academy of Ophthalmology (AAO) estimates that nearly 80% of Type 1 diabetics and 50% of Type 2 diabetics will have developed DR after living with diabetes for 15 and 20 years, respectively.

The most common treatments of DME are anti-VEGF Drugs, corticosteroids, and laser photocoagulation. Topical nonsteroidal anti-inflammatory drugs (NSAIDs), in the form of eye drops, are sometimes used either before or after cataract surgery to prevent the development of macular edema. Currently, intravitreal anti-VEGF agents are the preferred first-line treatment for DME.

Clinical Development

The Phase 1 DAVIO clinical trial was a dose escalation trial that enrolled 17 wet AMD patients across four separate doses. The primary endpoint of the trial was safety, and key secondary endpoints were best corrected visual acuity (BCVA) and central subfield thickness.

In November 2021, we reported positive interim six-month safety and efficacy data for the DAVIO clinical trial. There were no ocular Serious Adverse Events (SAEs) reported, no drug-related systemic SAEs reported and all ocular adverse events (AEs) were ≤ grade 2; the only grade 3 AE was not drug-related. Regarding efficacy, stable visual acuity (VA) and optical coherence tomography (OCT) and a clinically significant reduction in treatment burden of 75% was observed with a median time to rescue of six months. The six-month interim data also reported that 53% of patients in the trial did not require a supplemental anti-VEGF treatment up-to the six-month visit.

In July 2022, we updated the results of the DAVIO clinical trial through 12-months reporting continued positive safety and efficacy results. This included a continuation of a clinically significant reduction in treatment burden of 73% at 12 months. The data also reported that 35% of patients in the trial did not require a supplemental anti-VEGF treatment up-to the twelve-month visit.

We initiated a randomized controlled Phase 2 clinical trial for EYP-1901 for wet AMD (DAVIO 2) and top-line data is anticipated in the fourth quarter of 2023. This trial is expected to enroll approximately 144 patients across three arms comprised of two separate doses of EYP-1901 with an aflibercept control. In addition, a Phase 2 clinical trial in NPDR (PAVIA) was initiated in the third quarter of 2022, following the initiation of the Phase 2 wet AMD trial. The PAVIA trial is expected to enroll approximately 105 patients across three arms comprised of two separate doses of EYP-1901 and a sham control.

Intellectual Property

In February 2020, we entered into an Exclusive License Agreement with Equinox Science, LLC (Equinox), pursuant to which Equinox granted us an exclusive, sublicensable, royalty-bearing right and license to certain patents and other Equinox intellectual property to research, develop, make, have made, use, sell, offer for sale and import the compound vorolanib and any pharmaceutical products comprising the compound for the prevention or treatment of wet AMD, DR and RVO (the Original Field) using our proprietary localized delivery technologies, in each case, throughout the world except China, Hong Kong, Taiwan and Macau (the Territory). On May 2, 2022, we entered into Amendment #1 to the Equinox License Agreement, pursuant to which the Original Field was expanded to cover the prevention or treatment of ophthalmology indications using the Company’s proprietary localized delivery technologies.

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

We also agreed to pay Equinox tiered royalties based upon annual net sales of licensed products in the Territory. The royalties are payable with respect to a licensed product in a particular country in the Territory on a country-by-country and licensed product-by-licensed product basis until the later of (i) twelve years after the first commercial sale of such licensed product in such country and (ii) the first day of the month following the month in which a generic product corresponding to such licensed product is launched in such country (collectively, the Royalty Term). The royalty rates range from the high-single digits to low-double digits depending on the level of annual net sales. The royalty rates are subject to reduction during certain periods when there is no valid patent claim that covers a licensed product in a particular country.

On May 2, 2022, the Company entered into an Exclusive License Agreement (the Betta License Agreement) with Betta Pharmaceuticals Co., Ltd. (Betta), an affiliate of Equinox. Under the Betta License Agreement, the Company granted to Betta an exclusive, sublicensable, royalty-bearing license under certain of the Company’s intellectual property to develop, use (but not make or have made), sell, offer for sale and import the Company’s product candidate, EYP-1901, an investigational sustained delivery intravitreal anti-VEGF treatment that combines a bioerodible formulation of the Company’s proprietary sustained-release technology with the compound vorolanib (the Licensed Product), in the field of ophthalmology (the Betta Field) in the Greater Area of China, including China, the Hong Kong Special Administrative Region, the Macau Special Administrative Region, and Taiwan (the Betta

Territory). The Company retained rights under the Company’s intellectual property to, among other things, conduct clinical trials on the Licensed Product in the Betta Field in the Betta Territory.

In consideration for the rights granted by the Company, Betta agreed to pay the Company tiered, mid-to-high single-digit royalties based upon annual net sales of Licensed Products in the Betta Territory. The royalties are payable on a Licensed Product-by-Licensed-Product and region-by-region basis commencing on the first commercial sale of a Licensed Product in a region and continuing until the later of (i) the date that is twelve (12) years after first commercial sale of such Licensed Product in such region, and (ii) the first day of the month following the month in which a generic product corresponding to such Licensed Product is launched in the relevant region. The royalty rate is subject to reduction under certain circumstances, including when there is no valid claim of a licensed patent that covers a Licensed Product in a particular region.

In August 2021, we entered into an Asset Purchase Agreement with Aerpio Pharmaceuticals Inc. (Aerpio), pursuant to which we acquired all right title and interest in and to certain U.S. and ex-U.S. patents and applications relating to certain Tie-2 activating molecules for a one-time cash payment of $450,000. The assets we acquired from Aerpio included hundreds of patents and applications.

Our Commercial Products

YUTIQ®

YUTIQ (fluocinolone acetonide intravitreal implant or FA 0.18 mg) for intravitreal injection, was approved by the FDA in October 2018 and we commercially launched YUTIQ in the U.S. in February 2019. YUTIQ is indicated for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye. YUTIQ is a once every three-year treatment utilizing a non-erodible formulation of our proprietary Durasert technology that is administered during a physician office visit.

In addition to commercialization of YUTIQ in the U.S., we have licensed (i) regulatory, reimbursement and distribution rights to the product to Alimera for Europe, Middle East, and Africa (EMEA) under its ILUVIEN tradename and (ii) clinical development, regulatory, reimbursement and distribution rights to Durasert FA to Ocumension Therapeutics (Ocumension) for Mainland China, Hong Kong, Macau, Taiwan, South Korea and other jurisdictions across Southeast Asia.

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

Recent Clinical Development Highlights

CALM real world registry study is ongoing and collecting real world data on YUTIQ for the Treatment of Chronic Non-Infectious Uveitis Affecting the Posterior Segment. There were two initial baseline posters presented at the American Society of Retina Specialists (ASRS) and Retina Society conferences in 2021. At present, data for 188 eyes of 122 patients have been logged in the registry. Various posters with follow-up data will be presented at ARVO 2023 Meeting and at the ASRS 2023 meeting. Additional data will be analyzed and presented or published as the study continues and the data are analyzed.

In the second quarter of 2022, we dosed the first patient in a Phase 4 Study, the SYNCRONICITY study, of YUTIQ® (fluocinolone acetonide intravitreal implant) 0.18 mg for the treatment of Chronic Non-Infectious Posterior Segment Uveitis. This is a 2-year, prospective, open-label, uncontrolled, safety and efficacy study. Its objective is to evaluate the safety and efficacy of YUTIQ® for the management of chronic non-infectious posterior segment uveitis that has responded to previous steroid therapy. We plan to enroll approximately 125 subjects with at least 100 subjects expected to complete two years of follow-up. The primary efficacy endpoints will be evaluated at six months and will be as follows: 1) Mean change from baseline in BCVA letter score in the study eye measured by Early Treatment Diabetic Retinopathy Study (ETDRS) visual acuity charts and 2) Mean change from baseline central subfield thickness (CST, also known as central foveal thickness) measured by spectral domain optical coherence tomography (SD-OCT) in the study eye. As of January 2023, 25% patient recruitment has been attained, as the clinical trial continues, data will be presented or published and when appropriate data are analyzed.

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

Sales and Marketing

YUTIQ was granted a permanent and specific J-code by the Centers for Medicare & Medicaid Services (CMS), effective October 1, 2019. Approximately 20 Key Account Managers (KAMs) are dedicated to calling on uveitis and retinal specialists across the U.S. as of February 28, 2023.

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

In 2021, the pandemic continued to impact the ability of KAMs to promote YUTIQ, especially in the institutional segment. However, there was a significant expansion of utilization in the retinal segment and the fourth quarter of 2021 saw record sales and customer demand. This expansion within the retinal market continued throughout 2022 and this drove record sales and customer demand for YUTIQ.

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

Due to the elimination of separate pass-through reimbursement by CMS as described below, the market opportunity for this product is significantly impacted and, accordingly, the Company has minimized promotion of this program in the U.S.

Clinical Development Highlights

Retrospective study data were presented at the Association for Research in Vision and Ophthalmology (ARVO) and American Society of Cataract and Refractive Surgery (ASCRS) 2021. This completed study was a multicenter retrospective study of real world data from use of DEXYCU. ARVO 2021 data from this study highlighted real world data in patients with a history of glaucoma treated with DEXYCU for inflammation control following cataract surgery. Anti-inflammatory efficacy, as measured by anterior chamber cell (ACC) count clearing and safety with regard to intraocular pressure (IOP) elevation were similar in patients with glaucoma to the full study population.

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

Sales and Marketing

Effective January 1, 2022, our commercial alliance partner, ImprimisRx, assumed responsibility for all sales and marketing activities for DEXYCU in the U.S. and absorbed the majority of our DEXYCU commercial organization. We continued to recognize net product revenue and maintained manufacturing and distribution responsibilities for DEXYCU along with non-sales related regulatory compliance. We paid ImprimisRx a commission based on the net sales of DEXYCU and retained all commercial rights and the NDA for DEXYCU. ImprimisRx utilized their internal sales representatives and their numerous indirect representatives to promote DEXYCU to their existing cataract surgery customers. The contract with ImprimisRx was terminated on December 31, 2022.

In October 2018, DEXYCU was granted “pass through status” by CMS for reimbursement of DEXYCU separate from the cataract procedure payment bundle for a 3-year period. The 3-year period commenced in April 2019, the quarter of the first claim for reimbursement for DEXYCU was submitted to CMS and was to expire in March 2022. In addition, in November 2018, CMS assigned a specific and permanent J-code for DEXYCU, effective January 1, 2019, that enabled reimbursement across all types of payers. In the 2022 CMS Hospital Outpatient Prospective Payment System Final Rule, which was released in November of 2021, CMS decided that DEXYCU would receive adjusted separate payment for nine months equivalent to an extension of pass through status through December 31, 2022 as a result of the Public Health Emergency which limited access to many therapies provided in the ASC or outpatient setting. The 2023 CMS Hospital Outpatient Prospective Payment System Final Rule did not extend DEXYCU pass through payment beyond December 31, 2022, therefore as of January 1, 2023 the payment for DEXYCU is part of the bundled surgical payment.

Manufacturing

The FDA carefully regulates the quality of pharmaceuticals. The main regulatory standard for ensuring pharmaceutical quality is the Current Good Manufacturing Practice (cGMPs) regulation for human pharmaceuticals. Manufacturing of our clinical trial materials (CTM) and of our commercial products is subject to these cGMPs which govern record-keeping, manufacturing processes and controls, personnel, quality control and quality assurance, among other activities. Incoming raw materials and components from suppliers are inspected upon arrival according to pre-specified criteria prior to use in the CTM or the commercial product. During product manufacture, in-process tests are conducted on intermediate products according to pre-specified criteria; testing is finally conducted on the finished product prior to its release. Our systems and our contractors are required to comply with cGMP requirements, and we assess compliance regularly through performance monitoring and audits.

EYP-1901

Production, assembly, and packaging of EYP-1901 CTM is done in the Class 10,000 clean rooms located at our Watertown, MA facility. We source the active pharmaceutical ingredient (API) vorolanib from Betta Pharmaceuticals and various raw materials and components for both EYP-1901 and its injector from third-party vendors. We established a relationship with a U.S.-based contract manufacturing supplier for vorolanib to develop the process for manufacturing vorolanib and to become the U.S. supplier of vorolanib for use in EYP-1901. Our agreements with Betta Pharmaceuticals and these third parties include confidentiality and intellectual property provisions to protect our proprietary rights related to EYP-1901.

YUTIQ

Production, assembly and packaging of YUTIQ is done in the Class 10,000 clean rooms located at our Watertown, MA facility. We source the API and various raw materials and components for YUTIQ from third-party vendors. Our agreements with these third parties include confidentiality and intellectual property provisions to protect our proprietary rights related to YUTIQ.

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

U.S. Sales and Marketing

As of February 28, 2023, we have 20 KAMs deployed across the U.S. responsible for the sale of YUTIQ. In addition to our KAMs, we have an experienced sales and marketing leadership team that has extensive commercialization experience with ophthalmic products at previous companies.

Effective January 1, 2022, our commercial alliance partner, ImprimisRx, assumed responsibility for all sales and marketing activities for DEXYCU in the U.S. and absorbed the majority of our DEXYCU commercial organization. Our partnership with ImprimisRx ended on December 31, 2022 and DEXYCU marketing responsibilities returned to EyePoint and we have minimized those activities in 2023 due to the elimination of separate pass-through reimbursement by CMS.

U.S. Market Access and Payer Reimbursement

In 2018 we recruited a team of highly experienced personnel to form our market access team. The team is comprised of our VP of Market Access and Government Affairs, Assoc. Director of Patient Access, Director of National Accounts (NAD), and Field Reimbursement Managers (FRMs) who handle the reimbursement for both YUTIQ and DEXYCU. Their roles include the discussions with payers regarding the costs and benefits of our products for their members; assisting with the addition of our products to the medical policy of payers; and providing the market with assistance regarding reimbursement queries.

We have initiated a patient assistance platform called EyePoint AssistSM to provide co-pay and coinsurance relief for eligible commercial patients.

Reimbursement for YUTIQ is obtained using a permanent J code, established October 1, 2019, which enables reimbursement from both Medicare and commercial payers. DEXYCU had three-year pass through status with Medicare which expired effective January 1, 2023.

U.S. Product Distribution Channel

We have established a distribution channel in the United States for the commercialization of YUTIQ and DEXYCU that provides physicians with several options for ordering our products. This includes agreements with a nationally recognized third-party logistics provider (3PL), several distributors and a specialty pharmacy provider for physicians who prefer to use a traditional buy-and-bill model. The 3PL provides fee-based services related to logistics, warehousing, order fulfilment, invoicing, returns and accounts receivable management.

Research Agreements

From time to time, we enter into research agreements with third parties to evaluate our technology platforms for the treatment of ophthalmic and other diseases. We intend to continue this activity with partner compounds that could be successfully delivered with our Durasert and, potentially, Verisome technology platforms on a fee-for-service basis with the potential for future clinical and commercial milestones and royalties.

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

We originally licensed our Durasert proprietary insert technology to Alimera for use in ILUVIEN for the treatment of all ocular diseases (excluding uveitis). On July 10, 2017, we entered into the Amended Alimera Agreement, pursuant to which we (i) expanded the license to Alimera to our proprietary Durasert sustained-release drug delivery technology platform to include uveitis, including chronic non-infectious uveitis affecting the posterior segment of the eye, in the EMEA and (ii) converted the net profit share arrangement for each licensed product (including ILUVIEN) under the original collaboration agreement with Alimera (the Prior Alimera Agreement) to a sales-based royalty on a calendar quarter basis commencing July 1, 2017, with payments from Alimera due 60 days following the end of each calendar quarter.

Sales-based royalties started at the rate of 2% and increased, commencing December 12, 2018, to 6% on aggregate calendar year net sales up to $75 million and 8% in excess of $75 million. Alimera’s share of contingently recoverable accumulated ILUVIEN commercialization losses under the Prior Alimera Agreement, capped at $25 million, are to be reduced as follows: (i) $10.0 million was cancelled in lieu of an upfront license fee on the effective date of the Amended Alimera Agreement; (ii) for calendar years 2019 and 2020, 50% of earned sales-based royalties in excess of 2% will be offset against the quarterly royalty payments otherwise due from Alimera; (iii) in March 2020, another $5 million was cancelled upon Alimera’s receipt of regulatory approval for ILUVIEN for the uveitis indication; and (iv) commencing in calendar year 2021, 20% of earned sales-based royalties in excess of 2% will be offset against the quarterly royalty payments due from Alimera until such time as the balance of the original $25 million of recoverable commercialization losses has been fully recouped. On December 17, 2020, we sold our interest in royalties payable to us under our license agreement with Alimera in connection with Alimera’s sales of ILUVIEN® to SWK Funding, LLC (SWK) in exchange for a one-time $16.5 million payment from SWK.

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

Strategic Collaborations

We have entered into a number of collaboration and license agreements to develop and commercialize our product candidates and technologies. In each agreement, we have retained the right to use and develop the underlying technologies outside of the scope of the exclusive licenses granted. The license and collaboration arrangements typically include, among other terms and conditions, non-refundable upfront license fees, milestone payments and royalties on product sales. Please refer to Note 3 to the Consolidated Financial Statements, included under Item 15, "Exhibits and Financial Statement Schedules," for further details.

Intellectual Property

We own or license patents in the U.S. and other countries. Our patents generally cover the design, formulation, manufacturing methods and use of our sustained release therapeutics, devices and technologies. For example, we own and/or license U.S. and foreign patents and patent applications for our DURASERT® technology and our VERISOME® technology. In addition, we own U.S. and foreign patents and patent applications covering other technologies, such as devices used to administer some of our products. Patents for individual products extend for varying periods according to the date of patent filing or grant and legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. Patent term extension may be available in various countries to compensate for a patent office delay or a regulatory delay in approval of the product.

The U.S. patents that were previously listed in the USFDA Orange Book for Retisert expired in March 2019. The latest expiring patent listed in the USFDA Orange Book covering ILUVIEN® and YUTIQ® expires in August 2027 in the U.S. and in October 2024 in the EU, although extensions have been obtained or applied for through May 2027 in various EU countries. The U.S. patent covering the YUTIQ® injector and administration with this injector expires in January 2028.

The last of the previously issued patents covering DEXYCU® expire in July 2023, but additional patents have issued in the U.S. that will cover DEXYCU® until at least May 2034, and to the injection dosing guides until June of 2039.

The last expiring patent covering the vorolanib compound licensed to us by Equinox Science and used in EYP-1901 expires in September 2037, but EyePoint has filed an additional patent application for EYP-1901 that, if issued, would extend coverage of EYP-1901 until at least 2041. In addition, EyePoint has filed additional patent applications for technology relating to EYP-1901, that, if issued, could expire in 2043, and for a new injector designed for administration of DURASERT®, that, if issued, could expire in 2042.

The acquired Aerpio patent portfolio includes more than 300 U.S. or ex-U.S. patents and pending applications that claim compositions of matter, pharmaceutical formulations and methods of use covering both small molecule and mono and bi-specific antibody inhibitors of the protein tyrosine phosphatase (VE-PTP). Some of the antibodies covered include both VE-PTP and VEGF binding domains. VE-PTP is a negative Tie2 regulator that, when inhibited, can activate the Tie2 pathway leading to downstream signaling that promotes vascular health, stability and decreases vascular permeability and inflammation associated with a number of posterior segment eye diseases. The patent claims to methods of use relate primarily to disease indications where activation of Tie2 and associated vascular stabilization are potentially beneficial. The potential expiration dates of the patents and applications in this portfolio range from 2027 to 2041. This date range is estimated and based on certain assumptions, including that certain applications will be granted, all necessary fees will be paid and no terminal disclaimers or other limitations on expiration are required for certain patents or applications.

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

As of February 28, 2023, we had 144 full-time employees in the United States. None of our employees are represented by a collective bargaining agreement. During fiscal 2022 our voluntary turnover rate was 16%, which is consistent with the average voluntary turnover rates for Boston-area Biotech companies.

The success of our business is fundamentally connected to the well-being of our employees. Accordingly, we are committed to their health, safety, and wellness. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide protection and security so that they have peace of mind concerning events that may require time away from work, or that impact their financial well-being, that support their physical and mental health and providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors, and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the Pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having many of our non-laboratory employees work from home, while implementing additional safety measures for employees continuing on-site work.

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

Many companies have or are pursuing products to treat eye diseases that are or would be competitive with EYP-1901 and YUTIQ. Some of these products and product candidates include the following:

EYP-1901 for wet AMD, NPDR and DME

FDA-approved LUCENTIS (ranibizumab), EYLEA (aflibercept), VABYSMO (faricimab) and off-label use of the cancer drug AVASTIN® (bevacizumab) are the leading treatments for wet AMD. Lucentis, Eylea, and Avastin are also used in the treatment of NDPR and DME. There are also two approved biosimilar Lucentis mediations approved by the FDA.

In 2021, the FDA approved Susvimo, a first-of-its-kind port delivery system (PDS) with ranibizumab for the treatment of patients with wet AMD. However, in the Fall of 2022, Susvimo was taken off the market by Genentech via a voluntary recall. In January 2022 the FDA approved VABYSMO® (faricimab), a bispecific antibody Ang-2 and VEGF-A inhibitor. Also in 2022, two ranibizumab biosimilars, Byooviz and Cimerli entered the market. The FDA also approved Beovu® brolucizumab injection on October 8, 2019.

REGENXBIO Inc., and Adverum Biotechnologies, Inc. as well as several others in early development are developing gene therapy treatments for wet AMD. REGENXBIO is developing RGX-314, a gene therapy utilizing its NAV AAV8 vector containing a gene encoding for a monoclonal antibody fragment which inhibits VEGF. Adverum is developing ADVM-022, a gene therapy utilizing an AAV.7m8 vector containing a gene encoding for a protein that expresses aflibercept.

In addition to FDA approved products, there are a number of investigational treatments in development including the following:

Aflibercept 8 mg (high-dose Eylea) – Regeneron/Bayer

In September 2022, Regeneron Pharmaceuticals, Inc., announced that the primary endpoints were met in two pivotal trials investigating novel aflibercept 8 mg with 12- and 16-week dosing regimens in patients with DME and wet AMD.

The PHOTON trial in DME demonstrated that aflibercept 8 mg 12- and 16-week dosing regimens achieved non-inferiority in vision gains compared to the EYLEA 8-week dosing regimen. In this study, 91% and 89% of DME patients were rapidly initiated and maintained on 12- and 16-week dosing intervals (without need for regimen modification) through week 48, respectively.

In this trial, the safety of aflibercept 8 mg was consistent with the established safety profile of EYLEA. Regeneron and Bayer will submit these data to regulatory authorities in countries around the world.

OTX-TKI – Ocular Therapeutics

In February 2023, Ocular Therapeutics presented 10-month data for OTX-TKI demonstrating a favorable safety and efficacy profile in a controlled Phase 1 trial of patients that were measured dry at screening. OTX-TKI utilizes axitinib, a TKI, formulated in a hydrogel and delivered through an intravitreal injection.

Ocular Therapeutics has indicated their intention to advance OTX-TKI into Phase 3 trials in DR and in wet AMD.

CLS-AX – Clearside Biomedical

Clearside Biomedical is developing CLS-AX (axitinib injectable suspension) for investigation in patients with neovascular wet AMD (nAMD). A subset of data was released in 2023 that appeared favorable.

KSI-301 – Kodiak Sciences

KSI-301 is an investigational anti-VEGF therapy. In February 2022, Kodiak completed enrollment in its GLEAM and GLIMMER Phase III clinical trials, which are global, multicenter, randomized studies designed to evaluate the efficacy, durability and safety of KSI-301 in patients with treatment-naïve DME.

In each of these studies, patients are randomized to receive either intravitreal KSI-301 on an individualized dosing regimen every eight to 24 weeks after only three loading doses, or intravitreal aflibercept every eight weeks after five loading doses. Each study is expected to enroll approximately 450 patients worldwide; the primary endpoint is the change from baseline in best-corrected vision at a year. Patients will be treated and followed for two years. Both studies are estimated to read out in 2023.

Kodiak Sciences also reported the results of a study of KSI-301 for treatment of naïve wet AMD. KSI-301 was found to be not non-inferior to the control group that were treated with Eylea.

OPT-302 - Opthea

OPT-302 is an intravitreal agent that inhibits VEGF-C and VEGF-D. OPT-302 has been investigated in both DME and nAMD patients in combination with IVI anti-VEGF-A therapy. In Opthea’s randomized, double-masked, sham-controlled, phase 1b/2a trial, 153 patients with DME were treated with OPT-302 alone, in combination with intravitreal aflibercept injections, or with aflibercept alone. OPT-302 and aflibercept combination therapy yielded the largest proportion of DME patients who gained ≥10 ETDRS letters from baseline to week 12.20 Opthea has initiated phase 3 trials for OPT-302 in combination with and in comparison to ranibizumab and aflibercept for nAMD patients.

THR-149 – Oxurion NV

Plasma kallikrein (PKal) is independent of the VEGF pathway and is also thought to promote vascular permeability and neovascularization. THR-149 is bicyclic peptide PKal inhibitor delivered via intravitreal injection currently in clinical trials for DME patients who demonstrated suboptimal response to anti-VEGF therapy. KALAHARI is a 2-part, randomized, multicenter, phase 2 study that aims to assess the dosage levels of THR-149 intravitreal injection in addition to the efficacy and safety of THR-149 compared to aflibercept injections in 126 patients with DME. KALAHARI is expected to reach its primary endpoint in March 2023. Interim results presented in February 2022 revealed that over 80% of DME patients in the THR-149 high-dose arm gained ≥5 ETDRS letters and 50% of patients gained >10 ETDRS letters four months after the final THR-149 injection. 24 Central subfield thickness (CST) also remained stable at the 6-month mark.

Integrins are transmembrane glycoprotein receptors that play a role in cell signaling, adhesion, migration, remodeling, and proliferation and are thought to contribute to retinal pathology via modulation and integration of the VEGF and Ang/Tie2 pathways. Clinical trials exploring the efficacy of anti-integrin therapy in DME are underway, including integrin inhibitors.

THR-687 – Oxurion NV

THR-687 is an integrin receptor antagonist that inhibits avβ3, avβ5, and a5β, and demonstrated significant and rapid visual acuity gains in a multicenter, single-dose escalation phase 1 study in DME patients. INTEGRAL, a randomized, multicenter, 2-part phase 2 study evaluated the efficacy and safety of THR-687 compared to aflibercept intravitreal injections in 303 DME patients. Although THR-687 met its safety and tolerability endpoints, INTEGRAL found no significant difference in BCVA or CST, leading to the discontinuation of part B of the INTEGRAL trial.

OCS-01 - Oculis

OCS-01 1.5% ophthalmic suspension is a topical formulation of dexamethasone that utilizes novel solubilizing nanoparticle technology to enhance bioavailability and durability of the dexamethasone solution.30 DIAMOND is a 2-stage, double-masked, randomized, multicenter phase 3 trial that will evaluate the safety and efficacy of OCS-01 with 2 dosing regimens in comparison to vehicle alone in 482 DME patients for 52 weeks.31 Preliminary results from DIAMOND are expected in 2024.

UBX1325 – Unity Biotechnology

UBX1325 is an inhibitor of Bcl-xl, a protein that senescent cells rely on for survival. UBX1325 demonstrated a favorable safety profile and sustained improvements in visual acuity through 24 weeks in a phase 1 study of patients with advanced vascular eye disease.32 UBX1325 is currently being studied in the phase 2 BEHOLD study, a multicenter, randomized, double-masked, prospective phase 2 trial that enrolled 62 patients to receive one 10 μg UBX1325 injection or sham IVI and evaluated at 12, 24, and 48 weeks to ensure safety, efficacy, and durability.33 Sixteen-week results of the BEHOLD study are expected in the second half of 2022.

YUTIQ for Posterior Segment Uveitis

Periocular and intravitreal steroid injections, and systemic delivery of corticosteroids are routinely used to treat posterior segment uveitis, which is a chronic, inflammatory condition of the eye. It is treated both aggressively and frequently by physicians in order to minimize the disease “flares,” which are the main cause of vision deterioration and potential blindness.

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

Other companies have ongoing trials of posterior segment uveitis treatments, including Santen Pharmaceutical Co. Ltd., which received a Complete Response Letter (CRL), in December 2017 from the FDA for its filed NDA for sirolimus, which is administered through intravitreal injection every two months. Sirolimus is a mammalian target of rapamycin inhibitor and modulator of the immune system and is being developed for chronic non-infectious uveitis affecting the posterior segment of the eye. Santen initiated a Phase 3 clinical trial of sirolimus in December 2018 in the U.S. The study is entitled: LUMINA: A Phase III, Multicenter, Sham-Controlled, Randomized, Double-Masked Study Assessing the Efficacy and Safety of Intravitreal Injections of 440 ug DE-109 for the Treatment of Active, Non-Infectious Uveitis of the Posterior Segment of the Eye. The study was completed on June 8, 2022 and its primary readout is currently pending.

Clearside Biomedical Inc.’s (Clearside) CLS-TA (triamcinolone acetonide, a steroid) for macular edema associated with non-infectious uveitis has been accepted by the FDA for review and it is administered through a suprachoroidal injection administered every 12 weeks. Preliminary clinical data indicated that the suprachoroidal route may reduce the risk of increased IOP that is typically associated with intraocular injection of steroids. The results of the Phase 3 trial, presented in September 2018, indicated that while about 50% of patients experienced significant improvements in visual acuity through 24 weeks, adverse events of IOP increase were reported in about 12% of patients.

On December 19, 2018, Clearside submitted an NDA for XIPERE™ (CLS-TA) to the FDA for the treatment of macular edema associated with uveitis. On October 18, 2019, Clearside received a CRL from the FDA regarding its NDA for XIPERE. The CRL included the FDA’s request for additional stability data, reinspection of the drug product manufacturer and additional data on clinical use of the final to-be-marketed SCS Microinjector™ delivery system. Clearside indicated that it expects to resubmit its New Drug Application for XIPERE to FDA for review in the first quarter of 2020. On October 23, 2019, Bausch Health Companies Inc. acquired an exclusive license for the commercialization and development of XIPERE in the United States and Canada. XIPERE was eventually approved in the U.S. in October 2021.

Government Regulation

We are subject to extensive regulation by the FDA and other federal, state, and local regulatory agencies. The Federal Food, Drug and Cosmetic Act (the FD&C Act), and FDA’s implementing regulations set forth, among other things, requirements for the testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record-keeping, reporting, distribution, import, export, advertising and promotion of our products and product candidates. Although the discussion below focuses on regulation in the U.S., we currently out-license certain of our products and may seek approval for, and market, other products in other countries in the future. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope to that imposed in the U.S., although there can be important differences. Additionally, some significant aspects of regulation in the EU are addressed in a centralized way through the EMA, and the European Commission, but country-specific regulation remains essential in many respects. The process of obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and may not be successful.

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

Section 505(b)(2) of the FD&C Act provides an alternate regulatory pathway to obtain FDA approval that permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely to some extent upon the FDA’s findings of safety and effectiveness for an approved product that acts as the reference drug and submit its own product-specific data — which may include data from pre-clinical studies or clinical trials conducted by or on behalf of the applicant — to address differences between the product candidate and the reference drug.

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

Our products and product candidates include products that combine drug and device components in a manner that meet the definition of a "combination product" under FDA regulations. The FDA exercises significant discretion over the regulation of combination products, including the discretion to require separate marketing applications for the drug and device components in a combination product. For YUTIQ, FDA’s Center for Drug Evaluation and Research (CDER) had primary jurisdiction for review of the NDA, and both the drug and device components were reviewed under one marketing application. For a drug-device combination product for which CDER has primary jurisdiction, CDER typically consults with the Center for Devices and Radiological Health in the NDA review process. Whether reviewed under one application or separately, both the drug and device components of a drug-device combination product must satisfy the applicable regulatory requirements for marketing as if they were submitted for approval independently.

The FDA may determine that a Risk Evaluation and Mitigation Strategy (REMS), is necessary to ensure that the benefits of a new product outweigh its risks, and the product can therefore be approved. A REMS may include various elements, ranging from a medication guide or patient package insert to limitations on who may prescribe or dispense the drug, depending on what the FDA considers necessary for the safe use of the drug. Under the Pediatric Research Equity Act (PREA), certain applications for approval must also include an assessment, generally based on clinical study data, of the safety and effectiveness of the subject drug in relevant pediatric populations.

Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP, requirements and adequate to assure consistent production of the product within required specifications.

The FDA conducts a preliminary review of a submitted NDA to ensure the application is sufficiently complete for substantive review. Once the FDA accepts an NDA submission for filing — which occurs, if at all, within 60 days after submission of the NDA — the FDA’s goal for a non-priority review of an NDA is ten months. The review process can be and often is significantly extended, however, by FDA requests for additional information, studies, or clarification. The targeted action date can also be shortened to six months of the 60-day filing date for products that are granted priority review designation because they are intended to treat serious or life-threatening conditions and demonstrate the potential to address unmet medical needs. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity.

After review of an NDA and the facilities where the product candidate is manufactured, the FDA either issues an approval letter or a complete response letter (CRL), outlining the deficiencies in the submission. The CRL may require additional testing or information, including additional pre-clinical or clinical data, for the FDA to reconsider the application. Even if such additional information and data are submitted, the FDA may decide that the NDA still does not meet the standards for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than the sponsor. FDA approval of any application may include many delays or never be granted. If FDA grants approval, an approval letter authorizes commercial marketing of the product candidate with specific prescribing information for specific indications.

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

•
Enables R&D animal testing alternatives and allows earlier negotiation with payers during development;
•
Expands FDA authority during pre-approval inspection of clinical and non-clinical studies;
•
Builds on FDA’s framework governing accelerated approvals, including timing, conditions, and reporting for post-approval studies;
•
Addresses diversity in clinical trials with requirements of agreed diversity plan to implement major clinical studies; and
•
Confirms that contrast agents, radioactive drugs and over-the counter monographs drugs are drugs and not medical devices, restoring FDA’s interpretation previously overturned by Genus Med. Techs. LLC v. FDA.

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

In addition to cGMP requirements, drug-device combination products are also subject to certain additional manufacturing and safety reporting regulations for devices. Specifically, the FDA requires that drug-device combination products comply with certain provisions of the Quality System Regulation (QSR), which sets forth the FDA’s manufacturing quality standards for medical devices. In addition to drug safety reporting requirements, the FDA also requires that we comply with some device safety reporting requirements for our drug-device combination product.

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

New Legislation. New legislation is passed periodically in Congress, or at the state level, that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. Further, FDA revises its regulations and guidance in light of new legislation in ways that may affect our business or products. It is impossible to predict whether other changes to legislation, regulation, or guidance will be enacted, or what the impact of such changes, if any, may be.

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

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014, or Clinical Trials Regulation, was adopted. The Regulation entered into force on January 31, 2022. The Clinical Trials Regulation is directly applicable in all the EU Member States, repealing the current Clinical Trials Directive. The new Clinical Trials Regulation allowed parties to start and conduct a clinical trial in accordance with the Clinical Trials Directive during a transitional period of one year which ended on January 31, 2023. Clinical trials authorized under the Clinical Trials Directive before January 31, 2023 can continue to be conducted under the Clinical Trials Directive until January 31, 2025. An application to transition ongoing trials from the current Clinical Trials Directive to the new Clinical Trials Regulation will need to be submitted and authorized in time before the end of the transitional period.

The new Clinical Trials Regulation is intended to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure through a single entry point, the Clinical Trials Information System (CTIS); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. The use of the CTIS became mandatory for new clinical trial applications made in accordance with the Clinical Trials Regulation on January 31, 2023. Clinical trial sponsors can use CTIS to apply for authorization to run a clinical trial in all 27 EU Member States and three of the four European Free Trade Association States, Iceland, Liechtenstein and Norway via a single online application.

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

In the EU, Regulation No 1901/2006, or the Pediatric Regulation, requires that prior to obtaining a marketing authorization in the EU, applicants demonstrate compliance with all measures included in an EMA, approved Pediatric Investigation Plan, or PIP. This PIP covers all subsets in a pediatric population, unless the EMA has granted either, a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. Where all measures provided in the agreed PIP are completed, a six-month extension period of qualifying Supplementary Protection Certificates is granted. Between May 2021 and July 2021, the European Commission organized a public consultation to revise, among others, the Pediatric Regulation, as part of its Pharmaceutical Strategy for Europe. The current intention is for the European Commission to publish a proposal for new Regulation by the end of March 2023. Among the changes expected, an evolutionary and simplified PIP would be introduced, allowing allow the sponsor to amend the document as more evidence is gathered, subject to conditions regarding timing and substance.

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

In the EU, medicinal products: (a) that are used to diagnose, treat or prevent life-threatening or chronically debilitating conditions that affect no more than five in 10,000 people in the EU; or (b) that are used to treat or prevent life-threatening or chronically debilitating conditions and that, for economic reasons, would be unlikely to be developed without incentives; and (c) where no satisfactory method of diagnosis, prevention or treatment of the condition concerned exists, or, if such a method exists, the medicinal product would be of significant benefit to those affected by the condition, may be granted an orphan designation in the EU. The application for orphan designation must be submitted to the EMA’s Committee for Orphan Medicinal Products and approved by the European Commission before an application is made for marketing authorization for the product. Once authorized, orphan medicinal product designation entitles an applicant to financial incentives such as reduction of fees or fee waivers. In addition, orphan medicinal products are entitled to ten years of market exclusivity following authorization. During this ten-year period, with a limited number of exceptions, neither the competent authorities of the EU Member States, the EMA, or the European Commission are permitted to accept applications or grant marketing authorization for other similar medicinal products with the same therapeutic indication. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this latter product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity. A proposal for the revision of Regulation (EC) No 141/2000 on orphan medicinal products (OMP Regulation) is expected by the end of March 2023. Among the changes expected, the proposal would introduce new definitions of significant benefit and (highest) unmet medical needs, changes to the market exclusivity periods and launch conditionality, as well as a removal of the orphan pediatric incentive.

Data Exclusivity. In the EU, if a marketing authorization is granted for a medicinal product containing a new active substance, that product benefits from eight years of data exclusivity, during which generic marketing authorization applications referring to the data of that product may not be accepted by the regulatory authorities. The product also benefits from 10 years’ market exclusivity during which generic products, even if authorized, may not be placed on the market. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. A proposal for the revision of Regulation (EC) No 726/2004 laying down procedures for the authorization of medicinal products in the EU is expected by the end of March 2023. Among the changes expected, the proposal would reduce the current data exclusivity period to a baseline 6-years. Additional regulatory data protection could be obtained upon conditions, but with a maximum of 8-years data exclusivity.

U.S. Healthcare Reform

The Patient Protection and Affordable Care Act, as amended, which we refer to as the Affordable Care Act, or ACA, is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals, the provision of subsidies to eligible individuals enrolled in plans offered on the health insurance exchanges, and expansion of the Medicaid program. This law substantially changed the way healthcare is financed by both governmental and private insurers and has significantly impacted the pharmaceutical industry. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the donut hole), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicaid Drug Rebate program, expansion of the Public Health Service Act’s 340B drug pricing discount program, or 340B program, fraud and abuse, and enforcement. These changes have impacted and will continue to impact existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives.

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

Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to modify them or to alter their interpretation and implementation. For example, Congress eliminated, starting January 1, 2019, the tax penalty for not complying with the Affordable Care Act’s individual mandate to carry health insurance. Further, the Bipartisan Budget Act of 2018, among other things, amended the Medicare statute to reduce the coverage gap in most Medicare drugs plans, commonly known as the “donut hole,” by raising the required manufacturer point-of-sale discount from 50% to 70% off the negotiated price effective as of January 1, 2019. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible, but the nature and extent of such potential changes or challenges are uncertain at this time. It is unclear how the Affordable Care Act and its implementation, as well as efforts to modify or invalidate the Affordable Care Act, or portions thereof, or its implementation, will affect our business, financial condition and results of operations. It is possible that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures, including those that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our products or product candidates for which we receive regulatory approval or to successfully commercialize our products and product candidates.

Other legislative changes relating to reimbursement have been adopted in the U.S. since the Affordable Care Act was enacted. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2031. Sequestration is currently set at 2% and will increase to 2.25% for the first half of fiscal year 2030, to 3% for the second half of fiscal year 2030, and to 4% for the remainder of the sequestration period that lasts through the first six months of fiscal year 2031. As long as these cuts remain in effect, they could adversely impact payment for any products we may commercialize in the future. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

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

On August 12, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. The IRA includes several drug pricing policies that are intended to reduce costs for the Medicare program and its beneficiaries, as well as a variety of provisions on the environment and clean energy, corporate taxes, and other health care policies. The IRA contains a negotiation provision that requires the Secretary of Health and Human Services to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of high Medicare spend drugs and biologicals per year starting in 2026. The IRA limits the negotiation eligibility for the 2026, 2027 and 2028 program years and afford limited additional relief for “small biotech drugs” of certain small manufacturers which, among other things, represent a limited portion (as specified in the text) of Medicare program spending. The IRA also penalizes manufacturers of certain Medicare Part B and D drugs for price increases above inflation and makes several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and a change in manufacturer liability under the program.

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

We participate in, and have certain price reporting obligations to, the Medicaid Drug Rebate Program. This program requires us to pay a rebate for each unit of drug reimbursed by Medicaid. The amount of the “basic” portion of the rebate for each product is set by law as the larger of: (i) 23.1% of quarterly AMP, or (ii) the difference between quarterly AMP and the quarterly best price available from us to any commercial or non-governmental customer, or Best Price. AMP must be reported on a monthly and quarterly basis and Best Price is reported on a quarterly basis only. In addition, the rebate also includes the “additional” portion, which adjusts the overall rebate amount upward as an “inflation penalty” when the drug’s latest quarter’s AMP exceeds the drug’s AMP from the first full quarter of sales after launch, adjusted for increases in the Consumer Price Index-Urban. The upward adjustment in the rebate amount per unit is equal to the excess amount of the current AMP over the inflation-adjusted AMP from the first full quarter of sales. Rebates under the Medicaid Drug Rebate Program are currently capped at 100 percent of AMP, but that cap is set to be removed, effective January 1, 2024, which could increase our rebate liability. The rebate amount is computed each quarter based on our report to CMS of current quarterly AMP and Best Price for our drug. We are required to report revisions to AMP or Best Price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. The Affordable Care Act made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act. On December 21, 2020, CMS issued a final regulation that modified existing Medicaid Drug Rebate Program regulations to permit reporting multiple Best Price figures with regard to value based purchasing arrangements (beginning in 2022) and provided definitions for “line extension,” “new formulation,” and related terms with the practical effect of expanding the scope of drugs considered to be line extensions (beginning in 2022). While the regulatory provisions that purported to affect the availability of the AMP and Best Price exclusions of manufacturer-sponsored patient benefit programs in the context of pharmacy benefit manager “accumulator” programs were invalidated by a court, accumulator and other such programs may continue to negatively affect us in other ways.

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

HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. It is currently unclear how HRSA will apply its enforcement authority under this regulation. HRSA has also implemented a ceiling price reporting requirement related to the 340B program under which we are required to report 340B ceiling prices to HRSA on a quarterly basis, and HRSA then publishes that information to covered entities. Moreover, under a final regulation effective January 13, 2021, HRSA newly established an administrative dispute resolution (ADR), process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could subject us to onerous procedural requirements and could result in additional liability. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

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

Statutory or regulatory changes or CMS guidance could affect the pricing of our approved products, and could negatively affect our results of operations. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, or IRA, which, among other things, requires the Secretary of Health and Human Services Secretary to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of certain high Medicare spend drugs and biologicals per year starting in 2026. Starting January 2023, the IRA establishes a Medicare Part B inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty. These or any other public policy changes could impact the market conditions for our products. We further expect continued scrutiny on government price reporting and pricing more generally from Congress, agencies, and other bodies. For more information about Medicare Part B, refer to the risk factor entitled “Our products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could harm our business” set forth under the section titled “Risk Factors” in this Annual Report on Form 10-K. In the U.S. Medicare program, outpatient prescription drugs may be covered under Medicare Part D. Medicare Part D is a voluntary prescription drug benefit, through which Medicare beneficiaries may enroll in prescription drug plans offered by private entities for coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans provided for under Medicare Part C.

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

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we must participate in the U.S. Department of Veterans Affairs, (VA), Federal Supply Schedule, (FSS), pricing program. Under this program, we are obligated to make our “innovator” drugs available for procurement on an FSS contract and charge a price to four federal agencies — the VA, U.S. Department of Defense, (DoD), Public Health Service and U.S. Coast Guard — that is no higher than the statutory Federal Ceiling Price, (FCP). The FCP is based on the non-federal average manufacturer price, (Non-FAMP), which we calculate and report to the VA on a quarterly and annual basis. We also may participate in the Tricare Retail Pharmacy program, under which we would pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP.

Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. We could be held liable for errors associated with our submission of pricing data. In addition to retroactive Medicaid rebates and the potential for issuing 340B program refunds, if we are found to have knowingly submitted false AMP, Best Price, or Non-FAMP information to the government, we may be liable for significant civil monetary penalties per item of false information. If we are found to have made a misrepresentation in the reporting of our ASP, the Medicare statute provides for significant civil monetary penalties for each misrepresentation for each day in which the misrepresentation was applied. Our failure to submit monthly/quarterly AMP and Best Price data on a timely basis could result in a significant civil monetary penalty per day for each day the information is late beyond the due date. Such conduct also could be grounds for CMS to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. Significant civil monetary penalties also could apply to late submissions of Non-FAMP information. Civil monetary penalties could also be applied if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price or HRSA could terminate our agreement to participate in the 340B program, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. In addition, claims submitted to federally-funded healthcare programs, such as Medicare and Medicaid, for drugs priced based on incorrect pricing data provided by a manufacturer can implicate the federal civil False Claims Act. Civil monetary penalties could be due if we fail to offer discounts to beneficiaries under the Medicare Part D coverage gap discount program. Furthermore, under the refund program for discarded drugs, manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125 percent of the refund amount.

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

Beginning April 1, 2013, Medicare payments for all items and services, including drugs, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction, generally to 2031 Sequestration is currently set at 2% and will increase to 2.25% for the first half of fiscal year 2030, to 3% for the second half of fiscal year 2030, and to 4% for the remainder of the sequestration period that lasts through the first six months of fiscal year 2031. As long as these cuts remain in effect, they could adversely impact payment for any products we now sell or may commercialize in the future. If Congress does not take action in the future to modify these sequestrations, Medicare Part D plans could seek to reduce their negotiated prices for drugs. Other legislative or regulatory cost containment legislation could have a similar effect.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. A violation of the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. The government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly and practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceuticals, including certain discounts, or engaging such individuals as consultants, speakers or advisors, may be subject to scrutiny if they do not fit squarely within the exception or safe harbor. For example, in November 2020, the OIG issued a Special Fraud Alert to highlight certain inherent fraud and abuse risks associated with speaker fees, honorariums and expenses paid by pharmaceutical and medical device companies to healthcare professionals participating in company-sponsored events. The Special Fraud Alert sent a clear signal that speaker programs will be subject to potentially heightened enforcement scrutiny. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product support and patient assistance programs. Arrangements that implicate the Anti-Kickback Statute and do not fit within an exception or safe harbor are reviewed on a case-by-case basis to determine whether, based on the facts and circumstances, they violate the statute.

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

The Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (collectively HIPAA) prohibits, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors. HIPAA also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. We may obtain health information from third parties that are subject to privacy and security requirements under HIPAA and we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

The Physician Payments Sunshine Act, implemented as the Open Payments program, and its implementing regulations, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to direct or indirect payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members. As of last year, manufacturers must also report transfers of value made to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.

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

The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. Failure to comply with these laws and regulations could result in government enforcement actions and create liability for us (including the imposition of significant civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our business. We may obtain health information from third parties, such as health care providers who prescribe our products, and research institutions we collaborate with, who are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we or our affiliates or agents knowingly obtain individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

In California, the California Consumer Privacy Act (CCPA) establishes certain requirements for data use and sharing transparency and provides California consumers (as defined in the law) certain rights concerning the use, disclosure, and retention of their personal data. In November 2020, California voters approved the California Privacy Rights Act (CPRA) ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (CPPA). The amendments introduced by the CPRA went effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. Similarly, there are a number of legislative proposals in the EU, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. For example, other states, including Virginia, Colorado, Utah, and Connecticut have enacted privacy laws similar to the CCPA that impose new obligations or limitations in areas affecting our business and we continue to assess the impact of these state legislation, on our business as additional information and guidance becomes available. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and research activities. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. The obligations to comply with the CCPA and evolving legislation may require us, among other things, to update our notices and develop new processes internally and with our partners. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act (FTC Act). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. With respect to privacy, the FTC also sets expectations that companies honor the privacy promises made to individuals about how the company handles consumers’ personal information; any failure to honor promises, such as the statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act. While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may be result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or decades-long enforcement actions. These laws and regulations, as well as any associated claims, inquiries, or investigations or any other government actions may lead to unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices.

Outside the U.S., the legislative and regulatory landscape for privacy and data security continues to evolve. There has been increased attention to privacy and data security issues that could potentially affect our business, including the EU General Data Protection Regulation including as implemented in the UK (collectively, GDPR), which imposes penalties for the most serious breaches of up to EUR 20 million or 4% of a noncompliant company’s annual global revenue, whichever is greater. The GDPR regulates the processing of personal data (including health data from clinical trials) and places certain obligations on the processing of such personal data including ensuring the lawfulness of processing personal data (including obtaining valid consent of the individuals to whom the personal data relates, where applicable), the processing details disclosed to the individuals, the adequacy, relevance and necessity of the personal data collected, the retention of personal data collected, the sharing of personal data with third parties, the transfer of personal data out of the European Economic Area/UK to third countries including the U.S., contracting requirements (such as with clinical trial sites and vendors), the use of personal data in accordance with individual rights, the security of personal data and security breach/incident notifications. Data protection authorities from the different European Member States and the UK may interpret the GDPR and applicable related national laws differently and impose requirements additional to those provided in the GDPR and that sit alongside the GDPR, as set out under applicable local data protection law. In addition, guidance on implementation and compliance practices may be issued, updated or otherwise revised. Enforcement by European and UK regulators is generally active, and failure to comply with the GDPR or applicable Member State/UK local law may result in fines, amongst other things (such as notices requiring compliance within a certain timeframe). Further, the UK Government may amend/update UK data protection law, which may result in changes to our business operations and potentially incur commercial cost.

European/UK data protection laws, including the GDPR, generally restrict the transfer of personal data from the European Economic Area (EEA), including the EU, United Kingdom and Switzerland, to the U.S. and most other countries (except those deemed to be adequate by the European Commission/UK Secretary of State as applicable) unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. While previously U.S. companies could rely on self-certification to the EU-U.S. and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce as one of these safeguards to legitimize transfers from the EU and Switzerland to the U.S., this has been invalidated by the Court of Justice of the European Union (CJEU). The CJEU found that the Standard Contractual Clauses (SCCs), one of the primary safeguards for legitimizing data transfers, were valid in principle, but placed obligations on the parties entering into them including to verify whether an adequate level of protection is provided in the recipient jurisdiction, and whether additional measures are required to bring the level of protection in line with EU standards. Following this decision, the European Data Protection Board issued guidance on how organizations should approach international data transfers of GDPR-covered personal data, including the supplemental measures companies can adopt to help protect against overarching surveillance outside of the EU. In June 2021, the European Commission adopted a new set of SCCs aimed at enabling lawful transfers of personal data to non-adequate countries outside the EEA, the deadline for the adoption of which was December 27 2022. There are also recent developments regarding data transfers in the UK, which formally approved two mechanisms for transferring UK data overseas and that came into force on March 21, 2022: the International Data Transfer Agreement or the International Data Transfer Addendum to the SCCs. The UK Information Commissioner’s Office also issued guidance on how to approach undertaking risk assessments for transfers of UK data to non-adequate countries outside the UK.

A lack of valid transfer mechanisms for GDPR-covered data could increase exposure to enforcement actions as described above, and may affect our business operations and require commercial cost (including potentially limiting our ability to collaborate/work with certain third parties and/or requiring an increase in our data processing capabilities in the EU/UK). Further, the European/UK data protection laws (including laws on data transfers as set out above) may also be updated/revised, accompanied by new guidance and/or judicial/regulatory interpretations, which could entail further impacts on our compliance efforts and increased cost.

Foreign Corrupt Practices Act

In addition, the U.S. Foreign Corrupt Practices Act of 1977, as amended, (FCPA), prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any official of another country, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in that capacity.

Corporate Information

We were incorporated under the laws of the state of Delaware on March 19, 2008 under the name New pSivida, Inc. Our predecessor, pSivida Limited, was formed in December 2000 as an Australian company incorporated in Western Australia. We subsequently changed our name to pSivida Corp. in May 2008 and again to EyePoint Pharmaceuticals, Inc. in March 2018. Our principal executive office is located at 480 Pleasant Street, Suite C400, Watertown, Massachusetts 02472 and our telephone number is (617) 926-5000.

Additional Information

Our website address is www.eyepointpharma.com. Information contained on, or connected to, our website is not incorporated by reference into this Annual Report on Form 10-K. Copies of this Annual Report on Form 10-K, and our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website under “Investors – Financial Information – SEC Filings” as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR FINANCIAL POSITION AND OUR CAPITAL RESOURCES

We will likely need additional capital to fund our operations. If we are unable to obtain sufficient capital, we will need to curtail and reduce our operations and costs and modify our business strategy.

Our operations have consumed substantial amounts of cash. To date, we have financed our operations primarily through the sale of capital stock, proceeds from term loan agreements, the receipt of license fees, milestone payments, research and development funding and royalty payments from our collaboration partners, and product sales. In 2019, we commenced the U.S. launch of our first two commercial products, YUTIQ and DEXYCU, and we are developing EYP-1901 as a potential six-month sustained delivery treatment for wet AMD and NPDR. However, we have no expectation of revenues from our research and development programs, including EYP-1901, prior to the successful completion of clinical trials for such programs. Therefore, we have no sufficient historical evidence to assert that it is probable that we will receive sufficient revenues from our product sales to fund operations. As of December 31, 2022, our cash, cash equivalents, and investments in marketable securities totaled $144.6 million. We believe that our cash, cash equivalents and investments in marketable securities, combined with anticipated net cash inflows from net product sales will fund our operating plan into the second half of 2024, under current expectations regarding the timing and outcomes of our Phase 2 clinical trials for EYP-1901 for the treatment of wet AMD and NPDR. Due to the difficulty and uncertainty associated with the design and implementation of clinical trials, we will continue to assess our cash, cash equivalents, results from investments in marketable securities and future funding requirements. However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations. Actual cash requirements could differ from our projections due to many factors, including the continued effect of the Pandemic on our business and the medical community, the timing and results of our Phase 2 clinical trials for EYP-1901, additional investments in research and development programs, the success of commercialization for YUTIQ, the loss of pass-through related separate payment for DEXYCU, the actual costs of these commercialization efforts, the costs associated with the ongoing efforts associated with responding to the subpoena from the U.S. Attorney’s Office for the District of Massachusetts seeking production of documents related to sales, marketing and promotional practices, including as pertain to DEXYCU (DOJ Investigation), higher interest rates, inflation, supply shortages, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

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

We have incurred significant losses since our inception, have not generated significant revenue from commercial sales of our products and are not profitable. Investment in drug development is highly speculative because it entails substantial upfront operating expenses and significant risk that a product candidate will fail to successfully complete clinical trials, gain regulatory approval or become commercially viable. We continue to incur significant operating expenses due primarily to investments in clinical trials, sales and marketing infrastructure, research and development, and other expenses related to our ongoing operations. For the years ended December 31, 2022 and 2021, we had losses from operations of $99.6 million and $55.3 million, respectively, and net losses of $102.3 million and $58.4 million, respectively, and we had a total accumulated deficit of $671.4 million at December 31, 2022.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will continue to be significant if, and as, we:

•
continue the research and pre-clinical and clinical development of our product candidates, including EYP-1901 and YUTIQ;
•
initiate additional pre-clinical studies, clinical trials or other studies or trials for EYP-1901 and our other product candidates;
•
continue to sustain and enhance an effective commercial infrastructure and enter into, and maintain new agreements for the commercialization of YUTIQ;
•
continue efforts to commercialize DEXYCU internationally;
•
add additional operational, financial and management information systems and personnel, including personnel to support our development and commercialization efforts;
•
continue to perform tasks associated with the ongoing DOJ Investigation;
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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully commercialize our current products and complete the development of, and obtain the regulatory approvals necessary for, the manufacture and commercialization of our product candidates, including EYP-1901. To become and remain profitable, we must succeed in developing and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing pre-clinical testing and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates, manufacturing, marketing and selling any products for which we or our licensees may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. We do not know the extent to which YUTIQ or DEXYCU, or any of our product candidates, including EYP-1901, if approved, will generate significant revenue for us, if at all. We may never succeed in these activities and, even if we do, we may never generate revenues significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to accurately project when or if we will be able to achieve profitability from operations. Even if we do so, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. Our ability to generate revenue from our current or future products and product candidates will depend on a number of factors, including:

•
our ability to successfully complete development activities, including the necessary clinical trials, with respect to EYP-1901 and our other product candidates;
•
our ability to continue to sustain and enhance an effective commercial infrastructure and enter into, and maintain, new agreements for the commercialization of YUTIQ;
•
our ability to complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities, if we choose to commercialize YUTIQ and DEXYCU in additional unpartnered jurisdictions outside the U.S.;
•
the size of the markets in the territories for which we gain regulatory approval;
•
our ability to further develop our commercial organization capable of sales, marketing and distribution for YUTIQ and any of our other product candidates for which we may obtain marketing approval;
•
our ability to enter into and maintain commercially reasonable agreements with manufacturers, wholesalers, distributors and other third parties in our supply chain;
•
our success in establishing a commercially viable price for our products;
•
our ability to manufacture commercial quantities of our products at acceptable cost levels; and
•
our ability to obtain coverage and adequate reimbursement from third parties, including government payors.

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

The ongoing novel coronavirus (COVID-19) pandemic has had, and may continue to have, a material and adverse impact on our business.

The ongoing COVID-19 coronavirus pandemic (the Pandemic) has had a material and adverse impact on the Company’s business pursuant to a reduction in physician office visits impacting YUTIQ, specifically in early 2022. Going forward, the duration and full extent to which the Pandemic impacts the Company’s business, revenues, financial condition and cash flows depend on future developments that are highly uncertain, subject to change and are difficult to predict, including new information that may emerge concerning the Pandemic, and may cause intermittent or prolonged periods of reduced patient services at the Company’s customers’ facilities, which may negatively affect customer demand. The Company’s revenues, financial condition and cash flows may be adversely affected in the future as well. The Company is continuously monitoring the Pandemic and its potential effect on the Company’s financial position, results of operations and cash flows. Although the U.S. government has announced its intention to terminate the public health crisis associated with the Pandemic as of May 2023, there remains an uncertainty about the potential future impact of the Pandemic on the Company’s business. This uncertainty could have an impact in future periods on certain estimates used in the preparation of the Company’s periodic financial results, including reserves for variable consideration related to product sales, realizability of certain receivables and assessment for excess or obsolete inventory. Uncertainty around the extent and length of time of the Pandemic, and any future related financial impact cannot be reasonably estimated at this time.

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

We will need to raise additional capital in the future to help fund the development and commercialization of EYP-1901 and our other product candidates, if approved, and the continued commercialization of YUTIQ. The amount of additional capital we will require will be influenced by many factors, including, but not limited to:

•
our clinical development plans for EYP-1901 for the treatment of wet AMD, NPDR, and DME and our other product candidates;
•
the outcome, timing and cost of the regulatory approval process for EYP-1901 and our other product candidates, including the potential for the FDA to require that we perform more studies and clinical trials than those we currently expect;
•
product revenues received and cash flow generated from sales of YUTIQ;
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

We do not know if additional capital will be available to us when needed or on terms favorable to us or our stockholders. Collaboration, licensing or other commercial agreements may not be available on favorable terms, or at all. If we seek to sell our equity securities under our at-the-market (ATM) program or in another offering, we do not know whether and to what extent we will be able to do so, or on what terms. Further, the rules and regulations of the Nasdaq Stock Market LLC, (Nasdaq), require us to obtain stockholder approval for sales of our equity securities under certain circumstances, which could delay or prevent us from raising additional capital from such sales. Also, the state of the economy and financial and credit markets at the time or times we seek any additional financing may make it more difficult or more expensive to obtain. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and dilute our existing stockholders’ equity, and funding through collaboration, licensing or other commercial agreements may be on unfavorable terms, including requiring us to relinquish rights to certain of our technologies or products. If adequate financing is not available if and when needed, we may delay, reduce the scope of, or eliminate research or development programs, postpone or cancel the pursuit of product candidates such as EYP-1901, including pre-clinical and clinical trials and new business opportunities, independent U.S. commercialization of YUTIQ, or other new products, if any, reduce staff and operating costs, or otherwise significantly curtail our operations to reduce our cash requirements and extend our capital.

We must maintain compliance with the terms of our Credit Facilities or receive a waiver for any non-compliance. Our failure to comply with the covenants or other terms of the Credit Facilities, including as a result of events beyond our control, could result in a default under the SVB Loan Agreement that would materially and adversely affect the ongoing viability of our business.

On March 9, 2022 (the SVB Closing Date), we entered into a loan and security agreement (the SVB Loan Agreement) among us, as borrower, and Silicon Valley Bank, as lender (SVB), providing for (i) a senior secured term loan facility of $30 million (the Term Facility) and (ii) a senior secured revolving credit facility of up to $15.0 million (the Revolving Facility and together with the Term Facility, the Credit Facilities). The maximum amount available for borrowing at any time under the Revolving Facility is limited to a borrowing base valuation of our eligible accounts receivable. On the SVB Closing Date, $30 million of the Term Facility and approximately $11.5 million of the Revolving Facility, were advanced, to pay off the CRG Loan, including the accrued interests through this date. We utilized the proceeds from the Credit Facilities, together with cash on hand, for the repayment in full of all outstanding obligations under our term loan agreement (the CRG Credit Agreement) with CRG Servicing LLC (CRG).

The loans under the Credit Facilities are due and payable on January 1, 2027 (the Maturity Date). The Credit Facilities bear interest that is payable monthly in arrears at a per annum rate (subject to increase during an event of default) equal to (i) with respect to the Term Facility, the greater of (x) the Wall Street Journal prime rate plus 2.25% and (y) 5.50% and (ii) with respect to the Revolving Facility, the Wall Street Journal Prime Rate. An unused commitment fee of 0.25% per annum applies to unutilized borrowing capacity under the Revolving Facility. Commencing on February 1, 2024, we are required to repay the principal of the Term Facility in 36 consecutive equal monthly installments. At maturity or if earlier prepaid, we will also be required to pay an exit fee equal to 2.00% of the aggregate principal amount of the Term Facility.

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

The SVB Loan Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on our and our subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, enter into affiliate transactions and change our line of business, in each case, subject to certain exceptions. On March 7, 2023, the Company and SVB entered into an amendment to the SVB Loan Agreement, modifying the quarterly financial covenants of the agreement. Pursuant to the amendment, commencing upon December 31, 2022, the Company is required to maintain, at all times, unrestricted and unencumbered cash and cash equivalents in an amount equal to the greater of (i) $50,000,000 and (ii) the Company’s six-month Cash Burn (as defined in the SVB Loan Agreement).

If we do not maintain compliance with the continuing covenants and other terms and conditions of the Credit Facilities or secure a waiver for any non-compliance, then SVB may choose to declare an event of default and require that we immediately repay all amounts outstanding, plus penalties and interest, including an exit fee, any termination fees and any prepayment fees, and foreclose on the collateral granted to them to secure such indebtedness. Such repayment would have a material adverse effect on our business, operating results and financial condition.

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
•
permit our cash held in deposit accounts with SVB to be less than the lesser of (i) 100.0% of our consolidated cash, including our subsidiaries’ and affiliates’ cash, and (ii) 110.0% of all outstanding obligations owing under the SVB Loan Agreement; and
•
permit our liquidity to fall below certain agreed levels.

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

In connection with our acquisition of Icon Bioscience, Inc. (Icon) in March 2018 (the Icon Acquisition), we are obligated to pay certain post-closing contingent cash payments upon the achievement of specified milestones and based upon certain net sales and partnering revenue standards, in each case subject to the terms and conditions set forth in the Merger Agreement, dated March 28, 2018 (the Merger Agreement). These future obligations include (i) sales milestone payments totaling up to $95.0 million, beginning no earlier than three years after the October 1, 2018 effective date of the pass-through reimbursement code approved by CMS, upon the achievement of certain sales thresholds and subject to certain CMS reimbursement conditions set forth in the Merger Agreement, (ii) quarterly earn-out payments equal to 12% on net sales of DEXYCU, which earn-out payments will increase to 16% of net sales of DEXYCU in a given year beginning in the calendar quarter for a given year to the extent aggregate annual consideration of DEXYCU exceeds $200.0 million in such year, (iii) quarterly earn-out payments equal to 20% of partnering revenue received by us for DEXYCU outside of the U.S., and (iv) single-digit percentage quarterly earn-out payments with respect to net sales and/or partnering income, if any, resulting from future clinical development, regulatory approval and commercialization of any other product candidates we might develop utilizing the Verisome technology acquired in the Icon Acquisition. For the year ended December 31, 2022, we accrued DEXYCU product revenue-based royalty expense of $1.6 million. Our profitability with respect to DEXYCU is impacted by our obligations to make payments to the former securityholders of Icon. Our obligations to the former securityholders of Icon and other third-party collaborators could have a material adverse effect on our business, financial condition and results of operations if we are unable to manage our operating costs and expenses at profitable levels. Going forward, we anticipate payments to ICON to be inconsequential pursuant to the CY 2023 Medicare Hospital OPPS and ASC Payment System Final Rule, which was issued November 1, 2022, terminating pass-through related separate payment for certain drugs, including DEXYCU, beyond its current expiration date of December 31, 2022.

Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

As of December 31, 2022, including pre-acquisition amounts related to Icon, we had U.S. net operating loss (NOL) carryforwards of approximately $321.6 million for U.S. federal income tax and approximately $264.2 million for state income tax purposes available to offset future taxable income, and U.S. federal and state research and development tax credits of approximately $7.2 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended (Section 382). Our U.S. NOL carryforwards begin to expire in 2023 if not utilized.

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

Our research and development program for our lead product candidate, EYP-1901, and certain of our other product candidates, are still in development. We must demonstrate EYP-1901’s and our other product candidates’ safety and efficacy in humans through extensive clinical testing. Such testing is expensive and time-consuming and requires specialized knowledge and expertise.

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
•
any orders from local, state or federal governments or clinical trial site policies resulting from the COVID-19 pandemic that determine essential and non-essential functions and staff, which may impact the ability of site staff to conduct assessments, or result in delays to the conduct of the assessments, as part of our clinical trial protocols, or the ability to enter assessment results into clinical trial databases in a timely manner;
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

Clinical trial results may fail to support continued clinical investigations and/or approval of EYP-1901 or our other product candidates.

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

We may expend significant resources to pursue our lead product candidate, EYP-1901 for the potential treatment of wet AMD, NPDR and DME and fail to capitalize on the potential of EYP-1901, or our other product candidates, for the potential treatment of other indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates for specific indications. Specifically, with regard to EYP-1901, we initially focused our efforts on the treatment of wet AMD, but have since expanded our efforts to include the treatment of NPDR and DME. As a result, we may forego or delay pursuit of opportunities with EYP-1901 or other product candidates for the treatment of other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. Furthermore, until such time as we are able to build a broader product candidate pipeline, if ever, any adverse developments with respect to our leading product candidate, EYP-1901, would have a more significant adverse effect on our overall business than if we maintained a broader portfolio of product candidates.

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

Results from pre-clinical testing, early clinical trials, prior clinical trials, investigator-sponsored studies and other data and information often do not accurately predict final pivotal clinical trial results. EYP-1901 relies on vorolanib as its active pharmaceutical agent. Vorolanib is a small molecule TKI that has been previously studied by Tyrogenex in Phase 1 and 2 clinical trials as an orally delivered therapy for the treatment of wet AMD. The Phase 2 clinical trial was discontinued due to systemic toxicity. There can be no assurance that such systemic toxicities will not occur in our clinical trial for EYP-1901. In addition, data from one pivotal clinical trial may not be predictive of the results of other pivotal clinical trials for the same product candidate, even if the trial designs are the same or similar. Data obtained from pre-clinical studies and clinical trials are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Adverse side effects may be observed in clinical trials that delay, limit or prevent regulatory approval, and even after a product candidate has received marketing approval, the emergence of adverse side effects in more widespread clinical practice may cause the product’s regulatory approval to be limited or even rescinded. Additional trials necessary for approval may not be undertaken or may ultimately fail to establish the safety and efficacy of our product candidates.

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

We started conducting Phase 2 clinical trials for EYP-1901 in multiple jurisdictions within the U.S. in 2022. Enrollment of patients in these clinical trials and future clinical trials in these regions may be delayed due to the outbreak of the Pandemic. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and outbreaks may affect their ability to devote sufficient time and resources to our programs. As a result, the expected timeline for data readouts of our preclinical studies and clinical trials and certain regulatory filings may be negatively impacted, which would adversely affect our business.

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

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a clinical trial, or complete our clinical trials in a timely manner. Patient enrollment is affected by a variety of factors including, among others:

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
•
our ability to recruit clinical trial investigators with the appropriate competencies and experience, and adequate research staffing to support multiple, concurrent clinical trials;
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

RISKS RELATED TO THE COMMERCIALIZATION OF OUR PRODUCTS AND PRODUCT CANDIDATES

Our current business strategy relies in part on our ability to successfully commercialize our approved products; however, the products may not achieve market acceptance or be commercially successful.

Our ability to continue to successfully commercialize our approved products is important to the execution of our business strategy. Such products may not achieve broad market acceptance among retinal specialists and other doctors, patients, government health administration authorities and other third-party payors, and may not continue to be commercially successful in the U.S. The degree of market acceptance and commercial success of our approved products will depend on a number of factors, including the following:

•
the acceptance of our products by patients and the medical community and the availability, perceived advantages and relative cost, safety and efficacy of alternative and competing treatments;
•
our ability to obtain reimbursement for our products from third party payors at levels sufficient to support commercial success;
•
the cost effectiveness of our products;
•
the effectiveness of our U.S. commercial efforts for DEXYCU after the termination of our Commercial Alliance Agreement with ImprimisRx pursuant to the current lack of a separately payable CPT code (i.e., outside of the cataract payment bundle) for the injection of DEXYCU into the posterior chamber of the anterior segment of the eye;
•
the effectiveness of current and future license and collaboration agreements, including our agreements with Ocumension Therapeutics (Ocumension), Equinox Science, LLC (Equinox) and Betta Pharmaceuticals Co., Ltd. (Betta);
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

As many of these factors are beyond our control, we cannot assure you that we will ever be able to generate meaningful revenues through product sales. In particular, if governments, private insurers, governmental insurers and other third-party payors do not provide adequate and timely coverage and reimbursement levels for our products or limit the frequency of administration, the market acceptance of our products and product candidates will be limited. Governments, governmental insurers, private insurers and other third-party payors attempt to contain healthcare costs by limiting coverage and the level of reimbursement for products and, accordingly, they may challenge the price and cost-effectiveness of our products or refuse to provide coverage for our products. Any inability on our part to successfully commercialize YUTIQ in the U.S and DEXYCU internationally, and our other product candidates in the U.S. or any foreign territories where they may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and our future business prospects.

Our products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives which could harm our business.

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

Our success also depends in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors also may seek additional clinical evidence, beyond the data required to obtain marketing approval, demonstrating clinical benefits and value in specific patient populations, before covering our products for those patients. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval. For example, under current Medicare Part B policy, payment to hospital outpatient departments and ASCs for drug and biological products furnished to patients as part of a surgical procedure is typically packaged into the payment for the associated procedure and thus not paid separately. Products granted pass-through status were excluded from this payment packaging policy and receive separate payment from the associated procedure for a period of three years. While DEXYCU had been granted pass-through status and had been receiving separate payment in these settings from Medicare, the CY 2023 Medicare Hospital OPPS and ASC Payment System Final Rule, which was issued November 1, 2022, terminated pass-through related separate payment for certain drugs, including DEXYCU, beyond its current expiration date of December 31, 2022. Effective January 1, 2023, payment for DEXYCU is packaged into the payment for the underlying procedure and no longer reimbursed separately, which will materially decrease our revenues from sales of DEXYCU and correspondingly have a material adverse effect on our results of operations and financial condition.

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

HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. It is currently unclear how HRSA will apply its enforcement authority under this regulation. HRSA has also implemented a ceiling price reporting requirement related to the 340B program under which we are required to report 340B ceiling prices to HRSA on a quarterly basis, and HRSA then publishes that information to covered entities. Moreover, under a final regulation effective January 13, 2021, HRSA newly established an administrative dispute resolution (ADR) process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could subject us to onerous procedural requirements and could result in additional liability. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

Federal law also requires that a company that participates in the Medicaid Drug Rebate program report average sales price, or ASP, information each quarter to CMS for certain categories of drugs that are paid under the Medicare Part B program. For calendar quarters effective January 1, 2022, manufacturers are required to report the average sales price for certain drugs under the Medicare program regardless of whether they participate in the Medicaid Drug Rebate Program. Manufacturers calculate the ASP based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. Starting in 2023, manufacturers must pay refunds to Medicare for single source drugs or biologicals, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages, for units of discarded drug reimbursed by Medicare Part B in excess of 10 percent of total allowed charges under Medicare Part B for that drug. Manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125 percent of the refund amount.

Statutory or regulatory changes or CMS guidance could affect the pricing of our approved products, and could negatively affect our results of operations. On August 16, 2022, President Biden signed into law the IRA which, among other things, requires the Secretary of Health and Human Services to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of certain high Medicare spend drugs and biologicals per year starting in 2026. Effective January 2023, the IRA established a Medicare Part B inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty. Further, starting October 2022, the IRA established a Medicare Part D inflation rebate scheme, under which, generally speaking, manufacturers will owe additional rebates if the AMP of a Part D drug increases faster than the pace of inflation. Failure to timely pay a Part D inflation rebate is subject to a civil monetary penalty. In addition, manufacturers are currently required to provide a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design. The IRA sunsets the coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program and makes other reforms to the Part D benefit, which could increase our liability under Part D. These or any other public policy change could impact the market conditions for our products. We further expect continued scrutiny on government price reporting and pricing more generally from Congress, agencies, and other bodies.

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

We are shipping DEXYCU to ASCs, or to hospital outpatient surgical centers through specialty pharmacies and distributors. DEXYCU was being reimbursed for Medicare Part B patients in these settings through a transitional pass-through related separate payment when billed under the drug’s “J” code. The Final Rule did not extend pass-through related separate payment for expiring drugs, and therefore, DEXYCU no longer qualifies for separate payment effective January 1, 2023, and is subject to packaged payment rates, which will significantly limit our ability to gain utilization and subsequent revenues. In addition, in anticipation of the Final Rule, as a result of CY 2023 OPPS/ASC Proposed Rule, the Company entered into the Termination Agreement with ImprimisRx on October 7, 2022, pursuant to which ImprimisRx and the Company agreed to terminate the Agreements effective December 31, 2022. Effective January 1, 2023, there is significantly reduced commercial support for DEXYCU.

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

We are liable for errors associated with our submission of pricing data. That liability could be significant. In addition to retroactive Medicaid rebates and the potential for issuing 340B program refunds, if we are found to have knowingly submitted false AMP, Best Price, or Non-FAMP information to the government, we may be liable for significant civil monetary penalties per item of false information. If we are found to have made a misrepresentation in the reporting of our ASP, the Medicare statute provides for significant civil monetary penalties for each misrepresentation for each day in which the misrepresentation was applied. Our failure to submit monthly/quarterly AMP and Best Brice data on a timely basis could result in a significant civil monetary penalty per day for each day the information is late beyond the due date. Such conduct also could be grounds for CMS to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. Significant civil monetary penalties also could apply to late submissions of Non-FAMP information. Civil monetary penalties could also be applied if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price or HRSA could terminate our agreement to participate in the 340B program, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. Moreover, under a final regulation effective January 13, 2021, HRSA newly established an ADR process that has jurisdiction over claims by covered entities that a manufacturer has engaged in overcharging. An ADR proceeding could subject us to onerous procedural requirements and could result in additional liability. In addition, claims submitted to federally-funded healthcare programs, such as Medicare and Medicaid, for drugs priced based on incorrect pricing data provided by a manufacturer can implicate the federal civil False Claims Act. Finally, civil monetary penalties could be due if we fail to offer discounts to beneficiaries under the Medicare Part D coverage gap discount program. Furthermore, under the refund program for discarded drugs, manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125 percent of the refund amount.

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

There has been heightened governmental scrutiny in the U.S. of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At both the federal and state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. One significant example of recent legislative action is the IRA, which was signed into law on August 16, 2022. The IRA contains a negotiation provision that requires the Secretary of Health and Human Services to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of high Medicare spend drugs and biologicals per year starting in 2026. Under the drug price negotiation program, a drug may not be subjected to a negotiated price until at least nine years post-approval, and a biologic may not be subjected to a negotiated price until at least 13 years post-licensure. The IRA limits the negotiation eligibility for the 2026, 2027 and 2028 program years and afford limited additional relief for “small biotech drugs” of certain small manufacturers which, among other things, represent a limited portion (as specified in the text) of Medicare program spending. The IRA also penalizes manufacturers of certain Medicare Part B and D drugs for price increases above inflation and makes several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and a change in manufacturer liability under the program. The complete impact from the IRA is unknown because negotiated prices will not apply for Part D drugs until 2026, and two years later for Part B drugs. In keeping with this timeline, and the recent passage, we cannot predict the implications the IRA provisions will have on our business.

Even though regulatory approvals for YUTIQ and DEXYCU have been obtained in the U.S., we will still face extensive FDA regulatory requirements and may face future regulatory difficulties.

Even though regulatory approvals for YUTIQ and DEXYCU have been obtained in the U.S., the FDA and state regulatory authorities may still impose significant restrictions on the indicated uses or marketing of YUTIQ and DEXYCU, or impose ongoing requirements for potentially costly post-approval studies or post-marketing surveillance. For example, as part of its approval of DEXYCU for the treatment of postoperative ocular inflammation, the FDA required under the Pediatric Research Equity Act (PREA), that a Phase 3/4 prospective, randomized, active treatment-controlled, parallel-design multicenter trial be conducted to evaluate the safety of DEXYCU for the treatment of inflammation following ocular surgery for childhood cataract. This pediatric study will likely require us to undergo a costly and time-consuming development process. If we do not meet our obligations under the PREA for this pediatric study, the FDA may issue a non-compliance letter and may also consider DEXYCU to be misbranded and subject to potential enforcement action.

We were advised by the FDA to show diligence and enroll at least one patient in the protocolled trial before submitting a new Deferral Extension Request.

We submitted a pediatric study protocol to the FDA as required. We have identified clinical sites and are continuing study start-up activities that have resulted in dosing of a first patient in January 2022. In February 2022, we requested a PREA Deferral Extension because of the unavoidable delays in this program due, among other things, to the Pandemic. The extension was granted by the FDA, extending the study deadline to June 30, 2025.

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
•
The Physician Payments Sunshine Act, implemented as the Open Payments program, and its implementing regulations, require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments made in the preceding calendar year and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. As of 2022, manufacturers must also report transfers of value made to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.

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

The occurrence of any event or penalty described above may inhibit our ability to commercialize YUTIQ in the U.S. and generate revenues, which would have a material adverse effect on our business, financial condition and results of operations.

If the market opportunities for our products and product candidates, including EYP-1901, are smaller than we believe they are, our results of operations may be adversely affected and our business may suffer.

We focus our research and product development primarily on treatments for eye diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our products and product candidates, such as our projections of the number of patients with wet AMD, NPDR and DME who may benefit from treatment with EYP-1901 if it is approved for use, are based on estimates. These estimates may prove to be incorrect and new studies or clinical trials may change the estimated incidence or prevalence of these diseases. The number of patients in the U.S. and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. For example, we are developing our leading product candidate, EYP-1901, for the treatment of wet AMD. Although we believe wet AMD is a common condition and a leading cause of vision loss for people age 50 and older, our estimates of the potential market opportunity for EYP-1901 may be incorrect.

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

The Affordable Care Act and any changes in healthcare laws may increase the difficulty and cost for us to commercialize our approved products in the U.S. and affect the prices we may obtain.

The U.S. and state governments have enacted and proposed legislative and regulatory changes affecting the healthcare system that could affect our ability to profitably sell our approved products, prevent or delay marketing of our other product candidates, and restrict or regulate post-approval activities. The U.S. and state governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription products.

For example, the Affordable Care Act was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of the Affordable Care Act that have been implemented since enactment and are of importance to the commercialization of our approved products in the U.S. are the following:

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

•
a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D (such manufacturer discounts were increased from 50% to 70% effective as of January 1, 2019 as required by the Bipartisan Budget Act of 2018) (the IRA sunsets the coverage gap discount program effective 2025);
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

Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to modify them or to alter their interpretation or implementation. For example, Congress eliminated, starting January 1, 2019, the tax penalty for not complying with the Affordable Care Act’s individual mandate to carry health insurance Further, the Bipartisan Budget Act of 2018, among other things, amended the Medicare statute to reduce the coverage gap in most Medicare drugs plans, commonly known as the “donut hole,” by raising the required manufacturer point-of-sale discount from 50% to 70% off the negotiated price effective as of January 1, 2019. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible. It is unclear how the Affordable Care Act and its implementation, as well as efforts to modify or invalidate the Affordable Care Act, or portions thereof or its implementation, will affect our business, financial condition and results of operations. It is possible that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures, including those that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our approved products in the U.S. or to continue to successfully commercialize in the U.S.

We also expect that the Affordable Care Act, as well as other healthcare reform measures that have been adopted and that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for our approved products in the U.S., and could seriously harm our future revenues. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenues, attain profitability or successfully commercialize our approved products in the U.S.

There has been increasing legislative, regulatory, and enforcement interest in the United States with respect to drug pricing and marketing practices. For example, in November 2020, the OIG issued a Special Fraud Alert to highlight certain inherent fraud and abuse risks associated with speaker fees, honorariums and expenses paid by pharmaceutical and medical device companies to healthcare professionals participating in company-sponsored events. The Special Fraud Alert sent a clear signal that speaker programs will be subject to potentially heightened enforcement scrutiny.

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

Many of our competitors and potential competitors for our leading product candidate, EYP-1901, and our commercialized products have substantially greater financial, technological, research and development, marketing and personnel resources than we do. Our competitors may succeed in developing alternate technologies and products that, in comparison to the products or product candidates we have and are seeking to develop:

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

DEXYCU is an intraocular suspension that delivers dexamethasone, a corticosteroid, which is associated with certain adverse side effects in the eye. The safety analyses from DEXYCU’s clinical trials revealed that the most commonly reported adverse reactions were increases in intraocular pressure (IOP), corneal edema and iritis, a type of uveitis affecting the front of the eye. These side effects may adversely affect sales of DEXYCU.

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

As of February 28, 2023, we had several patents and pending applications, including patents and pending applications covering our Durasert®, Verisome® and other technologies. With respect to these patent rights, we do not know whether any of our patent applications will result in issued patents or, if any of our patent applications do issue, whether such patents will protect our technology in whole or in part, or whether such patents will effectively prevent others from commercializing competitive technologies and products. There is no guarantee that any of our issued or granted patents will not later be found invalid or unenforceable. Furthermore, since patent applications in the U.S. and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications. For applications with an effective filing date before March 16, 2013, or patents issuing from such applications, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. As of March 16, 2013, the U.S. transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. The change to “first-to-file” from “first-to-invent” is one of the changes to the patent laws of the U.S. resulting from the AIA.

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

Further, the complexity and uncertainty of European patent laws have increased in recent years. In Europe, a new unitary patent system will likely be introduced by the end of 2023, which would significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

Our commercial success depends upon our ability, and the ability of our partners and collaborators, to develop, manufacture, market and sell our products and product candidates, if approved, and use our proprietary technologies without infringing the proprietary rights of third parties. Although our product candidates are in pre-clinical studies and clinical trials, we believe that the use of our product candidates in these pre-clinical studies and clinical trials falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the U.S., which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA. As our other product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. Accordingly, we may invest significant time and expense in the development of our product candidates only to be subject to significant delay and expensive and time-consuming patent litigation before our product candidates may be commercialized. There can be no assurance that our products or product candidates do not infringe other parties’ patents or other proprietary rights, and competitors or other parties may assert that we infringe their proprietary rights in any event.

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

ILUVIEN® is Alimera’s trademark. Retisert® and Vitrasert® are Bausch & Lomb’s trademarks.

RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES

The development and commercialization of our lead product candidate, EYP-1901, is dependent on intellectual property we license from Equinox Science and API supply of vorolanib. If we breach our agreement with Equinox Science, or the agreement is terminated, we could lose license rights that are material to our business.

Pursuant to our license agreement with Equinox, we acquired exclusive rights to patents, patent applications and know-how owned or controlled by Equinox relating to the compound vorolanib, a tyrosine kinase inhibitor. Our lead product candidate, EYP-1901, utilizes vorolanib in combination with our proprietary Durasert sustained release technology. At present, Betta, an affiliate of Equinox also provides us with the API supply of vorolanib to support our clinical trials. Our license agreement with Equinox imposes various development, regulatory, commercial, financial and other obligations on us. If we fail to comply with our obligations under the agreement with Equinox, or otherwise materially breach the agreement with Equinox, and fail to remedy such failure or cure such breach within 90 days, Equinox will have the right to terminate the agreement. If our agreement with Equinox is terminated by Equinox for our uncured material breach, we would lose our license and all rights to the use of vorolanib for EYP-1901. The loss of the license from Equinox would prevent us from developing and commercializing EYP-1901 and could subject us to claims of breach of contract and patent infringement from Equinox if any continued research, development, manufacture or commercialization of EYP-1901 is covered by the affected patents. Accordingly, the loss of our license from Equinox would materially harm our business.

The development of our lead product candidate, EYP-1901, is dependent on our supply of its active pharmaceutical ingredient (API) vorolanib, which we source from third-parties. If any manufacturer or partner we rely upon fails to supply vorolanib in the amounts we require on a timely basis, or fails to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may be unable to meet demand for our products and may lose potential revenues.

We currently source vorolanib, the API in EYP-1901 from Betta Pharmaceuticals and various raw materials and components for both EYP-1901 and its injector from third-party vendors. We are also working with a third party manufacturer to develop the process for manufacturing vorolanib and become the U.S. supplier of vorolanib for use in EYP-1901. We do not manufacture any of our supply of vorolanib, and we do not currently plan to develop any capacity to do so. Our dependence upon third parties for the manufacture of our vorolanib could adversely affect our profit margins or our ability to develop and deliver products on a timely and competitive basis. If for any reason we are unable to obtain or retain third-party manufacturers on commercially acceptable terms, we may not be able to sell EYP-1901 as planned. Furthermore, if we encounter delays or difficulties with manufacturers in producing vorolanib, the distribution, marketing and subsequent sales of EYP-1901 could be adversely affected. A long-term inability to meet demand for our products could result in impairment of our brands overall future and the carrying value of the assets associated with our brands. The recent COVID-19 pandemic has and may continue to create issues for our third party-manufacturers and introduce delays in our manufacturing process.

Due to the loss of pass-through related separate payment of DEXYCU as of January 1, 2023, we agreed to terminate our ongoing Commercial Alliance Agreement with ImprimisRx to co-promote DEXYCU, which could also have a material adverse effect on our business, financial condition and results of operations due to a reduction of cash flow associated with DEXYCU.

In August 2020, to complement and augment the efforts of our internal sales team for DEXYCU, we entered into a Commercial Alliance Agreement, effective as of August 1, 2020 and amended as of November 12, 2020 (the Commercial Alliance Agreement) with ImprimisRx for the sale of DEXYCU to its customers. On December 6, 2021, we entered into a letter agreement (the Letter Agreement) to expand the commercial alliance previously established by the parties pursuant to the Commercial Alliance Agreement. During the two-year term of the Letter Agreement, ImprimisRx assumed full responsibility for the sales and marketing of DEXYCU and absorbed the majority of our DEXYCU commercial organization. We continued to recognize net product revenue and maintain manufacturing and distribution responsibilities for DEXYCU along with non-sales related regulatory compliance responsibilities. We paid ImprimisRx a commission based on the net sales of DEXYCU in the U.S. and will retain control over all regulatory approvals and commercial rights for DEXYCU. The Letter Agreement was effective as of January 1, 2022 and was to continue through December 31, 2023, unless such term is amended by mutual agreement of the parties or terminated in accordance therewith.

The Letter Agreement provided that either party may terminate the Commercial Alliance Agreement upon 30 days’ prior written notice in the event DEXYCU ceases to have Medicare Part B “pass-through” payment status for a period of not less than six months. ImprimisRx had an additional right to terminate the Letter Agreement with 30 days’ written notice if (i) a proposed or final Hospital Outpatient Prospective Payment System (HOPPS) rule issued by CMS during calendar year 2022 did not contain an extension of the pass-through payment period for DEXYCU beyond December 31, 2022, and (ii) we had not otherwise waived any minimum sales for a respective quarterly period.

We entered into (the Termination Agreement) with ImprimisRx on October 7, 2022, pursuant to which we and ImprimisRx agreed (a) that ImprimisRx would continue to support the sales and marketing of DEXYCU through the fourth quarter of 2022, consistent with ImprimisRx’s level of effort during the January through June 2022 period, (b) decrease the required minimum quarterly sales levels based on DEXYCU unit demand for the fourth quarter of 2022, and (c) terminate the previously entered into Commercial Alliance Agreement, made effective as of August 1, 2020, as modified by the Agreements, effective January 1, 2023 due to the loss of pass-through related separate payment of DEXYCU. The December 2022 termination of our arrangement with ImprimisRx could have a material adverse effect on our business, financial condition, results of operations and induce a reduction of cash flow.

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

The FDA also may, at any time following approval of a product for sale, audit our manufacturing facilities. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulation occurs independent of such an inspection or audit, FDA may issue a Form FDA-483 and/or an untitled or warning letter, or we or the FDA may require remedial measures that may be costly and/or time consuming for us to implement and that may include the temporary or permanent suspension of commercial sales, recalls, market withdrawals, seizures or the temporary or permanent closure of a facility. For example, we received a Form FDA-483 at the conclusion of an FDA inspection in September 2021. Although we believe we have successfully addressed and responded to FDA concerning those observations, FDA has not yet determined whether our facility will remain classified as Official Action Indicated (OAI), which could lead to enforcement action or affect the approval of an application. As of the date of this filing, the FDA has not yet posted the September 2021 inspection in the FDA Inspections database. We are monitoring the database closely, as it is expected that the inspection should be posted soon. The FDA has cited issues related to the Pandemic as a reason for the delay in much of their inspection activity. Any such remedial measures imposed upon us could materially harm our business.

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

We are dependent on CROs, vendors and investigators for pre-clinical testing and clinical trials related to our product development programs, including for EYP-1901. These parties are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. If they do not timely fulfill their responsibilities or if their performance is inadequate, the development and commercialization of our product candidates could be delayed. The parties with which we contract for execution of clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Their failure to meet their obligations could adversely affect clinical development of our product candidates. In addition, if we or our CROs fail to comply with applicable current Good Clinical Practices (GCP), the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving any marketing applications. Upon inspection, the FDA may determine that our clinical trials did not comply with GCP.

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
•
the duration, scope and outcome of any governmental inquiries or investigations;
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

A small concentration of stockholders beneficially own 63% of our total outstanding common stock, which gives certain stockholders significant control over matters subject to stockholder approval, which would prevent new investors from influencing significant corporate decisions.

Franklin Resources, EW Healthcare, RA Capital Management, Suvretta Capital Management, Ocumension, and Adage Capital shareholders beneficially own an aggregate of over 63% of our outstanding shares of common stock, as of March 2, 2023. These stockholders have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, the concentration of voting power in these certain stockholders may: (i) delay, defer or prevent a change in control; (ii) entrench our management and Board; or (iii) delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire.

Two of the stockholders, EW Healthcare and Ocumension have agreed that, for so long as such investor owns a number of shares equal to at least 75% of the shares of common stock it owns as of December 31, 2020, at any meeting of our stockholders, however called, or at any adjournment thereof, or in any other circumstances in which EW Healthcare or Ocumension, as applicable, are entitled to vote, consent or give any other approval, except as otherwise agreed to in writing in advance by us, EW Healthcare and Ocumension shall (a) appear at each such meeting or otherwise cause the shares of our common stock owned by such investor or their respective affiliates to be counted as present thereat for purposes of calculating a quorum; and (b) vote (or cause to be voted), in person or by proxy, all such shares of our common stock that are beneficially owned by such investor or as to which such investor has, directly or indirectly, the right to vote or direct the voting, (i) in favor of any proposals recommended by our board of directors for approval; and (ii) against any proposals that our board of directors recommends our stockholders vote against; provided, however, that the foregoing does not apply to meetings or proposals that are inconsistent with the investor’s rights and obligations under certain agreements between the applicable investor and us.

In addition, each of EW Healthcare and Ocumension currently have the right to nominate one or more individuals to our board of directors. While the directors appointed by EW Healthcare and Ocumension are obligated to act in accordance with their fiduciary duties under Delaware law, they may have equity or other interests in EW Healthcare or Ocumension and, accordingly, their personal interests may be aligned with EW Healthcare’s or Ocumension’s interests, which may not always coincide with our corporate interests or the interests of our other stockholders. The directors are required to disclose any potential material conflicts of interest. EW Healthcare nominated Dr. Göran Ando as a director in 2018. The current Ocumension nominated director is Ye Liu.

Certain covenants related to our share purchase agreement with Ocumension may restrict our ability to obtain future financing and cause additional dilution for our stockholders.

On December 31, 2020 we entered into a Share Purchase Agreement (the Share Purchase Agreement) with Ocumension Therapeutics, incorporated in the Cayman Islands with limited liability (Ocumension), pursuant to which we offered and sold to the Ocumension 3,010,722 shares of our common stock at a purchase price of $5.2163 per share, which was the five-day volume weighted average price of our common stock as of the close of trading on December 29, 2020 (the Ocumension Transaction). Pursuant to the Share Purchase Agreement, for so long as Ocumension owns a number of shares of our common stock equal to at least 75% of the shares of our common stock it acquired at the closing of the Ocumension Transaction, Ocumension is entitled to participate in subsequent issuances of our equity securities in order to maintain its ownership percentage, subject to certain exceptions for, among other things, the issuance of equity awards pursuant to equity incentive plans, inducement awards and/or employee stock purchase plans and the issuance of shares of our common stock pursuant to “at-the-market” equity offering programs. Any participation rights granted to Ocumension in the Share Purchase Agreement would be effected via a separate private placement. These participation rights could severely impact our ability to engage investment bankers to structure a financing transaction and raise additional financing on favorable terms. Furthermore, negotiating and obtaining a waiver to these participation rights may either not be possible or may be costly to us. If Ocumension exercises its participation rights, our existing stockholders would be further diluted to the extent of the number of shares Ocumension acquires to maintain its ownership percentage.

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

•
managing the commercialization of YUTIQ;
•
identifying, recruiting, maintaining, motivating and integrating additional employees, including any research and development personnel engaged in our clinical trials for EYP-1901, as well as sales and marketing personnel engaged in connection with the commercialization of YUTIQ;
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

In addition, the CCPA establishes certain requirements for data use and sharing transparency, and provides California consumers (as defined in the law) certain rights concerning the use, disclosure, and retention of their personal data. In November 2020, California voters approved the California Privacy Rights Act (CPRA) ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (CPPA). The amendments introduced by the CPRA went into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations or limitations in areas affecting our business. For example, other states, including Virginia, Colorado, Utah, and Connecticut have enacted privacy laws similar to the CCPA that impose new obligations or limitations in areas affecting our business. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. The obligations to comply with the CCPA and evolving legislation may require us, among other things, to update our notices and develop new processes internally and with our partners. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act (FTC Act). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. With respect to privacy, the FTC also sets expectations that companies honor the privacy promises made to individuals about how the company handles consumers’ personal information; any failure to honor promises, such as the statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act. Enforcement by the FTC under the FTC Act can result in civil penalties or decades-long enforcement actions.

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

Outside the U.S., the legislative and regulatory landscape for privacy and data security continues to evolve. There has been increased attention to privacy and data security issues that could potentially affect our business, including the EU General Data Protection Regulation including as implemented in the UK, (collectively, GDPR), which imposes penalties for the most serious breaches of up to EUR 20 million or 4% of a noncompliant company’s annual global revenue, whichever is greater. The GDPR regulates the processing of personal data (including health data from clinical trials) and places certain obligations on the processing of personal data including ensuring the lawfulness of processing personal data (including obtaining valid consent of the individuals to whom the personal data relates, where applicable), the processing details disclosed to the individuals, the adequacy, relevance and necessity of the personal data collected, the retention of personal data, the sharing of personal data with third parties, the transfer of personal data out of the European Economic Area/UK to third countries including the U.S., contracting requirements (such as with clinical trial sites and vendors), the use of personal data in accordance with individual rights, the security of personal data and security breach/incident notifications. Data protection authorities from the different European Member States and the UK may interpret the GDPR and applicable related national laws differently and impose requirements additional to those provided in the GDPR and that sit alongside the GDPR, as set out under applicable local data protection law. In addition, guidance on implementation and compliance practices may be issued, updated or otherwise revised. Enforcement by European and UK regulators is generally active, and failure to comply with the GDPR or applicable Member State/UK local law may result in fines, amongst other things (such as notices requiring compliance within a certain timeframe). Further, the UK Government may amend/update UK data protection law, which may result in changes to our business operations and potentially incur commercial cost.

European/UK data protection laws, including the GDPR, generally restrict the transfer of personal data from the European Economic Area (EEA), including the EU, United Kingdom and Switzerland, to the U.S. and most other countries (except those deemed to be adequate by the European Commission/UK Secretary of State as applicable) unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. While previously U.S. companies could rely on self-certification to the EU-U.S. and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce as one of these safeguards to legitimize transfers from the EU and Switzerland to the U.S., this has been invalidated by the Court of Justice of the European Union (CJEU). The CJEU found that the Standard Contractual Clauses (SCCs), one of the primary safeguards for legitimizing data transfers, were valid in principle, but placed obligations on the parties entering into them including to verify whether an adequate level of protection is provided in the recipient jurisdiction, and whether additional measures are required to bring the level of protection in line with EU standards. Following this decision, the European Data Protection Board issued guidance on how organizations should approach international data transfers of GDPR-covered personal data, including the supplemental measures companies can adopt to help protect against overarching surveillance outside of the EU. In June 2021, the European Commission adopted a new set of SCCs aimed at enabling lawful transfers of personal data to non-adequate countries outside the EEA, the deadline for the adoption of which was December 27 2022. There are also recent developments regarding data transfers in the UK, which formally approved two mechanisms for transferring UK data overseas and that came into force on March 21, 2022: the International Data Transfer Agreement or the International Data Transfer Addendum to the SCCs. The UK Information Commissioner’s Office also issued guidance on how to approach undertaking risk assessments for transfers of UK data to non-adequate countries outside the UK.

A lack of valid transfer mechanisms for GDPR-covered data could increase exposure to enforcement actions as described above, and may affect our business operations and require commercial cost (including potentially limiting our ability to collaborate/work with certain third parties and/or requiring an increase in our data processing capabilities in the EU/UK). Further, the European/UK data protection laws (including laws on data transfers as set out above) may also be updated/revised, accompanied by new guidance and/or judicial/regulatory interpretations, which could entail further impacts on our compliance efforts and increased cost.

Additionally, other countries outside of Europe/UK have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The type of challenges we face in Europe/UK will likely also arise in other jurisdictions that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity.

In March 2022, the European Commission and the U.S. announced that they have agreed in principle on a new Trans-Atlantic Data Privacy Framework, as a successor arrangement to the EU-U.S. Privacy Shield. On December 13, 2022, the European Commission adopted a draft adequacy decision for the EU-U.S. Data Privacy Framework. This draft decision follows the signature of a U.S. Executive Order by President Biden on October 7, 2022, along with the regulations issued by the U.S. Attorney General Merrick Garland. These two instruments implemented into U.S. law the agreement in principle announced by President von der Leyen and President Biden in March 2022. The draft adequacy decision, which reflects the assessment by the European Commission of the U.S. legal framework has now been published and transmitted to the EDPB for its opinion. The draft decision concludes that the U.S. ensures an adequate level of protection for personal data transferred from the EU to U.S. companies. The two sides are now expected to finalize the details of this agreement in principle and translate it into legal texts that will form the basis of a draft adequacy decision to be proposed by the European Commission.

Furthermore, following the UK’s exit from the EU, the UK became a third country to the EU in terms of personal data transfers. The European Commission has adopted an Adequacy Decision concerning the level of personal data protection in the UK under which personal data may now flow freely from the EU to the UK. However, personal data transfers from the EU to the UK may nevertheless be at a greater risk than before because the Adequacy Decision may be suspended.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. We are headquartered in Watertown, Massachusetts, where we rent office, laboratory and manufacturing operations space. We entered into the original lease agreement on November 1, 2013, which included approximately 13,650 square feet of combined office and laboratory space for a term of five years, and was set to expire in April 2019. On May 17, 2018, we entered into an amendment to rent an additional 6,590 square feet of space and extend the term of the lease through May 31, 2025. We took occupancy of the additional space on September 10, 2018. On April 5, 2021, we further amended the lease by renting an additional 1,409 square feet of space and extending the term of the lease through May 31, 2025. We took occupancy of the additional space on July 1, 2021.

On March 8, 2022, we entered into an amendment (i) to extend the term of the lease to May 31, 2028 for 13,650 square feet of laboratory and manufacturing operations space; (ii) to rent an additional 11,999 square feet of office space through May 31, 2028, which commenced during the third quarter of 2022; and (iii) to terminate a portion of the lease comprising 7,999 square feet of office space in accordance with its existing contractual term on May 31, 2025. The amendment also reinstated our right to extend the lease for the space we occupy after May 31, 2025 for one additional period of five years. Rent for the extension period would be at the fair market rent for comparable space in comparable properties in the Watertown area.

On January 23, 2023, we entered into a lease agreement with V.E. Properties IX, LLC for a new standalone manufacturing facility, including office and lab space located at 600 Commerce Drive, Northbridge, Massachusetts. The new leased premises will consist of approximately 40,000 square feet. The lease includes a lease term of fifteen years and four months, with two options to extend the lease term for either five years or ten years at 95% of the then-prevailing fair market rent. The lease term will commence upon the substantial completion of construction to prepare the premises for our intended use, which is currently expected to occur during the second half of 2024. We have the option to extend the lease for one additional 5-year term.

We believe our leased facilities are adequate for our present and anticipated needs. Please refer to Note 9 to the Consolidated Financial Statements, included under Item 15, "Exhibits and Financial Statement Schedules," for further details.

ITEM 3. LEGAL PROCEEDINGS

We are subject to various routine legal proceedings and claims incidental to our business, which management believes will not have a material effect on our financial position, results of operations or cash flows.

U.S. Department of Justice Subpoena

We previously disclosed that in August 2022, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts seeking production of documents related to sales, marketing and promotional practices, including as pertain to DEXYCU®. We are cooperating fully with the government in connection with this matter. At this time, we are unable to predict the duration, scope or outcome of this matter or whether it could have a material impact on our financial condition, results of operation or cash flow.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the trading symbol “EYPT.” As of March 2, 2023, we had approximately 46 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Equity Compensation Plan Information

Information required by Item 5 of Form 10-K regarding our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Other than as previously disclosed in our Current Reports on Form 8-K or Quarterly Reports on Form 10-Q filed with the SEC, we did not issue any unregistered equity securities during the 12 months ended December 31, 2022.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our audited Consolidated Financial Statements and related Notes beginning on page F-1 of this Annual Report on Form 10-K. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of many important factors, including, but not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in this report.

The following Management’s Discussion and Analysis (MD&A) provides a narrative of our results of operations for the year ended December 31, 2022 and the comparable period ended December 31, 2021, respectively, and our financial position as of December 31, 2022 and 2021, respectively. The MD&A should be read together with our consolidated financial statements and related notes included on pages F-1 through F-33 of this Annual Report on Form 10-K.

Overview

We are a company committed to developing and commercializing innovative therapeutics to help improve the lives of patients with serious eye disorders. Our pipeline leverages our proprietary Durasert® technology for sustained intraocular drug delivery including EYP-1901, an investigational sustained delivery intravitreal anti-VEGF treatment currently in Phase 2 clinical trials for wet AMD, the leading cause of vision loss among people 50 years of age and older in the United States, and NPDR. We also have two commercial products: YUTIQ®, a once every three-year treatment for posterior segment uveitis, and DEXYCU®, a single dose treatment for postoperative inflammation following ocular surgery.

Fiscal 2022 Overview

The fiscal year ended December 31, 2022 was highlighted by the following events:

•
The ongoing Pandemic has had a material and adverse impact on the Company’s business pursuant to a reduction in physician office visits impacting YUTIQ, specifically in early 2022. The emergence of new variants of the coronavirus may continue to cause intermittent or prolonged periods of reduced patient services at our customers’ facilities, which may negatively affect customer demand. The future progression of the Pandemic and its effects on our business and operations are uncertain at this time. Although the U.S. government has announced its intention to terminate the public health crisis associated with the Pandemic as of May 2023, there remains uncertainty about the potential future impact of the Pandemic on the Company’s business. Depending on future developments that are uncertain and difficult to predict, including new information that may emerge concerning the Pandemic, our customer demand may be adversely affected in the future as well. During the Pandemic, our sales organization has continued to call on physician offices, though at a reduced frequency. There have been no disruptions to the supply chains for YUTIQ and DEXYCU during the Pandemic and we continue to produce finished product for commercial sale.
•
In March 2022, we entered into a loan agreement for senior secured credit facilities in the aggregate amount of $45 million with Silicon Valley Bank to replace our existing credit facility with CRG.
•
In May 2022, we entered into an Exclusive License Agreement (the Betta License Agreement) with Betta Pharmaceuticals Co., Ltd. (Betta). Under the Betta License Agreement, we granted to Betta an exclusive, sublicensable, royalty-bearing license to develop, use (but not make or have made), sell, offer for sale and import EYP-1901 in the field of ophthalmology (the Betta Field) in the Greater Area of China, including China, the Hong Kong Special Administrative Region, the Macau Special Administrative Region, and Taiwan (the Betta Territory). Under the terms of the Betta License Agreement, we retained all ophthalmic rights to EYP-1901 outside of the Betta Territory and to, among other things, conduct clinical trials on EYP-1901 in the Betta Field in the Betta Territory.
•
Concurrently with the execution of the Betta License Agreement, we entered into Amendment #1 (the First Amendment) to that certain Exclusive License Agreement, dated February 3, 2020, with Equinox Sciences, LLC (Equinox), regarding our exclusive, sublicensable, royalty-bearing right and license to certain patents and other Equinox intellectual property to research, develop, make, have made, use, sell, offer for sale and import the compound vorolanib and any pharmaceutical products comprising the compound for local delivery to the eye for the prevention or treatment of wet AMD, DR and RVO using our proprietary localized delivery technologies (the Original Field), in each case, throughout the world except China, Hong Kong, Taiwan and Macau. Pursuant to the First Amendment, the Original Field was expanded to cover the prevention or treatment of all ophthalmology indications, using our proprietary localized delivery technologies.
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
•
In July 2022, we announced the appointment of Karen Zaderej to our Board of Directors. Ms. Zaderej is currently the President, Chief Executive Officer, and Chair of the Board at AxoGen Corporation, and brings more than 35 years of biopharmaceutical and medical device experience to the role.
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
•
In October 2022, we entered into a Mutual Termination Agreement (the Termination Agreement) with ImprimisRx, pursuant to which we and ImprimisRx agreed (a) that ImprimisRx would continue to support the sales and marketing of DEXYCU through the fourth quarter of 2022, consistent with ImprimisRx’s level of effort during the January through June 2022 period, (b) decrease the required minimum quarterly sales levels based on DEXYCU unit demand for the fourth quarter of 2022, and (c) terminate the previously entered into Commercial Alliance Agreement, made effective as of August 1, 2020, as modified by the Letter Agreement dated November 12, 2020 and the Letter Agreement dated December 6, 2021, effective January 1, 2023 due to the loss of pass-through related separate payment of DEXYCU.
•
In November 2022, CMS announced in the Final Rule it would not provide further extension of pass-through related separate payment for certain drugs, including DEXYCU. DEXYCU lost eligibility for pass-through related separate payment on December 31, 2022, and effective January 1, 2023, payment is instead packaged into reimbursement for the underlying procedure. The loss of pass-through status will have a material negative impact to DEXYCU revenue and the value of the net intangible asset related to DEXYCU.
•
In January 2023, we announced that Jay S. Duker, M.D., who has served as the company’s Chief Operating Officer (COO) since November 2021, has been promoted to the additional role of President. In addition to continuing to oversee his duties as COO, in his expanded role, Dr. Duker will also oversee regulatory affairs.

R&D Highlights

•
In January 2022, we announced that we completed a positive Type C meeting with the U.S. Food and Drug Administration (FDA) and expect to initiate a Phase 2 trial of EYP-1901 for wet AMD in Q3 2022 and in NPDR in the second half of 2022 with initial top-line data for the wet AMD trial anticipated in the second half of 2023.
•
In February 2022, we announced updated positive interim safety and efficacy data from the ongoing Phase 1 DAVIO clinical trial evaluating EYP-1901 for the treatment of wet AMD. We presented eight-month data from the DAVIO Phase 1 clinical trial of EYP-1901 for wet AMD at the Angiogenesis, Exudation, and Degeneration 2022 virtual meeting. The data showed no dose limiting toxicities, no reports of ocular serious adverse events (SAEs) and no drug-related systemic SAEs, consistent with the six-month data presented in November 2021. The DAVIO data has also shown that following a single dose of EYP-1901, 53% and 41% of patients did not require a supplemental anti-VEGF treatment up to six and nine months, respectively. The treatment burden was reduced by 79% and 75% at six months and eight months respectively compared to prior to dosing with EYP-1901. Additionally, the eight-month data confirmed continued stable and sustained best corrected visual acuity (BCVA) (-3.0 ETDRS letters) and central subfield thickness (CST) on optical coherence tomography (OCT) (+13 μm).
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
•
In July 2022, we announced positive 12-month safety and efficacy data from the DAVIO Phase 1 clinical trial evaluating EYP-1901 for the treatment of wet AMD. The final twelve-month data presented from the Phase 1 DAVIO clinical trial showed no reports of ocular SAEs or drug-related systemic SAEs. There were no reported events of vitreous floaters, endophthalmitis, retinal detachment, implant migration in the anterior chamber, retinal vasculitis, posterior segment inflammation, or retinal vascular occlusive events. Additionally, updated data from the twelve-month follow-up confirm stable BCVA (-4.12 ETDRS letters), CST/OCT (-2.76 μm), and an expected late increase in supplemental anti-VEGF therapy given the insert's expected drug depletion, with 53% supplement free up to six months and 35% of eyes supplement free up to twelve months. Additionally, there was positive treatment burden reduction of 75% at six months and 73% at twelve months.

•
In July 2022, we announced that the first patient was dosed in the Phase 2 DAVIO2 clinical trial of EYP-1901 for the potential treatment of wet AMD. The twelve-month, randomized, controlled DAVIO2 trial is expected to enroll approximately 144 patients previously treated with a standard-of-care anti-VEGF therapy, and top-line data is expected in the fourth quarter of 2023.
•
In September 2022, we announced that the first patient was dosed in the Phase 2 PAVIA clinical trial of EYP-1901 for the potential treatment of NPDR. The twelve-month, randomized, controlled PAVIA trial is expected to enroll approximately 105 patients randomly assigned to one of two doses of EYP-1901 (approximately 2 mg or 3 mg), or to the control group receiving a sham injection.

Recent Developments

•
Customer demand for YUTIQ in Q4, represented as units purchased by physicians from our distributors, was up 11% over Q3, driven by underlying growth.
•
Customer demand for DEXYCU in Q4, represented as units purchased by ambulatory surgical centers, was down 70% compared to Q3, driven by loss of pass-through coverage by CMS.
•
In January 2023, we entered into a lease agreement to design and construct a 40,000-square-foot manufacturing facility in Northbridge, Massachusetts to support the global manufacturing of programs, including EYP-1901 and YUTIQ.
•
In February 2023, we entered into a research collaboration with Rallybio to evaluate sustained delivery of their inhibitor of complement component 5 (C5) using EyePoint’s proprietary Durasert technology for sustained intraocular drug delivery. The initial focus will be on geographic atrophy, an advanced form of age-related macular degeneration that leads to irreversible vision loss.

Summary of Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, (U.S. GAAP). The preparation of these financial statements requires that we make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience, anticipated results and trends and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. By their nature, these estimates, judgments and assumptions are subject to an inherent degree of uncertainty, and management evaluates them on an ongoing basis for changes in facts and circumstances. Changes in estimates are recorded in the period in which they become known. Actual results may differ from our estimates under different assumptions or conditions.

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

Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, Revenue from Contracts with Customers (ASC 606), we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determines those that are performance obligations and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

Product sales, net — We sell YUTIQ and DEXYCU to a limited number of specialty distributors and specialty pharmacies (collectively the Distributors) in the U.S., with whom we have entered into formal agreements, for delivery to physician practices for YUTIQ and to hospital outpatient departments and ambulatory surgical centers (ASCs) for DEXYCU. We recognize revenue on sales of our products when Distributors obtain control of the products, which occurs at a point in time, typically upon delivery. In addition to agreements with Distributors, we also enter into arrangements with healthcare providers, ASCs, and payors that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to their purchase of our products from Distributors.

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

Government rebates — We are subject to discount obligations under state Medicaid programs and Medicare. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the consolidated balance sheets. Our liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period.

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

Product returns — We generally offer a limited right of return based on our returned goods policy, which includes damaged product and remaining shelf life. We estimate the amount of our product sales that may be returned and record this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as reductions to trade receivables, net on the consolidated balance sheets.

License and collaboration agreement revenue — We analyze each element of our license and collaboration arrangements to determine the appropriate revenue recognition. The terms of the license agreement may include payment to us of non-refundable upfront license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. We recognize revenue from upfront payments at a point in time, typically upon fulfilling the delivery of the associated intellectual property to the customer.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, we do not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less. None of our contracts contained a significant financing component as of December 31, 2022.

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

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue on the accompanying consolidated balance sheets. Amounts not expected to be recognized within one year following the balance sheet date are classified as non-current deferred revenue.

Please refer to Note 3 for further details on the license and collaboration agreements into which we have entered and corresponding amounts of revenue recognized for the years ended December 31, 2022 and 2021.

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

Valuation of Intangible Assets

Our finite-lived intangible asset consisted of the DEXYCU product (utilizing the Verisome technology) following the March 2018 acquisition of Icon. The DEXYCU intangible asset was being amortized on a straight-line basis over its estimated useful life of 13 years. The intangible asset life was determined based on the anticipated period that we would derive future cash flows from the intangible asset, considering the effects of legal, regulatory, contractual, competitive and other economic factors. We continually monitor whether events or circumstances have occurred that indicate that the remaining estimated useful life of our intangible asset may warrant revision. We assess potential impairments to our intangible asset when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the future undiscounted net cash flows expected to result from the use of an asset are less than its carrying value. If we consider an asset to be impaired, the impairment charge to be recognized is measured as the amount by which the carrying value of the asset exceeds its estimated fair value. In connection with a change in CMS reimbursement rules on November 1, 2022, we determined that the DEXYCU intangible asset was not recoverable and recorded a $20.7 million impairment charge in the fourth quarter of fiscal 2022, related to the acquired technology in connection with the acquisition of DEXYCU, and was included in amortization and impairment of acquired intangible assets in our statement of comprehensive loss. The aggregate amount of the intangible assets related to DEXYCU was zero as of December 31, 2022 (see Note 6).

Results of Operations

Years Ended December 31, 2022 and 2021 (in thousands except percentages)

	Year Ended December 31,		Change
	2022	2021	Amounts	%

Revenues:
Product sales, net	$39,905	$35,312	$4,593	13%
License and collaboration agreements	362	756	(394)	-52%
Royalty income	1,137	871	266	31%
Total revenues	41,404	36,939	4,465	12%
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	8,326	8,177	149	2%
Research and development	49,642	28,500	21,142	74%
Sales and marketing	25,507	27,503	(1,996)	-7%
General and administrative	34,817	25,575	9,242	36%
Impairment of acquired intangible assets	20,699	—	20,699	100%
Amortization of acquired intangible assets	2,050	2,460	(410)	-17%
Total operating expenses	141,041	92,215	48,826	53%
Loss from operations	(99,637)	(55,276)	(44,361)	80%
Other income (expense):
Interest and other income, net	2,131	292	1,839	630%
Interest expense	(3,189)	(5,498)	2,309	-42%
Gain (loss) on extinguishment of debt	(1,559)	2,065	(3,624)	-175%
Total other income (expense), net	(2,617)	(3,141)	524	-17%
Net loss	$(102,254)	$(58,417)	$(43,837)	75%

Product Sales, net

Product sales, net represents the gross sales of YUTIQ and DEXYCU less provisions for product sales allowances. Product sales, net increased by $4.6 million to $39.9 million for 2022 compared to $35.3 million in the prior year. The increase was driven by a return of customer demand for both products as patient procedures at physician offices and ambulatory service centers resumed due to facility closures driven by the Pandemic. Customer demand has a direct impact on product orders from our specialty distributors that we record as net product sales. Net product revenue represents product purchased by our distributors whereas customer demand represents purchases of product by physician practices and ASCs from our distributors. The progression of the Pandemic and its effects on our business and operations remain uncertain at this time. Depending on the future developments that are uncertain and difficult to predict, including new information that may emerge concerning the Pandemic, our customer demand may be adversely affected in the future as well.

License and collaboration agreement

License and collaboration agreement revenues decreased by $394,000, or 52%, to $362,000 in 2022 compared to $756,000 in 2021. The decrease was primarily due to the reduction of revenue from Ocumension for technical assistance by $352,000 in the current year period.

Royalty Income

Royalty income increased by $266,000, or 31%, to $1.1 million in 2022 compared to $871,000 in 2021. The increase was attributable to Ocumension Royalties of $269,000 in 2022. There were no Ocumension royalties in 2021.

Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Cost of sales, excluding amortization of acquired intangible assets, increased by $149,000 to $8.3 million for fiscal 2022 from $8.2 million in the prior year. This increase was primarily attributable to a $758,000 increase in YUTIQ product cost related to higher U.S. sales, a $419,000 increase in YUTIQ product cost related to Ocumension sales, a $200,000 increase in DEXYCU inventory reserves related to the loss of passthrough coverage, partially offset by a $1.2 million decrease in DEXYCU product cost and royalties from lower volumes related to the loss of passthrough coverage.

Research and Development

Research and development expenses increased by $21.1 million, or 74%, to $49.6 million for 2022 from $28.5 million for the same period in the prior year. This increase was attributable primarily to (i) $10.0 million of personnel related costs for investment in new employees across the research and clinical organizations, including $3.8 million of stock-based compensation, and (ii) $8.5 million in increased clinical costs, primarily related to the completion of our EYP-1901 Phase 1 DAVIO clinical trial and initiation of Phase 2 DAVIO2 and PAVIA clinical trials, (iii) $1.8 million of increased facilities cost associated with laboratory and personnel expansion, and (iv) $782,000 of other research and development activities.

Sales and Marketing

Sales and marketing expenses decreased by $2.0 million, or 7%, to $25.5 million for 2022 from $27.5 million in the prior year. This decrease was primarily attributable to lower DEXYCU promotional activities related to the transition to our commercial partner, ImprimisRx, including (i) a $1.7 million decrease in DEXYCU marketing expense, and (ii) a $835,000 decrease in DEXYCU personnel expense. These decreases were partially offset by (i) a $551,000 increase in commission due to our commercial partner for higher DEXYCU sales, and (ii) a $29,000 increase in other expenses.

General and Administrative

General and administrative expenses increased by $9.2 million, or 36%, to $34.8 million for 2022 from $25.6 million for the prior year. This increase was attributable primarily to (i) $7.0 million in personnel expense, including $2.4 million of stock-based compensation, for organizational expansion across Executive, Finance, Corporate Development, HR, and IT functions, (ii) $2.0 million in consulting, legal, and other professional services, and (iii) $443,000 in facilities and IT expenses. These increases were partially offset by a $232,000 decrease in other expenses.

Amortization and Impairment of Acquired Intangible Assets

Amortization and impairment of acquired intangible assets increased by $20.3 million for 2022 from $2.5 million for the prior year. This amount was attributable to the impairment of the DEXYCU product intangible asset that resulted from impairment test related to the termination of pass-through payment by CMS on November 1, 2022 (see Note 6).

Interest (Expense) Income

Interest expense totaled $3.2 million for 2022. We incurred lower interest expense due to the conversion of debt from the CRG Loan to the SVB Loan, which carries a lower interest rate. Interest expense in 2021 was $5.5 million.

Interest income from investments in marketable securities and institutional money market funds increased to $2.1 million for fiscal 2022 compared to $292,000 in the prior year, due primarily to higher cash balances invested in marketable securities in the current year.

Gain on Extinguishment of Debt

Loss on extinguishment of debt in 2022 was for the early repayment of the CRG Loan resulting in a $1.6 million non-cash write-off of the remaining balance of unamortized debt discount.

Gain on extinguishment of debt in 2021 was for forgiveness by the SBA of our PPP Loan, which consisted of approximately (i) $2.0 million of principal and (ii) $24,000 of interest.

Recently Adopted and Recently Issued Accounting Pronouncements

For a full discussion of recently adopted and recently issued accounting pronouncements, see Note 2, "Significant Accounting Policies" to the Consolidated Financial Statements included under Item 15, "Exhibits and Financial Statement Schedules."

Liquidity and Capital Resources

We have had a history of operating losses and an absence of significant recurring cash inflows from revenue, and at December 31, 2022 we had a total accumulated deficit of $671.3 million. Our operations have been financed primarily from sales of our equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from collaboration partners. In the first quarter of 2019, we commenced the U.S. launch of our first two commercial products, YUTIQ and DEXYCU. However, we have not received sufficient revenues from our product sales to fund operations and we do not expect revenues from our product sales to generate sufficient funding to sustain our operations in the near-term. In January 2023, we entered into a lease agreement to design and construct a manufacturing facility in Northbridge, Massachusetts to support global manufacturing programs, including EYP-1901 and YUTIQ. The agreement requires only a modest financial upfront requirement, as rent obligations do not begin until we occupy the facility in the second half of 2024.

Financing Activities

Our operations for fiscal 2022 were financed primarily from $211.6 million of cash and cash equivalents as of December 31, 2021. During 2022, we did not sell any shares of our common stock under the at-the-market facility but the program remains available for use.

On March 9, 2022 (the SVB Closing Date), we entered into a loan and security agreement (the SVB Loan Agreement) with Silicon Valley Bank (SVB) providing for (i) a senior secured term loan facility of $30.0 million (the Term Facility) and (ii) a senior secured revolving credit facility of up to $15.0 million (the Revolving Facility and together with the Term Facility, the Credit Facilities). The maximum amount available for borrowing at any time under the Revolving Facility is limited to a borrowing base valuation of our eligible accounts receivable. On the SVB Closing Date, $30.0 million of the Term Facility and $11.5 million of the Revolving Facility, were advanced, to pay off the CRG Loan, including the accrued interest through that date. We utilized the proceeds from the Credit Facilities, together with cash on hand, for the repayment in full of all outstanding obligations under our term loan agreement with CRG Servicing LLC.

The loans under the Credit Facilities are due and payable on January 1, 2027 (the SVB Maturity Date). The Credit Facilities bear interest that is payable monthly in arrears at a per annum rate (subject to increase during an event of default) equal to (i) with respect to the Term Facility, the greater of (x) the Wall Street Journal prime rate plus 2.25% and (y) 5.50% and (ii) with respect to the Revolving Facility, the Wall Street Journal Prime Rate. An unused commitment fee of 0.25% per annum applies to unutilized borrowing capacity under the Revolving Facility. Commencing on February 1, 2024, we are required to repay the principal of the Term Facility in 36 consecutive equal monthly installments. At maturity or if earlier prepaid, we will also be required to pay an exit fee equal to 2.00% of the aggregate principal amount of the Term Facility.

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

The SVB Loan Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on our and our subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, enter into affiliate transactions and change our line of business, in each case, subject to certain exceptions. On March 7, 2023, the Company and SVB entered into an amendment to the SVB Loan Agreement, modifying the quarterly financial covenants of the agreement. Pursuant to the amendment, commencing upon December 31, 2022, the Company is required to maintain, at all times, unrestricted and unencumbered cash and cash equivalents in an amount equal to the greater of (i) $50,000,000 and (ii) the Company’s six-month Cash Burn (as defined in the SVB Loan Agreement).

Future Funding Requirements

At December 31, 2022, we had cash, cash equivalents, and investments in marketable securities of $144.6 million. We expect that our cash, cash equivalents, results from investments in marketable securities and anticipated net cash inflows from product sales will fund our operating plan into the second half of 2024, under current expectations regarding the timing and outcomes of our Phase 2 clinical trials for EYP-1901. Due to the difficulty and uncertainty associated with the design and implementation of clinical trials, we will continue to assess our cash and cash equivalents, results from investments in marketable securities and future funding requirements. However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations.

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

The amount of additional capital we will require will be influenced by many factors, including, but not limited to:

1.
the potential for EYP-1901, as a sustained delivery intravitreal anti-VEGF treatment for wet AMD, NPDR, and DME
2.
our expectations regarding the timing and clinical development of our product candidates, including EYP-1901;
3.
the duration, scope and outcome of the DOJ Investigation and its impact on our financial condition, results of operations or cash flows;
4.
our ability to sustain and enhance an effective commercial infrastructure and enter into and maintain commercial agreements for the commercialization of YUTIQ;
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
9.
the effectiveness of current and future license and collaboration agreements, including our agreements with Ocumension Therapeutics (Ocumension), Equinox Science, LLC (Equinox), and Betta Pharmaceuticals Co., LTD. (Betta);
10.
whether and when we are able to enter into strategic arrangements for our products or product candidates and the nature of those arrangements;
11.
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims;
12.
changes in our operating plan, resulting in increases or decreases in our need for capital;
13.
our views on the availability, timing and desirability of raising capital; and

14.
the extent to which our business could be adversely impacted by the effects of the Pandemic or by other pandemics, epidemics or outbreaks.

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

Our consolidated statements of historical cash flows are summarized as follows (in thousands):

	Year Ended
	December 31,
	2022	2021	Change
Cash flows from operating activities:
Net loss	$(102,254)	$(58,417)	$(43,837)
Changes in operating assets and liabilities	(3,023)	$(1,739)	$(1,284)
Other adjustments to reconcile net loss to cash flows from operating activities:	$40,272	10,059	30,213
Net cash used in operating activities	$(65,005)	$(50,097)	$(14,908)
Net cash used in investing activities	(17,265)	(33,121)	15,856
Net cash (used in) provided by financing activities	(690)	216,902	(217,592)

Operating cash outflows for the year ended December 31, 2022 totaled $65.0 million, primarily due to our net loss of $102.3 million, reduced by $40.3 million of non-cash expenses, which included $20.7 million of impairment of the DEXYCU finite-lived intangible asset, $14.2 million of stock-based compensation, $2.1 million of amortization of intangible assets, $1.9 million of provision for excess and obsolete inventory, $1.6 million of loss on extinguishment of debt, partially offset by $162,000 of other non-cash gains. This was partially offset by increases of $3.0 million in changes in operating assets and liabilities, primarily in accounts receivable and other current assets.

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

Net cash used in investing activities for the year ended December 31, 2022 consisted of $15.1 million of net cash used to purchase marketable securities, as well as $2.2 million for the purchase of property and equipment. Net cash used in investing activities for the year ended December 31, 2021 consisted of the purchase of $33.0 million of marketable securities, and purchases of property and equipment of $155,000.

Net cash used in financing activities for fiscal 2022 totaled $690,000 and consisted of the following:

(i)
$38.2 million used to pay off the CRG loan;
(ii)
$2.3 million used to extinguish debt costs related to the CRG loan;
(iii)
$30.0 million of proceeds from the issuance for long-term debt related to the SVB loan; and
(iv)
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving its desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(a)
Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The term "internal control over financial reporting," as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, means a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

(1)
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and
(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Management recognizes that all internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on this assessment, our management concluded that, as of such date, our internal control over financial reporting was effective based on those criteria.

(b)
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the last quarter of the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 7, 2023, the Company and SVB entered into an amendment to the SVB Loan Agreement, modifying the quarterly financial covenants of the agreement. Pursuant to the amendment, commencing upon December 31, 2022, the Company is required to maintain, at all times, unrestricted and unencumbered cash and cash equivalents in an amount equal to the greater of (i) $50,000,000 and (ii) the Company’s six-month Cash Burn (as defined in the SVB Loan Agreement). There were no other material changes to the SVB Loan Agreement. The foregoing description of the amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the amendment, which is filed as Exhibit 10.41 to this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2023 annual meeting of stockholders, pursuant to Regulation 14A of the Exchange Act of 1934, also referred to in this Annual Report on Form 10-K as our 2023 Proxy Statement, which we expect to file with the SEC no later than May 1, 2023.

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

Other Information

The other information required to be disclosed in Item 10 is hereby incorporated by reference to our 2023 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be disclosed in Item 11 is hereby incorporated by reference to our 2023 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed in Item 12 is hereby incorporated by reference to our 2023 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed in Item 13 is hereby incorporated by reference to our 2023 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be disclosed in Item 14 is hereby incorporated by reference to our 2023 Proxy Statement.

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

(a)(3) Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

	Articles of Incorporation and By-Laws

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1

3.2	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	10-K	09/13/17	3.2

3.3	Certificate of Correction to Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	8-K	04/02/18	3.1

3.4	Certificate of Amendment of Certificate of Incorporation, as amended of EyePoint Pharmaceuticals, Inc.	8-K	06/27/18	3.1

3.5	By-Laws of EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	3.5

3.6	Amendment No. 1 to the By-Laws of EyePoint Pharmaceuticals, Inc.	8-K	11/06/18	3.1

3.7	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/23/20	3.1

3.8	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	12/08/20	3.1

	Instruments Defining the Rights of Security Holders

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1

4.2	Warrant to Purchase Common Stock of pSivida Corp., issued March 28, 2018, to SWK Funding, LLC	8-K	03/29/18	4.1

4.3	Registration Rights Agreement, dated as of March 28, 2018, by and among pSivida Corp. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P.	8-K	03/29/18	10.3

4.4	Second Registration Rights Agreement, dated as of June 25, 2018, by and among EyePoint Pharmaceuticals, Inc. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P. and each other person identified on the signature pages thereto	8-K	06/27/18	10.1

4.5(a)	Description of Securities of EyePoint Pharmaceuticals, Inc.

4.6	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	11/19/21	4.1

	Material Contracts - Management Contracts and Compensatory Plans

10.1	2008 Equity Incentive Plan, as amended on November 19, 2009	10-K	09/10/15	10.6

10.2+	Form of Stock Option Certificate for grants to executive officers under the pSivida Corp. 2008 Incentive Plan	8-K	09/10/08	10.1

10.3	pSivida Corp. 2016 Long Term Incentive Plan, as amended	10-Q	02/09/17	4.1

10.4+	Form of Restricted Stock Unit Award for grants to executive officers under the pSivida Corp. 2016 Long Term Incentive Plan, as amended	10-K	09/13/17	10.18

10.5+	Form of Performance-Based Stock Unit Award for grants under the pSivida Corp. 2016 Long Term Incentive Plan, as amended	10-K	09/13/17	10.19

10.6	EyePoint Pharmaceuticals, Inc. Amended and Restated 2016 Long Term Incentive Plan, as amended	8-K	11/14/22	10.1

10.7+	Form of Stock Option Certificate for grants to executive officers under the EyePoint Pharmaceuticals, Inc. 2016 Long Term Incentive Plan, as amended	10-Q	02/08/18	10.1

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.
10.8+	Form of Deferred Stock Unit Award for grants to non-executive directors under the EyePoint Pharmaceuticals, Inc. 2016 Long Term Incentive Plan, as amended	10-Q	02/08/18	10.2

10.9+	Form of Stock Option Award Agreement for Inducement grants to executive officers under the EyePoint Pharmaceuticals, Inc. Amended and Restated 2016 Long Term Incentive Plan	10-K	09/18/18	10.15

10.10	EyePoint Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan, as amended	8-K	06/24/21	10.2

10.11	Employment Agreement between pSivida Corp. and Nancy Lurker, dated September 15, 2016	10-Q	11/08/16	10.1

10.12	First Amendment to Employment Letter Agreement, dated January 3, 2023, by and between EyePoint Pharmaceuticals, Inc. and Nancy Lurker	8-K	01/06/23	10.2

10.13	Nonstatutory Stock Option Inducement Award granted to Nancy Lurker, subject to shareholder approval, with effect from September 15, 2016	10-Q	11/08/16	10.3

10.14(a)	Amended and Restated Employment Agreement, dated January 3, 2023, by and between EyePoint Pharmaceuticals, Inc. and Dario Paggiarino

10.15	Employment Agreement, effective November 1, 2021, between EyePoint Pharmaceuticals, Inc. and Jay S. Duker, M.D.	8-K	11/01/21	10.1

10.16	First Amendment to Employment Agreement, dated January 3, 2023, by and between EyePoint Pharmaceuticals, Inc. and Jay S. Duker	8-K	01/06/23	10.1

10.17	Amended and Restated Employment Agreement, dated January 3, 2023, by and between EyePoint Pharmaceuticals, Inc. and George O. Elston	8-K	01/06/23	10.3

10.18	Amended and Restated Employment Agreement, dated January 3, 2023, by and between EyePoint Pharmaceuticals, Inc. and Scott Jones	8-K	01/06/23	10.4

10.19(a)	Amended and Restated Employment Agreement, dated January 3, 2023, by and between EyePoint Pharmaceuticals, Inc. and Michael C. Pine

10.20(a)	Form of Indemnification Agreement between EyePoint Pharmaceuticals, Inc. and its officers and directors

	Material Contracts - Leases

10.21	Lease Agreement between pSivida Corp. and Farley White Aetna Mills, LLC dated November 1, 2013	10-Q	11/13/13	10.1

10.22	First Amendment of Lease, dated February 6, 2014, between Farley White Aetna Mills and pSivida Corp.	10-K	09/18/18	10.24

10.23	Second Amendment of Lease, dated May 17, 2018, between Whetstone Riverworks Holdings, LLC and EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	10.25

10.24	Third Amendment to Lease, dated April 5, 2021, between GRE Riverworks, LLC and EyePoint Pharmaceuticals, Inc.	10-Q	05/05/21	10.1

10.25	Fourth Amendment to Lease, dated March 8, 2022, between GRE Riverworks, LLC and EyePoint Pharmaceuticals, Inc.	10-K	03/14/22	10.28

10.26#(a)	Lease Agreement, dated January 23, 2023, between V.E. Properties IX, LLC and EyePoint Pharmaceuticals, Inc.

	Material Contracts - License and Collaboration Agreements

10.27#	Exclusive License Agreement between EyePoint Pharmaceuticals, Inc. and Equinox Science, LLC	10-K	03/16/20	10.32

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.
10.28	Amendment #1 to Exclusive License Agreement, dated May 2, 2022, by and between EyePoint Pharmaceuticals, Inc. and Equinox Sciences, LLC	10-Q	08/05/22	10.1

10.29#	Exclusive License Agreement, dated May 2, 2022, by and between EyePoint Pharmaceuticals, Inc. and Betta Pharmaceuticals, Co., Ltd.	10-Q	08/05/22	10.2

	Material Contracts - Other Agreements

10.30	Securities Purchase Agreement, dated as of March 28, 2018, by and among pSivida Corp. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P.	8-K	03/29/18	10.1

10.31	Second Securities Purchase Agreement, dated as of March 28, 2018, by and among pSivida Corp. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P. and each other person identified on the signature pages thereto	8-K	03/29/18	10.2

10.32	Agreement and Plan of Merger, dated March 28, 2018, by and among pSivida Corp., Oculus Merger Sub, Inc., Icon Bioscience, Inc. and Shareholder Representative Services LLC	8-K	03/29/18	10.5

10.33	Controlled Equity OfferingSM Sales Agreement, dated August 5, 2020, by and between EyePoint Pharmaceuticals, Inc. and Cantor Fitzgerald & Co.	8-K	08/05/20	1.1

10.34	Share Purchase Agreement, dated December 31, 2020, by and between EyePoint Pharmaceuticals, Inc. and Ocumension Therapeutics.	8-K	01/04/21	10.1

10.35	Voting and Investor Rights Agreement, dated December 31, 2020, by and among EyePoint Pharmaceuticals, Inc., Ocumension Therapeutics, and EW Healthcare Partners, L.P. and EW Healthcare Partners-A,L.P.	8-K	01/04/21	10.2

10.36	First Amendment to Share Purchase Agreement, dated February 1, 2021, by and between EyePoint Pharmaceuticals, Inc. and Ocumension Therapeutics	8-K	02/03/21	10.1

10.37	Royalty Purchase Agreement, dated December 17, 2020, by and between EyePoint Pharmaceuticals, Inc. and SWK Funding, LLC	10-K	03/12/21	10.36

10.38#	Loan and Security Agreement, dated March 9, 2022, among EyePoint Pharmaceuticals, Inc., EyePoint Pharmaceuticals US, Inc., Icon Bioscience, Inc. and Silicon Valley Bank	10-K	03/14/22	10.46

10.39#	First Amendment to Loan and Security Agreement, dated June 2, 2022, by and among EyePoint Pharmaceuticals, Inc., EyePoint Pharmaceuticals US, Inc., Icon Bioscience, Inc. and Silicon Valley Bank	10-Q	08/05/22	10.3

10.40(a)	Second Amendment to Loan and Security Agreement, dated December 6, 2022, by and among EyePoint Pharmaceuticals, Inc., EyePoint Pharmaceuticals US, Inc., Icon Bioscience, Inc. and Silicon Valley Bank

10.41#(a)	Third Amendment to Loan and Security Agreement, dated March 7, 2023, by and among EyePoint Pharmaceuticals, Inc., EyePoint Pharmaceuticals US, Inc., Icon Bioscience, Inc. and Silicon Valley Bank

10.42#(a)	Mutual Termination of the Commercial Alliance Agreement, dated October 7, 2022, between EyePoint Pharmaceuticals, Inc. and ImprimisRx, LLC

21.1(a)	Subsidiaries of EyePoint Pharmaceuticals, Inc.

23.1(a)	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP

31.1(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.
31.2(a)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1(b)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(b)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

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
Chief Executive Officer

Date: March 10, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/S/ GÖRAN ANDO	Chair of the Board of Directors	March 10, 2023
Göran Ando, M.D.

/S/ NANCY LURKER	Chief Executive Officer and Director	March 10, 2023
Nancy Lurker	(Principal Executive Officer)

/S/ GEORGE O. ELSTON	Chief Financial Officer	March 10, 2023
George O. Elston	(Principal Financial Officer and Principal Accounting Officer)

/S/ WENDY DICICCO	Director	March 10, 2023
Wendy DiCicco

/S/ YE LIU	Director	March 10, 2023
Ye Liu

/S/ JOHN LANDIS	Director	March 10, 2023
John Landis

/S/ DAVID R. GUYER	Director	March 10, 2023
David R. Guyer, M.D.

/S/ ANTHONY P. ADAMIS	Director	March 10, 2023
Anthony P. Adamis, M.D.

/S/ KAREN ZADEREJ	Director	March 10, 2023
Karen Zaderej

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of EyePoint Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EyePoint Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows, for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Prepaid and Accrued Clinical Trial Expenses— Refer to Note 2, 4, and 8 to the financial statements.

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

We identified the accruals for research and development expenses and clinical trials as a critical audit matter due to the (i) the significant judgment by management in determining the prepaid or accrued costs and (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence, including factors related to percent completion of the research and development activities or studies, invoicing to date under the contracts, and communications from vendors and internal personnel of any actual costs incurred during the period that have not yet been invoiced.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to prepaid and accrued clinical trial expenses included the following, among others:

•
We tested the design and implementation of relevant controls over management’s review of the inputs to the prepaid and accrued clinical trial expenses, including the percent complete estimate
•
We evaluated the appropriateness of the method used by management to develop the estimates

•
We tested the completeness and accuracy of inputs through inspection of the terms of contracts and statements of work between the Company and third-party vendors and testing of actual billed expenses under the contracts
•
We evaluated the reasonableness of the assumptions used in developing the estimates (including the progress towards completion of specific tasks and the associated cost incurred for services the Company has not yet been invoiced or otherwise notified of the actual cost at period end) through inquiries of Company personnel responsible for overseeing the research and development activities to understand progress of the activities, and inspection of correspondence between the Company and these organizations

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 10, 2023

We have served as the Company's auditor since 2008.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$95,633	$178,593
Marketable securities	48,928	32,965
Accounts and other receivables, net	15,503	18,354
Prepaid expenses and other current assets	9,858	4,217
Inventory	2,886	3,616
Total current assets	172,808	237,745
Property and equipment, net	1,360	476
Operating lease right-of-use assets	6,038	2,252
Intangible assets, net	—	22,749
Restricted cash	150	150
Total assets	$180,356	$263,372
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,919	$7,385
Accrued expenses	16,359	14,422
Deferred revenue	1,205	1,069
Short-term borrowings	10,475	—
Other current liabilities	579	782
Total current liabilities	34,537	23,658
Long-term debt	29,310	36,562
Deferred revenue - noncurrent	13,557	14,560
Operating lease liabilities - noncurrent	5,984	1,860
Other long-term liabilities	600	2,352
Total liabilities	83,988	78,992
Contingencies (Note 17)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at December 31, 2022 and 2021, respectively; 34,082,934 and 33,905,826 shares issued and outstanding at December 31, 2022 and 2021, respectively	34	34
Additional paid-in capital	766,899	752,602
Accumulated deficit	(671,351)	(569,097)
Accumulated other comprehensive income	786	841
Total stockholders' equity	96,368	184,380
Total liabilities and stockholders' equity	$180,356	$263,372

See notes to consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands except per share data)

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Revenues:
Product sales, net	$39,905	$35,312
License and collaboration agreements	362	756
Royalty income	1,137	871
Total revenues	41,404	36,939
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	8,326	8,177
Research and development	49,642	28,500
Sales and marketing	25,507	27,503
General and administrative	34,817	25,575
Amortization of acquired intangible assets	2,050	2,460
Impairment of acquired intangible assets	20,699	—
Total operating expenses	141,041	92,215
Loss from operations	(99,637)	(55,276)
Other income (expense):
Interest and other income, net	2,131	292
Interest expense	(3,189)	(5,498)
(Loss) gain on extinguishment of debt	(1,559)	2,065
Total other expense, net	(2,617)	(3,141)
Net loss	$(102,254)	$(58,417)
Net loss per share:
Basic and diluted	$(2.74)	$(2.03)
Weighted average common shares outstanding:
Basic and diluted	37,317	28,758

Net loss	$(102,254)	$(58,417)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax of $0 for periods presented	(55)	—
Comprehensive loss	$(102,309)	$(58,417)

See notes to consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance at January 1, 2021	18,139,981	$18	$528,362	$(510,680)	$841	$18,541
Net loss	—	—	—	(58,417)	—	(58,417)
Issuance of stock and pre-funded warrants, net of issue costs	15,635,811	16	216,570	—	—	216,586
Employee stock purchase plan	43,365	—	273	—	—	273
Exercise of stock options	8,112	—	100	—	—	100
Vesting of stock units	78,557	—	(150)	—	—	(150)
Stock-based compensation	—	—	7,447	—	—	7,447
Balance at December 31, 2021	33,905,826	$34	$752,602	$(569,097)	$841	$184,380
Net loss	—	—	—	(102,254)	—	(102,254)
Other comprehensive loss	—	—	—	—	(55)	(55)
Issuance of stock, net of issue costs	—	—	20	—	—	20
Employee stock purchase plan	47,787	—	354	—	—	354
Exercise of stock options	4,479	—	41	—	—	41
Vesting of stock units	124,842	—	(295)	—	—	(295)
Stock-based compensation	—	—	14,177	—	—	14,177
Balance at December 31, 2022	34,082,934	$34	$766,899	$(671,351)	$786	$96,368

See notes to consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(102,254)	$(58,417)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization of intangible assets	2,050	2,460
Impairment of intangible assets	20,699	—
Depreciation of property and equipment	396	311
Amortization of debt discount and premium and discount on available-for-sale marketable securities	(558)	628
Loss (gain) on extinguishment of debt	1,559	(2,065)
Provision for excess and obsolete inventory	1,949	1,278
Stock-based compensation	14,177	7,447
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(2,662)	(10,603)
Inventory	(760)	1,347
Accounts payable and accrued expenses	1,198	8,476
Right-of-use assets and operating lease liabilities	69	(28)
Deferred revenue	(868)	(931)
Net cash used in operating activities	(65,005)	(50,097)
Cash flows from investing activities:
Purchases of marketable securities	(139,115)	(32,965)
Sales and maturities of marketable securities	124,000	—
Purchases of property and equipment	(2,150)	(156)
Net cash used in investing activities	(17,265)	(33,121)
Cash flows from financing activities:
Proceeds from issuance of stock and pre-funded warrants, net of issuance costs	—	216,825
Proceeds from issuance of long-term debt	30,000	—
Payment of equity and debt issue costs	(599)	—
Payment of long-term debt	(38,235)	—
Payment of extinguishment of debt costs	(2,294)	—
Borrowings under revolving facility	43,875	—
Repayment under revolving facility	(33,400)	—
Net settlement of stock units to satisfy statutory tax withholding	(295)	(150)
Proceeds from exercise of stock options	395	373
Principal payments on finance lease obligations	(137)	(146)
Net cash (used in) provided by financing activities	(690)	216,902
Net (decrease) increase in cash, cash equivalents and restricted cash	(82,960)	133,684
Cash, cash equivalents and restricted cash at beginning of year	178,743	45,059
Cash, cash equivalents and restricted cash at end of year	$95,783	$178,743
Supplemental cash flow information:
Cash interest paid	$2,600	$4,846
Supplemental disclosure of non-cash investing and financing activities:
Stock issuance costs	$—	$294
Accrued term loan exit fee	$600	$—
Payments forgiven under paycheck protection program loan	$—	$2,041

See notes to consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Operations

EyePoint Pharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, the Company), is a company committed to developing and commercializing therapeutics to help improve the lives of patients with serious eye disorders. The Company’s pipeline leverages its proprietary Durasert® technology (Durasert) for sustained intraocular drug delivery including EYP-1901, an investigational sustained delivery intravitreal treatment currently in Phase 2 clinical trials for wet age-related macular degeneration (wet AMD), the leading cause of vision loss among people 50 years of age and older in the United States and non-proliferative diabetic retinopathy (NPDR), a largely untreated disease due to limitations of available therapies. The Company also commercializes YUTIQ®, a once every three-year treatment for chronic non-infectious uveitis affecting the posterior segment of the eye that utilizes a non-erodible formulation of Durasert. YUTIQ is currently being sold in the United States and the Company has focused on its use with both uveitis and retinal specialist physicians. DEXYCU®, a single-dose treatment for postoperative inflammation following ocular surgery, is also being sold in the United States, but no longer actively marketed due to loss of pass-through reimbursement by the Center for Medicare & Medicaid Services (CMS) as of January 1, 2023 (see Note 6).

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

Effects of the COVID-19 Coronavirus Pandemic

The ongoing COVID-19 coronavirus pandemic (the Pandemic) has had a material and adverse impact on the Company’s business pursuant to a reduction in physician office visits impacting YUTIQ, specifically in early 2022. Going forward, the duration and full extent to which the Pandemic impacts the Company’s business, revenues, financial condition and cash flows depend on future developments that are highly uncertain, subject to change and are difficult to predict, including new information that may emerge concerning the Pandemic, and may cause intermittent or prolonged periods of reduced patient services at the Company’s customers’ facilities, which may negatively affect customer demand. The Company’s revenues, financial condition and cash flows may be adversely affected in the future as well. The Company is continuously monitoring the Pandemic and its potential effect on the Company’s financial position, results of operations and cash flows. Although the U.S. government has announced its intention to terminate the public health crisis associated with the Pandemic as of May 2023, there remains an uncertainty about the potential future impact of the Pandemic on the Company’s business. This uncertainty could have an impact in future periods on certain estimates used in the preparation of the Company’s periodic financial results, including reserves for variable consideration related to product sales, realizability of certain receivables and assessment for excess or obsolete inventory. Uncertainty around the extent and length of time of the Pandemic, and any future related financial impact cannot be reasonably estimated at this time.

Liquidity

The Company had cash, cash equivalents and investments in marketable securities of $144.6 million at December 31, 2022. The Company has a history of operating losses and has not had significant recurring cash inflows from revenue. The Company’s operations have been financed primarily from sales of its equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from its collaboration partners. The Company anticipates that it will continue to incur losses as it continues the research and development of its product candidates, and the Company does not expect revenues from its product sales to generate sufficient funding to sustain its operations in the near-term. The Company expects to continue fulfilling its funding needs through cash inflows from revenues of its product sales, licensing and research collaboration transactions, additional equity capital raises and other arrangements. The Company believes that its cash, cash equivalents and investments in marketable securities of $144.6 million at December 31, 2022 coupled with expected net cash inflows from its product sales will enable the Company to fund its current and planned operations for at least the next twelve months from the date these consolidated financial statements were issued. Actual cash requirements could differ from management’s projections due to many factors, including the uncertainty and potential effect of the Pandemic on the Company’s business and the medical community, the timing and results of the Company’s clinical trials for EYP-1901, additional investments in research and development programs, the success of ongoing commercialization efforts for YUTIQ, the actual costs of these ongoing commercialization efforts, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

2.
Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are presented in U.S. dollars in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of EyePoint Pharmaceuticals, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the consolidated financial statements and the reported amounts and disclosure of revenues and expenses during the reporting periods. Significant management estimates and assumptions include, among others, those related to reserves for variable consideration related to product sales, revenue recognition for multiple-deliverable arrangements, recognition of expense in outsourced clinical trial agreements, recording of excess or obsolete inventory write-offs and reserves, recoverability of acquired intangible assets, and realization of deferred tax assets, and stock options and other equity awards. Actual results could differ from these and other estimates and there may be changes to the Company’s estimates in future periods.

Foreign Currency

The functional currency of the Company and each of its subsidiaries is the currency of the primary economic environment in which each such entity operates—the U.S. dollar or the Pound Sterling.

Assets and liabilities of the Company’s foreign subsidiary are translated at period-end exchange rates. Amounts included in the consolidated statements of comprehensive loss and cash flows are translated at the weighted average exchange rates for the period. Gains and losses from currency translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity on the consolidated balance sheets. The balance of accumulated other comprehensive income attributable to foreign currency translation was $841,000 and $841,000 at December 31, 2022 and 2021, respectively. Foreign currency gains or losses arising from transactions denominated in foreign currencies, whether realized or unrealized, are recorded in interest and other income, net in the consolidated statements of comprehensive loss and were not material for all periods presented.

Cash Equivalents

Cash equivalents represent highly liquid investments with maturities of three months or less at the date of purchase, principally consisting of institutional money market funds and investment-grade commercial paper and U.S. Treasury securities.

Marketable Securities

Marketable securities consist of investments with an original or remaining maturity of greater than three months but less than one year at the date of purchase. The Company has historically classified its marketable securities as available-for-sale. Accordingly, the Company records these investments at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, in accumulated other comprehensive income, which is a component of stockholders’ equity. If the Company determines that a decline of any investment is other-than-temporary, the investment is written down to fair value. Marketable securities at December 31, 2022 consisted of investment-grade commercial paper and U.S. Treasury securities. Marketable securities at December 31, 2021 consisted of investment-grade commercial paper. The Company’s investment policy, approved by the Board of Directors, includes guidelines relative to diversification and maturities designed to preserve principal and liquidity. During fiscal 2022, $139.1 million of marketable securities were purchased and $124.0 million matured.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and investments in marketable securities. The Company deposits its cash in financial institutions. At times, such deposits may be in excess of insured limits.

The Company’s interest-bearing cash equivalent balances are concentrated in one institutional money market fund that has investments consisting primarily of certificates of deposit, commercial paper, time deposits, Treasury repurchase agreements and investment-grade U.S. Treasury securities. Generally, these investments may be sold upon demand and, therefore, the Company believes they have minimal risk.

Marketable securities at December 31, 2022 and 2021 consist of investment-grade commercial paper and U.S. Treasury securities. The Company’s investment policy, approved by the Company’s Board of Directors, includes guidelines relative to diversification and maturities designed to preserve principal and liquidity.

As of December 31, 2022, accounts receivable from ASD Specialty Healthcare LLC and McKesson Specialty Care Distribution LLC accounted for 57.1% and 30.2% of total accounts receivable, respectively. For the year ended December 31, 2022, revenues from ASD Specialty Healthcare LLC and McKesson Specialty Care Distribution LLC accounted for 51.1% and 39.5% of total revenues, respectively.

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

Accounts and Other Receivables, Net

Receivables arise primarily from the Company’s products sold in the U.S. The balance in accounts and other receivables, net consists primarily of amounts due from customers, net of applicable revenue reserves. The majority of the Company’s accounts receivable have standard payment terms that require payment within 120-127 days. The Company performs ongoing credit evaluations of its customers’ financial condition and continuously monitor collections and payments from its customers and analyzes accounts that are past due for collectability. The allowance for credit losses is estimated based on the Company’s analysis of trends in overall receivables aging, specific identification of certain receivables that are at risk of not being paid, past collection experience and current economic trends. Given the nature and limited history of collectability of the Company’s accounts receivable, the Company recorded no allowance for credit losses as of December 31, 2022 and 2021.

Inventory

Inventory is stated at the lower of cost or net realizable value, net on a first-in, first-out (FIFO) basis.

Capitalization of inventory costs begins after FDA approval of a product. Prior thereto, inventory costs of products and product candidates are recorded as research and development expense, even if this inventory may later be sold as commercial product.

The Company assesses the recoverability of inventory and writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Write-downs are based on the age of the inventory, lower of cost or market, along with significant management judgments concerning future demands for the inventory. Such impairment charges, should they occur, are recorded within cost of sales, excluding amortization of acquired intangible assets. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than management's projections, additional write-downs of inventory might be recorded in future periods.

Cost of sales, excluding amortization of acquired intangible assets, consists of costs associated with the manufacture of YUTIQ and DEXYCU, certain period costs for DEXYCU product revenue, product shipping and, as applicable, royalty expense. The inventory costs for YUTIQ include purchases of various components, the active pharmaceutical ingredient (API) and direct labor and overhead for the product manufactured in the Company’s Watertown, Massachusetts facility. The inventory costs for DEXYCU include purchased components, the API and third-party manufacturing and assembly.

The Company accrued DEXYCU product revenue-based royalty expense of $1.6 million and $2.5 million for the years ended December 31, 2022 and 2021, respectively, as a component of cost of sales.

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

Capitalized Software Development Cost

The Company purchases cloud computing arrangements, such as software business applications that are used in the normal course of business, and as a result, capitalizes certain implementation costs incurred in a cloud computing agreement that is a service contract. Eligible costs associated with cloud computing arrangements are capitalized in accordance with ASC 350, Intangibles – Goodwill and Other, and classified as a prepaid asset on the consolidated balance sheets. These costs are recognized on a straight-line basis on the same line of the consolidated statements of comprehensive loss as the fees for the associated cloud computing arrangement, over the term of the arrangement, plus renewal and termination periods the Company is reasonably certain to exercise.

Leases

The Company is a party to one operating lease for its headquarters in Watertown, Massachusetts, in which it leases office, laboratory, and manufacturing operations facilities. The Company is also a party to one finance lease for laboratory equipment. In January 2023, the Company entered into a lease agreement for its new standalone manufacturing facility, including office and lab space located at 600 Commerce Drive, Northbridge, Massachusetts (see Note 19).

The Company determines whether an arrangement is or contains a lease at inception. Leases are recognized on the consolidated balance sheets as ROU assets, current lease liabilities and, if applicable, noncurrent lease liabilities. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected remaining lease term. For this purpose, the Company considers only payments that are fixed and in-substance fixed at lease commencement. ROU assets may also be adjusted for items such as prepayments and lease incentives. The interest rate implicit in a lease contract is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. For operating leases, lease expense is recognized on a straight-line basis over the lease term. For finance leases, amortization expense and interest expense are recognized over the lease term.

Impairment of Intangible Assets

The Company’s finite-lived intangible asset consisted of the DEXYCU product (utilizing the Verisome technology) following the March 2018 acquisition of Icon. The DEXYCU intangible asset was being amortized on a straight-line basis over its estimated useful life of 13 years. The intangible asset life was determined based on the anticipated period that the Company would derive future cash flows from the intangible asset, considering the effects of legal, regulatory, contractual, competitive and other economic factors. The Company continually monitors whether events or circumstances have occurred that indicate that the remaining estimated useful life of its intangible asset may warrant revision. The Company assesses potential impairments to its intangible asset when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the future undiscounted net cash flows expected to result from the use of an asset are less than its carrying value. If the Company considers an asset to be impaired, the impairment charge to be recognized is measured as the amount by which the carrying value of the asset exceeds its estimated fair value. In connection with a change in CMS reimbursement rules on November 1, 2022, the Company determined that the DEXYCU intangible asset was not recoverable and recorded a $20.7 million impairment charge (see Note 6).

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, Revenue from Contracts with Customers (ASC 606), the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within the contract, determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value-add and other taxes collected on behalf of third parties are excluded from revenue.

Product sales, net — The Company sells YUTIQ and DEXYCU to a limited number of specialty distributors and specialty pharmacies (collectively the Distributors) in the U.S., with whom the Company has entered into formal agreements, for delivery to physician practices for YUTIQ and to hospital outpatient departments and ambulatory surgical centers (ASCs) for DEXYCU. The Company recognizes revenue on sales of its products when Distributors obtain control of the products, which occurs at a point in time, typically upon delivery. In addition to agreements with Distributors, the Company also enters into arrangements with healthcare providers, ASCs and payors that provide for government mandated and/or privately negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s products from Distributors.

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

Government rebates — The Company is subject to discount obligations under state Medicaid programs and Medicare. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the consolidated balance sheets. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period.

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

Product returns — The Company generally offers a limited right of return based on its returned goods policy, which includes damaged product and remaining shelf life. The Company estimates the amount of its product sales that may be returned and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as reductions to trade receivables, net on the consolidated balance sheets.

License and collaboration agreement revenue — The Company analyzes each element of its license and collaboration arrangements to determine the appropriate revenue recognition. The terms of the license agreement may include payment to the Company of non-refundable upfront license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. The Company recognizes revenue from upfront payments at a point in time, typically upon fulfilling the delivery of the associated intellectual property to the customer.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2022.

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

Sale of Future Royalties — The Company has sold its rights to receive certain royalties on product sales. In the circumstance where the Company has sold its rights to future royalties under a royalty purchase agreement (RPA) and also maintains limited continuing involvement in the arrangement (but not significant continuing involvement in the generation of the cash flows that are due to the purchaser), the Company defers recognition of the proceeds it receives for the sale of royalty streams and recognizes such unearned revenue as revenue under the units-of-revenue method over the life of the underlying license agreement. Under the units-of-revenue method, amortization for a reporting period is calculated by computing a ratio of the proceeds received from the purchaser to the total payments expected to be made to the purchaser over the term of the agreement, and then applying that ratio to the period’s cash payment.

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

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue on the accompanying consolidated balance sheets. Amounts not expected to be recognized within one year following the balance sheet date are classified as non-current deferred revenue.

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

As of December 31, 2021, 3,272,727 shares of pre-funded warrants to purchase common stock, issued in connection with the November 2021 underwritten public offering (see Note 11), were included in the basic and diluted net loss per share calculation.

Potential common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Stock options	4,082,555	2,517,680
ESPP	30,174	23,965
Warrants	48,683	48,683
Restricted stock units	509,170	291,575
Total	4,670,582	2,881,903

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

Recently Adopted and Recently Issued Accounting Pronouncements

New accounting pronouncements are issued periodically by the Financial Accounting Standards Board (FASB) and are adopted by the Company as of the specified effective dates. Unless otherwise disclosed below, the Company believes that recently issued and adopted pronouncements will not have a material impact on the Company’s financial position, results of operations and cash flows or do not apply to the Company’s operations.

Recently Adopted Accounting Pronouncements

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (ASU 2021-04): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments are designed to clarify an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options that remain equity-classified after modification or exchange. The ASU provides guidance on how an issuer would measure and recognize the effects of these transactions. The standard provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. The Company adopted ASU 2021-04 on January 1, 2022.

Recently Issued Accounting Pronouncements

In September 2022, the FASB issued ASU 2022-04—Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (ASU 2022-04). This ASU was issued to enhance the transparency of supplier finance programs because there are no explicit disclosure requirements in U.S. GAAP that pertain to such programs. This ASU applies to all entities that use supplier finance programs in connection with the purchase of goods and services (i.e., buyer parties). ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for one of the amendments that requires rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. ASU 2022-04 will be effective for the Company in the first quarter of its fiscal year ending December 31, 2023. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

3.
Product Revenue Reserves and Allowances

The Company’s product revenues have been primarily from sales of YUTIQ and DEXYCU in the U.S.

Net product revenues by product for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
YUTIQ (A)	$28,329	$16,959
DEXYCU (B)	11,576	18,353
Total product sales, net	$39,905	$35,312

(A)
Included approximately $343 and $25 of revenue from YUTIQ product sales to Ocumension Therapeutics under a supply agreement for the years ended December 31, 2022 and 2021, respectively.
(B)
Included approximately $20 and $283 of revenue from DEXYCU product sales to Ocumension Therapeutics under a supply agreement for the years ended December 31, 2022 and 2021, respectively.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the years ended December 31, 2022 and 2021 (in thousands):

	Chargebacks, Discounts and Fees	Government and Other Rebates	Returns	Total
Beginning balance at January 1, 2022	$1,153	$1,821	$379	$3,353
Provision related to sales in the current year	10,970	5,520	816	17,306
Adjustments related to prior period sales	—	—	—	—
Deductions applied and payments made	(11,264)	(7,183)	(324)	(18,771)
Ending balance at December 31, 2022	$859	$158	$871	$1,888

	Chargebacks, Discounts and Fees	Government and Other Rebates	Returns	Total
Beginning balance at January 1, 2021	$574	$535	$603	$1,712
Provision related to sales in the current year	7,274	5,337	785	13,396
Adjustments related to prior period sales	(50)	(22)	(200)	(272)
Deductions applied and payments made	(6,645)	(4,029)	(809)	(11,483)
Ending balance at December 31, 2021	$1,153	$1,821	$379	$3,353

Returns are recorded as a reduction of accounts receivable on the consolidated balance sheets. Chargebacks, discounts and fees and rebates are recorded as a component of accrued expenses on the consolidated balance sheets (see Note 8).

License and Collaboration Agreements and Royalty Income

Alimera

Pursuant to a licensing and development agreement, as amended, Alimera Sciences Inc. (Alimera) has a worldwide exclusive license to develop, make, market and sell ILUVIEN in return for royalties based on sales and patent fee reimbursements. The

Company recognized revenue of $43,000 and $54,000 for the years ended December 31, 2022 and 2021, respectively. No royalty income was recognized for the years ended December 31, 2022 and 2021, respectively.

SWK Royalty Purchase Agreement

On December 17, 2020, the Company entered into an RPA with SWK Funding LLC (SWK). Under the RPA, the Company sold its right to receive royalty payments on future sales of products subject to a licensing and development agreement, as amended, with Alimera (the Amended Alimera Agreement) for an upfront cash payment of $16.5 million. Except for the rights to the royalties, the Company retains all rights and obligations under the Amended Alimera Agreement, pursuant to which, Alimera owns worldwide rights to the Company’s Durasert technology in ILUVIEN for diabetic macular edema and rights for ILUVIEN (currently marketed by the Company as YUTIQ in the U.S.) for posterior segment uveitis in Europe, the Middle East, and Africa. Alimera has the sole rights to utilize the intellectual property developed under the Amended Alimera Agreement. There has been no intellectual property developed jointly by Alimera and the Company as part of the Amended Alimera Agreement. The Company cannot utilize the intellectual property for the indication licensed to Alimera in order to manufacture and sell ILUVIEN.

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

The Company recognized $868,000 and $872,000 of royalty revenue, respectively, related to the RPA, in connection with the royalty payment of $2.7 million and $2.8 million, respectively, for the years ended December 31, 2022 and 2021 from Alimera to SWK, pursuant to the Amended Alimera Agreement. As of December 31, 2022 and 2021, the Company had $1.2 million and $1.1 million as current deferred revenue, respectively, and $13.6 million and $14.6 million, as non-current deferred revenue, respectively, recognized under the RPA.

OncoSil Medical

The Company entered into an exclusive, worldwide royalty-bearing license agreement in December 2012, amended and restated in March 2013, with OncoSil Medical UK Limited (f/k/a Enigma Therapeutics Limited), a wholly-owned subsidiary of OncoSil Medical Ltd (OncoSil) for the development of BrachySil, the Company’s previous product candidate for the treatment of pancreatic and other types of cancer. The Company received an upfront fee of $100,000 and is entitled to 8% sales-based royalties, 20% of sublicense consideration and milestone payments based on aggregate product sales. OncoSil is obligated to pay an annual license maintenance fee of $100,000 by the end of each calendar year, the most recent of which was received in November 2022. For each calendar year commencing with 2014, the Company is entitled to receive reimbursement of any patent maintenance costs, sales-based royalties and sub-licensee sales-based royalties earned, but only to the extent such amounts, in the aggregate, exceed the $100,000 annual license maintenance fee. In March 2020, the U.S. Food and Drug Administration granted Breakthrough Device Designation for the OncoSil™ device for treatment of unresectable locally advanced pancreatic cancer (LAPC) in combination with chemotherapy. In April 2020, the British Standards Institute (BSI) grants European CE marking for the OncoSil™ System and designates OncoSil™ a breakthrough device for the treatment of locally advanced pancreatic cancer (LAPC) in combination with chemotherapy. As of December 31, 2022, OncoSil has received regulatory approval in the EU, United Kingdom, Switzerland, Singapore, Malaysia, Hong Kong, New Zealand, Turkey, and Israel. The Company has no consequential performance obligations under the OncoSil license agreement. For the years ended December 31, 2022 and 2021, revenue of $100,000 and $100,000 was recorded for this agreement, respectively.

Ocumension Therapeutics

In November 2018, the Company entered into an exclusive license agreement with Ocumension for the development and commercialization of its three-year micro insert using the Durasert technology for the treatment of posterior segment uveitis of the eye (YUTIQ in the U.S.) in Mainland China, Hong Kong, Macau and Taiwan. The Company received a one-time upfront payment of $1.75 million from Ocumension and is eligible to receive up to (i) $7.25 million upon the achievement by Ocumension of certain prescribed development and regulatory milestones, and (ii) $3.0 million commercial sales-based milestones. In addition, the Company is entitled to receive mid-single digit sales-based royalties. Ocumension has also received a special approval by the Hainan Province People's Government to market this product for posterior segment uveitis in the Hainan Bo Ao Lecheng International Medical Tourism Pilot Zone (Hainan Pilot Zone). In March 2019, the Company entered into a Memorandum of Understanding (2019 MOU), pursuant to which, the Company will supply product for the clinical trials and Hainan Pilot Zone use. Paralleling to Ocumension’s normal registration process of the product with the Chinese Regulatory Authorities, the 2019 MOU modified the Company’s entitlement to the development and regulatory milestones of up to $7.25 million under the license agreement to product supply milestones or development milestones, whichever comes first, totaling up to $7.25 million. In August 2019, the Company began shipping this product to Ocumension.

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

In August 2020, the Company entered into a Memorandum of Understanding, pursuant to which, the Company received a one-time non-refundable payment of $9.5 million (the Accelerated Milestone Payment) from Ocumension as a full and final payment of the combined remaining development, regulatory and sales milestone payments under the Company’s license agreements with Ocumension for the treatment of posterior segment uveitis of the eye and for the treatment of post-operative inflammation following ocular surgery, respectively. Upon payment of the Accelerated Milestone Payment, the remaining $11.75 million in combined remaining development and sales milestone payments under the Company’s original license agreement with Ocumension upon the achievement by Ocumension of (i) remaining development and regulatory milestones of $6.25 million and commercial sales-based milestones of $3.0 million for the development and commercialization of its three-year micro insert using the Durasert technology for the treatment of posterior segment uveitis of the eye; and (ii) $6.0 million upon the achievement by Ocumension of certain prescribed development and regulatory milestones, and $6.0 million commercial sales-based milestones for the development and commercialization in Mainland China, Hong Kong, Macau and Taiwan of DEXYCU for the treatment of post-operative inflammation following ocular surgery, totaling up to $21.25 million, were permanently extinguished and will no longer be due and owed to the Company. In exchange, Ocumension also received exclusive rights to develop and commercialize YUTIQ and DEXYCU products under its own brand names in South Korea and other jurisdictions across Southeast Asia in Brunei, Burma (Myanmar), Cambodia, Timor-Leste, Indonesia, Laos, Malaysia, the Philippines, Singapore, Thailand and Vietnam, at its own cost and expense with the Company supplying product for clinical trials and commercial sale. The Company continues to be entitled to royalties on future product sales by Ocumension. In April 2021, Ocumension announced its filing of a New Drug Application (NDA) for YUTIQ under Ocumension’s distinct name to Chinese regulatory authorities and it is under review. Ocumension has been granted approval to have its NDA submission reviewed based on the U.S. NDA data and the real-world data Ocumension has collected from marketing the product in Hainan Pilot Zone. In September 2021, Ocumension announced its receipt of approval from Chinese regulatory authorities for DEXYCU under Ocumension’s distinct name to conduct a Phase 3 clinical trial in China. In June 2022, Ocumension announced its receipt of approval of the NDA from Chinese regulatory authorities for YUTIQ under Ocumension’s distinct name.

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

During the years ended December 31, 2022 and 2021, in addition to $363,000 and $308,000 of revenue from product sales, respectively, the Company recognized approximately $191,000 and $543,000 of license and collaboration revenue, respectively, including $188,000 and $499,000 of revenue related to additional technical assistance, respectively. The Company also recorded royalty income of $269,000 and $0 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, no deferred revenue was recorded for this agreement.

Exclusive License Agreement with Betta Pharmaceuticals, Co., Ltd.

On May 2, 2022, the Company entered into an Exclusive License Agreement (the Betta License Agreement) with Betta Pharmaceuticals Co., Ltd. (Betta), an affiliate of Equinox Sciences, LLC (Equinox) (see Note 13). Under the Betta License Agreement, the Company granted to Betta an exclusive, sublicensable, royalty-bearing license under certain of the Company’s intellectual property to develop, use (but not make or have made), sell, offer for sale and import the Company’s product candidate, EYP-1901, an investigational sustained delivery intravitreal anti-VEGF treatment that combines a bioerodible formulation of the Company’s proprietary sustained-release technology with the compound vorolanib (the Licensed Product), in the field of ophthalmology (the Betta Field) in the Greater Area of China, including China, the Hong Kong Special Administrative Region, the Macau Special Administrative Region, and Taiwan (the Betta Territory). The Company retained rights under the Company’s intellectual property to, among other things, conduct clinical trials on the Licensed Product in the Betta Field in the Betta Territory.

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

Research Collaborations

The Company from time to time enters into agreements to evaluate the potential use of its technologies for sustained release of third-party partner drug candidates. Consideration received is generally recognized as revenue over the term of the research collaborations. Revenue recognition for consideration, if any, related to a license option right is assessed based on the terms of any such future license agreement or is otherwise recognized at the completion of the research collaborations. Revenues recognized under research collaborations were $0 and $60,000 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, no deferred revenue was recorded for the research collaborations.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Prepaid expenses	$2,723	$3,372
Prepaid clinical	6,353	328
Other	782	517
Total prepaid expenses and other current assets	$9,858	$4,217

The Company incurred a $0.3 million charge to sales and marketing expense related to the write-downs of DEXYCU sample units associated with expiration of DEXYCU sample units for the year ended December 31, 2022. In connection with the change in CMS reimbursement rules on November 1, 2022 (see Note 6), the Company recorded impairment charges of $0.1 million to cost of sales, excluding amortization of acquired intangible assets, associated with the write-off of excess DEXYCU units, and $0.1 million to sales and marketing expense, associated with the write-off of excess DEXYCU sample units, respectively, whose prepaid manufacturing levels were higher than the Company’s updated forecasts of future demand for those units.

5.
Inventory

Inventory consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Raw materials	$1,410	$2,727
Work in process	1,078	405
Finished goods	398	484
Total inventory	$2,886	$3,616

In connection with the change in CMS reimbursement rules on November 1, 2022 (see Note 6), the Company recorded impairment charges of $1.4 million to cost of sales, excluding amortization of acquired intangible assets, associated with the write-off of excess inventory of DEXYCU units, whose inventory levels were higher than the Company’s updated forecasts of future demand for those units.

6.
Intangible Assets

The reconciliation of intangible assets for the years ended December 31, 2022 and 2021 was as follows (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Patented technologies
Gross carrying amount at beginning of period	$68,322	$68,322
Impairment of acquired intangible assets	(20,699)	—
Gross carrying amount at end of period	47,623	68,322
Accumulated amortization at beginning of period	(45,573)	(43,113)
Amortization expense	(2,050)	(2,460)
Accumulated amortization at end of period	(47,623)	(45,573)
Net book value at end of period	$—	$22,749

The net book value of the Company’s intangible assets at December 31, 2022 and 2021 is summarized as follows (in thousands):

			Estimated
			Remaining
			Useful Life at
	December 31,	December 31,	December 31,
	2022	2021	2022
			(Years)
Patented technologies
DEXYCU / Verisome	$—	$22,749	—
Total intangible assets, net	$—	$22,749

On November 1, 2022, the CMS published in the Federal Register the Calendar Year (CY) 2023 Medicare Hospital Outpatient Prospective Payment System and ASC Payment System Final Rule (Final Rule). The Final Rule terminated the pass-through related separate payment for DEXYCU, which was no longer separately reimbursed by Medicare as of January 1, 2023, when furnished in hospital outpatient departments and ASC settings. The Final Rule will reduce the amount of Medicare reimbursement provided to the Company’s DEXYCU customers and is expected to result in a significant reduction in the Company’s DEXYCU product revenues (see Note 3). The Final Rule and a reduced revenue forecast of the DEXYCU asset group were determined to be the impairment indicator of the Company’s finite-lived intangible assets related to DEXYCU with carrying value of $20.7 million.

The Company performed an impairment test based on the projected future cash flows. As of November 1, 2022, the forecasted probability-weighted undiscounted cash flows for the intangible assets were not expected to recover the intangible assets related to DEXYCU. To assess the recoverability of the intangible assets, the Company used income-based valuation methodologies. Under the income-based approach, the forecasted cash flows expected for the intangible assets were discounted using after-tax cost of capital rates taking into account Company-specific risks. Based on the above analyses, the Company recorded an impairment charge of $20.7 million in the fourth quarter of fiscal 2022, related to the acquired technology in connection with the acquisition of DEXYCU, and was included in impairment of acquired intangible assets in the Company’s statement of comprehensive loss. The aggregate amount of the intangible assets related to DEXYCU was zero as of December 31, 2022.

The Company amortizes its intangible assets with finite lives on a straight-line basis over their respective estimated useful lives. Amortization expense for intangible assets totaled $2.1 million and $2.5 million for the years ended December 31, 2022 and 2021, respectively. Amortization expense was reported as a component of cost of sales for the years ended December 31, 2022 and 2021, respectively.

7.
Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Property and equipment	$2,459	$1,477
Leasehold improvements	1,008	255
Gross property and equipment	3,467	1,732
Accumulated depreciation and amortization	(2,107)	(1,256)
Property and equipment, net	$1,360	$476

Depreciation expense totaled $396,000 and $311,000 in the years ended December 31, 2022 and 2021, respectively.

8.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Personnel costs	$9,515	$7,321
Clinical trial costs	3,308	753
Sales chargebacks, rebates and other revenue reserves	1,017	2,974
Professional fees	761	712
Commissions due to DEXYCU commercial partner	752	1,518
Other	1,006	1,144
Total accrued expenses	$16,359	$14,422

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

On March 8, 2022, the Company further amended the lease (i) to extend the term to May 31, 2028 for 13,650 square feet of laboratory and manufacturing operations space, with the landlord agreeing to provide the Company a construction allowance of up to $555,960 to be applied toward upgrades and improvements within the space; (ii) to rent an additional 11,999 square feet of office space within the building through May 31, 2028 (New Premises); and (iii) to terminate a portion of the lease comprising 7,999 square feet of office space in the building in accordance with its existing contractual term on May 31, 2025. The amendment also reinstated the Company’s right to extend the lease for the space it occupies after May 31, 2025 for one additional period of five years. Rent for the extension period would be at the fair market rent for comparable space in comparable properties in the Watertown area. During the second quarter of 2022, the Company recognized a $2.9 million increase to its lease liabilities and right-of-use (ROU) assets resulting from the lease amendment for the term extension of the laboratory and manufacturing operations space.

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

The Company identified and assessed the following significant assumptions in recognizing its ROU assets and corresponding lease liabilities:

•
As the Company’s leases do not specify an implicit rate, the Company estimated its incremental borrowing rate to calculate the present value of the lease payments. The Company utilized the borrowing rate under its CRG term loan facility as the basis for the discount rate for all leases, with the exception of the amendment dated March 8, 2022, for which the Company utilized the borrowing rate under its SVB term loan facility (see Note 10) as the basis for the discount rate.
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

As of December 31, 2022, the weighted average remaining term of the Company’s operating leases was 5.2 years and the weighted average discount rate was 5.84%.

Supplemental balance sheet information related to operating leases as of December 31, 2022 and 2021, respectively, is as follows (in thousands):

	December 31,	December 31,
	2022	2021
Other current liabilities – operating lease current portion	$543	$645
Operating lease liabilities – noncurrent portion	5,984	1,860
Total operating lease liabilities	$6,527	$2,505

Operating lease expense recognized was $1.2 million and $885,000, excluding $63,000 and $30,000 of variable lease costs, for the years ended December 31, 2022 and 2021, respectively, which consisted of $1.1 million and $606,000 for research and development expense, $0 and $112,000 for sales and marketing expense, and $58,000 and $167,000 for general and administrative expense, respectively, and were included in the Company’s statement of comprehensive loss. Cash paid for amounts included in the measurement of operating lease liabilities was $834,000 and $920,000 for the years ended December 31, 2022 and 2021, respectively.

The Company is a party to one finance lease for laboratory equipment, which expires in June 2023.

Supplemental balance sheet information related to finance leases as of December 31, 2022 and 2021, respectively, is as follows (in thousands):

	December 31,	December 31,
	2022	2021
Property and equipment, at cost	$270	$371
Accumulated amortization	(237)	(205)
Property and equipment, net	$33	$166

Other current liabilities – finance lease current portion	$36	$137
Other long-term liabilities	—	36
Total finance lease liabilities	$36	$173

The components of finance lease expense recognized during the years ended December 31, 2022 and 2021 included amortization expense of $133,000 and $151,000, respectively. Interest on lease liabilities was $12,000 and $23,000 during the years ended December 31, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of finance lease liabilities included operating cash flows of $12,000 and financing cash flows of $137,000 during the year ended December 31, 2022. Cash paid for amounts included in the measurement of finance lease liabilities included operating cash flows of $23,000 and financing cash flows of $146,000 during the year ended December 31, 2021.

As of December 31, 2022, the weighted average remaining term of the Company’s finance lease was 0.5 years and the weighted average discount rate was 12.5%.

The Company’s total future minimum lease payments under non-cancellable leases at December 31, 2022 were as follows (in thousands):

	Operating Leases	Finance Leases
2023	$910	$37
2024	1,392	—
2025	1,494	—
2026	1,589	—
2027	1,637	—
Thereafter	693	—
Total lease payments	$7,715	$37
Less imputed interest	(1,188)	(1)
Total	$6,527	$36

10.
Loan Agreements

CRG Term Loan Agreement

On February 13, 2019 (the CRG Closing Date), the Company entered into the CRG Loan Agreement among the Company, as borrower, CRG Servicing LLC, as administrative agent and collateral agent, and the lenders party thereto from time to time, providing for a senior secured term loan of up to $60 million (the CRG Loan). On the CRG Closing Date, $35 million of the CRG Loan was advanced (the CRG Initial Advance). The Company utilized the proceeds from the CRG Initial Advance for the repayment in full of all outstanding obligations under its prior credit agreement with SWK. In April 2019, the Company exercised its option to borrow an additional $15 million of the CRG Loan (the CRG Second Advance). The Company did not draw any additional funds under the CRG Loan by the final draw deadline of March 31, 2020.

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

Amortization of debt discount under the CRG Loan totaled $122,000 and $628,000 for the years ended December 31, 2022 and 2021, respectively.

SVB Loan Agreement

On March 9, 2022 (the SVB Closing Date), the Company entered into a loan and security agreement (the SVB Loan Agreement) with Silicon Valley Bank (SVB) providing for (i) a senior secured term loan facility of $30.0 million (the Term Facility) and (ii) a senior secured revolving credit facility of up to $15.0 million (the Revolving Facility and together with the Term Facility, the Credit Facilities). The maximum amount available for borrowing at any time under the Revolving Facility is limited to a borrowing base valuation of the Company’s eligible accounts receivable. On the SVB Closing Date, $30.0 million of the Term Facility and $11.5 million of the Revolving Facility, were advanced, to pay off the CRG Loan, including the accrued interest through that date. The Revolving Facility is classified as short-term borrowings in the consolidated balance sheets.

The loans under the Credit Facilities are due and payable on January 1, 2027 (the SVB Maturity Date). The Credit Facilities bear interest that is payable monthly in arrears at a per annum rate (subject to increase during an event of default) equal to (i) with respect to the Term Facility, the greater of (x) the Wall Street Journal prime rate plus 2.25% and (y) 5.50% and (ii) with respect to the Revolving Facility, the Wall Street Journal Prime Rate. An unused commitment fee of 0.25% per annum applies to unutilized borrowing capacity under the Revolving Facility. Commencing on February 1, 2024, the Company is required to repay the principal of the Term Facility in 36 consecutive equal monthly installments. At maturity or if earlier prepaid, the Company will also be required to pay an exit fee equal to 2.00% of the aggregate principal amount of the Term Facility.

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

On March 7, 2023, the Company and SVB entered into an amendment to the SVB Loan Agreement, modifying the quarterly financial covenants of the agreement. Pursuant to the amendment, commencing upon December 31, 2022, the Company is required to maintain, at all times, unrestricted and unencumbered cash and cash equivalents in an amount equal to the greater of (i) $50,000,000 and (ii) the Company’s six-month Cash Burn (as defined in the SVB Loan Agreement).

Amortization of debt discount under the SVB Loan Agreement totaled $222,000 for the year ended December 31, 2022. Commitment fees under the revolving facility were $19,000.

The Company’s scheduled principal payments for debt at December 31, 2022 were as follows (in thousands):

2023	—
2024	9,167
2025	10,000
2026	10,000
2027	833
Thereafter	—
Total	$30,000

11.
Stockholders’ Equity

Equity Financings

Common Stock Offerings

There were no equity financings during the year ended December 31, 2022.

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

ATM Facility

In August 2020, the Company entered into an at-the-market facility (the ATM Facility) with Cantor Fitzgerald & Co (Cantor). Pursuant to the ATM Facility, the Company may, at its option, offer and sell shares of its common stock from time to time, through or to Cantor, acting as sales agent. The Company will pay Cantor a commission of 3.0% of the gross proceeds from any future sales of such shares.

During the year ended December 31, 2022, the Company did not sell any shares of its common stock under the ATM Facility.

During the year ended December 31, 2021, the Company sold 48,538 shares of its common stock at a weighted average price of $11.37 per share for gross proceeds of approximately $552,000. Share issue costs, including sales agent commissions, totaled approximately $53,000 for the year ended December 31, 2021.

Warrants to Purchase Common Shares

The following table provides a reconciliation of fixed price warrants to purchase shares of the Company’s common stock for the years ended December 31, 2022 and 2021:

	Year Ended		Year Ended
	December 31,		December 31,
	2022		2021
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of period	48,683	$12.33	48,683	$12.33
Balance and exercisable at end of period	48,683	$12.33	48,683	$12.33

Pursuant to a credit agreement, the Company issued a warrant to SWK to purchase (i) 40,910 shares of the Company’s common stock on March 28, 2018 at an exercise price of $11.00 per share with a seven-year term and (ii) 7,773 shares of the Company’s common stock on June 26, 2018 at an exercise price of $19.30 per share with a seven-year term. At December 31, 2022, the weighted average remaining life of the warrant was approximately 2.3 years.

12.
Share-Based Payment Awards

Equity Incentive Plans

The 2016 Long-Term Incentive Plan (the 2016 Plan), approved by the Company’s stockholders on December 12, 2016 (the Adoption Date), provides for the issuance of up to 300,000 shares of the Company’s common stock reserved for issuance under the 2016 Plan plus any additional shares of the Company’s common stock that were available for grant under the 2008 Incentive Plan (the 2008 Plan) at the Adoption Date or would otherwise become available for grant under the 2008 Plan as a result of subsequent termination or forfeiture of awards under the 2008 Plan. At the Company’s Annual Meeting of Stockholders held on June 25, 2019, the Company’s stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance by 1,100,000 shares. At the Company’s Annual Meeting of Stockholders held on June 22, 2021, the Company’s stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance by 2,500,000 shares. At the Company’s Special Meeting of Stockholders held on November 10, 2022, the Company’s stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance by 2,000,000 shares. At December 31, 2022, a total of 2.1 million shares were available for new awards.

Starting March 2022, the Company also granted non-statutory stock options to new employees as inducement awards to enter into employment with the Company. The grants were approved by the Compensation Committee of the Board of Directors and awarded in accordance with Nasdaq Listing Rule 5635(c)(4). Although not awarded under the 2016 Plan or the 2008 Plan, the grants are subject to and governed by the terms and conditions of the 2016 Plan.

Stock Options

The following table provides a reconciliation of stock option activity under the Company’s equity incentive plans and for inducement awards for the year ended December 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2022	2,517,680	$16.49
Granted	1,868,400	10.05
Exercised	(4,479)	9.20
Forfeited	(284,010)	12.91
Expired	(15,036)	21.24
Outstanding at December 31, 2022	4,082,555	$13.79	7.88	$20,555
Exercisable at December 31, 2022	1,567,503	$18.54	6.24	$—

The Company has granted stock options with 25% of the option vesting after one year followed by ratable monthly vesting over the remaining three years. Nonemployee awards are granted similar to the Company’s employee awards. All option grants have a 10-year term. Options to purchase a total of 732,000 shares of the Company’s common stock vested during the year ended December 31, 2022. Starting February 2021, the Company (i) ceased vesting ratable monthly over four years and (ii) retained 25% vesting after one year followed by ratable monthly vesting over the remaining three years.

In determining the grant date fair value of option awards during the years ended December 31, 2022 and 2021, the Company applied the Black-Scholes option pricing model based on the following key assumptions:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Option life (in years)	5.50 - 6.09	4.75 - 6.08
Stock volatility	76% - 78%	72% - 83%
Risk-free interest rate	1.46% - 4.15%	0.42% - 1.44%
Expected dividends	0.0%	0.0%

The following table summarizes information about employee, non-executive director and external consultant stock options for the years ended December 31, 2022 and 2021 (in thousands except per share amounts):

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Weighted average grant date fair value per share	$6.79	$8.20
Total cash received from exercise of stock options	41	100
Total intrinsic value of stock options exercised	14	10

Time-Vested Restricted Stock Units

Time-vested restricted stock units (RSUs) issued to date under the 2016 Plan generally vest on a ratable annual basis over three years. The related stock-based compensation expense is recorded over the requisite service period, which is the vesting period. The fair value of all time-vested RSUs is based on the closing share price of the Company’s common stock on the date of grant.

The following table provides a reconciliation of RSU activity under the 2016 Plan for the year ended December 31, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	291,575	$13.19
Granted	415,500	10.06
Vested	(155,660)	13.25
Forfeited	(42,245)	10.93
Nonvested at December 31, 2022	509,170	$10.81

At December 31, 2022, the weighted average remaining vesting term of the RSUs was 1.4 years.

Employee Stock Purchase Plan

On June 25, 2019, the Company’s stockholders approved the adoption of the EyePoint Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan (the ESPP) and authorized up to 110,000 shares of common stock reserved for issuance to participating employees. At the Company’s Annual Meeting of Stockholders held on June 22, 2021, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares authorized for issuance by 250,000 shares. The ESPP allows qualified participants to purchase the Company’s common stock twice a year at 85% of the lesser of the average of the high and low sales price of the Company’s common stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period. The number of shares of the Company’s common stock each employee may purchase under this plan, when combined with all other employee stock purchase plans, is limited to the lower of an aggregate fair market value of $25,000 during each calendar year, or 5,000 shares of the Company’s common stock in any one offering period. The Company has maintained consecutive six-month offering periods since August 1, 2019. As of December 31, 2022, 47,787 shares of the Company’s common stock were issued pursuant to the ESPP.

The Company estimated the fair value of the option component of the ESPP shares at the date of grant using a Black-Scholes valuation model. For the years ended December 31, 2022 and 2021, the compensation expense from ESPP shares was $169,000 and $113,000, respectively.

Stock-Based Compensation Expense

The Company’s consolidated statements of comprehensive loss included total compensation expense from stock-based payment awards for the years ended December 31, 2022 and 2021, respectively, as follows (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Compensation expense included in:
Research and development	$6,130	$2,294
Sales and marketing	1,650	1,187
General and administrative	6,397	3,966
Total stock-based compensation expense	$14,177	$7,447

At December 31, 2022, there was approximately $10.4 million of unrecognized compensation expense related to outstanding equity awards under the 2016 Plan, the 2008 Plan, the inducement awards and the ESPP that is expected to be recognized as expense over a weighted average period of approximately 1.6 years.

13.
License and Asset Purchase Agreements

Aerpio Pharmaceuticals, Inc.

In August 2021, the Company entered into an Asset Purchase Agreement with Aerpio Pharmaceuticals, Inc. (Aerpio), pursuant to which Aerpio sold to the Company all of its right, title and interest in and to certain of its patents and patent applications and other intellectual property, including but not limited to patents covering certain human protein tyrosine phosphate inhibitors and methods of use.

In consideration for the rights purchased from Aerpio, the Company made a one time, non-refundable, non-creditable upfront cash payment of $450,000 to Aerpio in August 2021. The Company recorded $0 and $450,000 of R&D expense for the years ended December 31, 2022 and 2021, respectively, due to the early stage of its preclinical drug development activities.

Exclusive License Agreement with Equinox Science, LLC

In February 2020, the Company entered into an Exclusive License Agreement (the Equinox License Agreement) with Equinox, pursuant to which Equinox granted the Company an exclusive, sublicensable, royalty-bearing right and license to certain patents and other Equinox intellectual property to research, develop, make, have made, use, sell, offer for sale and import the compound vorolanib and any pharmaceutical products comprising the compound for local delivery to the eye for the prevention or treatment of age-related macular degeneration, diabetic retinopathy and retinal vein occlusion using the Company’s proprietary localized delivery technologies (the Original Field), in each case, throughout the world except China, Hong Kong, Taiwan and Macau (the Territory).

In consideration for the rights granted by Equinox, the Company (i) made a one time, non-refundable, non-creditable upfront cash payment of $1.0 million to Equinox in February 2020, and (ii) agreed to pay milestone payments totaling up to $50 million upon the achievement of certain development and regulatory milestones, consisting of (a) completion of a Phase II clinical trial for the compound or a licensed product, (b) the filing of an NDA or foreign equivalent for the compound or a licensed product in the United States, European Union or United Kingdom and (c) regulatory approval of the compound or a licensed product in the United States, European Union or United Kingdom.

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

No R&D expense was recorded for the years ended December 31, 2022 and 2021, respectively, for this license.

14.
Fair Value Measurements

The following tables summarize the Company’s assets by significant categories carried at fair value measured on a recurring basis at December 31, 2022 and 2021, respectively, by valuation hierarchy (in thousands):

	December 31, 2022
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$77,191	$—	$—	$77,191	$77,191	$—
Subtotal	$77,191	$—	$—	$77,191	$77,191	$—
Level 2:
Commercial paper	$18,701	$—	$—	$18,701	$—	$18,701
U.S. Treasury securities	35,266	—	(55)	35,211	4,984	30,227
Subtotal	$53,967	$—	$(55)	$53,912	$4,984	$48,928
Total	$131,158	$—	$(55)	$131,103	$82,175	$48,928

	December 31, 2021
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$155,551	$—	$—	$155,551	$155,551	$—
Subtotal	$155,551	$—	$—	$155,551	$155,551	$—
Level 2:
Commercial paper	$49,514	$—	$—	$49,514	$16,549	$32,965
Subtotal	$49,514	$—	$—	$49,514	$16,549	$32,965
Total	$205,065	$—	$—	$205,065	$172,100	$32,965

At December 31, 2022 and 2021, a total of $77.2 million and $155.6 million, or 93.9% and 90.4% of the Company’s interest-bearing cash equivalent balances, respectively, were concentrated in one institutional money market fund that has investments consisting primarily of certificates of deposit, commercial paper, time deposits, Treasury repurchase agreements and U.S. Treasury securities. A total of $5.0 million and $16.5 million, or 6.1% and 9.6%, of the Company’s interest-bearing cash equivalent balances, respectively, consisted of investment-grade U.S. Treasury securities and commercial paper, respectively. Generally, these deposits may be redeemed upon demand and, therefore, the Company believes they have minimal risk. Marketable securities consist of investments with an original or remaining maturity of greater than three months but less than one year at the date of purchase. The Company had investments of $48.9 million and $33.0 million in marketable securities at December 31, 2022 and 2021, respectively.

The Company’s cash equivalents and marketable securities are classified within Level 1 or Level 2 on the basis of valuations using quoted market prices or alternative pricing sources and models utilizing market observable inputs, respectively. The marketable securities have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and ask prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics and have been classified as Level 2 to determine the valuation for a security.

The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term maturity.

The fair value of the Company’s CRG Loan is determined using a discounted cash flow analysis based on market rates for observable similar instruments as of the consolidated balance sheet dates. Accordingly, the fair value of the CRG Loan is categorized as Level 2 within the fair value hierarchy. At December 31, 2021, the fair value of the CRG Loan was approximately $38.7 million, and the carrying value of the CRG Loan was approximately $38.9 million, and consisted of $36.6 million of its carrying amount as reported in long-term debt, and $2.3 million of debt exit fee as reported in other long-term liabilities on the consolidated balance sheets, respectively. At December 31, 2022, the fair value and the carrying value of the CRG Loan was zero.

The carrying amounts of short-term borrowings and long-term debt under the Company’s SVB Loan Agreement approximate the estimated fair value. These borrowings under the Credit Facilities have a variable interest rate structure and are classified as Level 2 within the fair value hierarchy.

Nonrecurring Fair Value Measurements

For the year ended December 31, 2022, the Company recorded impairment charges of $20.7 million related to DEXYCU intangible assets. As a result, the remaining carrying value associated with DEXYCU intangible assets was reduced to zero (see Note 6).

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

The Company contributed a total of $1.6 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively, in connection with these retirement plans.

16.
Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
U.S. operations	$(102,354)	$(58,517)
Non-U.S. operations	100	100
Loss before income taxes	$(102,254)	$(58,417)

The difference between the Company’s expected income tax benefit, as computed by applying the blended statutory U.S. federal tax rate of 21% for the year ended December 31, 2022 and 21% for the year ended December 31, 2021, to loss before income taxes, and actual income tax benefit is reconciled in the following table (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Income tax benefit at statutory rate	$(21,473)	$(12,268)
State income taxes, net of federal benefit	(5,932)	(2,890)
Non-U.S. income tax rate differential	—	—
Change in fair value of derivative	—	—
Change in federal tax rate	—	—
Research and development tax credits	(1,034)	(693)
Permanent items	1,514	729
Changes in valuation allowance	26,083	15,748
Other, net	842	(626)
Income tax benefit	$—	$—

The significant components of deferred income taxes are as follows (in thousands):

	December 31,	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$88,584	$84,026
Capitalized R&D	12,226	—
Deferred revenue	4,033	4,270
Lease liability	1,793	722
Stock-based compensation	9,461	7,822
Tax credits	6,916	5,446
Other	3,433	3,005
Total deferred tax assets	126,446	105,291
Deferred tax liabilities:
Intangible assets	—	5,963
Right-of-use assets	1,650	615
Total deferred tax liabilities	1,650	6,578
Deferred tax assets, net	124,796	98,713
Valuation allowance	124,796	98,713
Total deferred tax liability	$—	$—

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (TCJA) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to amortize them over five or fifteen years pursuant to IRC Section 174. During 2022, the Company capitalized approximately $49.6 million of research and development expenditures.

The valuation allowance generally reflects limitations on the Company’s ability to use the tax attributes and reduces the value of such attributes to the more-likely-than-not realizable amount. Management assessed the available positive and negative evidence to estimate if sufficient taxable income will be generated to use the existing net deferred tax assets. Based on a weighting of the objectively verifiable negative evidence in the form of cumulative operating losses over the three-year period ended December 31, 2020, management believes that it is not more likely than not that the deferred tax assets will be realized and, accordingly, a full valuation allowance has been established. The valuation allowance increased $26.1 million and $15.7 million for the years ended December 31, 2022 and 2021, respectively, with such increases attributed to the re-measurement of the net deferred tax assets at the year-end dates.

The Company has tax net operating loss and tax credit carry forwards in its individual tax jurisdictions. Including approximately $49.3 million related to the Icon Acquisition at December 31, 2022, the Company had U.S. federal net operating loss carry forwards of approximately $321.6 million. The net operating losses consist of $151.8 million, which expire at various dates between calendar years 2023 and 2038. The utilization of certain of these loss and tax credit carry forwards may be limited by Sections 382 and 383 of the Internal Revenue Code as a result of historical or future changes in the Company’s ownership. At December 31, 2022, the Company had state net operating loss carry forwards of approximately $264.2 million, which expire between 2033 and 2039, as well as U.S. federal and state research and development tax credit carry forwards of approximately $7.2 million, which expire at various dates between calendar years 2022 and 2039. In addition, at December 31, 2022, the Company had net operating loss carry forwards in the UK of £20.9 million (approximately $25.3 million), which are not subject to any expiration dates.

The Company’s U.S. federal income tax returns for calendar years 2003 through 2021 remain subject to examination by the Internal Revenue Service. The Company’s UK tax returns for fiscal years 2006 through 2021 remain subject to examination.

Through December 31, 2022, the Company had no unrecognized tax benefits in its consolidated statements of comprehensive loss and no unrecognized tax benefits in its consolidated balance sheets as of December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, the Company had no accrued penalties or interest related to uncertain tax positions.

17.
Contingencies

Legal Proceedings

The Company is subject to various routine legal proceedings and claims incidental to its business, which management believes will not have a material effect on the Company’s financial position, results of operations or cash flows.

U.S. Department of Justice Subpoena

In August 2022, the Company received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts seeking production of documents related to sales, marketing and promotional practices, including as pertain to DEXYCU® (DOJ Investigation). The Company is cooperating fully with the government in connection with this matter. At this time, the Company is unable to predict the duration, scope or outcome of this matter or whether it could have a material impact on the Company’s financial condition, results of operation or cash flow.

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

Geographic Area Information

The following table summarizes the Company’s revenues and long-lived assets, net by geographic area (in thousands):

	Revenues		Long-Lived Assets, Net
	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021
U.S.	$40,481	$35,988	$1,360	$476
China	823	851	—	—
UK	100	100	—	—
Consolidated	$41,404	$36,939	$1,360	$476

19.
Related Party Transactions

The Chief Executive Officer of the Company joined the Board of Directors of Altasciences Company Inc. (Altasciences) in April 2021. In May 2021, Altasciences acquired Calvert Laboratories, Inc. (Calvert Labs), an entity with which the Company conducts business. The Company recorded $1.7 million of research and development expense in the accompanying consolidated statements of comprehensive loss related to preclinical and analytical services provided by Altasciences for the year ended December 31, 2022, and $1.6 million for the period from May 2021 through December 31, 2021. Additionally, the Company recorded amounts payable of $201,000 and $685,000, and prepaid expenses of $752,000 and $88,000 in the accompanying consolidated balance sheets related to services provided by Altasciences, as of December 31, 2022 and 2021, respectively.

20.
Subsequent Events

On January 23, 2023, the Company entered into a lease agreement with V.E. Properties IX, LLC for its new standalone manufacturing facility, including office and lab space located at 600 Commerce Drive, Northbridge, Massachusetts. The new leased premises will consist of approximately 40,000 square feet. The lease includes a lease term of fifteen years and four months, with two options to extend the lease term for two additional terms of either five years or ten years at 95% of the then-prevailing fair market rent. The lease term will commence upon the substantial completion of construction to prepare the premises for the Company’s intended use, which is currently expected to occur during the second half of 2024, provided, however, that the Company’s obligation to pay base rent will begin four months following the commencement of the lease term. The lease will create significant rights and obligations for the Company, including the payment of base rent on monthly basis, of which the Company estimates will total approximately $40.8 million during the initial noncancellable term of the lease (i.e., fifteen years and four months). The Company is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises.