Form 10-Q
period 2023-03-31
EyePoint Pharmaceuticals, Inc.
filed 2023-05-04
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

There were 34,301,926 shares of the registrant’s common stock, $0.001 par value, outstanding as of April 27, 2023.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$105,765	$95,633
Marketable securities	16,718	48,928
Accounts and other receivables, net	10,422	15,503
Prepaid expenses and other current assets	9,081	9,858
Inventory	4,071	2,886
Total current assets	146,057	172,808
Property and equipment, net	2,609	1,360
Operating lease right-of-use assets	5,777	6,038
Restricted cash	150	150
Total assets	$154,593	$180,356
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,453	$5,919
Accrued expenses	10,485	16,359
Deferred revenue	1,237	1,205
Short-term borrowings	5,295	10,475
Other current liabilities	772	579
Total current liabilities	27,242	34,537
Long-term debt	29,370	29,310
Deferred revenue – noncurrent	13,270	13,557
Operating lease liabilities – noncurrent	5,721	5,984
Other long-term liabilities	600	600
Total liabilities	76,203	83,988
Contingencies (Note 13)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at March 31, 2023 and December 31, 2022; 34,301,926 and 34,082,934 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	34	34
Additional paid-in capital	770,028	766,899
Accumulated deficit	(692,515)	(671,351)
Accumulated other comprehensive income	843	786
Total stockholders' equity	78,390	96,368
Total liabilities and stockholders' equity	$154,593	$180,356

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands except per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Product sales, net	$7,394	$9,010
License and collaboration agreements	34	59
Royalty income	255	225
Total revenues	7,683	9,294
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	640	1,777
Research and development	13,618	9,945
Sales and marketing	5,737	6,693
General and administrative	9,242	8,548
Amortization of acquired intangible assets	—	615
Total operating expenses	29,237	27,578
Loss from operations	(21,554)	(18,284)
Other income (expense):
Interest and other income, net	1,202	61
Interest expense	(812)	(1,194)
Loss on extinguishment of debt	—	(1,559)
Total other income (expense), net	390	(2,692)
Net loss	$(21,164)	$(20,976)
Net loss per share – basic and diluted	$(0.56)	$(0.56)
Weighted average shares outstanding – basic and diluted	37,486	37,253

Net loss	$(21,164)	$(20,976)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax of $0 for periods presented	57	(53)
Comprehensive loss	$(21,107)	$(21,029)

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands except share data)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance at January 1, 2022	33,905,826	$34	$752,602	$(569,097)	$841	$184,380
Net loss	—	—	—	(20,976)	—	(20,976)
Other comprehensive loss	—	—	—	—	(53)	(53)
Employee stock purchase plan	28,504	—	201	—	—	201
Exercise of stock options	4,223	—	40	—	—	40
Vesting of stock units	108,575	—	(250)	—	—	(250)
Stock-based compensation	—	—	3,477	—	—	3,477
Balance at March 31, 2022	34,047,128	$34	$756,070	$(590,073)	$788	$166,819

Balance at January 1, 2023	34,082,934	$34	$766,899	$(671,351)	$786	$96,368
Net loss	—	—	—	(21,164)		(21,164)
Other comprehensive gain	—	—	—	—	57	57
Employee stock purchase plan	63,721	—	248	—	—	248
Exercise of stock options	—	—	—	—	—	—
Vesting of stock units	155,271	—	(169)	—	—	(169)
Stock-based compensation	—	—	3,050	—	—	3,050
Balance at March 31, 2023	34,301,926	$34	$770,028	$(692,515)	$843	$78,390

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(21,164)	$(20,976)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization of intangible assets	—	615
Depreciation of property and equipment	105	81
Amortization of debt discount and premium and discount on available-for-sale marketable securities	(244)	110
Loss on extinguishment of debt	—	1,559
Stock-based compensation	3,050	3,477
Changes in operating assets and liabilities:
Accounts receivable and other current assets	4,932	(2,937)
Inventory	(1,185)	280
Accounts payable and accrued expenses	(2,267)	(2,107)
Right-of-use assets and operating lease liabilities	193	(35)
Deferred revenue	(255)	(225)
Net cash used in operating activities	(16,835)	(20,158)
Cash flows from investing activities:
Purchases of marketable securities	(2,930)	(62,293)
Sales and maturities of marketable securities	35,500	6,000
Purchases of property and equipment	(484)	(149)
Net cash provided by (used in) investing activities	32,086	(56,442)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	30,000
Payment of equity and debt issue costs	—	(352)
Payment of long-term debt	—	(38,235)
Payment of extinguishment of debt costs	—	(2,294)
Borrowings under revolving facility	5,300	11,459
Repayment under revolving facility	(10,480)	(984)
Net settlement of stock units to satisfy statutory tax withholding	(169)	(250)
Proceeds from exercise of stock options	248	241
Principal payments on finance lease obligations	(18)	(33)
Net cash used in financing activities	(5,119)	(448)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,132	(77,048)
Cash, cash equivalents and restricted cash at beginning of period	95,783	178,743
Cash, cash equivalents and restricted cash at end of period	$105,915	$101,695
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$105,765	$101,545
Restricted cash	150	150
Total cash, cash equivalents and restricted cash at end of period	$105,915	$101,695
Supplemental cash flow information:
Cash interest paid	$740	$941
Supplemental disclosure of non-cash investing and financing activities:
Debt issue costs	$—	$244
Accrued term loan exit fee	$—	$600

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Operations

The accompanying condensed consolidated financial statements of EyePoint Pharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, the Company), as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2022, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods indicated. The preparation of financial statements in accordance with United States (U.S.) generally accepted accounting principles requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year or any future period.

The Company is committed to developing and commercializing therapeutics to help improve the lives of patients with serious eye disorders. The Company’s pipeline leverages its proprietary erodible DURASERT E™ technology (Durasert E) for sustained intraocular drug delivery including EYP-1901, an investigational sustained delivery intravitreal treatment currently in Phase 2 clinical trials for wet age-related macular degeneration (wet AMD), the leading cause of vision loss among people 50 years of age and older in the United States and non-proliferative diabetic retinopathy (NPDR), a largely untreated disease due to limitations of available therapies. The Company also commercializes YUTIQ®, a once every three-year treatment for chronic non-infectious uveitis affecting the posterior segment of the eye that utilizes a non-erodible formulation of Durasert. YUTIQ is currently being sold in the United States and the Company has focused on its use with both uveitis and retinal specialist physicians. DEXYCU®, a single-dose treatment for postoperative inflammation following ocular surgery, is also being sold in the United States, but no longer actively marketed in the United States due to loss of pass-through reimbursement by the Center for Medicare & Medicaid Services (CMS) as of January 1, 2023.

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

Effects of the COVID-19 Coronavirus Pandemic

The ongoing COVID-19 coronavirus pandemic (the Pandemic) has had a material and adverse impact on the Company’s business pursuant to a reduction in physician office visits impacting YUTIQ. Going forward, the duration and full extent to which the Pandemic impacts the Company’s business, revenues, financial condition and cash flows depend on future developments that are highly uncertain, subject to change and are difficult to predict, including new information that may emerge concerning the Pandemic, and may cause intermittent or prolonged periods of reduced patient services at the Company’s customers’ facilities, which may negatively affect customer demand. The Company’s revenues, financial condition and cash flows may be adversely affected in the future as well. The Company is continuously monitoring the Pandemic and its potential effect on the Company’s financial position, results of operations and cash flows. Although the U.S. government has announced the termination of the public health emergency associated with the Pandemic as of May 2023, there remains an uncertainty about the potential future impact of the Pandemic on the Company’s business. This uncertainty could have an impact in future periods on certain estimates used in the preparation of the Company’s periodic financial results, including reserves for variable consideration related to product sales, realizability of certain receivables and assessment for excess or obsolete inventory. Uncertainty around the extent and length of time of the Pandemic, and any future related financial impact cannot be reasonably estimated at this time.

Liquidity

The Company had cash, cash equivalents and investments in marketable securities of $122.5 million at March 31, 2023. The Company has a history of operating losses and has not had significant recurring cash inflows from revenue. The Company’s operations have been financed primarily from sales of its equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from its collaboration partners. The Company anticipates that it will continue to incur losses as it continues the research and development of its product candidates, and the Company does not expect revenues from its product sales to generate sufficient funding to sustain its operations in the near-term. The Company expects to continue fulfilling its funding needs through cash inflows from revenues of its product sales, licensing and research collaboration transactions, additional equity capital raises and other arrangements. The Company believes that its cash, cash equivalents and investments in marketable securities of $122.5 million at March 31, 2023 coupled with expected net cash inflows from its product sales will enable the Company to fund its current and planned operations for at least the next twelve months from the date these consolidated financial statements were issued. Actual cash requirements could differ from management’s projections due to many factors, including the uncertainty and potential effect of the Pandemic on the Company’s business and the medical community, the timing and results of the Company’s clinical trials for EYP-1901, additional investments in research and development programs, the success of ongoing commercialization efforts for YUTIQ, the actual costs of these ongoing commercialization efforts, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2023.

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

For the three months ended March 31, 2023 and 2022, the Company accrued DEXYCU product revenue-based royalty expense of $1,000 and $674,000, respectively, as a component of cost of sales.

3.
Revenue

Product Revenue Reserves and Allowances

As of March 31, 2023, the Company’s product revenues have been primarily from sales of YUTIQ in the U.S. (See Note 1).

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2023 and 2022 (in thousands):

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2023	$859	$158	$871	$1,888
Provision related to sales in the current year	823	—	—	823
Adjustments related to prior period sales	40	(40)	(18)	(18)
Deductions applied and payments made	(846)	(103)	(32)	(981)
Ending balance at March 31, 2023	$876	$15	$821	$1,712

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2022	$1,153	$1,821	$379	$3,353
Provision related to sales in the current year	2,674	2,003	140	4,817
Adjustments related to prior period sales	—	—	—	—
Deductions applied and payments made	(1,904)	(1,693)	(87)	(3,684)
Ending balance at March 31, 2022	$1,923	$2,131	$432	$4,486

Returns are recorded as a reduction of accounts receivable on the condensed consolidated balance sheets. Chargebacks, discounts and fees and rebates are recorded as a component of accrued expenses on the condensed consolidated balance sheets (See Note 6).

License and Collaboration Agreements and Royalty Income

SWK Royalty Purchase Agreement

Pursuant to a royalty purchase agreement (RPA) with SWK Funding LLC (SWK), the Company sold its right to receive royalty payments on future sales of products subject to a licensing and development agreement, as amended, with Alimera Sciences, Inc. (Alimera) (the Amended Alimera Agreement) for an upfront cash payment of $16.5 million. The Company classified the proceeds received from SWK as deferred revenue. The Company recognized $255,000 and $225,000 of royalty revenue related to the RPA for the three months ended March 31, 2023 and 2022, respectively, in connection with the royalty payment of $727,000 and $724,000 for the three months ended March 31, 2023 and 2022 from Alimera to SWK, pursuant to the Amended Alimera Agreement, respectively. As of March 31, 2023, the Company had $1.2 million and $13.3 million as current and non-current deferred revenue recognized under the RPA, respectively. As of December 31, 2022, the Company classified $1.2 million and $13.6 million as current and non-current deferred revenue recognized under the RPA, respectively.

Ocumension Therapeutics

Pursuant to license agreements and a Memorandum of Understanding signed with the Company, Ocumension Therapeutics (Ocumension) has:

•
An exclusive license for the development and commercialization of its three-year micro insert using the Durasert technology for the treatment of posterior segment uveitis of the eye (YUTIQ in the U.S.) in Mainland China, Hong Kong, Macau and Taiwan at its own cost and expense in return for royalties based on sales with the Company supplying products for clinical trials and commercial sale;
•
An exclusive license for the development and commercialization in Mainland China, Hong Kong, Macau and Taiwan of DEXYCU for the treatment of post-operative inflammation following ocular surgery at its own cost and expense in return for royalties based on sales with the Company supplying product for clinical trials and commercial sale; and
•
Exclusive rights to develop and commercialize YUTIQ and DEXYCU products under its own brand names in South Korea and other jurisdictions across Southeast Asia in Brunei, Burma (Myanmar), Cambodia, Timor-Leste, Indonesia, Laos, Malaysia, the Philippines, Singapore, Thailand and Vietnam, at its own cost and expense in return for royalties based on sales with the Company supplying product for clinical trials and commercial sale.

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

During the three months ended March 31, 2023 and 2022, in addition to $11,000 and $56,000 of revenue from product sales, respectively, the Company recognized approximately $30,000 and $59,000 of license and collaboration revenue, respectively, related to additional technical assistance. No royalty income was recorded for the three months ended March 31, 2023 and 2022.

Exclusive License Agreement with Betta Pharmaceuticals, Co., Ltd.

On May 2, 2022, the Company entered into an Exclusive License Agreement (the Betta License Agreement) with Betta Pharmaceuticals Co., Ltd. (Betta), an affiliate of Equinox Sciences, LLC (Equinox) (see Note 11). Under the Betta License Agreement, the Company granted to Betta an exclusive, sublicensable, royalty-bearing license under certain of the Company’s intellectual property to develop, use (but not make or have made), sell, offer for sale and import the Company’s product candidate, EYP-1901, an investigational sustained delivery intravitreal anti-VEGF treatment that combines an erodible formulation of the Company’s proprietary sustained-release technology with the compound vorolanib (the Licensed Product), in the field of ophthalmology (the Betta Field) in the Greater Area of China, including China, the Hong Kong Special Administrative Region, the Macau Special Administrative Region, and Taiwan (the Betta Territory). The Company retained rights under the Company’s intellectual property to, among other things, conduct clinical trials on the Licensed Product in the Betta Field in the Betta Territory.

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

The Company recorded no revenue from product sales, license and collaboration revenue, or royalty income for the three months ended March 31, 2023 and 2022 related to this agreement.

Research Collaborations

The Company from time to time enters into agreements to evaluate the potential use of its technologies for sustained release of third-party partner drug candidates. Consideration received is generally recognized as revenue over the term of the research collaborations. Revenue recognition for consideration, if any, related to a license option right is assessed based on the terms of any such future license agreement or is otherwise recognized at the completion of the research collaborations. No revenue was recorded under research collaborations for the three months ended March 31, 2023 and 2022.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid expenses	$2,443	$2,723
Prepaid clinical	6,638	6,353
Other	—	782
Total prepaid expenses and other current assets	$9,081	$9,858

5.
Inventory

Inventory consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$1,274	$1,410
Work in process	1,600	1,078
Finished goods	1,197	398
Total inventory	$4,071	$2,886

6.
Accrued Expenses

Accrued expenses consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Personnel costs	$4,254	$9,515
Clinical trial costs	3,287	3,308
Professional fees	920	761
Sales chargebacks, rebates and other revenue reserves	891	1,017
Commissions due to DEXYCU commercial partner	249	752
Other	884	1,006
Total accrued expenses	$10,485	$16,359

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

On January 23, 2023, the Company entered into a lease agreement with V.E. Properties IX, LLC for its new standalone manufacturing facility, including office and lab space located at 600 Commerce Drive, Northbridge, Massachusetts. The new leased premises will consist of approximately 40,000 square feet. The lease includes a lease term of fifteen years and four months, with two options to extend the lease term for two additional terms of either five years or ten years at 95% of the then-prevailing fair market rent. The lease term will commence upon the substantial completion of construction to prepare the premises for the Company’s intended use, which is currently expected to occur during the second half of 2024, provided, however, that the Company’s obligation to pay base rent will begin four months following the commencement of the lease term. The lease will create significant rights and obligations for the Company, including the payment of base rent on monthly basis, of which the Company estimates will total approximately $40.8 million during the initial non-cancellable term of the lease (i.e., fifteen years and four months). The Company is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises. As of the date the condensed consolidated financial statements were issued, construction had not yet commenced and a lease commencement date in accordance with ASC 842, Leases, had not occurred, as such, no ROU or lease liability has been recorded as of March 31, 2023.

The Company identified and assessed the following significant assumptions in recognizing its ROU assets and corresponding lease liabilities:

•
As the Company’s leases do not specify an implicit rate, the Company estimated its incremental borrowing rate to calculate the present value of the lease payments. The Company utilized the borrowing rate under its CRG term loan facility (see Note 8) in the overall assessment of the discount rate for all leases, with the exception of the amendment dated March 8, 2022, for which the Company utilized the borrowing rate under its SVB term loan facility (see Note 8) in the overall assessment of the discount rate.
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

As of March 31, 2023, the weighted average remaining term of the Company’s operating leases was 5.0 years and the weighted average discount rate was 5.84%.

Supplemental balance sheet information related to operating leases as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

	March 31,	December 31,
	2023	2022
Other current liabilities – operating lease current portion	$754	$543
Operating lease liabilities – noncurrent portion	5,721	5,984
Total operating lease liabilities	$6,475	$6,527

Operating lease expense recognized related to ROU assets was $355,000 and $229,000, excluding $45,000 and $3,000 of variable lease costs, for each of the three months ended March 31, 2023 and 2022, respectively, which consisted of $291,000 and $159,000 for research and development expense, $0 and $28,000 for sales and marketing expense, and $64,000 and $42,000 for general and administrative expense, respectively, and was included in the Company’s statement of comprehensive loss. Cash paid for amounts included in the measurement of operating lease liabilities was $145,000 and $242,000 for the three months ended March 31, 2023 and 2022, respectively.

The Company’s total future minimum lease payments under non-cancellable leases at March 31, 2023 were as follows (in thousands):

Operating Leases
Remainder of 2023	$765
2024	1,392
2025	1,494
2026	1,589
2027	1,637
Thereafter	693
Total lease payments	$7,570
Less imputed interest	(1,095)
Total	$6,475

8.
Loan Agreements

SVB Loan Agreement

On March 9, 2022 (the SVB Closing Date), the Company entered into a loan and security agreement (the SVB Loan Agreement) with First Citizens BancShares, Inc. (First Citizens) as successor to Silicon Valley Bank (SVB), providing for (i) a senior secured term loan facility of $30.0 million (the Term Facility) and (ii) a senior secured revolving credit facility of up to $15.0 million (the Revolving Facility and together with the Term Facility, the Credit Facilities). The maximum amount available for borrowing at any time under the Revolving Facility is limited to a borrowing base valuation of the Company’s eligible accounts receivable. On the SVB Closing Date, $30.0 million of the Term Facility and $11.5 million of the Revolving Facility, were advanced, to pay off the CRG Loan Agreement, dated February 13, 2019, among the Company, as borrower, CRG Servicing LLC, as administrative agent and collateral agent, and the lenders party thereto from time to time, providing for a senior secured term loan of up to $60 million (CRG Loan), including the accrued interest through that date. The Revolving Facility is classified as short-term borrowings in the condensed consolidated balance sheets.

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

Amortization of debt discount under the SVB Loan Agreement totaled $60,000 and $18,000 for the three months ended March 31, 2023 and 2022. Commitment fees under the revolving facility were immaterial.

The Company’s scheduled principal payments for debt at March 31, 2023 were as follows (in thousands):

Remainder of 2023	$—
2024	9,167
2025	10,000
2026	10,000
2027	833
Total	$30,000

9.
Stockholders’ Equity

Equity Financings

Common Stock Offering

There were no equity financings during the three months ended March 31, 2023 and 2022.

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

During the three months ended March 31, 2023 and 2022, the Company did not sell any shares of its common stock under the ATM Facility.

Warrants to Purchase Common Shares

The following table provides a reconciliation of fixed price warrants to purchase shares of the Company’s common stock for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Balance at beginning of period	48,683	$12.33	48,683	$12.33
Balance and exercisable at end of period	48,683	$12.33	48,683	$12.33

Pursuant to a credit agreement, the Company issued a warrant to SWK Funding LLC to purchase (i) 40,910 shares of the Company’s common stock on March 28, 2018 at an exercise price of $11.00 per share with a seven-year term and (ii) 7,773 shares of the Company’s common stock on June 26, 2018 at an exercise price of $19.30 per share with a seven-year term. At March 31, 2023, the weighted average remaining life of the warrant was approximately 2.03 years.

10.
Share-Based Payment Awards

Equity Incentive Plan

The 2016 Long-Term Incentive Plan (the 2016 Plan), approved by the Company’s stockholders on December 12, 2016 provided for the issuance of up to 300,000 shares of the Company’s common stock plus any additional shares of the Company’s common stock that were available for grant under the 2008 Incentive Plan (the 2008 Plan). Stockholders approved amendments to the 2016 Plan on June 25, 2019, June 22, 2021, and November 10, 2022, respectively, which increased the number of shares authorized for issuance by 1,100,000, 2,500,000, and 2,000,000 shares, respectively. At March 31, 2023, a total of approximately 156,000 shares were available for new awards.

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

Stock Options

The following table provides a reconciliation of stock option activity under the Company’s equity incentive plans and for inducement awards for the three months ended March 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2023	4,082,555	$13.79
Granted	2,003,895	3.27
Exercised	—	—
Forfeited	(17,354)	9.04
Expired	—	—
Outstanding at March 31, 2023	6,069,096	$10.33	8.33	$6
Exercisable at March 31, 2023	2,075,691	$16.73	6.63	$—

The Company has granted stock options with 25% of the option vesting after one year followed by ratable monthly vesting over the remaining three years. Nonemployee awards are granted similar to the Company’s employee awards. All option grants have a 10-year term. Options to purchase a total of 509,000 shares of the Company’s common stock vested during the three months ended March 31, 2023. Starting February 2021, the Company (i) ceased vesting ratable monthly over four years and (ii) retained 25% vesting after one year followed by ratable monthly vesting over the remaining three years.

In determining the grant date fair value of option awards during the three months ended March 31, 2023, the Company applied the Black-Scholes option pricing model based on the following key assumptions:

Option life (in years)	6.08
Stock volatility	78% - 79%
Risk-free interest rate	3.54% - 3.95%
Expected dividends	0.0%

The following table summarizes information about employee, non-executive director and external consultant stock options for the three months ended March 31, 2023 (in thousands except per share amount):

Three Months
Ended
March 31, 2023
Weighted average grant date fair value per share	$2.28
Total cash received from exercise of stock options	—
Total intrinsic value of stock options exercised	—

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

The following table provides a reconciliation of RSU activity under the 2016 Plan for the three months ended March 31, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	509,170	$10.81
Granted	—	—
Vested	(196,102)	11.12
Forfeited	(2,051)	10.74
Nonvested at March 31, 2023	311,017	$10.62

At March 31, 2023, the weighted average remaining vesting term of the RSUs was 1.36 years.

Employee Stock Purchase Plan

On June 25, 2019, the Company’s stockholders approved the adoption of the EyePoint Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan (the ESPP) and authorized up to 110,000 shares of common stock reserved for issuance to participating employees. At the Company’s Annual Meeting of Stockholders held on June 22, 2021, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares authorized for issuance by 250,000 shares. The ESPP allows qualified participants to purchase the Company’s common stock twice a year at 85% of the lesser of the average of the high and low sales price of the Company’s common stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period. The number of shares of the Company’s common stock each employee may purchase under this plan, when combined with all other employee stock purchase plans, is limited to the lower of an aggregate fair market value of $25,000 during each calendar year, or 5,000 shares of the Company’s common stock in any one offering period. The Company has maintained consecutive six-month offering periods since August 1, 2019. During the three-month period ended March 31, 2023, 63,721 shares of the Company’s common stock were issued pursuant to the ESPP.

The Company estimated the fair value of the option component of the ESPP shares at the date of grant using a Black-Scholes valuation model. During the three months ended March 31, 2023 and 2022, the compensation expense from ESPP shares was approximately $47,000 and $33,000.

Stock-Based Compensation Expense

The Company’s condensed consolidated statements of comprehensive loss included total compensation expense from stock-based payment awards for the three months ended March 31, 2023 and 2022, respectively, as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Compensation expense included in:
Research and development	$1,240	$1,473
Sales and marketing	430	409
General and administrative	1,380	1,595
	$3,050	$3,477

At March 31, 2023, there was approximately $11.9 million of unrecognized compensation expense related to outstanding equity awards under the 2016 Plan, the 2008 Plan, the inducement awards and the ESPP that is expected to be recognized as expense over a weighted average period of approximately 1.7 years.

11.
License and Asset Purchase Agreements

Equinox Science, LLC

In February 2020, the Company entered into an Exclusive License Agreement (the Equinox License Agreement) with Equinox, pursuant to which Equinox granted the Company an exclusive, sublicensable, royalty-bearing right and license to certain patents and other Equinox intellectual property to research, develop, make, have made, use, sell, offer for sale and import the compound vorolanib and any pharmaceutical products comprising the compound for local delivery to the eye for the prevention or treatment of age-related macular degeneration, diabetic retinopathy and retinal vein occlusion using the Company’s proprietary localized delivery technologies (the Original Field), in each case, throughout the world except China, Hong Kong, Taiwan and Macau (the Company Territory).

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

No R&D expense was recorded for the three months ended March 31, 2023 and 2022 related to this agreement, as no milestones were achieved.

12.
Fair Value Measurements

The following tables summarize the Company’s assets by significant categories carried at fair value measured on a recurring basis at March 31, 2023 and December 31, 2022 by valuation hierarchy (in thousands):

	March 31, 2023
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$99,794	$—	$—	$99,794	$99,794	$—
Subtotal	$99,794	$—	$—	$99,794	$99,794	$—
Level 2:
Commercial paper	$2,783	$—	$—	$2,783	$—	$2,783
U.S. treasury securities	13,933	2	—	13,935	—	13,935
Subtotal	$16,716	$2	$—	$16,718	$—	$16,718
Total	$116,510	$2	$—	$116,512	$99,794	$16,718

	December 31, 2022
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$77,191	$—	$—	$77,191	$77,191	$—
Subtotal	$77,191	$—	$—	$77,191	$77,191	$—
Level 2:
Commercial paper	$18,701	$—	$—	$18,701	$—	$18,701
U.S. Treasury securities	35,266	—	(55)	35,211	4,984	30,227
Subtotal	$53,967	$—	$(55)	$53,912	$4,984	$48,928
Total	$131,158	$—	$(55)	$131,103	$82,175	$48,928

At March 31, 2023 and December 31, 2022, a total of $99.8 million and $77.2 million, or 100% and 93.9% of the Company’s interest-bearing cash equivalent balances, respectively, were concentrated in one institutional money market fund that had investments consisting primarily of certificates of deposit, commercial paper, time deposits, Treasury repurchase agreements and U.S. Treasury securities. At March 31, 2023, the Company has no interest-bearing cash equivalent balance consisting of investment-grade U.S. Treasury securities. At December 31, 2022, a total of $5.0 million, or 6.1%, of the Company’s interest-bearing cash equivalent balances, respectively, consisted of investment-grade U.S. Treasury securities. Generally, these deposits may be redeemed upon demand and, therefore, the Company believes they have minimal risk. Marketable securities consist of investments with an original or remaining maturity of greater than three months but less than one year at the date of purchase. The Company had investments of $16.7 million and $48.9 million in marketable securities at March 31, 2023 and December 31, 2022, respectively.

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

U.S. Department of Justice Subpoena

In August 2022, the Company received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts seeking production of documents related to sales, marketing and promotional practices, including as pertain to DEXYCU® (DOJ Investigation). The Company is cooperating fully with the government in connection with this matter. At this time, the Company is unable to predict the duration, scope or outcome of this matter or whether it could have a material impact on the Company's financial condition, results of operation or cash flow.

14.
Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by adding to the basic weighted average number of common shares outstanding the total number of dilutive common equivalent shares using the treasury stock method, unless the effect is anti-dilutive. Potentially dilutive shares were not included in the calculation of diluted net loss per share for each of the three months ended March 31, 2023 and 2022 as their inclusion would be anti-dilutive.

Potential common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	Three Months Ended March 31,
	2023	2022
Stock options	6,069,096	3,974,102
ESPP	19,539	7,964
Warrants	48,683	48,683
Restricted stock units	311,017	559,586
	6,448,335	4,590,335

15.
Related Party Transactions

The Chief Executive Officer of the Company joined the Board of Directors of Altasciences Company Inc. (Altasciences) in April 2021. In May 2021, Altasciences acquired Calvert Laboratories, Inc. (Calvert Labs), an entity with which the Company conducts business. The Company recorded $377,000 and $427,000 of research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss related to preclinical and analytical services provided by Altasciences for the three months ended March 31, 2023 and 2022, respectively. Additionally, the Company recorded amounts payable of $304,000 and $201,000, and prepaid expenses of $721,000 and $752,000 in the accompanying condensed consolidated balance sheets related to services provided by Altasciences, as of March 31, 2023 and December 31, 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements give our current expectations or forecasts of future events and are not statements of historical or current facts. These statements include, among others, statements about:

•
the potential for EYP-1901, as an investigational sustained delivery intravitreal treatment deploying an erodible Durasert E insert of vorolanib, a selective and patented tyrosine kinase inhibitor (TKI) targeting wet age-related macular degeneration (wet AMD), non-proliferative diabetic retinopathy (NPDR) and Diabetic Macular Edema (DME);
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
•
our ability to manufacture YUTIQ, EYP-1901 or any future products or product candidates, in sufficient quantities and quality;
•
our belief that our cash, cash equivalents, and investments in marketable securities with First Citizens BancShares, Inc. (First Citizens), as successor to Silicon Valley Bank (SVB), of $122.5 million at March 31, 2023, and all amounts and anticipated net cash inflows from product sales will fund our operating plan into the second half of 2024, under current expectations regarding the timing and outcomes of our Phase 2 clinical trials for EYP-1901;
•
our expectations regarding the cost and availability of credit that could be required in the event the Company’s existing funding under the existing Loan and Security Agreement with, initially with First Citizens (as successor to SVB), becomes unavailable;
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
•
our expectations regarding our ability to obtain and adequately maintain sufficient intellectual property protection for EYP-1901 and YUTIQ and any future products or product candidates, and to avoid claims of infringement of third-party intellectual property rights;
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
•
our ability to successfully produce sufficient commercial quantities of YUTIQ and to grow YUTIQ revenue and market share in the U.S.;
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

We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The risks set forth under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 describe major risks to our business, and you should read and interpret any forward-looking statements together with these risks. A variety of factors, including these risks, could cause our actual results and other expectations to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

Our forward-looking statements speak only as of the dates on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes makes it clear that any projected results expressed or implied in such statements will not be realized.

DEXYCU®, YUTIQ®, DURASERT® and DURASERT E™ are our trademarks. Retisert® and Vitrasert® are Bausch & Lomb’s trademarks. ILUVIEN® is Alimera Sciences Inc.’s trademark. Verisome® is a trademark owned by Ramscor, Inc. and exclusively licensed to us. The reports we file or furnish with the SEC, including this Quarterly Report on Form 10-Q, also contain trademarks, trade names and service marks of other companies, which are the property of their respective owners.

Our Business

Overview

We are a company committed to developing and commercializing innovative therapeutics to help improve the lives of patients with serious eye disorders. Our pipeline leverages our proprietary erodible DURASERT E™ technology for sustained intraocular drug delivery including EYP-1901, an investigational sustained delivery intravitreal anti-VEGF treatment currently in Phase 2 clinical trials for wet AMD, the leading cause of vision loss among people 50 years of age and older in the United States, and NPDR. We also commercialize YUTIQ®, a once every three-year treatment for posterior segment uveitis in the United States. DEXYCU®, a single-dose treatment for postoperative inflammation following ocular surgery, is also being sold in the United States, but no longer actively marketed in the United States due to loss of pass-through reimbursement by the Center for Medicare & Medicaid Services (CMS) as of January 1, 2023.

Recent Developments

•
Customer demand for YUTIQ in Q1 2023, represented as units purchased by physicians from our distributors, was up 43% over Q1 2022, driven by underlying growth and demand from retinal specialists.

R&D Highlights

•
In March 2023, we completed enrollment in the Phase 2 "Durasert® and Vorolanib in Ophthalmology 2" (DAVIO 2) clinical trial evaluating EYP-1901 as a potential six-month maintenance treatment for wet age-related macular degeneration (wet AMD). The trial exceeded its original target of 144 patients, enrolling a total of 160 patients. All patients were previously treated with a standard-of-care anti-VEGF therapy and were randomly assigned to one of two doses of EYP-1901 or to an aflibercept on-label control.
•
Phase 2 PAVIA clinical trial evaluating EYP-1901 in non-proliferative diabetic retinopathy (NPDR) enrollment completion is expected in 2Q 2023, versus 4Q 2023, due to accelerated enrollment and trial size reduction to a minimum of 60 patients based on body of evidence and proof of concept for vorolanib in DAVIO 1 and ongoing DAVIO 2 trial in wet AMD.
•
In February 2023, we entered into a research collaboration with Rallybio to evaluate sustained delivery of their inhibitor of complement component 5 (C5) using our proprietary Durasert technology for sustained intraocular drug delivery. The initial focus will be on geographic atrophy, an advanced form of age-related macular degeneration that leads to irreversible vision loss.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires that we make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates, judgments and assumptions on historical experience, anticipated results and trends, and on various other factors that we believe are reasonable under the circumstances at the time. By their nature, these estimates, judgments and assumptions are subject to an inherent degree of uncertainty. Actual results may differ from our estimates under different assumptions or conditions. In our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, we set forth our critical accounting policies and estimates, which included revenue recognition, reserves for variable consideration associated with our commercial revenue and recognition of expense in outsourced clinical trial agreements. See Note 2 of the notes to our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q for a description of our accounting policies and estimates for reserves for variable consideration related to product sales.

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022:

	Three Months Ended
	March 31,		Change
	2023	2022	Amounts	%

Revenues:
Product sales, net	$7,394	$9,010	$(1,616)	-18%
License and collaboration agreements	34	59	(25)	-42%
Royalty income	255	225	30	13%
Total revenues	7,683	9,294	(1,611)	-17%
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	640	1,777	(1,137)	-64%
Research and development	13,618	9,945	3,673	37%
Sales and marketing	5,737	6,693	(956)	-14%
General and administrative	9,242	8,548	694	8%
Amortization of acquired intangible assets	—	615	(615)	-100%
Total operating expenses	29,237	27,578	1,659	6%
Loss from operations	(21,554)	(18,284)	(3,270)	18%
Other income (expense):
Interest and other income, net	1,202	61	1,141	1870%
Interest expense	(812)	(1,194)	382	-32%
Loss on extinguishment of debt	—	(1,559)	1,559	100%
Total other income (expense), net	390	(2,692)	3,082	-114%
Net loss	$(21,164)	$(20,976)	$(188)	1%
Net loss per share - basic and diluted	$(0.56)	$(0.56)	$(0.00)	0%
Weighted average shares outstanding - basic and diluted	37,486	37,253	233	1%

Net loss	$(21,164)	$(20,976)	$(188)	1%

Product Sales, Net

Product sales, net represents the gross sales of YUTIQ and DEXYCU less provisions for product sales allowances. Product sales, net decreased by $1.6 million, or 18%, to $7.4 million for the three months ended March 31, 2023 compared to $9.0 million for the three months ended March 31, 2022. This decrease was driven by a significant reduction in DEXYCU sales due to the loss of pass-through reimbursement as of January 1, 2023.

Customer demand has a direct impact on product orders from our specialty distributors that we record as net product sales. Net product revenue represents product purchased by our distributors whereas customer demand represents purchases of product by physician practices and ASCs from our specialty distributors.

License and Collaboration Agreement

License and collaboration agreement revenues decreased by $25,000, or 42%, to $34,000 for the three months ended March 31, 2023 compared to $59,000 for the three months ended March 31, 2022.

Royalty Income

Royalty income increased by $30,000, or 13%, to $255,000 for the three months ended March 31, 2023 compared to $225,000 for the three months ended March 31, 2022. The increase was attributable to higher non-cash Alimera royalties payable to SWK.

Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Cost of sales, excluding amortization of acquired intangible assets, decreased by $1.1 million, or 64%, to $640,000 for the three months ended March 31, 2023 from $1.8 million for the three months ended March 31, 2022. This decrease was primarily attributable to reduced revenue and associated costs for costs of goods, royalties, and distribution fees.

Research and Development

Research and development expenses increased by $3.7 million, or 37%, to $13.6 million for the three months ended March 31, 2023 from $9.9 million for the same period in the prior year. This increase was attributable primarily to (i) $3.1 million in increased clinical trial costs, primarily related to the continuation of our Phase 2 DAVIO2 and PAVIA clinical trials and (ii) $672,000 of personnel related costs for investment in new employees across the research and clinical organizations, including a decrease of $233,000 of stock based compensation. These increases were partially offset by a decrease of $145,000 in other expenses.

Sales and Marketing

Sales and marketing expenses decreased by $1.0 million, or 14%, to $5.7 million for the three months ended March 31, 2023 from $6.7 million for the same period in the prior year. This decrease was primarily attributable to lower DEXYCU promotional activities, including (i) a $1.3 million decrease of DEXYCU commissions, (ii) a $160,000 decrease in DEXYCU marketing and promotional expense, (iii) a $106,000 decrease in other marketing and related expenses not specific to DEXYCU. These decreases were partially offset by $648,000 of higher personnel costs related to investment in the YUTIQ commercial organization, including $22,000 of stock-based compensation.

General and Administrative

General and administrative expenses increased by $694,000, or 8%, to $9.2 million for the three months ended March 31, 2023 from $8.5 million for the same period in the prior year. This increase was attributable primarily to a $785,000 increase in professional fees, partially offset by a $101,000 decrease in personnel and other general and administrative expenses, including a decrease of $214,000 in stock-based compensation.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets totaled $615,000 for the three months ended March 31, 2022. This amount was attributable to the DEXYCU product intangible asset that resulted from the Icon Acquisition. There was no amortization for the three months ended March 31, 2023 due to the write-off of the DEXYCU intangible asset in Q4 2022.

Interest (Expense) Income

Interest expense totaled $812,000 for the three months ended March 31, 2023. We incurred lower interest expense due to the conversion of debt from the CRG Loan to the SVB Loan in March 2022, which carries a lower interest rate. Interest expense in the three months ended March 31, 2022 was $1.2 million.

Interest income from investments in marketable securities and institutional money market funds increased to $1.2 million for the three months ended March 31, 2023 compared to $61,000 in the prior year quarter, due primarily to an increase in cash invested in marketable securities in the current calendar quarter.

Liquidity and Capital Resources

We have had a history of operating losses and an absence of significant recurring cash inflows from revenue, and at March 31, 2023 we had a total accumulated deficit of $692.5 million. Our operations have been financed primarily from sales of our equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from collaboration partners. In the first quarter of 2019, we commenced the U.S. launch of our first two commercial products, YUTIQ and DEXYCU. However, we have not received sufficient revenues from our product sales to fund operations and we do not expect revenues from our product sales to generate sufficient funding to sustain our operations in the near-term.

Financing Activities

During the three months ended March 31, 2023, we reduced the borrowings on our revolving credit facility by $5.2 million due to lower receivables related to reduced DEXYCU revenues.

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

The SVB Loan Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on our subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, enter into affiliate transactions and change our line of business, in each case, subject to certain exceptions. On March 7, 2023, the Company and SVB entered into an amendment to the SVB Loan Agreement, modifying the quarterly financial covenants of the agreement. Pursuant to the amendment, commencing upon December 31, 2022, the Company is required to maintain, at all times, unrestricted and unencumbered cash and cash equivalents in an amount equal to the greater of (i) $50,000,000 and (ii) the Company’s six-month Cash Burn (as defined in the SVB Loan Agreement).

Future Funding Requirements

At March 31, 2023, we had cash, cash equivalents, and investments in marketable securities of $122.5 million. We expect that our cash and cash equivalents and investments in marketable securities combined with anticipated net cash inflows from net product sales will fund our operating plan into the second half of 2024, under current expectations regarding the timing and outcomes of our Phase 2 clinical trials for EYP-1901. Due to the difficulty and uncertainty associated with the design and implementation of clinical trials, we will continue to assess our cash and cash equivalents and future funding requirements. However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations.

Actual cash requirements could differ from management’s projections due to many factors, including cash generation from sales of YUTIQ, additional investments in research and development programs, clinical trial expenses for EYP-1901, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities. In addition, the Pandemic has had, and may continue to have, a material and adverse impact on our business, including as a result of preventive and precautionary measures that we, other businesses, and governments are taking. Going forward, the duration and full extent to which the Pandemic impacts the Company’s business, revenues, financial condition and cash flows depend on future developments that are highly uncertain, subject to change and are difficult to predict, including new information that may emerge concerning the Pandemic, and may cause intermittent or prolonged periods of reduced patient services at the Company’s customers’ facilities, which may negatively affect customer demand. The Company’s revenues, financial condition and cash flows may be adversely affected in the future as well. The Company is continuously monitoring the Pandemic and its potential effect on the Company’s financial position, results of operations and cash flows. Although the U.S. government has announced its intention to terminate the public health crisis associated with the Pandemic as of May 2023, there remains an uncertainty about the potential future impact of the Pandemic on the Company’s business.

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
5.
the cost of commercialization activities for YUTIQ, including product manufacturing, marketing, sales and distribution;
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

We do not know if additional capital will be available when needed or on terms favorable to us or our stockholders. Collaboration, licensing or other agreements may not be available on favorable terms, or at all. We do not know the extent to which we will receive funds from the commercialization of YUTIQ. If we seek to sell our equity securities, we do not know whether and to what extent we will be able to do so, or on what terms. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and dilute our existing stockholders’ equity, and funding through collaboration, licensing or other commercial agreements may be on unfavorable terms, including requiring us to relinquish rights to certain of our technologies or products. If adequate financing is not available if and when needed, we may delay, reduce the scope of, or eliminate research or development programs, independent commercialization of YUTIQ, or other new products, if any, postpone or cancel the pursuit of product candidates, or otherwise significantly curtail our operations to reduce our cash requirements and extend our capital.

Our consolidated statements of historical cash flows are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022	Change
Cash flows from operating activities:
Net loss	$(21,164)	$(20,976)	$(188)
Changes in operating assets and liabilities	1,418	(5,024)	6,442
Other adjustments to reconcile net loss to cash flows from operating activities:	2,911	5,842	(2,931)
Net cash used in operating activities	$(16,835)	$(20,158)	$3,323
Net cash (used in) provided by investing activities	$32,086	$(56,442)	$88,528
Net cash used in financing activities	$(5,119)	$(448)	$(4,671)

Operating cash outflows for the three months ended March 31, 2023 totaled $16.8 million, primarily due to our net loss of $21.2 million, reduced by $2.9 million of non-cash expenses, which included $3.1 million of stock-based compensation, and $105,000 for depreciation of property and equipment, partially offset by $244,000 for the amortization of debt discount and premium and discount on available-for-sale marketable securities. Net loss was also reduced for changes in operating assets and liabilities of $1.4 million primarily due to lower accounts receivable.

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

For the three months ended March 31, 2023, $32.6 million of net cash was provided by the sales of marketable securities, and $484,000 was used for the purchase of property and equipment.

For the three months ended March 31, 2022, $56.3 million of net cash was used to purchase marketable securities, as well as $149,000 for the purchase of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2023 totaled $5.1 million and consisted of the following:

(i)
$5.2 million used by lower borrowings of the revolving facility.
(ii)
$79,000 net proceeds primarily from the exercise of stock options

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

This section augments and updates certain risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 (the Annual Report). The following risk factor should be read together with the other risk factors disclosed in the Annual Report. In addition to the other information in this Quarterly Report on Form 10-Q, all of the risk factors should be carefully considered in evaluating us and our common stock. Any of these risks, many of which are beyond our control, could materially and adversely affect our financial condition, results of operations or cash flows, or cause our actual results to differ materially from those projected in any forward-looking statements. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not identified below because they are common to all businesses. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. For more information, see “Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

The Company’s ability to access credit on favorable terms, if necessary, for the funding of the Company’s operations and capital projects may be limited due to changes in credit markets.

The Company is party to a Loan and Security Agreement (the Loan and Security Agreement) with First-Citizens Bank & Trust Company (as successor to Silicon Valley Bank). The Loan and Security Agreement provides for (i) a senior secured term loan facility of $30.0 million (the Term Facility) and (ii) a senior secured revolving credit facility of up to $15.0 million (the Revolving Facility and together with the Term Facility, the Credit Facilities). A future violation of any of the covenants in the credit facilities could result in a default under the Loan and Security Agreement that would permit First-Citizens Bank & Trust Company to restrict the Company’s ability to further access the Revolving Line of Credit for loans and letters of credit and require the immediate repayment of any outstanding loans under the agreement. Additionally, the credit markets and the financial services industry have been experiencing disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, diminished liquidity and credit availability and intervention from the U.S. and other governments. Continued concerns about the systemic impact of potential long-term or widespread downturn, energy costs, geopolitical issues, the availability and cost of credit, the global commercial and residential real estate markets and related mortgage markets and reduced consumer confidence have contributed to increased market volatility. The cost and availability of credit has been and may continue to be adversely affected by these conditions. The Company cannot be certain that funding under the revolving credit facility will be available from the Company’s existing financial institutions and the credit markets if needed, and if available, to the extent required and on acceptable terms. If the Company cannot renew or refinance this facility or obtain funding when needed, in each case on acceptable terms, such conditions may have an adverse effect on the Company’s revenues and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1

3.2	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	10-K	09/13/17	3.2

3.3	Certificate of Correction to Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	8-K	04/02/18	3.1

3.4	Certificate of Amendment of Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/27/18	3.1

3.5	By-Laws of EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	3.5

3.6	Amendment No. 1 to the By-Laws of EyePoint Pharmaceuticals, Inc.	8-K	11/06/18	3.1

3.7	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/23/20	3.1

3.8	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	12/08/20	3.1

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1

4.2	Warrant to Purchase Common Stock of pSivida Corp., issued March 28, 2018, to SWK Funding, LLC	8-K	03/29/18	4.1

4.3	Registration Rights Agreement, dated as of March 28, 2018, by and among pSivida Corp. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P.	8-K	03/29/18	10.3

4.4	Second Registration Rights Agreement, dated as of June 25, 2018, by and among EyePoint Pharmaceuticals, Inc. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P. and each other person identified on the signature pages thereto	8-K	06/27/18	10.1

4.5	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	11/19/21	4.1

10.1	First Amendment to Employment Letter Agreement, dated January 3, 2023, by and between EyePoint Pharmaceuticals, Inc. and Nancy Lurker	8-K	01/06/23	10.2

10.2	First Amendment to Employment Agreement, dated January 3, 2023, by and between EyePoint Pharmaceuticals, Inc. and Jay S. Duker	8-K	01/06/23	10.1

10.3	Amended and Restated Employment Agreement, dated January 3, 2023, by and between EyePoint Pharmaceuticals, Inc. and George O. Elston	8-K	01/06/23	10.3

10.4	Amended and Restated Employment Agreement, dated January 3, 2023, by and between EyePoint Pharmaceuticals, Inc. and Scott Jones	8-K	01/06/23	10.4

10.5	Amended and Restated Employment Agreement, dated January 3, 2023, by and between EyePoint Pharmaceuticals, Inc. and Michael C. Pine	10-K	03/10/23	10.19

10.6	Amended and Restated Employment Agreement, dated January 3, 2023, by and between EyePoint Pharmaceuticals, Inc. and Dario Paggiarino	10-K	03/10/23	10.14

10.7	Form of Indemnification Agreement between EyePoint Pharmaceuticals, Inc. and its officers and directors	10-K	03/10/23	10.20

10.8#	Lease Agreement, dated January 23, 2023, between V.E. Properties IX, LLC and EyePoint Pharmaceuticals, Inc.	10-K	03/10/23	10.26

10.9#	Third Amendment to Loan and Security Agreement, dated March 7, 2023, by and among EyePoint Pharmaceuticals, Inc., EyePoint Pharmaceuticals US, Inc., Icon Bioscience, Inc. and Silicon Valley Bank	10-K	03/10/23	10.41

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

EyePoint Pharmaceuticals, Inc.

Date: May 4, 2023	By:	/s/ Nancy Lurker
	Name:	Nancy Lurker
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2023	By:	/s/ George O. Elston
	Name:	George O. Elston
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)