Form 10-Q
period 2023-06-30
EyePoint Pharmaceuticals, Inc.
filed 2023-08-04
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There were 34,984,044 shares of the registrant’s common stock, $0.001 par value, outstanding as of July 28, 2023.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$139,597	$95,633
Marketable securities	2,938	48,928
Accounts and other receivables, net	10,952	15,503
Prepaid expenses and other current assets	9,370	9,858
Inventory	4,261	2,886
Total current assets	167,118	172,808
Property and equipment, net	2,873	1,360
Operating lease right-of-use assets	5,514	6,038
Restricted cash	150	150
Total assets	$175,655	$180,356
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,717	$5,919
Accrued expenses	15,146	16,359
Deferred revenue	42,084	1,205
Short-term borrowings	—	10,475
Other current liabilities	970	579
Total current liabilities	68,917	34,537
Long-term debt	—	29,310
Deferred revenue – noncurrent	44,021	13,557
Operating lease liabilities – noncurrent	5,455	5,984
Other long-term liabilities	—	600
Total liabilities	118,393	83,988
Contingencies (Note 14)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at June 30, 2023 and December 31, 2022; 34,306,118 and 34,082,934 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	34	34
Additional paid-in capital	771,821	766,899
Accumulated deficit	(715,435)	(671,351)
Accumulated other comprehensive income	842	786
Total stockholders' equity	57,262	96,368
Total liabilities and stockholders' equity	$175,655	$180,356

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Product sales, net	$5,273	$11,318	$12,667	$20,328
License and collaboration agreements	3,597	49	3,631	108
Royalty income	235	198	490	423
Total revenues	9,105	11,565	16,788	20,859
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	1,792	1,734	2,432	3,511
Research and development	15,730	12,992	29,348	22,937
Sales and marketing	5,288	6,883	11,025	13,576
General and administrative	9,056	8,557	18,298	17,106
Amortization of acquired intangible assets	—	615	—	1,230
Total operating expenses	31,866	30,781	61,103	58,360
Loss from operations	(22,761)	(19,216)	(44,315)	(37,501)
Other (expense) income:
Interest and other income, net	1,623	362	2,825	423
Interest expense	(435)	(552)	(1,247)	(1,745)
Loss on extinguishment of debt	(1,347)	—	(1,347)	(1,559)
Total other (expense) income, net	(159)	(190)	231	(2,881)
Net loss	$(22,920)	$(19,406)	$(44,084)	$(40,382)
Net loss per share – basic and diluted	$(0.61)	$(0.52)	$(1.17)	$(1.08)
Weighted average shares outstanding – basic and diluted	37,576	37,322	37,531	37,288

Net loss	$(22,920)	$(19,406)	$(44,084)	$(40,382)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities, net of tax of $0 for periods presented	(1)	(186)	56	(239)
Comprehensive loss	$(22,921)	$(19,592)	$(44,028)	$(40,621)

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands except share data)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance at April 1, 2022	34,047,128	$34	$756,070	$(590,073)	$788	$166,819
Net loss	—	—	—	(19,406)	—	(19,406)
Other comprehensive loss	—	—	—	—	(186)	(186)
Issuance of stock, net of issue costs	—	—	20	—	—	20
Employee stock purchase plan	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—
Vesting of stock units	5,488	—	(21)	—	—	(21)
Stock-based compensation	—	—	4,140	—	—	4,140
Balance at June 30, 2022	34,052,616	$34	$760,209	$(609,479)	$602	$151,366

Balance at April 1, 2023	34,301,926	$34	$770,028	$(692,515)	$843	$78,390
Net loss	—	—	—	(22,920)	—	(22,920)
Other comprehensive loss	—	—	—	—	(1)	(1)
Employee stock purchase plan	—	—	—	—	—	—
Exercise of stock options	880	—	5	—	—	5
Vesting of stock units	3,312	—	—	—	—	—
Stock-based compensation	—	—	1,788	—	—	1,788
Balance at June 30, 2023	34,306,118	$34	$771,821	$(715,435)	$842	$57,262

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance at January 1, 2022	33,905,826	$34	$752,602	$(569,097)	$841	$184,380
Net loss	—	—	—	(40,382)	—	(40,382)
Other comprehensive loss	—	—	—	—	(239)	(239)
Issuance of stock, net of issue costs	—	—	20	—	—	20
Employee stock purchase plan	28,504	—	201	—	—	201
Exercise of stock options	4,223	—	40	—	—	40
Vesting of stock units	114,063	—	(271)	—	—	(271)
Stock-based compensation	—	—	7,617	—	—	7,617
Balance at June 30, 2022	34,052,616	$34	$760,209	$(609,479)	$602	$151,366

Balance at January 1, 2023	34,082,934	$34	$766,899	$(671,351)	$786	$96,368
Net loss	—	—	—	(44,084)	—	(44,084)
Other comprehensive gain	—	—	—	—	56	56
Employee stock purchase plan	63,721	—	248	—	—	248
Exercise of stock options	880	—	5	—	—	5
Vesting of stock units	158,583	—	(169)	—	—	(169)
Stock-based compensation	—	—	4,838	—	—	4,838
Balance at June 30, 2023	34,306,118	$34	$771,821	$(715,435)	$842	$57,262

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(44,084)	$(40,382)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization of intangible assets	—	1,230
Depreciation of property and equipment	237	170
Amortization of debt discount and premium and discount on available-for-sale marketable securities	(295)	(4)
Provision for excess and obsolete inventory	693	—
Loss on extinguishment of debt	1,347	1,559
Stock-based compensation	4,838	7,617
Changes in operating assets and liabilities:
Accounts receivable and other current assets	3,953	(9,310)
Inventory	(1,909)	362
Accounts payable and accrued expenses	3,680	(90)
Right-of-use assets and operating lease liabilities	385	(10)
Deferred revenue	71,343	(423)
Net cash provided by (used in) operating activities	40,188	(39,281)
Cash flows from investing activities:
Purchases of marketable securities	(5,851)	(92,087)
Sales and maturities of marketable securities	52,284	36,000
Purchases of property and equipment	(880)	(367)
Net cash provided by (used in) investing activities	45,553	(56,454)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	30,000
Payment of equity and debt issue costs	—	(573)
Payment of long-term debt	(30,000)	(38,235)
Payment of extinguishment of debt costs	(1,350)	(2,294)
Borrowings under revolving facility	5,300	21,934
Repayment under revolving facility	(15,775)	(11,459)
Net settlement of stock units to satisfy statutory tax withholding	(169)	(271)
Proceeds from exercise of stock options	253	241
Principal payments on finance lease obligations	(36)	(67)
Net cash used in financing activities	(41,777)	(724)
Net increase (decrease) in cash, cash equivalents and restricted cash	43,964	(96,459)
Cash, cash equivalents and restricted cash at beginning of period	95,783	178,743
Cash, cash equivalents and restricted cash at end of period	$139,747	$82,284
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$139,597	$82,134
Restricted cash	150	150
Total cash, cash equivalents and restricted cash at end of period	$139,747	$82,284
Supplemental cash flow information:
Cash interest paid	$1,405	$1,349
Supplemental disclosure of non-cash investing and financing activities:
Debt issue costs	$—	$26
Accrued term loan exit fee	$—	$600

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Operations

The accompanying condensed consolidated financial statements of EyePoint Pharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, the Company), as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2022, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods indicated. The preparation of financial statements in accordance with United States (U.S.) generally accepted accounting principles requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the entire 2023 fiscal year or any future period.

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

In May 2023, the Company sold rights to its YUTIQ® (fluocinolone acetonide intravitreal implant) 0.18 mg (YUTIQ) franchise to Alimera Sciences, Inc. (Alimera) for $82.5 million, consisting of a $75.0 million upfront cash payment (Upfront Payment) and an additional $7.5 million payment in equal quarterly installments in 2024. In addition, commencing in 2025, the Company will receive a low-to-mid double-digit royalty on Alimera's related U.S. net sales above defined thresholds for the calendar years 2025-2028.

The Company plans to identify and advance additional product candidates through clinical and regulatory development for its pipeline. This may be accomplished through internal discovery efforts, research collaborations and/or in-licensing arrangements with partner molecules and potential acquisitions of additional products, product candidates or technologies.

Liquidity

The Company had cash, cash equivalents and investments in marketable securities of $142.5 million at June 30, 2023. The Company has a history of operating losses and has not had significant recurring cash inflows from revenue. The Company’s operations have been financed primarily from sales of its equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from its collaboration partners. The Company anticipates that it will continue to incur losses as it continues the research and development of its product candidates, and the Company does not expect revenues to generate sufficient funding to sustain its operations in the near-term. The Company expects to continue fulfilling its funding needs through cash inflows from revenues, licensing and research collaboration transactions, additional equity capital raises and other arrangements. The Company believes that its cash, cash equivalents and investments in marketable securities of $142.5 million at June 30, 2023 will enable the Company to fund its current and planned operations for at least the next twelve months from the date these consolidated financial statements were issued. Actual cash requirements could differ from management’s projections due to many factors, including the timing and results of the Company’s clinical trials for EYP-1901, additional investments in research and development programs, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

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

Product sales, net — The Company sold YUTIQ and DEXYCU primarily to a limited number of specialty distributors and specialty pharmacies (collectively the Distributors) in the U.S., with whom the Company had entered into formal agreements, for delivery to physician practices for YUTIQ and to hospital outpatient departments and ambulatory surgical centers (ASCs) for DEXYCU. The Company recognized revenue on sales of its products when Distributors obtained control of the products, which occurred at a point in time, typically upon delivery. In addition to agreements with Distributors, the Company also entered arrangements with healthcare providers, ASCs and payors that provided for government mandated and/or privately negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s products from Distributors.

Reserves for variable consideration — Product sales were recorded at the wholesale acquisition costs, net of applicable reserves for variable consideration. Components of variable consideration included trade discounts and allowances, provider chargebacks and discounts, payor rebates, product returns and other allowances that were offered within contracts between the Company and its Distributors, payors and other contracted purchasers relating to the Company’s product sales. These reserves, as detailed below, were based on the amounts earned, or to be claimed on the related sales, and were classified either as reductions of product revenue and accounts receivable or a current liability, depending on how the amount was to be settled. Overall, these reserves reflected the Company’s best estimates of the amount of consideration to which it was entitled based on the terms of the respective underlying contracts. The actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the estimates, the Company adjusts product revenue and earnings in the period such variances become known.

Distribution fees — The Company compensated its Distributors for services explicitly stated in the Company’s contracts and were recorded as a reduction of revenue in the period the related product sale was recognized.

Provider chargebacks and discounts — Chargebacks were discounts that represented the estimated obligations resulting from contractual commitments to sell products at prices lower than the list prices charged to the Company’s Distributors. These Distributors charged the Company for the difference between what they paid for the product and the Company’s contracted selling price. These reserves were established in the same period that the related revenue was recognized, resulting in a reduction of product revenue and the establishment of a current liability. Reserves for chargebacks consisted of amounts that the Company expected to pay for units that remained in the distribution channel inventories at each reporting period-end that the Company expected to be sold under a contracted selling price, and chargebacks that Distributors had claimed, but for which the Company had not yet settled.

Government rebates — The Company was subject to discount obligations under state Medicaid programs and Medicare. These reserves were recorded in the same period the related revenue was recognized, resulting in a reduction of product revenue and the establishment of a current liability which was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The Company’s liability for these rebates consisted of invoices received for claims from prior quarters that had not been paid or for which an invoice had not yet been received, estimates of claims for the current quarter, and estimated future claims that would be made for product that had been recognized as revenue, but which remained in the distribution channel inventories at the end of each reporting period.

Payor rebates — The Company contracted with certain private payor organizations, primarily insurance companies, for the payment of rebates with respect to utilization of its products. The Company estimated these rebates and records such estimates in the same period the related revenue was recognized, resulting in a reduction of product revenue and the establishment of a current liability.

Co-Payment assistance — The Company offered co-payment assistance to commercially insured patients meeting certain eligibility requirements. The calculation of the accrual for co-pay assistance was based on an estimate of claims and the cost per claim that the Company expected to receive associated with product that had been recognized as revenue.

Product returns — The Company generally offered a limited right of return based on its returned goods policy, which included damaged product and remaining shelf life. The Company estimated the amount of its product sales that may be returned and recorded this estimate as a reduction of revenue in the period the related product revenue was recognized, as well as reductions to trade receivables, net on the condensed consolidated balance sheets.

License and collaboration agreement revenue — The Company analyzes each element of its license and collaboration arrangements to determine the appropriate revenue recognition. The terms of the license agreement may include payment to the Company of non-refundable upfront license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. The Company recognizes revenue from upfront payments at a point in time, typically upon fulfilling the delivery of the associated intellectual property to the customer. For licenses that are combined with other promises, the Company determines whether the combined performance obligation is satisfied over time or at a point in time, when (or as) the associated performance obligation in the contract is satisfied.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2023.

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

For the three months ended June 30, 2023 and 2022, the Company accrued DEXYCU product revenue-based royalty expense of $0 and $441,000, respectively, as a component of cost of sales. For the six months ended June 30, 2023 and 2022, the Company accrued DEXYCU product revenue-based royalty expense of $1,000 and $1.1 million, respectively, as a component of cost of sales.

3.
Revenue

Product Revenue Reserves and Allowances

For the three-and six-month periods ended June 30, 2023, the Company’s product revenues have been primarily from sales of YUTIQ in the U.S. For the three-and six-month periods ended June 30, 2022, the Company’s product revenues were made up of $7.4 million and $12.0 million from the sales of YUTIQ, and $3.9 million and $8.3 million from the sales of DEXYCU.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2023 and 2022 (in thousands):

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2023	$859	$158	$871	$1,888
Provision related to sales in the current year	1,358	—	—	1,358
Adjustments related to prior period sales	40	(55)	(154)	(169)
Deductions applied and payments made	(1,696)	(103)	(111)	(1,910)
Ending balance at June 30, 2023	$561	$—	$606	$1,167

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2022	$1,153	$1,821	$379	$3,353
Provision related to sales in the current year	6,580	3,554	329	10,463
Adjustments related to prior period sales	—	—	—	—
Deductions applied and payments made	(5,698)	(3,490)	(198)	(9,386)
Ending balance at June 30, 2022	$2,035	$1,885	$510	$4,430

Returns are recorded as a reduction of accounts receivable on the condensed consolidated balance sheets. Chargebacks, discounts and fees and rebates are recorded as a component of accrued expenses on the condensed consolidated balance sheets (See Note 6).

License and Collaboration Agreements and Royalty Income

Alimera Product Rights Agreement and Commercial Supply Agreement

On May 17, 2023 (the Closing Date), the Company entered into a product rights agreement (PRA) with Alimera Sciences, Inc. (Alimera). Under the PRA, the Company granted to Alimera an exclusive and sublicensable right and license (the License) under the Company’s and its affiliates’ interest in certain of the Company’s and its affiliates’ intellectual property to develop, manufacture, sell, commercialize and otherwise exploit certain products, including YUTIQ, for the treatment and prevention of uveitis in the entire world except Europe, the Middle East and Africa (the EMEA). The License also excludes any rights to YUTIQ for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye the Company granted to Ocumension Therapeutics (Ocumension) under the license agreements and a Memorandum of Understanding for YUTIQ (the Ocumension Agreement), pursuant to which rights have been exclusively licensed to Ocumension in China and certain other countries and regions in Asia.

Additionally, pursuant to the PRA, the Company transferred and assigned to Alimera certain assets (the Transferred Assets) and certain contracts with third parties related to YUTIQ, including the new drug application #210331 for YUTIQ (collectively, the Asset Transfer). The Transferred Assets consist primarily of agreements and internally developed intangible assets which have zero carrying value. Pursuant to the PRA, Alimera paid the Company a $75.0 million Upfront Payment. Alimera will also make four quarterly payments of $1.875 million to the Company totaling $7.5 million during 2024. Alimera will also pay royalties to the Company from 2025 to 2028 at a percentage of low-to-mid double digits of Alimera’s related U.S. annual net sales of certain products (including YUTIQ) in excess of certain thresholds, beginning at $70 million in 2025, and increasing annually thereafter. Upon Alimera’s payment of the Upfront Payment and the 2024 quarterly payments, the licenses and rights granted to Alimera will automatically become perpetual and irrevocable.

On the Closing Date, the Company and Alimera also entered into a commercial supply agreement (CSA), pursuant to which, during the term of the PRA, the Company agreed to manufacture and exclusively supply to Alimera agreed-upon quantities of YUTIQ necessary for Alimera to commercialize YUTIQ in the United States at certain cost plus amounts, subject to adjustments set forth in the CSA (the Supply Transaction and together with the License and the Asset Transfer, the Transaction). The initial term of the CSA is two years following the Closing Date, subject to certain changes set forth in the CSA. The CSA shall thereafter automatically renew for successive one (1) year terms; provided, that the term of the CSA automatically terminates upon the successful completion of the transfer of manufacturing for YUTIQ to Alimera or its designee in accordance with the CSA.

In addition, the Company entered into a transition services agreement (TSA) under which the Company agreed to provide agreed upon transition services to Alimera on a cost-plus pricing arrangement for up to six months following the closing of the Transaction.

The Company classified the cash proceeds of the $75.0 million Upfront Payment received from Alimera as deferred revenue at the Closing Date, pursuant to the PRA and the CSA because the License and supply units to be delivered under both agreements comprise a single, combined performance obligation as Alimera will not have the right or ability to manufacture YUTIQ (or have YUTIQ manufactured by a third-party contract manufacturing organization) over the initial two-year term pursuant to the CSA. The combined performance obligation is satisfied over time using the units delivered output method to measure progress based on initial estimated supply units of YUTIQ over the two-year term for purposes of recognizing revenue, such that revenue is recognized based on the value transferred in the form of units of product in the satisfaction of a performance obligation. Through this method, the Company compares the actual units delivered to date with the current estimated total to be delivered in the contractual term to measure the satisfaction of the performance obligation and recognize revenue. The Company will monitor its estimate of total units to be delivered to determine if an adjustment is needed to ensure that revenue is recognized proportionally for units delivered to date relative to the total units expected to be delivered for the combined performance obligation. Such estimates of the total delivery will be reassessed on an ongoing basis. If the Company determines that a change in estimate is necessary, it will adjust revenue using a cumulative catch-up method.

During the three and six months ended June 30, 2023, the Company recognized $215,000 of revenue from sales of product supply to Alimera under the CSA and recorded this amount in product sales, net on the condensed consolidated statements of operations and comprehensive loss. The Company recognized $3.2 million of license and collaboration revenue related to the PRA and the CSA during the three and six months ended June 30, 2023. The Company also recognized approximately $405,000 of license and collaboration revenue, related to additional transitional services. As of June 30, 2023, the Company had $40.8 million and $31.0 million as current and non-current deferred revenue recognized under the PRA, respectively.

SWK Royalty Purchase Agreement

Pursuant to a royalty purchase agreement (RPA) with SWK Funding LLC (SWK), the Company sold its right to receive royalty payments on future sales of products subject to a licensing and development agreement, as amended, with Alimera (the Amended Alimera Agreement) for an upfront cash payment of $16.5 million. The Company classified the proceeds received from SWK as deferred revenue at inception of the RPA and is recognizing revenue as royalty payments are made from Alimera to SWK. The Company recognized $233,000 and $487,000 of royalty revenue related to the RPA for the three and six months ended June 30, 2023, respectively, and $198,000 and $423,000 of royalty revenue related to the RPA for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, the Company had $1.3 million and $13.0 million as current and non-current deferred revenue recognized under the RPA, respectively. As of December 31, 2022, the Company classified $1.2 million and $13.6 million as current and non-current deferred revenue recognized under the RPA, respectively.

Ocumension Therapeutics

Pursuant to license agreements and a Memorandum of Understanding signed with the Company, Ocumension has:

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

The Chief Executive Officer of Ocumension is a member of the Company's board of directors.

During the three and six months ended June 30, 2023, the Company recognized $460,000 and $471,000 of revenue from sales of product supply to Ocumension under the supply agreement and recorded this amount in product sales, net on the condensed consolidated statements of operations and comprehensive loss. The Company recognized approximately $19,000 and $48,000 of license and collaboration revenue, respectively, related to additional technical assistance during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, in addition to $11,000 and $67,000 of revenue from product sales, respectively, the Company recognized approximately $49,000 and $108,000 of license and collaboration revenue, respectively, related to additional technical assistance. No royalty income was recorded for the three and six months ended June 30, 2023 and 2022.

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

The Company recorded no revenue from product sales, license and collaboration revenue, or royalty income for the three and six months ended June 30, 2023 and 2022 related to this agreement.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid expenses	$2,073	$2,723
Prepaid clinical trials	7,297	6,353
Other	—	782
Total prepaid expenses and other current assets	$9,370	$9,858

5.
Inventory

Inventory consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$1,138	$1,410
Work in process	1,428	1,078
Finished goods	1,695	398
Total inventory	$4,261	$2,886

The Company recorded a provision for excess and obsolete inventory of $533,000 to cost of sales, excluding amortization of acquired intangible assets, associated with the write-off of the carrying value of DEXYCU trade units for the three and six months ended June 30, 2023, based on a decision during the second quarter of 2023 to forgo further investment in the DEXYCU business.

6.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Personnel costs	$6,268	$9,515
Clinical trial costs	3,961	3,308
Due to Alimera (see Note 3)	3,280	—
Professional fees	842	761
Sales chargebacks, rebates and other revenue reserves	561	1,017
Commissions due to DEXYCU commercial partner	—	752
Other	234	1,006
Total accrued expenses	$15,146	$16,359

7.
Leases

On March 8, 2022, the Company amended the lease for its headquarters in Watertown, Massachusetts totaling 21,649 square feet (i) to extend the term to May 31, 2028 for 13,650 square feet of laboratory and manufacturing operations space, with the landlord agreeing to provide the Company a construction allowance of up to $555,960 to be applied toward upgrades and improvements within the space; (ii) to rent an additional 11,999 square feet of office space within the building through May 31, 2028 (New Premises); and (iii) to terminate a portion of the lease comprising 7,999 square feet of office space in the building in accordance with its existing contractual term on May 31, 2025. The amendment also reinstated the Company’s right to extend the lease for the space it occupies after May 31, 2025 for one additional period of five years. Rent for the extension period would be at the fair market rent for comparable space in comparable properties in the Watertown area. During the second quarter of 2022, the Company recognized a $2.9 million increase to its lease liabilities and right-of-use (ROU) assets resulting from the lease amendment for the term extension of the laboratory and manufacturing operations space.

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

On January 23, 2023, the Company entered into a lease agreement for its new standalone manufacturing facility, including office and lab space located at 600 Commerce Drive, Northbridge, Massachusetts. The new leased premises will consist of approximately 40,000 square feet. The lease includes a non-cancellable lease term of fifteen years and four months, with two options to extend the lease term for two additional terms of either five years or ten years at 95% of the then-prevailing fair market rent. The lease term will commence upon the substantial completion of construction of the facility and related leasehold improvements, which are owned by the lessor, to prepare the premises for the Company’s intended use, which is currently expected to occur during the second half of 2024. The Company’s obligation to pay base rent will begin four months following the commencement of the lease term. The lease will create significant rights and obligations for the Company, including the payment of base rent on monthly basis, of which the Company estimates will total approximately $40.8 million during the initial non-cancellable term of the lease (i.e., fifteen years and four months). The Company is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises. As of the date the condensed consolidated financial statements were issued, a lease commencement date in accordance with ASC 842, Leases, had not occurred, as such, no ROU or lease liability has been recorded as of June 30, 2023.

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

As of June 30, 2023, the weighted average remaining term of the Company’s operating leases was 4.7 years and the weighted average discount rate was 5.84%.

Supplemental balance sheet information related to operating leases as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

	June 30,	December 31,
	2023	2022
Other current liabilities – operating lease current portion	$970	$543
Operating lease liabilities – noncurrent portion	5,455	5,984
Total operating lease liabilities	$6,425	$6,527

Operating lease expense recognized related to ROU assets was $356,000 and $288,000, excluding $14,000 and $3,000 of variable lease costs, for each of the three months ended June 30, 2023 and 2022, respectively, which consisted of $291,000 and $240,000 for research and development expense, $0 and $25,000 for sales and marketing expense, and $65,000 and $23,000 for general and administrative expense, respectively, and was included in the Company’s statement of comprehensive loss. Operating lease expense recognized related to ROU assets was $711,000 and $518,000, excluding $59,000 and $6,000 of variable lease costs, during each of six months ended June 30, 2023 and 2022, respectively, which consisted of $582,000 and $397,000 for research and development expense, $0 and $53,000 for sales and marketing expense, and $129,000 and $68,000 for general and administrative expense, respectively, and was included in the Company’s statement of comprehensive loss. Cash paid for amounts included in the measurement of operating lease liabilities was $290,000 and $480,000 for the six months ended June 30, 2023 and 2022, respectively.

The Company’s total future minimum lease payments under non-cancellable leases at June 30, 2023 were as follows (in thousands):

Operating Leases
Remainder of 2023	$620
2024	1,392
2025	1,494
2026	1,589
2027	1,637
Thereafter	693
Total lease payments	$7,425
Less imputed interest	(1,000)
Total	$6,425

8.
Loan Agreements

SVB Loan Agreement

The Company's loans under an agreement with First Citizens BancShares, (First Citizens) as successor to Silicon Valley Bank (SVB) were originally due and payable on January 1, 2027. The loans bore interest that was payable monthly in arrears at a per annum rate equal to (i) with respect to the term facility, the greater of (x) the Wall Street Journal prime rate plus 2.25% and (y) 5.50% and (ii) with respect to the revolving facility, the Wall Street Journal Prime Rate. Commencing on February 1, 2024, the Company was scheduled to begin repaying the principal of the term facility in 36 consecutive equal monthly installments. At maturity or if earlier prepaid, the Company was also required to pay an exit fee equal to 2.00% of the aggregate principal amount of the term facility.

On May 17, 2023, the Company utilized a portion of the Upfront Payment from the PRA with Alimera (see Note 3) and repaid in full all outstanding amounts under the SVB Loan Agreement. The SVB Loan Agreement was terminated, and all security interests and other liens granted to or held by the lender were terminated and released. This payment included (i) the remaining $30.0 million principal portion of the SVB Loan, (ii) $600,000, representing a prepayment fee equal to 2.00% of the aggregate principal amount of the term facility, (iii) a $600,000 exit fee, (iv) accrued and unpaid interest of $139,000 through the pay-off date, and (v) $155,000, representing in the aggregate a statement fee, termination fee and unused credit line fee under the revolving facility. As a result of the early repayment of the SVB Loan, the Company recorded a loss on extinguishment of debt of $1.4 million for the three and six months ended June 30, 2023 related to the write-off of the remaining balance of unamortized debt discount.

9.
Stockholders’ Equity

Equity Financings

Common Stock Offering

There were no equity financings during the three and six months ended June 30, 2023 and 2022.

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

During the three and six months ended June 30, 2023 and 2022, the Company did not sell any shares of its common stock under the ATM Facility.

Subsequent to June 30, 2023, the Company sold 721,274 shares of its common stock at a weighted average price of $10.63 per share for gross proceeds of approximately $7.7 million, which amounts are as of July 31, 2023. Share issue costs, including sales agent commissions related to this financing, totaled approximately $346,000.

Warrants to Purchase Common Shares

Pursuant to a credit agreement, the Company issued a warrant to SWK to purchase (i) 40,910 shares of the Company’s common stock on March 28, 2018 at an exercise price of $11.00 per share with a seven-year term and (ii) 7,773 shares of the Company’s common stock on June 26, 2018 at an exercise price of $19.30 per share with a seven-year term. The weighted average exercise price for the warrants as of January 1, 2021 and 2022, June 30, 2022 and 2023, was $12.33 per share. At June 30, 2023, the weighted average remaining life of the warrant was approximately 1.79 years.

10.
Share-Based Payment Awards

Equity Incentive Plan

Prior to June 20, 2023, the Company had authorized the issuance of 5,900,000 shares of the Company's common stock under the 2016 Long-Term Incentive Plan (the 2016 Plan), of which 185,000 shares remained available for future grants.

At the Company’s Annual Meeting of Stockholders held on June 20, 2023, the Company’s stockholders approved the adoption of the 2023 Long Term Incentive Plan (the 2023 Plan) and authorized up to 3,500,000 shares of common stock reserved for issuance to participating employees plus shares that remained available for grant under the 2016 Plan upon adoption of the 2023 Plan plus any shares that would have otherwise have become available for grant under the Company's 2008 Plan or the 2016 Plan as a result of termination or forfeiture of awards under such plan. The 2023 Plan replaced the 2008 Plan and the 2016 Plan. At June 30, 2023, a total of approximately 2,600,000 shares were available for new awards, which included 185,000 remaining shares under the 2016 Plan and 2,400,000 shares available for grant under the 2023 Plan.

Starting March 2022, the Company granted non-statutory stock options to new employees as inducement awards to enter into employment with the Company. The grants were approved by the Compensation Committee of the Board of Directors and awarded in accordance with Nasdaq Listing Rule 5635(c)(4). Although not awarded under any previous plans, the grants are subject to and governed by the terms and conditions of the plan in effect at the time of the grant.

Stock Options

The following table provides a reconciliation of stock option activity under the Company’s equity incentive plan and for inducement awards for the six months ended June 30, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2023	4,082,555	$13.79
Granted	2,426,695	3.47
Exercised	(880)	5.80
Forfeited	(305,386)	6.09
Expired	(32,016)	22.72
Outstanding at June 30, 2023	6,170,968	$10.07	8.20	$12,265
Exercisable at June 30, 2023	2,252,047	$16.15	6.64	$80

The Company's stock options generally vest over four years with 25% vesting after one year of service followed by ratable monthly vesting over the remaining three years. Nonemployee awards are granted similar to the Company’s employee awards. All option grants have a 10-year term. Options to purchase a total of 721,000 shares of the Company’s common stock vested during the six months ended June 30, 2023.

In determining the grant date fair value of option awards during the six months ended June 30, 2023, the Company applied the Black-Scholes option pricing model based on the following key assumptions:

Option life (in years)	5.27 - 6.08
Stock volatility	78% - 88%
Risk-free interest rate	3.44'% - 3.95%
Expected dividends	0.0%

The following table summarizes information about employee, non-executive director and external consultant stock options for the six months ended June 30, 2023 (in thousands except per share amount):

Six Months
Ended
June 30, 2023
Weighted average grant date fair value per share	$2.45
Total cash received from exercise of stock options	5
Total intrinsic value of stock options exercised	1

Time-Vested Restricted Stock Units

Time-vested restricted stock units (RSUs) issued to date under the 2016 Plan and the 2023 Plan generally vest on a ratable annual basis over 3 years. The related stock-based compensation expense is recorded over the requisite service period, which is the vesting period. The fair value of all time-vested RSUs is based on the closing share price of the Company’s common stock on the date of grant.

The following table provides a reconciliation of RSU activity under the 2016 Plan and the 2023 Plan for the six months ended June 30, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	509,170	$10.81
Granted	980,520	3.42
Vested	(199,414)	11.07
Forfeited	(30,057)	10.56
Nonvested at June 30, 2023	1,260,219	$5.03

At June 30, 2023, the weighted average remaining vesting term of the RSUs was 1.47 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the ESPP) allows qualified participants to purchase the Company’s common stock twice a year at 85% of the lesser of the average of the high and low sales price of the Company’s common stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period. The number of shares of the Company’s common stock each employee may purchase under this plan, when combined with all other employee stock purchase plans, is limited to the lower of an aggregate fair market value of $25,000 during each calendar year, or 5,000 shares of the Company’s common stock in any one offering period. The Company has maintained consecutive six-month offering periods since August 1, 2019. During the three and six months ended June 30, 2023, 0 and 63,721 shares of the Company’s common stock were issued pursuant to the ESPP.

The Company estimated the fair value of the option component of the ESPP shares at the date of grant using a Black-Scholes valuation model. During the three and six months ended June 30, 2023, the compensation expense from ESPP shares was approximately $30,000 and $77,000. During the three and six months ended June 30, 2022, the compensation expense from ESPP shares was approximately $38,000 and $71,000.

Stock-Based Compensation Expense

The Company’s condensed consolidated statements of comprehensive loss included total compensation expense from stock-based payment awards as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Compensation expense included in:
Research and development	$902	$2,011	$2,142	$3,485
Sales and marketing	(200)	496	230	905
General and administrative	1,086	1,633	2,466	3,227
	$1,788	$4,140	$4,838	$7,617

At June 30, 2023, there was approximately $13.3 million of unrecognized compensation expense related to outstanding equity awards under the 2023 Plan, the 2016 Plan, the inducement awards and the ESPP that is expected to be recognized as expense over a weighted average period of approximately 1.6 years.

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

On May 2, 2022, concurrent with the Company entering into the Betta License Agreement (see Note 3), the Company entered into Amendment #1 to the Equinox License Agreement, pursuant to which the Original Field was expanded to cover the prevention or treatment of ophthalmology indications using the Company’s proprietary localized delivery technologies and certain conforming changes were made to the Equinox License Agreement in connection therewith.

No R&D expense was recorded for the three and six months ended June 30, 2023 related to the Equinox License Agreement, as no milestones were achieved. No R&D expense was recorded for the three and six months ended June 30, 2022 related to the Equinox License Agreement.

12.
Restructuring Charges

Fiscal Year 2023 Restructuring Plan

On May 17, 2023, the Company executed a restructuring plan (the Restructuring Plan) with regard to its commercial operations. The Restructuring Plan is a result of the PRA with Alimera (see Note 3). In connection with the Restructuring Plan, the Company, among other things, downsized its current workforce, with reductions coming primarily from its YUTIQ sales force and supporting commercial operations. The Company recorded approximately $1.4 million of YUTIQ sales force personnel and employee severance for discretionary termination benefits during the second quarter ended June 30, 2023, upon notification of the affected YUTIQ sales force personnel and employees in accordance with ASC 420, Exit or Disposal Cost Obligations. The charges of $1.4 million were recognized in the Company’s operating results, of which $300,000, $940,000, and $165,000 were included in research and development expense, sales and marketing expense and general and administrative expense, respectively. The Company expects the implementation of the Restructuring Plan will be substantially completed by the end of fiscal 2023.The charges that the Company expects to incur in connection with the Restructuring Plan are subject to a number of assumptions, and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring Plan.

The following table summarizes the restructuring activities related to the Plan for the three and six months ended June 30, 2023 (in thousands):

	Employee Severance and Benefits	Total
Beginning balance at March 31, 2023	$—	$—
Restructuring charge	1,405	1,405
Cash payments	(301)	(301)
Ending balance at June 30, 2023	$1,104	$1,104

13.
Fair Value Measurements

The following tables summarize the Company’s assets by significant categories carried at fair value measured on a recurring basis by valuation hierarchy (in thousands):

	June 30, 2023
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$134,349	$—	$—	$134,349	$134,349	$—
Subtotal	$134,349	$—	$—	$134,349	$134,349	$—
Level 2:
U.S. Treasury securities	$2,937	$1	$—	$2,938	$—	$2,938
Subtotal	$2,937	$1	$—	$2,938	$—	$2,938
Total	$137,286	$1	$—	$137,287	$134,349	$2,938

	December 31, 2022
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$77,191	$—	$—	$77,191	$77,191	$—
Subtotal	$77,191	$—	$—	$77,191	$77,191	$—
Level 2:
Commercial paper	$18,701	$—	$—	$18,701	$—	$18,701
U.S. Treasury securities	35,266	—	(55)	35,211	4,984	30,227
Subtotal	$53,967	$—	$(55)	$53,912	$4,984	$48,928
Total	$131,158	$—	$(55)	$131,103	$82,175	$48,928

At June 30, 2023 and December 31, 2022, a total of $134.3 million and $77.2 million, or 100% and 93.9% of the Company’s interest-bearing cash equivalent balances, respectively, were concentrated in one institutional money market fund that had investments consisting primarily of certificates of deposit, commercial paper, time deposits, Treasury repurchase agreements and U.S. Treasury securities. At June 30, 2023, the Company has no interest-bearing cash equivalent balance. At December 31, 2022, a total of $5.0 million, or 6.1%, of the Company’s interest-bearing cash equivalent balances, respectively, consisted of investment-grade U.S. Treasury securities. Generally, these deposits may be redeemed upon demand and, therefore, the Company believes they have minimal risk. Marketable securities consist of investments with an original or remaining maturity of greater than three months but less than one year at the date of purchase. The Company had investments of $2.9 million and $48.9 million in marketable securities at June 30, 2023 and December 31, 2022, respectively.

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

14.
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

15.
Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by adding to the basic weighted average number of common shares outstanding the total number of dilutive common equivalent shares using the treasury stock method, unless the effect is anti-dilutive. Potentially dilutive shares were not included in the calculation of diluted net loss per share for each of the three and six months ended June 30, 2023 and 2022 as their inclusion would be anti-dilutive.

The Company issued 3,272,727 shares of Pre-Funded Warrants (PFW) to purchase common stock, in connection with the November 2021 underwritten public offering. The PFWs were included in the basic and diluted net loss per share calculation during the three and six months ended June 30, 2023.

Potential common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	Six Months Ended June 30,
	2023	2022
Stock options	6,170,968	4,052,287
ESPP	38,434	18,394
Warrants	48,683	48,683
Restricted stock units	1,260,219	541,880
	7,518,304	4,661,244

16.
Related Party Transactions

The former Chief Executive Officer and current Executive Vice Chair of the Board of Directors of the Company (the Board), joined the Board of Directors of Altasciences Company Inc. (Altasciences) in April 2021. In May 2021, Altasciences acquired Calvert Laboratories, Inc. (Calvert Labs), an entity with which the Company conducts business. The Company recorded $542,000 and $919,000 of research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss related to preclinical and analytical services provided by Altasciences for the three and six months ended June 30, 2023, respectively. The Company recorded $797,000 and $1.2 million of research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss related to preclinical and analytical services provided by Altasciences for the three and six months ended June 30, 2022, respectively. Additionally, the Company recorded amounts payable of $530,000 and $201,000, and prepaid expenses of $707,000 and $752,000 in the accompanying condensed consolidated balance sheets related to services provided by Altasciences, as of June 30, 2023 and December 31, 2022, respectively.

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
•
our expectations regarding the timing and outcome of our ongoing Phase 2 clinical trials for EYP-1901 for the treatment of wet AMD, and NPDR;
•
our expectations regarding the timing and clinical development of our product candidates, including EYP-1901;
•
our strategic alliances with other companies;
•
our ability to manufacture YUTIQ, EYP-1901 or any future products or product candidates, in sufficient quantities and quality;
•
our belief that our cash, cash equivalents, and investments in marketable securities of $142.5 million at June 30, 2023 will fund our operating plan into 2025 under current expectations regarding the timing and outcomes of our Phase 2 clinical trials for EYP-1901;
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
•
our expectations regarding our ability to obtain and adequately maintain sufficient intellectual property protection for EYP-1901 and any future products or product candidates, and to avoid claims of infringement of third-party intellectual property rights;
•
the extent to which our business, clinical studies, the medical community and the global economy will continue to be materially and adversely impacted by the effects of the COVID-19 pandemic (the Pandemic), or by other pandemics, epidemics or outbreaks;
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

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements:

•
our ability to realize the anticipated operational benefits and future cash flow from the May 2023 sale of YUTIQ® to Alimera Sciences, Inc. (Alimera);
•
the sufficiency of our existing cash resources into 2025;
•
our access to needed capital;
•
our ability to manufacture YUTIQ in sufficient quantities pursuant to our commercial supply agreements with Alimera and Ocumension Therapeutics (Ocumension);
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
•
the success of current and future license and collaboration agreements, including our agreements with Alimera, Ocumension, Equinox Science, LLC (Equinox) and Betta Pharmaceuticals Co., Ltd. (Betta);
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

DEXYCU®, DURASERT® and DURASERT E™ are our trademarks. Retisert® and Vitrasert® are Bausch & Lomb’s trademarks. ILUVIEN® is Alimera’s trademark. YUTIQ® was assigned to Alimera in certain jurisdictions pursuant to the product rights agreement (PRA) and licensed to Ocumension in other jurisdictions pursuant to the license agreement with Ocumension in November 2018. Verisome® is a trademark owned by Ramscor, Inc. and exclusively licensed to us. The reports we file or furnish with the SEC, including this Quarterly Report on Form 10-Q, also contain trademarks, trade names and service marks of other companies, which are the property of their respective owners.

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

Recent Developments

•
In July 2023 we announced the appointment of Jay S. Duker, M.D. as President and Chief Executive Officer (CEO). Dr. Duker has transitioned from his most recent role as President and Chief Operating Officer (COO). Dr. Duker was also appointed to the Board of Directors of the Company (Board), effective July 10, 2023. Nancy S. Lurker has transitioned to the role of Executive Vice Chair from the position of CEO. Ms. Lurker was also appointed to serve as Vice Chair of the Board.
•
In May 2023, we entered into a definitive agreement for the sale of YUTIQ® to Alimera. Under the terms of the agreement, Alimera received global rights to YUTIQ outside of China, Hong Kong, Taiwan, Macau and Southeast Asia, where YUTIQ is exclusively licensed to Ocumension and we will continue to receive royalties from Ocumension for its YUTIQ sales. In exchange for the rights granted to Alimera under the agreement, we received a $75 million upfront cash payment at closing and will receive an additional $7.5 million in equal quarterly installments in 2024. In addition, commencing in 2025, we will receive a low to mid double-digit royalty on Alimera’s related U.S. net sales above defined thresholds for the calendar years 2025-2028.

R&D Highlights

•
In July 2023 we presented the interim safety and patient demographics of the DAVIO 2 clinical trial in wet AMD at the OIS Retina Innovation Summit in July. As of July 1, 2023, there were no reported drug related ocular serious adverse events (SAEs) or drug related systemic SAEs. An analysis of the reported patient demographics suggests that Phase 2 DAVIO 2 patients have, on average, better starting visual acuity and less central subfield thickness than the Phase 1 DAVIO cohort.
•
In June 2023, we completed enrollment in the Phase 2 PAVIA clinical trial evaluating EYP-1901 as a potential nine-month treatment for moderate to severe non-proliferative diabetic retinopathy (NPDR). The trial enrolled 77 patients randomly assigned to one of two doses of EYP-1901 (approximately 2 mg or 3 mg), or to the control group receiving a sham injection. EYP-1901 is delivered with a single intravitreal injection in the physician's office. The primary efficacy endpoint of the trial is improvement of at least two diabetic retinopathy severity scale (DRSS) levels as of week 36 after the EYP-1901 injection. Secondary endpoints include reduction in vision-threatening complications, occurrence of diabetic macular edema and/or proliferative disease, retinal ischemia/nonperfusion and safety.
•
In March 2023, we completed enrollment in the Phase 2 "Durasert® and Vorolanib in Ophthalmology 2" (DAVIO 2) clinical trial evaluating EYP-1901 as a potential six-month maintenance treatment for wet AMD. The trial enrolled a total of 160 patients. All patients were previously treated with a standard-of-care anti-VEGF therapy and were randomly assigned to one of two doses of EYP-1901 or to an aflibercept on-label control.
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

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022:

	Three Months Ended
	June 30,		Change
	2023	2022	Amounts	%

Revenues:
Product sales, net	$5,273	$11,318	$(6,045)	-53%
License and collaboration agreements	3,597	49	3,548	7241%
Royalty income	235	198	37	19%
Total revenues	9,105	11,565	(2,460)	-21%
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	1,792	1,734	58	3%
Research and development	15,730	12,992	2,738	21%
Sales and marketing	5,288	6,883	(1,595)	-23%
General and administrative	9,056	8,557	499	6%
Amortization of acquired intangible assets	—	615	(615)	-100%
Total operating expenses	31,866	30,781	1,085	4%
Loss from operations	(22,761)	(19,216)	(3,545)	18%
Other income (expense):
Interest and other income, net	1,623	362	1,261	348%
Interest expense	(435)	(552)	117	-21%
Loss on extinguishment of debt	(1,347)	—	(1,347)	100%
Total other income (expense), net	(159)	(190)	31	-16%
Net loss	$(22,920)	$(19,406)	$(3,514)	18%
Net loss per share - basic and diluted	$(0.61)	$(0.52)	$(0.09)	17%
Weighted average shares outstanding - basic and diluted	37,576	37,322	254	1%

Net loss	$(22,920)	$(19,406)	$(3,514)	18%
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax of $0 for periods presented	(1)	(186)	185	-99%
Comprehensive loss	$(22,921)	$(19,592)	$(3,329)	17%

Product Sales, Net

Product sales, net represents the gross sales of YUTIQ and DEXYCU less provisions for product sales allowances. Product sales, net decreased by $6.0 million, or 53%, to $5.3 million for the three months ended June 30, 2023 compared to $11.3 million for the three months ended June 30, 2022. This decrease was driven by de minimis DEXYCU sales in 2023 due to the loss of pass-through reimbursement as of January 1, 2023 and the sale of the YUTIQ franchise in May 2023.

Customer demand has a direct impact on product orders from our specialty distributors that we record as net product sales. Net product revenue represents product purchased by our distributors whereas customer demand represents purchases of product by physician practices and ambulatory surgical centers (ASCs) from our specialty distributors.

License and Collaboration Agreement

License and collaboration agreement revenues increased by $3.5 million, or 7,241%, to $3.5 million for the three months ended June 30, 2023 compared to $49,000 for the three months ended June 30, 2022. This increase was related to the recognition of a portion of deferred revenue related to the agreement to license YUTIQ product rights to Alimera.

Royalty Income

Royalty income increased by $37,000, or 19%, to $235,000 for the three months ended June 30, 2023 compared to $198,000 for the three months ended June 30, 2022. The increase was attributable to higher non-cash Alimera royalties payable to SWK Funding LLC (SWK).

Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Cost of sales, excluding amortization of acquired intangible assets, increased by $58,000, or 3%, to $1.8 million for the three months ended June 30, 2023 from $1.7 million for the three months ended June 30, 2022. This increase was primarily attributable to a $533,000 inventory reserve for DEXYCU finished goods and components, partially offset by lower DEXYCU units sales.

Research and Development

Research and development expenses increased by $2.7 million, or 21%, to $15.7 million for the three months ended June 30, 2023 from $13.0 million for the same period in the prior year. This increase was attributable primarily to (i) $3.9 million in increased clinical trial costs, primarily related to the ongoing Phase 2 DAVIO2 and PAVIA clinical trials, partially offset by a decrease of $1.0 million in clinical manufacturing expenses due to higher YUTIQ manufacturing volumes.

Sales and Marketing

Sales and marketing expenses decreased by $1.6 million, or 23%, to $5.3 million for the three months ended June 30, 2023 from $6.9 million for the same period in the prior year. This decrease was primarily driven by reduced YUTIQ activities of $1.3 million due to the sale of the franchise in Q2 2023 and the discontinuation of promotional activities for DEXYCU in 2023 of $1.2 million. These reductions were offset by a one-time charge in Q2 2023 of $940,000 for restructuring resulting from the sale of the YUTIQ franchise.

General and Administrative

General and administrative expenses increased by $499,000, or 6%, to $9.2 million for the three months ended June 30, 2023 from $8.6 million for the same period in the prior year. This increase was primarily attributable to a $1.1 million increase in professional fees, partially offset by a $614,000 decrease in personnel and expenses, including a decrease of $551,000 in stock-based compensation.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets totaled $615,000 for the three months ended June 30, 2022. This amount was attributable to the DEXYCU product intangible asset that resulted from the Icon Acquisition. There was no amortization for the three months ended June 30, 2023 due to the impairment of the DEXYCU intangible asset in Q4 2022.

Interest (Expense) Income

Interest income from investments in marketable securities and institutional money market funds increased by $1.3 million, or 348%, to $1.6 million for the three months ended June 30, 2023 compared to $362,000 in the prior year quarter. This increase was due primarily to an increase in cash invested in marketable securities and higher interest rates in the current calendar quarter. Interest expense decreased by $117,000, to 21%, to $435,000 for the three months ended June 30, 2023, from $552,000 for the same period in the prior year. We incurred lower interest expense due to the repayment of the SVB loan on May 17, 2023.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022:

	Six Months Ended June 30,		Change
	2023	2022	Amounts	%

Revenues:
Product sales, net	$12,667	$20,328	$(7,661)	-38%
License and collaboration agreements	3,631	108	3,523	3262%
Royalty income	490	423	67	16%
Total revenues	16,788	20,859	(4,071)	-20%
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	2,432	3,511	(1,079)	-31%
Research and development	29,348	22,937	6,411	28%
Sales and marketing	11,025	13,576	(2,551)	-19%
General and administrative	18,298	17,106	1,192	7%
Amortization of acquired intangible assets	—	1,230	(1,230)	-100%
Total operating expenses	61,103	58,360	2,743	5%
Loss from operations	(44,315)	(37,501)	(6,814)	18%
Other income (expense):
Interest and other income, net	2,825	423	2,402	568%
Interest expense	(1,247)	(1,745)	498	-29%
Gain (loss) on extinguishment of debt	(1,347)	(1,559)	212	-14%
Total other income (expense), net	231	(2,881)	3,112	-108%
Net loss	$(44,084)	$(40,382)	$(3,702)	9%
Net loss per share - basic and diluted	$(1.17)	$(1.08)	$(0.09)	8%
Weighted average shares outstanding - basic and diluted	37,531	37,288	243	1%

Net loss	$(44,084)	$(40,382)	$(3,702)	9%
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax of $0 for periods presented	56	(239)	295	-123%
Comprehensive loss	$(44,028)	$(40,621)	$(3,407)	8%

Product Sales, Net

Product sales, net represents the gross sales of YUTIQ and DEXYCU less provisions for product sales allowances. Product sales, net decreased by $7.7 million, or 38%, to $12.7 million for the six months ended June 30, 2023 compared to $20.3 million for the six months ended June 30, 2022. This decrease was driven by de minimis DEXYCU sales in 2023 due to the loss of pass-through reimbursement as of January 1, 2023 and the sale of the YUTIQ franchise in May 2023.

Customer demand has a direct impact on product orders from our specialty distributors that we record as net product sales. Net product revenue represents product purchased by our distributors whereas customer demand represents purchases of product by physician practices and ASCs from our specialty distributors.

License and Collaboration Agreement

License and collaboration agreement revenues increased by $3.5 million, or 3,262%, to $3.6 million for the six months ended June 30, 2023 compared to $108,000 for the six months ended June 30, 2022. This increase was related to the recognition of a portion of deferred revenue related to the agreement to license YUTIQ product rights to Alimera.

Royalty Income

Royalty income increased by $67,000, or 16%, to $490,000 for the six months ended June 30, 2023 compared to $423,000 for the six months ended June 30, 2022. The increase was attributable to higher non-cash Alimera royalties payable to SWK.

Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Cost of sales, excluding amortization of acquired intangible assets, decreased by $1.1 million, or 31%, to $2.4 million for the six months ended June 30, 2023 from $3.5 million for the six months ended June 30, 2022. This decrease was primarily attributable to reduced revenue driven by a significant reduction in DEXYCU sales due to the loss of pass-through reimbursement as of January 1, 2023, as well as the transfer of YUTIQ to Alimera on May 17, 2023, and associated costs for costs of goods, royalties, and distribution fees, partially offset by a $533,000 inventory reserve for DEXYCU finished goods and components.

Research and Development

Research and development expenses increased by $6.4 million, or 28%, to $29.3 million for the six months ended June 30, 2023 from $22.9 million for the same period in the prior year. This increase was attributable primarily to (i) $7.0 million in increased clinical trial costs, primarily related to the ongoing Phase 2 DAVIO2 and PAVIA clinical trials and (ii) $1.2 million of personnel related costs for investment in new employees across the research and clinical organizations, including a decrease of $1.3 million of stock-based compensation. These increases were partially offset by a decrease of $1.8 million in clinical manufacturing expenses.

Sales and Marketing

Sales and marketing expenses decreased by $2.6 million, or 19%, to $11.0 million for the six months ended June 30, 2023 from $13.6 million for the same period in the prior year. This decrease was primarily driven by reduced YUTIQ activities of $1.0 million due to the sale of the franchise in Q2 2023 and discontinuation of promotional activities for DEXYCU in 2023 of $2.5 million. These reductions were offset by a one-time charge in Q2 2023 of $940,000 for restructuring resulting from the sale of the YUTIQ franchise.

General and Administrative

General and administrative expenses increased by $1.2 million, or 7%, to $18.3 million for the six months ended June 30, 2023 from $17.1 million for the same period in the prior year. This increase was attributable primarily to a $1.9 million increase in professional fees, partially offset by a $707,000 decrease in personnel and other general and administrative expenses, including a decrease of $766,000 in stock-based compensation.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets totaled $1.2 million for the six months ended June 30, 2022. This amount was attributable to the DEXYCU product intangible asset that resulted from the Icon Acquisition. There was no amortization for the six months ended June 30, 2023 due to the write-off of the DEXYCU intangible asset in Q4 2022.

Interest (Expense) Income

Interest income from investments in marketable securities and institutional money market funds increased $2.4 million, to $2.8 million for the six months ended June 30, 2023 compared to $423,000 for the same period in the prior year. This increase was due primarily to an increase in cash invested in marketable securities and increased interest rates in the current calendar year.

Interest expense decreased $498,000, or 29%, to $1.2 million for the six months ended June 30, 2023, compared to $1.7 million for the same period in the prior year. We incurred lower interest expense due to the conversion of debt from the CRG Loan to the SVB Loan in March 2022, which carries a lower interest rate, as well as repayment of the SVB loan on May 17, 2023.

Liquidity and Capital Resources

We have had a history of operating losses and an absence of significant recurring cash inflows from revenue, and at June 30, 2023 we had a total accumulated deficit of $715.4 million. Our operations have been financed primarily from sales of our equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from collaboration partners.

Financing Activities

Our loans under an agreement with First Citizens BancShares, (First Citizens) as successor to Silicon Valley Bank (SVB) were originally due and payable on January 1, 2027. The loans bore interest that was payable monthly in arrears at a per annum rate equal to (i) with respect to the term facility, the greater of (x) the Wall Street Journal prime rate plus 2.25% and (y) 5.50% and (ii) with respect to the revolving facility, the Wall Street Journal Prime Rate. Commencing on February 1, 2024, we were scheduled to begin repaying the principal of the term facility in 36 consecutive equal monthly installments. At maturity or if earlier prepaid, we were also required to pay an exit fee equal to 2.00% of the aggregate principal amount of the term facility.

On May 17, 2023, we utilized a portion of the Upfront Payment from the Alimera PRA (see Note 3) and repaid in full all outstanding amounts under the SVB Loan Agreement. The SVB Loan Agreement was terminated, and all security interests and other liens granted to or held by the lender were terminated and released. This payment included (i) the remaining $30.0 million principal portion of the SVB Loan, (ii) a $600,000, representing a prepayment fee equal to 2.00% of the aggregate principal amount of the term facility, (iii) a $600,000 exit fee, (iv) accrued and unpaid interest of $139,000 through the pay-off date, and (v) $155,000, representing in the aggregate a statement fee, termination fee and unused credit line fee under the revolving facility. As a result of the early repayment of the SVB Loan, we recorded a loss on extinguishment of debt of $1.4 million for the three and six months ended June 30, 2023 related to the write-off of the remaining balance of unamortized debt discount.

Future Funding Requirements

At June 30, 2023, we had cash, cash equivalents, and investments in marketable securities of $142.5 million. We expect that our cash and cash equivalents and investments in marketable securities will fund our operating plan into 2025 under current expectations regarding the timing and outcomes of our Phase 2 clinical trials for EYP-1901. Due to the difficulty and uncertainty associated with the design and implementation of clinical trials, we will continue to assess our cash and cash equivalents and future funding requirements. However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations.

Actual cash requirements could differ from management’s projections due to many factors including additional investments in research and development programs, clinical trial expenses for EYP-1901, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

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
5.
payments we receive under any new collaboration agreements or payments expected from existing agreements;
6.
whether and when we are able to enter into strategic arrangements for our products or product candidates and the nature of those arrangements;
7.
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims;
8.
changes in our operating plan, resulting in increases or decreases in our need for capital;
9.
our views on the availability, timing and desirability of raising capital; and
10.
the extent to which our business could be adversely impacted by the effects of the Pandemic or by other pandemics, epidemics or outbreaks.

We do not know if additional capital will be available when needed or on terms favorable to us or our stockholders. Collaboration, licensing or other agreements may not be available on favorable terms, or at all. If we seek to sell our equity securities, we do not know whether and to what extent we will be able to do so, or on what terms. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and dilute our existing stockholders’ equity, and funding through collaboration, licensing or other commercial agreements may be on unfavorable terms, including requiring us to relinquish rights to certain of our technologies or products. If adequate financing is not available if and when needed, we may delay, reduce the scope of, or eliminate research or development programs, if any, postpone or cancel the pursuit of product candidates, or otherwise significantly curtail our operations to reduce our cash requirements and extend our capital.

Our consolidated statements of historical cash flows are summarized as follows (in thousands):

	Six Months Ended
	June 30,
	2023	2022	Change
Cash flows from operating activities:
Net loss	$(44,084)	$(40,382)	$(3,702)
Changes in operating assets and liabilities	77,452	(9,471)	86,923
Other adjustments to reconcile net loss to cash flows from operating activities:	6,820	10,572	(3,752)
Net cash (used in) provided by operating activities	$40,188	$(39,281)	$79,469
Net cash (used in) provided by investing activities	$45,553	$(56,454)	$102,007
Net cash used in financing activities	$(41,777)	$(724)	$(41,053)

Operating cash inflows for the three months ended June 30, 2023 totaled $40.2 million, primarily due to our net loss of $44.1 million reduced by $6.8 million of non-cash expenses, which included $4.8 million of stock-based compensation, $1.3 million of loss on extinguishment of debt, $693,000 for the provision of excess and obsolete inventory, and $58,000 of other non-cash charges. This was further offset by changes in working capital of $77.5 million, including $71.3 million of deferred revenue related to the agreement to license YUTIQ product rights to Alimera.

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

For the six months ended June 30, 2023, $46.4 million of net cash was provided by the sales of marketable securities, and $880,000 was used for the purchase of property and equipment.

For the six months ended June 30, 2022, $56.1 million of net cash was used to purchase marketable securities, as well as $367,000 for the purchase of property and equipment.

Net cash used in financing activities for the six months ended June 30, 2023 totaled $41.8 million and consisted of the following:

(i)
$40.5 million used to pay off the SVB loan
(ii)
$1.4 million used to extinguish debt costs related to the SVB loan

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s receipt of maximum consideration in conjunction with its sale of YUTIQ® to Alimera Sciences, Inc. for $82.5 million cash plus royalties is dependent on Alimera’s effective sale and distribution of YUTIQ® outside of China, Hong Kong, Taiwan, Macau and Southeast Asia.

Pursuant to our PRA with Alimera, the Company agreed to grant to Alimera an exclusive and sublicensable right and license under the Company’s and its affiliates’ interest in certain of the Company’s and its affiliates’ intellectual property to develop, manufacture, sell, commercialize and otherwise exploit certain products, including YUTIQ® (fluocinolone acetonide intravitreal implant) 0.18 mg, for the treatment and prevention of uveitis in the entire world except Europe, the Middle East and Africa. Pursuant to the agreement, Alimera paid the Company an upfront payment of $75 million. Alimera is required to make four quarterly guaranteed payments to the Company totaling $7.5 million during 2024. Alimera is also required to pay royalties to the Company from 2025 to 2028 at a percentage of low-to-mid double digits of Alimera’s annual U.S. net sales of certain products (including YUTIQ®) in excess of certain thresholds, beginning at $70 million in 2025, increasing annually thereafter (Royalties). Upon Alimera’s payment of the Upfront Payment and the Guaranteed Payments, the licenses and rights granted to Alimera will automatically become perpetual and irrevocable. We cannot predict what success, if any, Alimera may have with respect to sales of YUTIQ and, therefore, it is uncertain as to when we may receive the royalties and if we will receive any royalties at all. In the event Alimera fails to execute the effective sale and distribution of YUTIQ® in the specified regions the royalties contemplated under the PRA could be adversely impacted in total, or in part, and our business could be harmed.

We may not be able to realize the anticipated benefits from the sale of our YUTIQ franchise to Alimera.

We may not be able to realize the anticipated benefits of the sale of YUTIQ to Alimera, including utilizing the proceeds from the sale primarily on the development of EYP-1901, positioning our business for long-term growth and maximizing stockholder value.

Our ability to realize the anticipated benefits of the sale and the success of the remaining company is subject to various risks and uncertainties. There is a possibility of adverse clinical and other developments in respect of EYP-1901, and we may not be able to successfully develop, obtain marketing approval for and commercialize EYP-1901. We may not utilize the proceeds from the sale to successfully develop EYP-1901 or any product candidate we develop in the future. We may experience difficulties or delays with developing EYP-1901. Further, we could spend the proceeds from the sale of our YUTIQ business in ways that do not improve our remaining business, financial condition or results of operations. Our failure to apply these funds effectively could have an adverse effect on our business, financial condition and results of operations.

In addition, our current and prospective employees may feel uncertain about their roles with us following the completion of the sale to Alimera, including as a result of the workforce reduction we announced in May 2023, which may have an adverse effect on our ability to attract or retain key management personnel or other key employees. If key employees depart, our business, financial condition and results of operations may be adversely impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

2.1#	Product Rights Agreement, dated May 17, 2023, by and between EyePoint Pharmaceuticals, Inc. and Alimera Sciences, Inc.	8-K	05/18/23	2.1

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1

3.2	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	10-K	09/13/17	3.2

3.3	Certificate of Correction to Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	8-K	04/02/18	3.1

3.4	Certificate of Amendment of Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/27/18	3.1

3.5	By-Laws of EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	3.5

3.6	Amendment No. 1 to the By-Laws of EyePoint Pharmaceuticals, Inc.	8-K	11/06/18	3.1

3.7	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/23/20	3.1

3.8	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	12/08/20	3.1

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1

4.2	Warrant to Purchase Common Stock of pSivida Corp., issued March 28, 2018, to SWK Funding, LLC	8-K	03/29/18	4.1

4.3	Registration Rights Agreement, dated as of March 28, 2018, by and among pSivida Corp. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P.	8-K	03/29/18	10.3

4.4	Second Registration Rights Agreement, dated as of June 25, 2018, by and among EyePoint Pharmaceuticals, Inc. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P. and each other person identified on the signature pages thereto	8-K	06/27/18	10.1

4.5	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	11/19/21	4.1

10.1#	Commercial Supply Agreement, dated May 17, 2023, by and between EyePoint Pharmaceuticals, Inc. and Alimera Sciences, Inc.	8-K	05/18/23	10.1

10.2	EyePoint Pharmaceuticals Inc. 2023 Long-Term Incentive Plan	8-K	06/21/23	10.1

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

EyePoint Pharmaceuticals, Inc.

Date: August 4, 2023	By:	/s/ Jay S. Duker
	Name:	Jay S. Duker, M.D.
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2023	By:	/s/ George O. Elston
	Name:	George O. Elston
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)