Form 10-Q
period 2023-09-30
EyePoint Pharmaceuticals, Inc.
filed 2023-11-03
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

There were 35,309,432 shares of the registrant’s common stock, $0.001 par value, outstanding as of October 27, 2023.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$133,035	$95,633
Marketable securities	2,977	48,928
Accounts and other receivables, net	483	15,503
Prepaid expenses and other current assets	9,091	9,858
Inventory	4,577	2,886
Total current assets	150,163	172,808
Property and equipment, net	4,480	1,360
Operating lease right-of-use assets	5,250	6,038
Restricted cash	150	150
Total assets	$160,043	$180,356
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,580	$5,919
Accrued expenses	13,417	16,359
Deferred revenue	39,841	1,205
Short-term borrowings	—	10,475
Other current liabilities	1,058	579
Total current liabilities	63,896	34,537
Long-term debt	—	29,310
Deferred revenue – noncurrent	32,341	13,557
Operating lease liabilities – noncurrent	5,185	5,984
Other long-term liabilities	—	600
Total liabilities	101,422	83,988
Contingencies (Note 14)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at September 30, 2023 and December 31, 2022; 35,309,432 and 34,082,934 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	35	34
Additional paid-in capital	785,792	766,899
Accumulated deficit	(728,047)	(671,351)
Accumulated other comprehensive income	841	786
Total stockholders' equity	58,621	96,368
Total liabilities and stockholders' equity	$160,043	$180,356

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Product sales, net	$816	$9,720	$13,483	$30,048
License and collaboration agreements	14,137	52	17,768	160
Royalty income	249	240	739	663
Total revenues	15,202	10,012	31,990	30,871
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	1,202	1,405	3,634	4,916
Research and development	17,363	11,162	46,711	34,099
Sales and marketing	479	6,016	11,504	19,592
General and administrative	10,556	9,212	28,854	26,321
Amortization of acquired intangible assets	—	615	—	1,845
Total operating expenses	29,600	28,410	90,703	86,773
Loss from operations	(14,398)	(18,398)	(58,713)	(55,902)
Other income (expense):
Interest and other income, net	1,786	640	4,611	1,067
Interest expense	—	(662)	(1,247)	(2,408)
Loss on extinguishment of debt	—	—	(1,347)	(1,559)
Total other income (expense), net	1,786	(22)	2,017	(2,900)
Net loss	$(12,612)	$(18,420)	$(56,696)	$(58,802)
Net loss per share – basic and diluted	$(0.33)	$(0.49)	$(1.50)	$(1.58)
Weighted average shares outstanding – basic and diluted	38,341	37,338	37,804	37,305

Net loss	$(12,612)	$(18,420)	$(56,696)	$(58,802)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale securities, net of tax of $0 for periods presented	(1)	51	55	(188)
Comprehensive loss	$(12,613)	$(18,369)	$(56,641)	$(58,990)

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands except share data)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance at July 1, 2022	34,052,616	$34	$760,209	$(609,479)	$602	$151,366
Net loss	—	—	—	(18,420)	—	(18,420)
Other comprehensive gain	—	—	—	—	51	51
Employee stock purchase plan	19,283	—	153	—	—	153
Exercise of stock options	256	—	1	—	—	1
Stock-based compensation	—	—	3,199	—	—	3,199
Balance at September 30, 2022	34,072,155	$34	$763,562	$(627,899)	$653	$136,350

Balance at July 1, 2023	34,306,118	$34	$771,821	$(715,435)	$842	$57,262
Net loss	—	—	—	(12,612)	—	(12,612)
Other comprehensive loss	—	—	—	—	(1)	(1)
Issuance of stock, net of issue costs	902,769	1	9,539	—	—	9,540
Employee stock purchase plan	43,335	—	174	—	—	174
Exercise of stock options	55,210	—	629	—	—	629
Vesting of stock units	2,000	—	—	—	—	—
Stock-based compensation	—	—	3,629	—	—	3,629
Balance at September 30, 2023	35,309,432	$35	$785,792	$(728,047)	$841	$58,621

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance at January 1, 2022	33,905,826	$34	$752,602	$(569,097)	$841	$184,380
Net loss	—	—	—	(58,802)	—	(58,802)
Other comprehensive loss	—	—	—	—	(188)	(188)
Issuance of stock, net of issue costs	—	—	20	—	—	20
Employee stock purchase plan	47,787	—	354	—	—	354
Exercise of stock options	4,479	—	41	—	—	41
Vesting of stock units	114,063	—	(271)	—	—	(271)
Stock-based compensation	—	—	10,816	—	—	10,816
Balance at September 30, 2022	34,072,155	$34	$763,562	$(627,899)	$653	$136,350

Balance at January 1, 2023	34,082,934	$34	$766,899	$(671,351)	$786	$96,368
Net loss	—	—	—	(56,696)	—	(56,696)
Other comprehensive gain	—	—	—	—	55	55
Issuance of stock, net of issue costs	902,769	1	9,539	—	—	9,540
Employee stock purchase plan	107,056	—	422	—	—	422
Exercise of stock options	56,090	—	634	—	—	634
Vesting of stock units	160,583	—	(169)	—	—	(169)
Stock-based compensation	—	—	8,467	—	—	8,467
Balance at September 30, 2023	35,309,432	$35	$785,792	$(728,047)	$841	$58,621

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(56,696)	$(58,802)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization of intangible assets	—	1,845
Depreciation of property and equipment	352	266
Amortization of debt discount and premium and discount on available-for-sale marketable securities	(334)	(218)
Provision for excess and obsolete inventory	693	—
Loss on extinguishment of debt	1,347	1,559
Stock-based compensation	8,467	10,816
Changes in operating assets and liabilities:
Accounts receivable and other current assets	14,701	(8,942)
Inventory	(2,224)	85
Accounts payable and accrued expenses	791	1,681
Right-of-use assets and operating lease liabilities	467	(44)
Deferred revenue	57,420	(663)
Net cash provided by (used in) operating activities	24,984	(52,417)
Cash flows from investing activities:
Purchases of marketable securities	(5,851)	(125,617)
Sales and maturities of marketable securities	52,284	77,000
Purchases of property and equipment	(2,600)	(1,565)
Net cash provided by (used in) investing activities	43,833	(50,182)
Cash flows from financing activities:
Proceeds from issuance of stock	9,974	—
Proceeds from issuance of long-term debt	—	30,000
Payment of equity and debt issue costs	(415)	(599)
Payment of long-term debt	(30,000)	(38,235)
Payment of extinguishment of debt costs	(1,350)	(2,294)
Borrowings under revolving facility	5,300	32,409
Repayment under revolving facility	(15,775)	(21,934)
Net settlement of stock units to satisfy statutory tax withholding	(169)	(271)
Proceeds from exercise of stock options and employee stock purchase plan	1,056	395
Principal payments on finance lease obligations	(36)	(103)
Net cash used in financing activities	(31,415)	(632)
Net increase (decrease) in cash, cash equivalents and restricted cash	37,402	(103,231)
Cash, cash equivalents and restricted cash at beginning of period	95,783	178,743
Cash, cash equivalents and restricted cash at end of period	$133,185	$75,512
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$133,035	$75,362
Restricted cash	150	150
Total cash, cash equivalents and restricted cash at end of period	$133,185	$75,512
Supplemental cash flow information:
Cash interest paid	$1,405	$1,907
Supplemental disclosure of non-cash investing and financing activities:
Accrued term loan exit fee	$—	$600
Stock issuance costs	$19	$—

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Operations

The accompanying condensed consolidated financial statements of EyePoint Pharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, the Company), as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2022, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods indicated. The preparation of financial statements in accordance with United States (U.S.) generally accepted accounting principles requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the entire 2023 fiscal year or any future period.

The Company is committed to developing and commercializing therapeutics to help improve the lives of patients with serious eye disorders. The Company’s pipeline leverages its proprietary erodible DURASERT E™ technology (Durasert E) for sustained intraocular drug delivery including EYP-1901, an investigational intravitreal treatment delivering vorolanib, currently in Phase 2 clinical trials for wet age-related macular degeneration (wet AMD), the leading cause of vision loss among people 50 years of age and older in the United States and non-proliferative diabetic retinopathy (NPDR), a largely untreated disease due to limitations of available therapies. The Company is also advancing EYP-2301 into pre-clinical development delivering razuprotafib in Durasert E for the potential treatment of diabetic eye diseases.

In May 2023, the Company granted an exclusive license and rights to its YUTIQ® (fluocinolone acetonide intravitreal implant) 0.18 mg (YUTIQ) product to Alimera Sciences, Inc. (Alimera) for $82.5 million, consisting of a $75.0 million upfront cash payment (Upfront Payment) and an additional $7.5 million payment in equal quarterly installments in 2024. In addition, commencing in 2025, the Company will receive a low-to-mid double-digit royalty on Alimera's related U.S. net sales above defined thresholds for the calendar years 2025-2028.

The Company plans to identify and advance additional product candidates through clinical and regulatory development for its pipeline. This may be accomplished through internal discovery efforts, research collaborations and/or in-licensing arrangements with partner molecules and potential acquisitions of additional products, product candidates or technologies.

Liquidity

The Company had cash, cash equivalents and investments in marketable securities of $136.0 million at September 30, 2023. The Company has a history of operating losses and has not had significant recurring cash inflows from revenue. The Company’s operations have been financed primarily from sales of its equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from its collaboration partners. The Company anticipates that it will continue to incur losses as it continues the research and development of its product candidates, and the Company does not expect revenues to generate sufficient funding to sustain its operations in the near-term. The Company expects to continue fulfilling its funding needs through cash inflows from revenues, licensing and research collaboration transactions, additional equity capital raises and other arrangements. The Company believes that its cash, cash equivalents and investments in marketable securities of $136.0 million at September 30, 2023 will enable the Company to fund its current and planned operations for at least the next twelve months from the date these consolidated financial statements were issued. Actual cash requirements could differ from management’s projections due to many factors, including the timing and results of the Company’s clinical trials for EYP-1901, additional investments in research and development programs, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of September 30, 2023.

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

For the three months ended September 30, 2023 and 2022, the Company accrued DEXYCU product revenue-based royalty expense of $0 and $351,000, respectively, as a component of cost of sales. For the nine months ended September 30, 2023 and 2022, the Company accrued DEXYCU product revenue-based royalty expense of $1,000 and $1.5 million, respectively, as a component of cost of sales.

3.
Revenue

Product Revenue Reserves and Allowances

From January 1, 2023 through May 17, 2023 (the date the Company entered into the product rights agreement with Alimera), the Company’s product revenues were primarily from sales of YUTIQ in the U.S. For the three months ended September 30, 2023, the Company’s product revenues were primarily from the Company’s existing commercial supply agreements with Alimera. For the three and nine months ended September 30, 2022, the Company’s product revenues were made up of $7.3 million and $19.3 million from the sales of YUTIQ, and $2.4 million and $10.7 million from the sales of DEXYCU, respectively.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2023 and 2022 (in thousands):

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2023	$859	$158	$871	$1,888
Provision related to sales in the current year	1,561	—	—	1,561
Adjustments related to prior period sales	40	(55)	(154)	(169)
Deductions applied and payments made	(2,279)	(103)	(156)	(2,538)
Ending balance at September 30, 2023	$181	$—	$561	$742

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2022	$1,153	$1,821	$379	$3,353
Provision related to sales in the current year	8,913	5,424	464	14,801
Adjustments related to prior period sales	—	—	—	—
Deductions applied and payments made	(8,092)	(5,293)	(259)	(13,644)
Ending balance at September 30, 2022	$1,974	$1,952	$584	$4,510

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

Additionally, pursuant to the PRA, the Company transferred and assigned to Alimera certain assets (the Transferred Assets) and certain contracts with third parties related to YUTIQ, including the new drug application #210331 for YUTIQ (collectively, the Asset Transfer). The Transferred Assets consist primarily of agreements and internally developed intangible assets which have zero carrying value. Pursuant to the PRA, Alimera paid the Company a $75.0 million Upfront Payment. Alimera will also make four quarterly payments of $1.875 million to the Company totaling $7.5 million during 2024. Alimera will also pay royalties to the Company from 2025 to 2028 at a percentage of low-to-mid double digits of Alimera’s related U.S. annual net sales of certain products (including YUTIQ) in excess of certain thresholds, beginning at $70.0 million in 2025, and increasing annually thereafter. Upon Alimera’s payment of the Upfront Payment and the 2024 quarterly payments, the licenses and rights granted to Alimera will automatically become perpetual and irrevocable.

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

In addition, the Company entered into a transition services agreement (TSA) under which the Company agreed to provide agreed upon transition services to Alimera, on a cost-plus pricing arrangement for up to six months following the closing of the Transaction. As part of the TSA, the Company agreed to fulfill Alimera sales orders for YUTIQ in the United States, to the extent requested by Alimera, during the period up to six months following the Closing Date, to the Company’s third-party customers on behalf of Alimera, including by invoicing for YUTIQ and receiving payments for such invoiced YUTIQ for fulfilling Alimera sales orders of YUTIQ and remit such payments to Alimera (See Note 6) (the Sales Services). The Sales Services were completed as of September 30, 2023.

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

During the three and nine months ended September 30, 2023, the Company recognized $1.0 million and $1.2 million, respectively, of revenue from sales of product supply to Alimera under the CSA and recorded this amount in product sales, net on the condensed consolidated statements of operations and comprehensive loss. The Company recognized $13.6 million and $16.8 million of license and collaboration revenue related to the PRA and the CSA during the three and nine months ended September 30, 2023, respectively. The Company also recognized approximately $394,000 and $799,000 of license and collaboration revenue, related to additional transitional services for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, the Company had $38.5 million and $19.6 million as current and non-current deferred revenue recognized under the PRA, respectively.

SWK Royalty Purchase Agreement

Pursuant to a royalty purchase agreement (RPA) with SWK Funding LLC (SWK), the Company sold its right to receive royalty payments on future sales of products subject to a licensing and development agreement, as amended, with Alimera (the Amended Alimera Agreement) for an upfront cash payment of $16.5 million. The Company classified the proceeds received from SWK as deferred revenue at inception of the RPA and is recognizing revenue as royalty payments are made from Alimera to SWK. The Company recognized $249,000 and $737,000 of royalty revenue related to the RPA for the three and nine months ended September 30, 2023, respectively, and $240,000 and $663,000 of royalty revenue related to the RPA for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, the Company had $1.3 million and $12.7 million as current and non-current deferred revenue recognized under the RPA, respectively. As of December 31, 2022, the Company classified $1.2 million and $13.6 million as current and non-current deferred revenue recognized under the RPA, respectively.

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

During the three and nine months ended September 30, 2023, the Company recognized $0 and $471,000, respectively, of revenue from sales of product supply to Ocumension under the supply agreement and recorded this amount in product sales, net on the condensed consolidated statements of operations and comprehensive loss. The Company recognized approximately $17,000 and $65,000 of license and collaboration revenue, respectively, related to additional technical assistance during the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, in addition to $20,000 and $87,000 of revenue from product sales, respectively, the Company recognized approximately $50,000 and $158,000 of license and collaboration revenue, respectively, related to additional technical assistance. No royalty income was recorded for the three and nine months ended September 30, 2023 and 2022.

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

The Company recorded no revenue from product sales, license and collaboration revenue, or royalty income for the three and nine months ended September 30, 2023 and 2022 related to this agreement.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses	$1,610	$2,723
Prepaid clinical trials	6,932	6,353
Other	549	782
Total prepaid expenses and other current assets	$9,091	$9,858

5.
Inventory

Inventory consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$1,271	$1,410
Work in process	1,864	1,078
Finished goods	1,442	398
Total inventory	$4,577	$2,886

6.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Personnel costs	$8,470	$9,515
Clinical trial costs	2,067	3,308
Due to Alimera (see Note 3)	1,579	—
Professional fees	937	761
Sales chargebacks, rebates and other revenue reserves	181	1,017
Other	183	1,758
Total accrued expenses	$13,417	$16,359

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

On January 23, 2023, the Company entered into a lease agreement for its new standalone manufacturing facility, including office and lab space located at 600 Commerce Drive, Northbridge, Massachusetts. The new leased premises will consist of approximately 40,000 square feet. The lease includes a non-cancellable lease term of fifteen years and four months, with two options to extend the lease term for two additional terms of either five years or ten years at 95% of the then-prevailing fair market rent. The lease term will commence upon the substantial completion of construction of the facility and related leasehold improvements, which are owned by the lessor, to prepare the premises for the Company’s intended use, which is currently expected to occur during the second half of 2024. The Company’s obligation to pay base rent will begin four months following the commencement of the lease term. The lease will create significant rights and obligations for the Company, including the payment of base rent on monthly basis, of which the Company estimates will total approximately $40.8 million during the initial non-cancellable term of the lease (i.e., fifteen years and four months). The Company is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises. As of the date the condensed consolidated financial statements were issued, a lease commencement date in accordance with ASC 842, Leases, had not occurred, as such, no ROU or lease liability has been recorded as of September 30, 2023.

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

As of September 30, 2023, the weighted average remaining term of the Company’s operating leases was 4.5 years and the weighted average discount rate was 5.84%.

Supplemental balance sheet information related to operating leases as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

	September 30,	December 31,
	2023	2022
Other current liabilities – operating lease current portion	$1,058	$543
Operating lease liabilities – noncurrent portion	5,185	5,984
Total operating lease liabilities	$6,243	$6,527

Operating lease expense recognized related to ROU assets was $356,000 and $263,000, excluding $47,000 and $2,000 of variable lease costs, for each of the three months ended September 30, 2023 and 2022, respectively, which consisted of $291,000 and $240,000 for research and development expense and $65,000 and $23,000 for general and administrative expense, respectively, and was included in the accompanying condensed consolidated statements of operations and comprehensive loss. Operating lease expense recognized related to ROU assets was $1,067,000 and $781,000, excluding $106,000 and $8,000 of variable lease costs, during each of the nine months ended September 30, 2023 and 2022, respectively, which consisted of $873,000 and $637,000 for research and development expense, $0 and $53,000 for sales and marketing expense, and $194,000 and $91,000 for general and administrative expense, respectively, and was included in the accompanying condensed consolidated statements of operations and comprehensive loss. Cash paid for amounts included in the measurement of operating lease liabilities was $274,000 and $164,000 for the three months ended September 30, 2023 and 2022, respectively, and $563,000 and $595,000 for the nine months ended September 30, 2023 and 2022, respectively.

The Company’s total future minimum lease payments under non-cancellable leases at September 30, 2023 were as follows (in thousands):

Operating Leases
Remainder of 2023	$346
2024	1,392
2025	1,494
2026	1,589
2027	1,637
Thereafter	693
Total lease payments	$7,151
Less imputed interest	(908)
Total	$6,243

8.
Loan Agreements

SVB Loan Agreement

The Company's loans (SVB Loan) under an agreement (the SVB Loan Agreement) with First Citizens BancShares (First Citizens), as successor to Silicon Valley Bank (SVB), as lender (the Lender), were originally due and payable on January 1, 2027. The loans bore interest that was payable monthly in arrears at a per annum rate equal to (i) with respect to the term facility, the greater of (x) the Wall Street Journal prime rate plus 2.25% and (y) 5.50% and (ii) with respect to the revolving facility, the Wall Street Journal Prime Rate. Commencing on February 1, 2024, the Company was scheduled to begin repaying the principal of the term facility in 36 consecutive equal monthly installments. At maturity or if earlier prepaid, the Company was also required to pay an exit fee equal to 2.00% of the aggregate principal amount of the term facility.

On May 17, 2023, the Company utilized a portion of the Upfront Payment from the PRA with Alimera (see Note 3) and repaid in full all outstanding amounts under the SVB Loan Agreement. The SVB Loan Agreement was terminated, and all security interests and other liens granted to or held by the Lender were terminated and released. This payment included (i) the remaining $30.0 million principal portion of the SVB Loan, (ii) $600,000, representing a prepayment fee equal to 2.00% of the aggregate principal amount of the term facility, (iii) a $600,000 exit fee, (iv) accrued and unpaid interest of $139,000 through the pay-off date, and (v) $155,000, representing in the aggregate a statement fee, termination fee and unused credit line fee under the revolving facility. As a result of the early repayment of the SVB Loan Agreement, the Company recorded a loss on extinguishment of debt of $1.4 million for the nine months ended September 30, 2023 related to the write-off of the remaining balance of unamortized debt discount.

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

During the three and nine months ended September 30, 2023, the Company sold 902,769 shares of its common stock at a weighted average price of $11.05 per share for gross proceeds of approximately $10.0 million. Share issue costs, including sales agent commissions, totaled approximately $434,000 during the reporting periods.

During the three and nine months ended September 30, 2022, the Company did not sell any shares of its common stock under the ATM Facility.

Warrants to Purchase Common Shares

Pursuant to a credit agreement, the Company issued a warrant to SWK to purchase (i) 40,910 shares of the Company’s common stock on March 28, 2018 at an exercise price of $11.00 per share with a seven-year term and (ii) 7,773 shares of the Company’s common stock on June 26, 2018 at an exercise price of $19.30 per share with a seven-year term. The weighted average exercise price for the warrants as of January 1, 2021 and 2022, September 30, 2022 and 2023 was $12.33 per share. At September 30, 2023, the weighted average remaining life of the warrant was approximately 1.53 years.

10.
Share-Based Payment Awards

Equity Incentive Plan

Prior to June 20, 2023, the Company had authorized the issuance of 5,900,000 shares of the Company's common stock under the 2016 Long-Term Incentive Plan (the 2016 Plan), of which 184,904 shares remained available for future grants.

At the Company’s Annual Meeting of Stockholders held on June 20, 2023, the Company’s stockholders approved the adoption of the 2023 Long Term Incentive Plan (the 2023 Plan) and authorized up to 3,500,000 shares of common stock reserved for issuance to participating employees plus the 184,904 shares that remained available for grant under the 2016 Plan upon adoption of the 2023 Plan plus any shares that would have otherwise have become available for grant under the Company's 2008 Plan or the 2016 Plan as a result of termination or forfeiture of awards under such plan. The 2023 Plan replaced the 2008 Plan and the 2016 Plan. At September 30, 2023, a total of approximately 2,400,000 shares were available for new awards under the 2023 Plan.

Starting March 2022, the Company granted non-statutory stock options to new employees as inducement awards to enter into employment with the Company. The grants were approved by the Compensation Committee of the Board of Directors and awarded in accordance with Nasdaq Listing Rule 5635(c)(4). Although not awarded under the 2023 Plan or the 2016 Plan, the grants are subject to and governed by the terms and conditions of the plan in effect at the time of the grant.

Stock Options

The following table provides a reconciliation of stock option activity under the Company’s equity incentive plan and for inducement awards for the nine months ended September 30, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2023	4,082,555	$13.79
Granted	2,739,861	4.28
Exercised	(56,090)	11.31
Forfeited	(373,911)	7.01
Expired	(51,753)	25.98
Outstanding at September 30, 2023	6,340,662	$10.00	8.07	$10,437
Exercisable at September 30, 2023	2,354,229	$15.69	6.54	$42

The Company's stock options generally vest over four years with 25% vesting after one year of service followed by ratable monthly vesting over the remaining three years. Nonemployee awards are granted similar to the Company’s employee awards. All option grants have a 10-year term. Options to purchase a total of 938,000 shares of the Company’s common stock vested during the nine months ended September 30, 2023.

In determining the grant date fair value of option awards during the nine months ended September 30, 2023, the Company applied the Black-Scholes option pricing model based on the following key assumptions:

Option life (in years)	5.27 - 6.08
Stock volatility	78% - 88%
Risk-free interest rate	3.44% - 4.38%
Expected dividends	0.0%

The following table summarizes information about employee, non-executive director and external consultant stock options for the nine months ended September 30, 2023 (in thousands except per share amount):

Nine Months
Ended
September 30, 2023
Weighted average grant date fair value per share	$3.07
Total cash received from exercise of stock options	634
Total intrinsic value of stock options exercised	138

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

The following table provides a reconciliation of RSU activity under the 2016 Plan and the 2023 Plan for the nine months ended September 30, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	509,170	$10.81
Granted	1,071,354	3.92
Vested	(201,414)	11.04
Forfeited	(45,368)	8.63
Nonvested at September 30, 2023	1,333,742	$5.31

At September 30, 2023, the weighted average remaining vesting term of the RSUs was 1.45 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the ESPP) allows qualified participants to purchase the Company’s common stock twice a year at 85% of the lesser of the average of the high and low sales price of the Company’s common stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period. The number of shares of the Company’s common stock each employee may purchase under this plan, when combined with all other employee stock purchase plans, is limited to the lower of an aggregate fair market value of $25,000 during each calendar year, or 5,000 shares of the Company’s common stock in any one offering period. The Company has maintained consecutive six-month offering periods since August 1, 2019. During the three and nine months ended September 30, 2023, 43,335 and 107,056 shares of the Company’s common stock were issued pursuant to the ESPP.

The Company estimated the fair value of the option component of the ESPP shares at the date of grant using a Black-Scholes valuation model. During the three and nine months ended September 30, 2023 and 2022, the compensation expense from ESPP shares was immaterial.

Stock-Based Compensation Expense

The Company’s condensed consolidated statements of comprehensive loss included total compensation expense from stock-based payment awards as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Compensation expense included in:
Research and development	$1,263	$1,277	$3,405	$4,762
Sales and marketing	60	290	290	1,195
General and administrative	2,306	1,632	4,772	4,859
	$3,629	$3,199	$8,467	$10,816

At September 30, 2023, there was approximately $13.0 million of unrecognized compensation expense related to outstanding equity awards under the 2023 Plan, the 2016 Plan, the inducement awards and the ESPP that is expected to be recognized as expense over a weighted average period of approximately 1.58 years.

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

On May 2, 2022, concurrent with the Company entering into the Betta License Agreement (see Note 3), the Company entered into Amendment #1 to the Equinox License Agreement, pursuant to which the Original Field was expanded to cover the prevention or treatment of ophthalmology indications using the Company’s proprietary localized delivery technologies, and certain conforming changes were made to the Equinox License Agreement in connection therewith.

No R&D expense was recorded for the three and nine months ended September 30, 2023 related to the Equinox License Agreement, as no milestones were achieved. No R&D expense was recorded for the three and nine months ended September 30, 2022 related to the Equinox License Agreement.

12.
Restructuring Charges

Fiscal Year 2023 Restructuring Plan

On May 17, 2023, the Company executed a restructuring plan (the Restructuring Plan) with regard to its commercial operations. The Restructuring Plan is a result of the PRA with Alimera (see Note 3). In connection with the Restructuring Plan, the Company, among other things, downsized its current workforce, with reductions coming primarily from its YUTIQ sales force and supporting commercial operations. The Company recorded $0 and approximately $1.4 million of YUTIQ sales force personnel and employee severance for discretionary termination benefits during the three and nine months ended September 30, 2023, upon notification of the affected YUTIQ sales force personnel and employees in accordance with ASC 420, Exit or Disposal Cost Obligations. The charges of $1.4 million were recognized in the Company’s operating results, of which $300,000, $940,000, and $165,000 were included in research and development expense, sales and marketing expense and general and administrative expense, respectively.

The Company expects the implementation of the Restructuring Plan will be substantially completed by the end of fiscal year 2023. The charges that the Company expects to incur in connection with the Restructuring Plan are subject to a number of assumptions, and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring Plan.

The following table summarizes the restructuring activities related to the Plan for the nine months ended September 30, 2023 (in thousands):

	Employee Severance and Benefits	Total
Beginning balance at January 1, 2023	—	—
Restructuring charges	1,405	1,405
Cash payments	(1,062)	(1,062)
Ending balance at September 30, 2023	$343	$343

13.
Fair Value Measurements

The following tables summarize the Company’s assets by significant categories carried at fair value measured on a recurring basis by valuation hierarchy (in thousands):

	September 30, 2023
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$126,234	$—	$—	$126,234	$126,234	$—
Subtotal	$126,234	$—	$—	$126,234	$126,234	$—
Level 2:
U.S. Treasury securities	$2,977	$—	$—	$2,977	$—	$2,977
Subtotal	$2,977	$—	$—	$2,977	$—	$2,977
Total	$129,211	$—	$—	$129,211	$126,234	$2,977

	December 31, 2022
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$77,191	$—	$—	$77,191	$77,191	$—
Subtotal	$77,191	$—	$—	$77,191	$77,191	$—
Level 2:
Commercial paper	$18,701	$—	$—	$18,701	$—	$18,701
U.S. Treasury securities	35,266	—	(55)	35,211	4,984	30,227
Subtotal	$53,967	$—	$(55)	$53,912	$4,984	$48,928
Total	$131,158	$—	$(55)	$131,103	$82,175	$48,928

At September 30, 2023 a total of $126.2 million or 100% of the Company’s interest-bearing cash equivalent balances were concentrated in one institutional money market fund that has investments consisting primarily of Repurchase Agreements, U.S Treasuries, and U.S. Government Agency Debts. The Company had no interest-bearing cash equivalent balance consisted of investment-grade U.S. Treasury securities at September 30, 2023.

At December 31, 2022, a total of $77.2 million, or 93.9% of the Company’s interest-bearing cash equivalent balances were concentrated in one institutional money market fund that has investments consisting primarily of certificates of deposit, commercial paper, time deposits, Treasury repurchase agreements and U.S. Treasury securities. A total of $5.0 million, or 6.1%, of the Company’s interest-bearing cash equivalent balances consisted of investment-grade U.S. Treasury securities at December 31, 2022. Generally, these deposits may be redeemed upon demand and, therefore, the Company believes they have minimal risk.

Marketable securities consist of investments with an original or remaining maturity of greater than three months but less than one year at the date of purchase. The Company had investments of $3.0 million and $48.9 million in marketable securities at September 30, 2023 and December 31, 2022, respectively.

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

15.
Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by adding to the basic weighted average number of common shares outstanding the total number of dilutive common equivalent shares using the treasury stock method, unless the effect is anti-dilutive. Potentially dilutive shares were not included in the calculation of diluted net loss per share for each of the three and nine months ended September 30, 2023 and 2022 as their inclusion would be anti-dilutive.

The Company issued 3,272,727 shares of Pre-Funded Warrants (PFW) to purchase common stock, in connection with the November 2021 underwritten public offering. The PFWs were included in the basic and diluted net loss per share calculation during the three and nine months ended September 30, 2022 and 2023, respectively.

Potential common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	September 30,
	2023	2022
Stock options	6,340,662	4,031,665
ESPP	8,522	12,849
Warrants	48,683	48,683
Restricted stock units	1,333,742	529,678
	7,731,609	4,622,875

16.
Related Party Transactions

The former Chief Executive Officer and current Executive Vice Chair of the Board of Directors of the Company (the Board), joined the Board of Directors of Altasciences Company Inc. (Altasciences) in April 2021. In May 2021, Altasciences acquired Calvert Laboratories, Inc. (Calvert Labs), an entity with which the Company conducts business. The Company recorded $413,000 and $1.3 million of research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss related to preclinical and analytical services provided by Altasciences for the three and nine months ended September 30, 2023, respectively. The Company recorded $237,000 and $1.5 million of research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss related to preclinical and analytical services provided by Altasciences for the three and nine months ended September 30, 2022, respectively. Additionally, the Company recorded accounts payable of $469,000 and $201,000, and prepaid expenses of $610,000 and $752,000 in the accompanying condensed consolidated balance sheets related to services provided by Altasciences, as of September 30, 2023 and December 31, 2022, respectively.

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
•
our expectations regarding the timing and clinical development of our product candidates, including EYP-1901 and EYP-2301;
•
our strategic alliances with other companies;
•
our ability to manufacture YUTIQ, EYP-1901 or any future products or product candidates, in sufficient quantities and quality;
•
our belief that our cash, cash equivalents, and investments in marketable securities of $136.0 million at September 30, 2023 will fund our operating plan into 2025 under current expectations regarding the timing and outcomes of our Phase 2 clinical trials for EYP-1901;
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
•
the potential to receive future payments from Alimera pursuant to our May 2023 sale and license agreement with Alimera;
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

•
our expectations regarding the timing and clinical development of our product candidates, including EYP-1901 and EYP-2301, and the potential for EYP-1901 as a sustained delivery treatment for serious eye diseases, including wet AMD, NPDR and DME;
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

Our Business

Overview

We are a company committed to developing and commercializing innovative therapeutics to help improve the lives of patients with serious eye disorders. Our pipeline leverages our proprietary bioerodible DURASERT E™ technology for sustained intraocular drug delivery including EYP-1901, an investigational treatment delivering vorolanib currently in Phase 2 clinical trials for wet AMD, the leading cause of vision loss among people 50 years of age and older in the United States, and NPDR. We are also advancing EYP-2301 into pre-clinical development delivering razuprotafib in Durasert E for the potential treatment of diabetic eye diseases.

Recent Developments

•
In October 2023, we announced the appointment of Stuart Duty to the Company’s Board of Directors. Mr. Duty is an experienced financial executive with over 30 years of experience in finance and investment banking. Mr. Duty has focused primarily on biotechnology and specialty pharmaceuticals clients for much of his career, advising senior executives and boards on a range of financing activities and strategic transactions.
•
In October 2023, we announced the promotion of George Elston, our Chief Financial Officer, to Executive Vice President.
•
In July 2023, we announced the appointment of Jay S. Duker, M.D. as President and Chief Executive Officer (CEO). Dr. Duker has transitioned from his most recent role as President and Chief Operating Officer (COO). Dr. Duker was also appointed to the Board of Directors of the Company (Board), effective July 10, 2023. Nancy S. Lurker has transitioned to the role of Executive Vice Chair from the position of CEO. Ms. Lurker was also appointed to serve as Vice Chair of the Board.

•
In May 2023, we entered into a definitive agreement pursuant to which we granted an exclusive license and rights to YUTIQ to Alimera. Under the terms of the agreement, Alimera received global rights to YUTIQ outside of China, Hong Kong, Taiwan, Macau and Southeast Asia, where YUTIQ is exclusively licensed to Ocumension and we will continue to receive royalties from Ocumension for its YUTIQ sales. In exchange for the rights granted to Alimera under the agreement, we received a $75 million upfront cash payment at closing and will receive an additional $7.5 million in equal quarterly installments in 2024. In addition, commencing in 2025, we will receive a low to mid double-digit royalty on Alimera’s related U.S. net sales above defined thresholds for the calendar years 2025-2028.
•
In May 2023, we received confirmation from the FDA that the September 2021 inspection of our Watertown, MA facility has been classified as Voluntary Action Indicated (VAI) and is no longer considered Official Action Indicated (OAI). A VAI classification means that the agency is not prepared to take or recommend further regulatory action.

R&D Highlights

•
In September 2023, we disclosed the advancement of pipeline program EYP-2301 into pre-clinical development. EYP-2301 delivers razuprotafib, a small molecule inhibitor of vascular endothelial protein tyrosine phosphatase (VE-PTP) with potential vasculature stabilizing activity, utilizing Durasert E.
•
In September 2023 we announced positive interim masked safety data for our lead product candidate EYP-1901 from the ongoing Phase 2 PAVIA trial evaluating EYP-1901 as a potential nine-month treatment for moderate to severe NPDR, and DAVIO 2 trial as a potential six-month maintenance treatment for wet AMD. All treatment arms in the PAVIA trial have reached at least three-months post-dosing follow-up as of September 1, 2023. Approximately 170 patients have received EYP-1901 with a minimum of three months of follow-up post injection from the ongoing Phase 2 PAVIA and DAVIO 2 clinical trials and the completed DAVIO 1 trial with no reported drug-related ocular severe adverse events (SAEs) and no reported drug-related systemic SAEs.
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

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022:

	Three Months Ended
	September 30,		Change
	2023	2022	Amounts	%

Revenues:
Product sales, net	$816	$9,720	$(8,904)	-92%
License and collaboration agreements	14,137	52	14,085	27087%
Royalty income	249	240	9	4%
Total revenues	15,202	10,012	5,190	52%
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	1,202	1,405	(203)	-14%
Research and development	17,363	11,162	6,201	56%
Sales and marketing	479	6,016	(5,537)	-92%
General and administrative	10,556	9,212	1,344	15%
Amortization of acquired intangible assets	—	615	(615)	-100%
Total operating expenses	29,600	28,410	1,190	4%
Loss from operations	(14,398)	(18,398)	4,000	-22%
Other income (expense):
Interest and other income, net	1,786	640	1,146	179%
Interest expense	—	(662)	662	-100%
Loss on extinguishment of debt	—	—	—	0%
Total other income (expense), net	1,786	(22)	1,808	-8218%
Net loss	$(12,612)	$(18,420)	$5,808	-32%
Net loss per share - basic and diluted	$(0.33)	$(0.49)	$0.16	-33%
Weighted average shares outstanding - basic and diluted	38,341	37,338	1,003	3%

Net loss	$(12,612)	$(18,420)	$5,808	-32%

Product Sales, Net

Product sales, net represents the gross sales of YUTIQ and DEXYCU less provisions for product sales allowances. Product sales, net decreased by $8.9 million, or 92%, to $816,000 for the three months ended September 30, 2023 compared to $9.7 million for the three months ended September 30, 2022. This decrease was driven by the agreement that granted license and rights to YUTIQ to Alimera in May 2023 and de minimis DEXYCU sales in 2023 due to the loss of pass-through reimbursement as of January 1, 2023. For the three months ended September 30, 2023, product sales, net were primarily from the sales of product supply under the existing commercial supply agreement (CSA) with Alimera.

Customer demand has a direct impact on product orders from our specialty distributors that we record as net product sales. Net product revenue represents product purchased by our distributors whereas customer demand represents purchases of product by physician practices and ambulatory surgical centers (ASCs) from our specialty distributors.

License and Collaboration Agreement

License and collaboration agreement revenues were $14.1 million for the three months ended September 30, 2023 compared to $52,000 for the three months ended September 30, 2022. This increase was related to the recognition of a portion of deferred revenue related to the agreement to license YUTIQ product rights to Alimera, as well as invoices to Alimera as part of the transition services agreement with Alimera.

Royalty Income

Royalty income increased by $9,000, or 4%, to $249,000 for the three months ended September 30, 2023 compared to $240,000 for the three months ended September 30, 2022. The increase was attributable to higher non-cash Alimera royalties payable to SWK Funding LLC (SWK).

Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Cost of sales, excluding amortization of acquired intangible assets, decreased by $203,000, or 14%, to $1.2 million for the three months ended September 30, 2023 from $1.4 million for the three months ended September 30, 2022. This decrease was primarily due to lower sales volume to Alimera compared to commercial sales in the year prior, partially offset by additional distribution costs passed back to Alimera as part of the transition services agreement. Revenue related to these costs passed back to Alimera are included in license and collaboration revenues.

Research and Development

Research and development expenses increased by $6.2 million, or 56%, to $17.4 million for the three months ended September 30, 2023 from $11.2 million for the same period in the prior year. This increase was attributable primarily to (i) $4.4 million in increased clinical trial costs, related to the ongoing Phase 2 DAVIO2 and PAVIA clinical trials for EYP-1901, and (ii) $1.8 million in higher personnel expense to support clinical trial activity and product development.

Sales and Marketing

Sales and marketing expenses decreased by $5.5 million, or 92%, to $479,000 for the three months ended September 30, 2023 from $6.0 million for the same period in the prior year. This decrease was primarily driven by (i) reduced YUTIQ promotion of $4.7 million due to the agreement that granted license and rights to YUTIQ to Alimera in Q2 2023, (ii) the discontinuation of promotional activities for DEXYCU in 2023 of $771,000, and (iii) $65,000 of sales related expenses.

General and Administrative

General and administrative expenses increased by $1.3 million, or 15%, to $10.6 million for the three months ended September 30, 2023 from $9.2 million for the same period in the prior year. This increase was primarily attributable to (i) $1.5 million in personnel and related expenses, including an increase of $677,000 in stock-based compensation, driven by an increase in personnel, a (ii) $562,000 increase in professional fees, partially offset by a (i) $769,000 decrease in other administrative expenses.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets totaled $615,000 for the three months ended September 30, 2022. This amount was attributable to the DEXYCU product intangible asset that resulted from the Icon acquisition (Icon Acquisition). There was no amortization for the three months ended September 30, 2023 due to the impairment of the DEXYCU intangible asset in Q4 2022.

Interest (Expense) Income

Interest income from investments in marketable securities and institutional money market funds increased by $1.1 million, or 179%, to $1.8 million for the three months ended September 30, 2023 compared to $640,000 in the prior year quarter. This increase was due primarily to an increase in cash invested in marketable securities and higher interest rates in the current calendar quarter.

There was no interest expense in the three months ended September 30, 2023 due to the repayment of the SVB loan on May 17, 2023. Interest expense for the three months ended September 30, 2022 was $662,000.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022:

	Nine Months Ended September 30,		Change
	2023	2022	Amounts	%

Revenues:
Product sales, net	$13,483	$30,048	$(16,565)	-55%
License and collaboration agreements	17,768	160	17,608	11005%
Royalty income	739	663	76	11%
Total revenues	31,990	30,871	1,119	4%
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	3,634	4,916	(1,282)	-26%
Research and development	46,711	34,099	12,612	37%
Sales and marketing	11,504	19,592	(8,088)	-41%
General and administrative	28,854	26,321	2,533	10%
Amortization of acquired intangible assets	—	1,845	(1,845)	-100%
Total operating expenses	90,703	86,773	3,930	5%
Loss from operations	(58,713)	(55,902)	(2,811)	5%
Other income (expense):
Interest and other income, net	4,611	1,067	3,544	332%
Interest expense	(1,247)	(2,408)	1,161	-48%
Gain (loss) on extinguishment of debt	(1,347)	(1,559)	212	-14%
Total other income (expense), net	2,017	(2,900)	4,917	-170%
Net loss	$(56,696)	$(58,802)	$2,106	-4%
Net loss per share - basic and diluted	$(1.50)	$(1.58)	$0.08	-5%
Weighted average shares outstanding - basic and diluted	37,804	37,305	499	1%

Net loss	$(56,696)	$(58,802)	$2,106	-4%

Product Sales, Net

Product sales, net represents the gross sales of YUTIQ and DEXYCU less provisions for product sales allowances. Product sales, net decreased by $16.6 million, or 55%, to $13.5 million for the nine months ended September 30, 2023 compared to $30.0 million for the nine months ended September 30, 2022. This decrease was driven by the agreement that granted license and rights to YUTIQ to Alimera in May 2023 and de minimis DEXYCU sales in 2023 due to the loss of pass-through reimbursement as of January 1, 2023. For the nine months ended September 30, 2023, the revenue from net product sales totaled $1.2 million was recognized from sales of product supply to Alimera under the CSA.

Customer demand has a direct impact on product orders from our specialty distributors that we record as net product sales. Net product revenue represents product purchased by our distributors whereas customer demand represents purchases of product by physician practices and ASCs from our specialty distributors.

License and Collaboration Agreement

License and collaboration agreement revenues increased by $17.6 million, to $17.8 million for the nine months ended September 30, 2023 compared to $160,000 for the nine months ended September 30, 2022. This increase was related to deferred revenue recognized as the performance obligations under the Alimera supply agreement have been fulfilled.

Royalty Income

Royalty income increased by $76,000, or 11%, to $739,000 for the nine months ended September 30, 2023 compared to $663,000 for the nine months ended September 30, 2022. The increase was attributable to higher non-cash Alimera royalties payable to SWK.

Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Cost of sales, excluding amortization of acquired intangible assets, decreased by $1.3 million, or 26%, to $3.6 million for the nine months ended September 30, 2023 from $4.9 million for the nine months ended September 30, 2022. This decrease was primarily attributable to reduced revenue driven by a significant reduction in DEXYCU sales due to the loss of pass-through reimbursement as of January 1, 2023, as well as the transfer of YUTIQ to Alimera on May 17, 2023, and associated costs for costs of goods, royalties, and distribution fees, partially offset by a $533,000 inventory reserve for DEXYCU finished goods and components. These decreases were partially offset by additional distribution costs passed back to Alimera as part of the transition services agreement. Revenue related to these costs passed back to Alimera are included in license and collaboration revenues.

Research and Development

Research and development expenses increased by $12.6 million, or 37%, to $46.7 million for the nine months ended September 30, 2023 from $34.1 million for the same period in the prior year. This increase was attributable primarily to (i) $11.4 million in increased clinical trial costs, related to the ongoing Phase 2 DAVIO2 and PAVIA clinical trials, (ii) $1.8 million of increased personnel related costs for investment in new employees across the research and clinical organizations, and (iii) $1.5 million increased facility costs related to additional personnel. These increases were partially offset by a decrease of $2.1 million in clinical manufacturing cost.

Sales and Marketing

Sales and marketing expenses decreased by $8.1 million, or 41%, to $11.5 million for the nine months ended September 30, 2023 from $19.6 million for the same period in the prior year. This decrease was primarily driven by (i) reduced YUTIQ activities of $4.5 million due to the agreement that granted license and rights to YUTIQ to Alimera in Q2 2023, (ii) discontinuation of promotional activities for DEXYCU in 2023 of $3.3 million, and (iii) $323,000 of other marketing activities. These reductions were offset by a one-time charge in Q2 2023 of $940,000 for restructuring resulting from the sale of the YUTIQ franchise.

General and Administrative

General and administrative expenses increased by $2.5 million, or 10%, to $28.9 million for the nine months ended September 30, 2023 from $26.3 million for the same period in the prior year. This increase was attributable primarily to a (i) $2.5 million increase in professional fees, and a (ii) $1.2 million increase in personnel and related expenses, including a $88,000 decrease of stock-based compensation. These increases were partially offset by a $1.2 million decrease in other administrative costs.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets totaled $1.8 million for the nine months ended September 30, 2022. This amount was attributable to the DEXYCU product intangible asset that resulted from the Icon Acquisition. There was no amortization for the nine months ended September 30, 2023 due to the write-off of the DEXYCU intangible asset in Q4 2022.

Interest (Expense) Income

Interest income from investments in marketable securities and institutional money market funds increased $3.5 million, to $4.6 million for the nine months ended September 30, 2023 compared to $1.1 million for the same period in the prior year. This increase was due primarily to an increase in cash invested in marketable securities and increased interest rates in the current calendar year.

Interest expense decreased $1.2 million, or 48%, to $1.2 million for the nine months ended September 30, 2023, compared to $2.4 million for the same period in the prior year. We incurred lower interest expense primarily due to the repayment of the SVB loan on May 17, 2023.

Liquidity and Capital Resources

We have had a history of operating losses and an absence of significant recurring cash inflows from revenue, and at September 30, 2023 we had a total accumulated deficit of $728.0 million. Our operations have been financed primarily from sales of our equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from collaboration partners.

Financing Activities

Our loans (SVB Loan) under an agreement (the SVB Loan Agreement) with First Citizens BancShares (First Citizens), as successor to Silicon Valley Bank (SVB), as lender (the Lender), were originally due and payable on January 1, 2027. The loans bore interest that was payable monthly in arrears at a per annum rate equal to (i) with respect to the term facility, the greater of (x) the Wall Street Journal prime rate plus 2.25% and (y) 5.50% and (ii) with respect to the revolving facility, the Wall Street Journal Prime Rate. Commencing on February 1, 2024, we were scheduled to begin repaying the principal of the term facility in 36 consecutive equal monthly installments. At maturity or if earlier prepaid, we were also required to pay an exit fee equal to 2.00% of the aggregate principal amount of the term facility.

On May 17, 2023, we utilized a portion of the Upfront Payment from the Alimera PRA (see Note 3) and repaid in full all outstanding amounts under the SVB Loan Agreement. The SVB Loan Agreement was terminated, and all security interests and other liens granted to or held by the Lender were terminated and released. This payment included (i) the remaining $30.0 million principal portion of the SVB Loan, (ii) a $600,000, representing a prepayment fee equal to 2.00% of the aggregate principal amount of the term facility, (iii) a $600,000 exit fee, (iv) accrued and unpaid interest of $139,000 through the pay-off date, and (v) $155,000, representing in the aggregate a statement fee, termination fee and unused credit line fee under the revolving facility. As a result of the early repayment of the SVB Loan, we recorded a loss on extinguishment of debt of $1.4 million for the three months ended June 30, 2023 related to the write-off of the remaining balance of unamortized debt discount. For the three and nine months ended September 30, 2023, there are no remaining obligations related to the SVB Loan.

During the three and nine months ended September 30, 2023, we sold 902,769 shares of our common stock (Common Stock) utilizing our at-the-market facility (ATM) at a weighted average price of $11.05 per share for net proceeds of approximately $9.6 million.

Future Funding Requirements

At September 30, 2023, we had cash, cash equivalents, and investments in marketable securities of $136.0 million. We expect that our cash and cash equivalents and investments in marketable securities will fund our operating plan into 2025 under current expectations regarding the timing and outcomes of our Phase 2 clinical trials for EYP-1901 and our plans for EYP-2301. Due to the difficulty and uncertainty associated with the design and implementation of preclinical studies and clinical trials, we will continue to assess our cash and cash equivalents and future funding requirements. However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations. We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of our product candidates. If we obtain marketing approval for any of our product candidates, we will incur significant sales, marketing and manufacturing expenses. We also expect to continue to incur significant costs to comply with corporate governance, internal controls and similar requirements associated with operating as a public reporting company.

Actual cash requirements could differ from management’s projections due to many factors including additional investments in research and development programs, clinical trial expenses for EYP-1901and EYP-2301, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

The amount of additional capital we will require will be influenced by many factors, including, but not limited to:

1.
the potential for EYP-1901, as a sustained delivery intravitreal anti-VEGF treatment for wet AMD, NPDR, and DME;
2.
our expectations regarding the timing and clinical development of our product candidates, including EYP-1901 and EYP-2301;
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

We expect to seek additional funding to sustain our future operations and while we have successfully raised capital in the past, the ability to raise capital in future periods is not assured. We do not know if additional capital will be available when needed or on terms favorable to us or our stockholders. Collaboration, licensing or other agreements may not be available on favorable terms, or at all. If we seek to sell our equity securities, we do not know whether and to what extent we will be able to do so, or on what terms. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and dilute our existing stockholders’ equity, and funding through collaboration, licensing or other commercial agreements may be on unfavorable terms, including requiring us to relinquish rights to certain of our technologies or products. If adequate financing is not available if and when needed, we may delay, reduce the scope of, or eliminate research or development programs, if any, postpone or cancel the pursuit of product candidates, or otherwise significantly curtail our operations to reduce our cash requirements and extend our capital.

Our consolidated statements of historical cash flows are summarized as follows (in thousands):

	Nine Months Ended
	September 30,
	2023	2022	Change
Cash flows from operating activities:
Net loss	$(56,696)	$(58,802)	$2,106
Changes in operating assets and liabilities	71,155	(7,883)	79,038
Other adjustments to reconcile net loss to cash flows from operating activities:	10,525	14,268	(3,743)
Net cash (used in) provided by operating activities	$24,984	$(52,417)	$77,401
Net cash (used in) provided by investing activities	$43,833	$(50,182)	$94,015
Net cash used in financing activities	$(31,415)	$(632)	$(30,783)

Operating cash inflows for the nine months ended September 30, 2023 totaled $25.0 million, primarily due to our net loss of $56.7 million reduced by $10.5 million of non-cash expenses, which included $8.5 million of stock-based compensation, $1.3 million of loss on extinguishment of debt, $693,000 for the provision of excess and obsolete inventory, and $18,000 of other non-cash charges. This was further offset by changes in working capital of $71.2 million, including $57.4 million of deferred revenue related to the agreement to license YUTIQ product rights to Alimera, and $13.7 million of other working capital changes.

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

For the nine months ended September 30, 2023, $46.4 million of net cash was provided by the sales of marketable securities, and $2.6 million was used for the purchase of property and equipment.

For the nine months ended September 30, 2022, $48.6 million of net cash was used to purchase marketable securities, as well as $1.6 million for the purchase of property and equipment.

Net cash used in financing activities for the nine months ended September 30, 2023 totaled $31.4 million and consisted of the following:

(i)
$40.5 million used to pay off the SVB loan
(ii)
$1.4 million used to extinguish debt costs related to the SVB loan
(iii)
$9.6 million of net proceeds from the issuance of 902,769 shares of our Common Stock sold utilizing our ATM.

Net cash used in financing activities for the nine months ended September 30, 2022 totaled $632,000 and consisted of the following:

(i)
$38.2 million used to pay off the CRG loan;
(ii)
$2.3 million used to extinguish debt costs related to the CRG loan;
(iii)
$30.0 million of proceeds from the issuance for long-term debt related to the SVB loan;

(iv)
$10.5 million of net proceeds from the revolving facility

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

This section augments and updates certain risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 (the Annual Report). The following risk factors should be read together with the other risk factors disclosed in the Annual Report. In addition to the other information in this Quarterly Report on Form 10-Q, all of the risk factors should be carefully considered in evaluating us and our common stock. Any of these risks, many of which are beyond our control, could materially and adversely affect our financial condition, results of operations or cash flows, or cause our actual results to differ materially from those projected in any forward-looking statements. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not identified below because they are common to all businesses. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. For more information, see “Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Pursuant to our PRA with Alimera, the Company agreed to grant to Alimera an exclusive and sublicensable right and license under the Company’s and its affiliates’ interest in certain of the Company’s and its affiliates’ intellectual property to develop, manufacture, sell, commercialize and otherwise exploit certain products, including YUTIQ® (fluocinolone acetonide intravitreal implant) 0.18 mg, for the treatment and prevention of uveitis in the entire world except Europe, the Middle East and Africa. Pursuant to the agreement, Alimera paid the Company an Upfront Payment of $75 million. Alimera is required to make four quarterly Guaranteed Payments (as defined in the PRA) to the Company totaling $7.5 million during 2024. Alimera is also required to pay royalties to the Company from 2025 to 2028 at a percentage of low-to-mid double digits of Alimera’s annual U.S. net sales of certain products (including YUTIQ) in excess of certain thresholds, beginning at $70 million in 2025, increasing annually thereafter (Royalties). Upon Alimera’s payment of the Upfront Payment and the Guaranteed Payments, the licenses and rights granted to Alimera will automatically become perpetual and irrevocable. We cannot predict what success, if any, Alimera may have with respect to sales of YUTIQ and, therefore, it is uncertain as to when we may receive the royalties and if we will receive any royalties at all. In the event Alimera fails to execute the effective sale and distribution of YUTIQ in the specified regions the royalties contemplated under the PRA could be adversely impacted in total, or in part, and our business could be harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

2.1#	Product Rights Agreement, dated May 17, 2023, by and between EyePoint Pharmaceuticals, Inc. and Alimera Sciences, Inc.	8-K	05/18/23	2.1

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1

3.2	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	10-K	09/13/17	3.2

3.3	Certificate of Correction to Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	8-K	04/02/18	3.1

3.4	Certificate of Amendment of Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/27/18	3.1

3.5	By-Laws of EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	3.5

3.6	Amendment No. 1 to the By-Laws of EyePoint Pharmaceuticals, Inc.	8-K	11/06/18	3.1

3.7	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/23/20	3.1

3.8	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	12/08/20	3.1

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1

4.2	Warrant to Purchase Common Stock of pSivida Corp., issued March 28, 2018, to SWK Funding, LLC	8-K	03/29/18	4.1

4.3	Registration Rights Agreement, dated as of March 28, 2018, by and among pSivida Corp. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P.	8-K	03/29/18	10.3

4.4	Second Registration Rights Agreement, dated as of June 25, 2018, by and among EyePoint Pharmaceuticals, Inc. and EW Healthcare Partners, L.P. and EW Healthcare Partners-A, L.P. and each other person identified on the signature pages thereto	8-K	06/27/18	10.1

4.5	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	11/19/21	4.1

10.1	Second Amendment to Employment Agreement, dated July 10, 2023, by and between EyePoint Pharmaceuticals, Inc. and Nancy S. Lurker	8-K	7/10/2023	10.1

10.2	Second Amendment to Employment Agreement, dated July 10, 2023, by and between EyePoint Pharmaceuticals, Inc. and Jay S. Duker	8-K	7/10/2023	10.2

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

EyePoint Pharmaceuticals, Inc.

Date: November 3, 2023	By:	/s/ Jay S. Duker
	Name:	Jay S. Duker, M.D.
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2023	By:	/s/ George O. Elston
	Name:	George O. Elston
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)