Form 10-Q
period 2024-03-31
EyePoint Pharmaceuticals, Inc.
filed 2024-05-09
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

There were 52,084,375 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 2, 2024.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$271,013	$281,263
Marketable securities	28,335	49,787
Accounts and other receivables, net	3,015	805
Prepaid expenses and other current assets	11,089	9,039
Inventory	4,257	3,906
Total current assets	317,709	344,800
Property and equipment, net	6,677	5,251
Operating lease right-of-use assets	4,711	4,983
Restricted cash	150	150
Total assets	$329,247	$355,184
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,082	$6,504
Accrued expenses	15,940	17,521
Deferred revenue	38,377	38,592
Other current liabilities	1,181	646
Total current liabilities	62,580	63,263
Deferred revenue – noncurrent	12,109	20,692
Operating lease liabilities – noncurrent	4,624	4,906
Total liabilities	79,313	88,861
Contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at March 31, 2024 and December 31, 2023; 49,885,701 and 49,043,074 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	50	49
Additional paid-in capital	1,020,478	1,007,556
Accumulated deficit	(771,430)	(742,146)
Accumulated other comprehensive income	836	864
Total stockholders' equity	249,934	266,323
Total liabilities and stockholders' equity	$329,247	$355,184

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands except per share data)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Product sales, net	$658	$7,394
License and collaboration agreements	10,563	34
Royalty income	463	255
Total revenues	11,684	7,683
Operating expenses:
Cost of sales	759	640
Research and development	30,139	13,618
Sales and marketing	6	5,737
General and administrative	14,101	9,242
Total operating expenses	45,005	29,237
Loss from operations	(33,321)	(21,554)
Other (expense) income:
Interest and other income, net	4,037	1,202
Interest expense	—	(812)
Total other (expense) income, net	4,037	390
Net loss	$(29,284)	$(21,164)
Net loss per share:
Basic and diluted	$(0.55)	$(0.56)
Weighted average shares outstanding:
Basic and diluted	52,913	37,486

Net loss	$(29,284)	$(21,164)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities, net of tax of $0 for periods presented	(28)	57
Comprehensive loss	$(29,312)	$(21,107)

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands except share data)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance at January 1, 2023	34,082,934	$34	$766,899	$(671,351)	$786	$96,368
Net loss	—	—	—	(21,164)		(21,164)
Other comprehensive loss	—	—	—	—	57	57
Employee stock purchase plan	63,721	—	248	—	—	248
Exercise of stock options	—	—	—	—	—	—
Vesting of stock units	155,271	—	(169)	—	—	(169)
Stock-based compensation	—	—	3,050	—	—	3,050
Balance at March 31, 2023	34,301,926	$34	$770,028	$(692,515)	$843	$78,390

Balance at January 1, 2024	49,043,074	$49	$1,007,556	$(742,146)	$864	$266,323
Net loss				(29,284)		(29,284)
Other comprehensive loss					(28)	(28)
Issuance of stock, net of issue costs	—	—	18	—	—	18
Cashless exercise of warrants	25,666	—	—	—	—	—
Employee stock purchase plan	25,015	—	268	—	—	268
Exercise of stock options	444,184	1	4,293	—	—	4,294
Vesting of stock units	347,762	—	(4,356)	—	—	(4,356)
Stock-based compensation	—	—	12,699	—	—	12,699
Balance at March 1, 2024	49,885,701	$50	$1,020,478	$(771,430)	$836	$249,934

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(29,284)	$(21,164)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation of property and equipment	303	105
Amortization of debt discount and premium and discount on available-for-sale marketable securities	(575)	(244)
Stock-based compensation	12,699	3,050
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(4,260)	4,932
Inventory	(351)	(1,185)
Accounts payable and accrued expenses	(1,430)	(2,267)
Right-of-use assets and operating lease liabilities	524	193
Deferred revenue	(8,797)	(255)
Net cash provided by (used in) operating activities	(31,171)	(16,835)
Cash flows from investing activities:
Purchases of marketable securities	—	(2,930)
Sales and maturities of marketable securities	22,000	35,500
Purchases of property and equipment	(1,194)	(484)
Net cash provided by (used in) investing activities	20,806	32,086
Cash flows from financing activities:
Payment of equity issue costs	(89)	—
Borrowings under revolving facility	—	5,300
Repayment under revolving facility	—	(10,480)
Net settlement of stock units to satisfy statutory tax withholding	(4,356)	(169)
Proceeds from exercise of stock options	4,560	248
Principal payments on finance lease obligations	—	(18)
Net cash used in financing activities	115	(5,119)
Net increase (decrease) in cash, cash equivalents and restricted cash	(10,250)	10,132
Cash, cash equivalents and restricted cash at beginning of period	281,413	95,783
Cash, cash equivalents and restricted cash at end of period	$271,163	$105,915
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$271,013	$105,765
Restricted cash	150	$150
Total cash, cash equivalents and restricted cash at end of period	$271,163	$105,915
Supplemental cash flow information:
Cash interest paid	$—	$740
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions in accounts payable and accrued expenses	$535	$—
Stock issuance costs	$218	$—

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Operations

The accompanying condensed consolidated financial statements of EyePoint Pharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, the Company), as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2023, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the periods indicated. The preparation of financial statements in accordance with United States (U.S.) generally accepted accounting principles requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the entire 2024 fiscal year or any future period.

The Company is committed to developing and commercializing therapeutics to help improve the lives of patients with serious eye disorders. The Company’s pipeline leverages its proprietary bioerodible Durasert E™ technology (Durasert E™) for sustained intraocular drug delivery. The Company’s lead product candidate, DURAVYU™, previously EYP-1901, is an investigational sustained delivery treatment for anti-vascular endothelial growth factor (anti-VEGF) mediated retinal diseases combining vorolanib, a selective and patent-protected tyrosine kinase inhibitor with Durasert E™, DURAVYU™ is currently in Phase 2 clinical trials for wet age-related macular degeneration (wet AMD), the leading cause of vision loss among people 50 years of age and older in the United States and non-proliferative diabetic retinopathy (NPDR), a largely untreated disease due to limitations of available therapies, and diabetic macular edema (DME). The Company is also advancing EYP-2301, a promising TIE-2 agonist, razuprotafib, formulated in Durasert E™ to potentially improve outcomes in serious retinal diseases.

The Company plans to identify and advance additional product candidates through clinical and regulatory development for its pipeline. This may be accomplished through internal discovery efforts, research collaborations, and/or in-licensing arrangements with partner molecules and potential acquisitions of additional products, product candidates or technologies.

Liquidity

The Company had cash, cash equivalents, and investments in marketable securities of $299.3 million at March 31, 2024. The Company has a history of operating losses and has not had significant recurring cash inflows from revenue. The Company’s operations have been financed primarily from sales of its equity securities, issuance of debt, and a combination of license fees, milestone payments, royalty income, and other fees received from its collaboration partners. The Company anticipates that it will continue to incur losses as it continues the research and development of its product candidates, and the Company does not expect revenues to generate sufficient funding to sustain its operations in the near-term. The Company expects to continue fulfilling its funding needs through cash inflows from revenues, licensing and research collaboration transactions, additional equity capital raises, and other arrangements. The Company believes that its cash, cash equivalents, and investments in marketable securities of $299.3 million at March 31, 2024 will enable the Company to fund its current and planned operations for at least the next twelve months from the date these condensed consolidated financial statements were issued. Actual cash requirements could differ from management’s projections due to many factors, including the timing and results of the Company’s clinical trials for DURAVYU™, additional investments in research and development programs, competing technological, and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

2.
Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, Revenue from Contracts with Customers (ASC 606), the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v)

recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within the contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value-add, and other taxes collected on behalf of third parties are excluded from revenue.

Product sales, net — Effective January 2023, commercial sales of DEXYCU® were no longer supported by the Company, remaining available only through specialty distributors. Effective May 2023, YUTIQ® has been and continues to be sold under commercial supply agreements with Alimera Sciences, Inc. (Alimera) and Ocumension Therapeutics (Ocumension) (see Note 3).

Prior to the above dates, the Company sold YUTIQ® and DEXYCU® to a limited number of specialty distributors and specialty pharmacies (collectively the Distributors) in the U.S., with whom the Company had entered into formal agreements, for delivery to physician practices for YUTIQ® and to hospital outpatient departments and ambulatory surgical centers (ASCs) for DEXYCU®. The Company recognized revenue on sales of its products when Distributors obtained control of the products, which occurred at a point in time, typically upon delivery. In addition to agreements with Distributors, the Company also entered into arrangements with healthcare providers, ASCs, and payors that provided for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to their purchase of the Company's products from Distributors.

Reserves for variable consideration — Product sales were recorded at the wholesale acquisition costs, net of applicable reserves for variable consideration. Components of variable consideration included trade discounts and allowances, provider chargebacks and discounts, payor rebates, product returns, and other allowances that were offered within contracts between the Company and its Distributors, payors, and other contracted purchasers relating to the Company's product sales. These reserves were based on the amounts earned, or to be claimed on the related sales, and were classified either as reductions of product revenue and accounts receivable or a current liability, depending on how the amount was to be settled. Overall, these reserves reflected the Company's best estimates of the amount of consideration to which it was entitled based on the terms of the respective underlying contracts. The actual amounts of consideration ultimately received may differ from the Company's estimates. If actual results in the future vary from the estimates, the Company adjusts these estimates, which would affect product revenue and earnings in the period such variances become known.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2024.

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

Cost of sales — Cost of sales consist of costs associated with the manufacture of YUTIQ® and DEXYCU®, certain period costs for DEXYCU® product revenue, product shipping and, as applicable, royalty expense. The inventory costs for YUTIQ® include purchases of various components, the active pharmaceutical ingredient (API), and direct labor and overhead for the product manufactured in the Company’s Watertown, Massachusetts facility. The inventory costs for DEXYCU® include purchased components, the API and third-party manufacturing, and assembly.

For the three months ended March 31, 2024 and 2023, product revenue-based royalty expense as a component of cost of sales was immaterial.

Recently Adopted and Recently Issued Accounting Pronouncements

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

3.
Revenue

Product Revenue Reserves and Allowances

From January 1, 2023 through May 17, 2023 (the date the Company entered into the product rights agreement (PRA) with Alimera, pursuant to which the Company granted an exclusive license and rights to its YUTIQ® (fluocinolone acetonide intravitreal implant) 0.18 mg (YUTIQ®) product to Alimera, the Company’s product revenues were primarily from sales of YUTIQ® in the U.S. For the three months ended March 31, 2024, the Company’s product revenues were primarily from the Company’s existing commercial supply agreements with Alimera. For the three months ended March 31, 2024 and 2023, the Company’s product revenues were made up primarily of $0.7 million and $7.4 million from the sales of YUTIQ®. Sales of DEXYCU® for the three months ended March 31, 2024 and 2023 were immaterial.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2024 and 2023 (in thousands):

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2024	$83	$—	$677	$760
Provision related to sales in the current year	—	—	—	—
Adjustments related to prior period sales	70	—	—	70
Deductions applied and payments made	(112)	—	(54)	(166)
Ending balance at March 31, 2024	$41	$—	$623	$664

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2023	$859	$158	$871	$1,888
Provision related to sales in the current year	823	—	—	823
Adjustments related to prior period sales	40	(40)	(18)	(18)
Deductions applied and payments made	(846)	(103)	(32)	(981)
Ending balance at March 31, 2023	$876	$15	$821	$1,712

Returns are recorded as a reduction of accounts receivable on the condensed consolidated balance sheets. Chargebacks, discounts and fees and rebates are recorded as a component of accrued expenses on the condensed consolidated balance sheets (See Note 6).

License and Collaboration Agreements and Royalty Income

Alimera Product Rights Agreement and Commercial Supply Agreement

On May 17, 2023 (the Closing Date), the Company entered into a PRA with Alimera. Under the PRA, the Company granted to Alimera an exclusive and sublicensable right and license (the License) under the Company’s and its affiliates’ interest in certain of the Company’s and its affiliates’ intellectual property to develop, manufacture, sell, commercialize, and otherwise exploit certain products, including YUTIQ®, for the treatment and prevention of uveitis in the entire world except Europe, the Middle East and Africa (EMEA).

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

On the Closing Date, the Company and Alimera also entered into a commercial supply agreement (CSA), pursuant to which, during the term of the PRA, the Company agreed to manufacture and exclusively supply to Alimera agreed-upon quantities of YUTIQ® necessary for Alimera to commercialize YUTIQ® in the United States at certain cost plus amounts, subject to adjustments and potential extensions and terminations set forth in the CSA (the Supply Transaction and together with the License and the Asset Transfer, the Transaction).

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

During the three months ended March 31 2024, the Company recognized $0.7 million of revenue from sales of product supply to Alimera under the CSA and recorded this amount in product sales, net on the consolidated statements of comprehensive loss. The Company recognized $10.4 million of license and collaboration revenue related to the PRA for the three months ended March 31, 2024. As of March 31, 2024, the Company had $37.0 million as current and no non-current deferred revenue recognized under the PRA, respectively.

SWK Royalty Purchase Agreement

Pursuant to a royalty purchase agreement (RPA) with SWK Funding LLC (SWK), the Company sold its right to receive royalty payments on future sales of products subject to a licensing and development agreement, as amended, with Alimera (the Amended Alimera Agreement) for an upfront cash payment of $16.5 million. The Company classified the proceeds received from SWK as deferred revenue at inception of the RPA and is recognizing revenue as royalty payments are made from Alimera to SWK. The Company recognized $0.3 million and $0.3 million of royalty revenue related to the RPA for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had $1.4 million and $12.1 million as current and non-current deferred revenue recognized under the RPA, respectively. As of December 31, 2023, the Company classified $1.4 million and $12.4 million as current and non-current deferred revenue recognized under the RPA, respectively.

Ocumension Therapeutics

Pursuant to license agreements and a Memorandum of Understanding signed with the Company, Ocumension has:

1.
An exclusive license for the development and commercialization of its three-year micro insert using the Durasert technology for the treatment of posterior segment uveitis of the eye (YUTIQ® in the U.S.) in Mainland China, Hong Kong, Macau, and Taiwan at its own cost and expense in return for royalties based on sales with the Company supplying products for clinical trials and commercial sale;
2.
An exclusive license for the development and commercialization in Mainland China, Hong Kong, Macau, and Taiwan of DEXYCU® for the treatment of post-operative inflammation following ocular surgery at its own cost and expense in return for royalties based on sales with the Company supplying product for clinical trials and commercial sale; and
3.
Exclusive rights to develop and commercialize YUTIQ® and DEXYCU® products under its own brand names in South Korea and other jurisdictions across Southeast Asia in Brunei, Burma (Myanmar), Cambodia, Timor-Leste, Indonesia, Laos, Malaysia, the Philippines, Singapore, Thailand, and Vietnam, at its own cost and expense in return for royalties based on sales with the Company supplying product for clinical trials and commercial sale.

The Chief Executive Officer of Ocumension is a member of the Company's board of directors (the Board).

During the three months ended March 31, 2024, the Company recognized $0.2 million, in royalty income from Ocumension. There were no sales to Ocumension under the supply agreement for the three months ended March 31, 2024. License and collaboration revenue related to additional technical assistance during the three months ended March 31, 2024 and 2023 was immaterial.

Exclusive License Agreement with Betta Pharmaceuticals, Co., Ltd.

On May 2, 2022, the Company entered into an exclusive license agreement (the Betta License Agreement) with Betta Pharmaceuticals Co., Ltd. (Betta), an affiliate of Equinox Sciences, LLC (Equinox) (see Note 13). Under the Betta License Agreement, the Company granted to Betta an exclusive, sublicensable, royalty-bearing license under certain of the Company’s intellectual property to develop, use (but not make or have made), sell, offer for sale, and import the Company’s product candidate, DURAVYU™, an investigational sustained delivery treatment for anti-VEGF-mediated retinal diseases combining vorolanib, a selective and patent-protected tyrosine kinase inhibitor (TKI) with Durasert E™ (the Licensed Product), in the field of ophthalmology (the Betta Field) in the greater area of China, including China, the Hong Kong Special Administrative Region, the Macau Special Administrative Region, and Taiwan (the Betta Territory). The Company retained rights under the Company’s intellectual property to, among other things, conduct clinical trials on the Licensed Product in the Betta Field in the Betta Territory.

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

The revenue the Company recognized for the three months ended March 31, 2024 and 2023, related to this agreement was immaterial.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid expenses	$2,908	$1,695
Prepaid clinical trials	6,698	6,335
Other	1,483	1,009
Total prepaid expenses and other current assets	$11,089	$9,039

5.
Inventory

Inventory consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$1,448	$1,303
Work in process	1,085	882
Finished goods	1,724	1,721
Total inventory	$4,257	$3,906

6.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Personnel costs	$5,499	$12,631
Clinical trial costs	8,736	3,305
Professional fees	813	666
Sales chargebacks, rebates and other revenue reserves	664	760
Other	228	159
Total accrued expenses	$15,940	$17,521

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

On January 23, 2023, the Company entered into a lease agreement for its new standalone manufacturing facility, including office and lab space located at 600 Commerce Drive, Northbridge, Massachusetts. The new leased premises will consist of approximately 40,000 square feet. The lease includes a non-cancellable lease term of fifteen years and four months, with two options to extend the lease term for two additional terms of either five years or ten years at 95% of the then-prevailing fair market rent. The lease term will commence upon the substantial completion of construction of the facility and related leasehold improvements, which are owned by the lessor, to prepare the premises for the Company’s intended use, which is currently expected to occur during the second half of 2024. The Company’s obligation to pay base rent will begin four months following the commencement of the lease term. The lease will create significant rights and obligations for the Company, including the payment of base rent on monthly basis, of which the Company estimates will total approximately $40.8 million during the initial non-cancellable term of the lease (i.e., fifteen years and four months). The Company will be responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises. As of March 31, 2024, a lease commencement date in accordance with ASC 842, Leases, had not occurred, as such, no ROU or lease liability has been recorded as of March 31, 2024.

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

As of March 31, 2024, the weighted average remaining term of the Company’s operating leases was 4.0 years and the weighted average discount rate was 5.84%.

Supplemental balance sheet information related to operating leases as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

	March 31,	December 31,
	2024	2023
Other current liabilities – operating lease current portion	$1,098	$563
Operating lease liabilities – noncurrent portion	4,624	4,906
Total operating lease liabilities	$5,722	$5,469

Operating lease expense recognized was $0.4 million and $0.4 million, excluding $0.1 million and $0.05 million of variable lease costs, for the three months ended March 31, 2024 and 2023, respectively, and was included in the accompanying consolidated statements of comprehensive loss.

The Company’s total future minimum lease payments under non-cancellable leases at March 31, 2024 were as follows (in thousands):

Operating Leases
Remainder of 2024	$1,045
2025	1,494
2026	1,589
2027	1,637
Thereafter	693
Total lease payments	$6,458
Less imputed interest	(736)
Total	$5,722

8.
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

During the three months ended March 31, 2024 and 2023, the Company did not sell any shares of its common stock under the ATM Facility.

Warrants to Purchase Common Shares

Pursuant to a credit agreement, the Company issued a warrant to SWK to purchase (i) 40,910 shares of the Company’s common stock on March 28, 2018 at an exercise price of $11.00 per share with a seven-year term and (ii) 7,773 shares of the Company’s common stock on June 26, 2018 at an exercise price of $19.30 per share with a seven-year term.

In January 2024, SWK exercised their warrants in full via cashless exercise resulting in the net share issuance of 25,666 shares.

9.
Share-Based Payment Awards

Equity Incentive Plan

Prior to June 20, 2023, the Company had authorized the issuance of 5,900,000 shares of the Company's common stock under the 2016 Long-Term Incentive Plan (the 2016 Plan), of which 184,904 shares remained available for future grants.

At the Company’s Annual Meeting of Stockholders held on June 20, 2023, the Company’s stockholders approved the adoption of the 2023 Long Term Incentive Plan (the 2023 Plan) and authorized up to 3,500,000 shares of common stock reserved for issuance to participating employees plus the 184,904 shares that remained available for grant under the 2016 Plan upon adoption of the 2023 Plan plus any shares that would have otherwise have become available for grant under the Company's 2008 Plan or the 2016 Plan as a result of termination or forfeiture of awards under such plan. The 2023 Plan replaced the 2008 Plan and the 2016 Plan. At March 31, 2024, a total of approximately 176,000 shares were available for new awards under the 2023 Plan.

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

Stock Options

The following table provides a reconciliation of stock option activity under the Company’s equity incentive plan and for inducement awards for the three months ended March 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2024	6,304,767	$9.98
Granted	1,706,582	21.27
Exercised	(444,184)	9.66
Forfeited	(136,148)	7.31
Outstanding at March 31, 2024	7,431,017	$12.64	7.95	$64,740
Exercisable at March 31, 2024	2,976,446	$12.73	6.35	$27,295

The Company's stock options generally vest over four years with 25% vesting after one year of service followed by ratable monthly vesting over the remaining three years. Nonemployee awards are granted similar to the Company’s employee awards. All option grants have a 10-year term. Options to purchase a total of 1,086,001 shares of the Company’s common stock vested during the three months ended March 31, 2024.

In determining the grant date fair value of option awards granted during the three months ended March 31, 2024, the Company applied the Black-Scholes option pricing model based on the following key assumptions:

Option life (in years)	5.5 - 6.08
Stock volatility	97% - 99%
Risk-free interest rate	3.84% - 4.28%
Expected dividends	0.0%

The following table summarizes information about employee, non-executive director and external consultant stock options for the three months ended March 31, 2024 (in thousands except per share amount):

Three Months
Ended
March 31, 2024
Weighted average grant date fair value per share	$16.91
Total cash received from exercise of stock options	$4,294
Total intrinsic value of stock options exercised	$6,802

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

The following table provides a reconciliation of RSU activity under the 2016 Plan and the 2023 Plan for the three months ended March 31, 2024:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	1,333,192	$5.31
Granted	636,100	20.40
Vested	(533,688)	6.23
Forfeited	(32,452)	7.31
Nonvested at March 31, 2024	1,403,152	$11.76

At March 31, 2024, the weighted average remaining vesting term of the RSUs was 1.74 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the ESPP) allows qualified participants to purchase the Company’s common stock twice a year at 85% of the lesser of the average of the high and low sales price of the Company’s common stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period. The number of shares of the Company’s common stock each employee may purchase under this plan, when combined with all other employee stock purchase plans, is limited to the lower of an aggregate fair market value of $25,000 during each calendar year, or 5,000 shares of the Company’s common stock in any one offering period. The Company has maintained consecutive six-month offering periods since August 1, 2019. During the three months ended March 31, 2024, 25,015 shares of the Company’s common stock were issued pursuant to the ESPP.

The Company estimated the fair value of the option component of the ESPP shares at the date of grant using a Black-Scholes valuation model. During the three months ended March 31, 2024, the compensation expense from ESPP shares was $0.1 million. During the three months ended March 31, 2023, the compensation expense from ESPP shares was immaterial.

Stock-Based Compensation Expense

The Company’s consolidated statements of comprehensive loss included total compensation expense from stock-based payment awards as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Compensation expense included in:
Research and development	$7,827	$1,240
Sales and marketing	—	430
General and administrative	4,872	1,380
	$12,699	$3,050

During the three months ended March 31, 2024, the Company modified certain stock option and restricted stock awards in connection with the termination of two executives resulting in incremental compensation expense of $5.6 million.

At March 31, 2024, there was approximately $43.3 million of unrecognized compensation expense related to outstanding equity awards under the 2023 Plan, the 2016 Plan, the inducement awards and the ESPP that is expected to be recognized as expense over a weighted average period of approximately 1.8 years.

10.
License and Asset Purchase Agreements

Equinox Science, LLC

In February 2020, the Company entered into an Exclusive License Agreement (the Equinox License Agreement) with Equinox, pursuant to which Equinox granted the Company an exclusive, sublicensable, royalty-bearing right and license to certain patents, and other Equinox intellectual property to research, develop, make, have made, use, sell, offer for sale, and import the compound vorolanib and any pharmaceutical products comprising the compound for local delivery to the eye for the prevention or treatment of age-related macular degeneration, diabetic retinopathy and retinal vein occlusion using the Company’s proprietary localized delivery technologies (the Original Field), in each case, throughout the world except China, Hong Kong, Taiwan, and Macau (the Company Territory).

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

No R&D expense was recorded for the three months ended March 31, 2024 and 2023, respectively, related to the Equinox License Agreement as no milestones were achieved.

11.
Fair Value Measurements

The following tables summarize the Company’s assets by significant categories carried at fair value measured on a recurring basis by valuation hierarchy (in thousands):

	March 31, 2024
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$261,712	$—	$—	$261,712	$261,712	$—
Subtotal	$261,712	$—	$—	$261,712	$261,712	$—
Level 2:
Commercial paper	$7,482	$—	$—	$7,482	$—	$7,482
U.S. Treasury securities	8,957	—	—	8,957	—	8,957
U.S. Agency securities	11,900	—	(4)	11,896	—	11,896
Subtotal	$28,339	$—	$(4)	$28,335	$—	$28,335
Total	$290,051	$—	$(4)	$290,047	$261,712	$28,335

	December 31, 2023
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$270,476	$—	$—	$270,476	$270,476	$—
Subtotal	$270,476	$—	$—	$270,476	$270,476	$—
Level 2:
Commercial paper	$19,295	$8	$—	$19,303	$1,998	$17,305
U.S. Treasury securities	17,762	8	—	17,771	2,990	14,781
U.S. Agency securities	17,694	8	(1)	17,701		17,701
Subtotal	$54,751	$24	$(1)	$54,775	$4,988	$49,787
Total	$325,227	$24	$(1)	$325,251	$275,464	$49,787

At March 31, 2024 and December 31, 2023, a total of $261.7 million or 90%, and a total of $270.5 million or 98.2%, respectively, of the Company’s interest-bearing cash equivalent balances were concentrated in one institutional money market fund that has investments consisting primarily of Repurchase Agreements, U.S Treasuries, and U.S. Government Agency Debts. The Company had $28.3 million or 10%, and a total $5.0 million or 1.8% of the Company's interest-bearing cash equivalent balance which consisted of investment-grade Commercial paper and investment-grade U.S. Treasury securities at March 31, 2024, and December 31, 2023, respectively. Generally, these deposits may be redeemed upon demand and, therefore, the Company believes they have minimal risk.

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

12.
Contingencies

Legal Proceedings

The Company is subject to various routine legal proceedings and claims incidental to its business, which management believes will not have a material effect on the Company’s financial position, results of operations, or cash flows.

U.S. Department of Justice Subpoena

In August 2022, the Company received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts seeking production of documents related to sales, marketing and promotional practices, including as pertain to DEXYCU® (DOJ Investigation). The Company is cooperating fully with the government in connection with this matter. At this time, the Company is unable to predict the duration, scope, or outcome of this matter or whether it could have a material impact on the Company's financial condition, results of operations, or cash flow.

13.
Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by adding to the basic weighted average number of common shares outstanding the total number of dilutive common equivalent shares using the treasury stock method, unless the effect is anti-dilutive. Potentially dilutive shares were not included in the calculation of diluted net loss per share for each of the three months ended March 31, 2024 and 2023 as their inclusion would be anti-dilutive.

The Company issued 3,272,727 shares of Pre-Funded Warrants (PFW) to purchase common stock, in connection with the November 2021 underwritten public offering. The PFWs were included in the basic and diluted net loss per share calculation during the three months ended March 31, 2024 and 2023, respectively.

On April 18, 2024, 2,181,818 warrants were exercised in full as a cashless exercise, resulting in a net issuance of 2,180,776 common shares.

Potential common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	Three Months Ended March 31,
	2024	2023
Stock options	7,431,017	6,069,096
ESPP	3,718	19,539
Warrants	—	48,683
Restricted stock units	1,403,152	311,017
	8,837,887	6,448,335

14.
Related Party Transactions

On December 18, 2023, the Company entered into a consulting agreement with Dr. John Landis who also serves as the Company's Chair of the Science Committee and a member of the board of directors. Pursuant to the terms of the consulting agreement, Dr. Landis is entitled to receive an annual compensation payment of up to $0.6 million in exchange for performing certain research and development services as the Company's interim head of development. On January 5, 2024, pursuant to the consulting agreement, the Company granted Dr. Landis (i) stock options to purchase 20,000 shares of the Company’s common stock and (ii) 10,000 of restricted stock units. All equity grants to Dr. Landis vest after one year. He also received the Board stock option award to purchase 25,014 shares of the Company’s common stock. The compensation expense related to the consulting agreement recognized by the Company for the three months ended March 31, 2024, was $0.2 million. Additionally, the Company recorded accounts payable of $0.1 million in the accompanying consolidated balance sheets related to services provided by Dr. Landis, as of March 31, 2024.

The former Chief Executive Officer and current Executive Vice Chair of the Board is a member of the board of directors of Altasciences, the parent company of Calvert Laboratories, Inc. (Calvert Labs), an entity with which the Company conducts business. The Company recorded $0.6 million and $0.4 million of research and development expense in the accompanying consolidated statements of comprehensive loss related to preclinical and analytical services provided by Altasciences for the three months ended March 31, 2024 and 2023, respectively. Additionally, the Company recorded accounts payable of $0.5 million and $0.3 million, and prepaid expenses of $0.2 million and $0.5 million in the accompanying consolidated balance sheets related to services provided by Altasciences, as of March 31, 2024 and December 31, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements give our current expectations or forecasts of future events and are not statements of historical or current facts. These statements include, among others, statements about:

•
the potential for DURAVYU™, as an investigational sustained delivery intravitreal treatment deploying a bioerodible Durasert E™ insert of vorolanib, a selective and patented tyrosine kinase inhibitor (TKI) targeting wet age-related macular degeneration (wet AMD), non-proliferative diabetic retinopathy (NPDR), and diabetic macular edema (DME);
•
our expectations regarding the timing and outcome of our ongoing and planned clinical trials for DURAVYU™ for the treatment of wet AMD, NPDR, and DME;
•
our expectations regarding the timing and clinical development of our other product candidates, including EYP-2301, a TIE-2 agonist, razuprotafib, formulated in Durasert E™ to potentially improve outcomes in serious retinal diseases;
•
our strategic alliances with other companies;
•
our belief that our cash, cash equivalents, and investments in marketable securities of $299.3 million at March 31, 2024, will provide a cash runway into 2026 through topline data for the DURAVYU™ Phase 3 pivotal trials in wet AMD;
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
•
our ability to manufacture DURAVYU™ or any other products or product candidates, in sufficient quantities and quality;
•
our expectations regarding our ability to obtain and adequately maintain sufficient intellectual property protection for DURAVYU™ and any other products or product candidates, and to avoid claims of infringement of third-party intellectual property rights;
•
the effect of legal and regulatory developments; and,
•
our expectation that we will continue to incur significant expenses and that our operating losses and our net cash outflows to fund operations will continue for the foreseeable future.

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

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated, or implied in our forward-looking statements:

•
the effectiveness and timeliness of our clinical trials, and the usefulness of the data;
•
the sufficiency of our existing cash resources into 2026 through topline data for the DURAVYU™ Phase 3 pivotal trials in wet AMD;
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

We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The risks set forth under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as supplemented by the risks set forth under Item 1A of this Quarterly Report on Form 10-Q, describe major risks to our business, and you should read and interpret any forward-looking statements together with these risks. A variety of factors, including these risks, could cause our actual results and other expectations to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated, or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

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

Our Business

Overview

We are a company committed to developing and commercializing innovative therapeutics to help improve the lives of patients with serious retinal diseases. Our pipeline leverages our proprietary Durasert E™ technology for sustained intraocular drug delivery. The Company’s lead product candidate, DURAVYU™, is an investigational sustained delivery treatment for anti-vascular endothelial growth factor (anti-VEGF) -mediated retinal diseases combining vorolanib, a selective and patent-protected tyrosine kinase inhibitor with Durasert E™. DURAVYU™ is presently in Phase 2 clinical trials as a sustained delivery treatment for wet age-related macular degeneration (wet AMD), the leading cause of vision loss among people 50 years of age and older in the United States, non-proliferative diabetic retinopathy (NPDR), and diabetic macular edema (DME). We expect to initiate pivotal Phase 3 clinical trials in wet AMD in the second half of 2024.

Recent Developments

•
In May 2024, we announced topline results of our Phase 2 PAVIA clinical trial evaluating DURAVYU™ (vorolanib intravitreal insert), previously known as EYP-1901, in patients with non-proliferative diabetic retinopathy (NPDR). The data demonstrated that DURAVYU™ has a biologic effect in patients with NPDR with a favorable safety and tolerability profile, however the trial did not meet the pre-specified primary endpoint. We plan to provide an update on the path forward for DURAVYU™ as a potential treatment in NPDR following a review of the full 12-month data.
•
On April 23, 2024, an end of Phase 2 meeting was held with the Food and Drug Administration (FDA) to discuss our proposed phase 3 (pivotal) clinical program for wet AMD indication. Final meeting minutes from the FDA are pending.
•
In March 2024, we announced the appointment of Ramiro Ribeiro, M.D., Ph.D. as Chief Medical Officer. Dr. Ribeiro is a trained retinal specialist and joins EyePoint from Apellis Pharmaceuticals, where he served as Vice President, Head of Clinical Development.

R&D Highlights

•
In February 2024, we announced results from new subgroup analyses from the Phase 2 DAVIO 2 clinical trial of DURAVYU™. The presented analyses of the data reveal: in the sub-group of patients who were supplement-free up to 6 months, the DURAVYU™ groups demonstrated numerical superiority in change in BCVA along with strong anatomic control compared to the aflibercept control group. This result confirms that the positive topline data from the Phase 2 DAVIO 2 trial were driven by DURAVYU™ and not by study eyes requiring supplemental injection; visual and anatomical outcomes were not meaningfully influenced by differences in patient baseline BCVA, duration of wet AMD diagnosis, or historical treatment burden; and DURAVYU™ outcomes are consistent and durable in a range of wet AMD patient types.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires that we make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates, judgments and assumptions on historical experience, anticipated results and trends, and on various other factors that we believe are reasonable under the circumstances at the time. By their nature, these estimates, judgments and assumptions are subject to an inherent degree of uncertainty. Actual results may differ from our estimates under different assumptions or conditions. In our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we set forth our critical accounting policies and estimates, which included revenue recognition, reserves for variable consideration associated with our commercial revenue and recognition of expense in outsourced clinical trial agreements. See Note 2 of the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for a description of our accounting policies and estimates for reserves for variable consideration related to product sales.

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023:

	Three Months Ended
	March 31,		Change
	2024	2023	Amounts	%

Revenues:
Product sales, net	$658	$7,394	$(6,736)	-91%
License and collaboration agreements	10,563	34	10,529	30968%
Royalty income	463	255	208	82%
Total revenues	11,684	7,683	4,001	52%
Operating expenses:
Cost of sales	759	640	119	19%
Research and development	30,139	13,618	16,521	121%
Sales and marketing	6	5,737	(5,731)	-100%
General and administrative	14,101	9,242	4,859	53%
Total operating expenses	45,005	29,237	15,768	54%
Loss from operations	(33,321)	(21,554)	(11,767)	55%
Other income (expense):
Interest and other income, net	4,037	1,202	2,835	236%
Interest expense	—	(812)	812	-100%
Total other income (expense), net	4,037	390	3,647	935%
Net loss	$(29,284)	$(21,164)	$(8,120)	38%
Net loss per share - basic and diluted	$(0.55)	$(0.56)	$0.01	-2%
Weighted average shares outstanding - basic and diluted	52,913	37,486	15,427	41%

Net loss	$(29,284)	$(21,164)	$(8,120)	38%

Product Sales, Net

Product sales, net represents the gross sales of YUTIQ® and DEXYCU® less provisions for product sales allowances. Product sales, net decreased by $6.7 million, or 91%, to $0.7 million for the three months ended March 31, 2024 compared to $7.4 million for the three months ended March 31, 2023. This decrease was driven by the agreement that granted license and rights to YUTIQ® to Alimera in May 2023. For the three months ended March 31, 2024, product sales, net were primarily from the sales of product supply under the existing commercial supply agreement (CSA) with Alimera.

License and Collaboration Agreement

License and collaboration agreement revenues were $10.6 million for the three months ended March 31, 2024. This activity was related to the recognition of a portion of deferred revenue related to the agreement to license YUTIQ® product rights to Alimera.

Royalty Income

Royalty income increased by $0.2 million, or 82%, to $0.5 million for the three months ended March 31, 2024 compared to $0.3 million for the three months ended March 31, 2023. The increase was attributable to Ocumension Therapeutics royalties from YUTIQ® product sales in China.

Cost of Sales

Cost of sales, increased by $0.1 million, or 19%, to $0.8 million for the three months ended March 31, 2024 from $0.6 million for the three months ended March 31, 2023. This increase was primarily due to higher sales volume to Alimera compared to commercial sales in the year prior, as well as additional distribution costs passed back to Alimera as part of the transition services agreement. Revenue related to these costs passed back to Alimera are included in license and collaboration revenues.

Research and Development

Research and development expenses increased by $16.5 million, or 121%, to $30.1 million for the three months ended March 31, 2024 from $13.6 million for the same period in the prior year. This increase was attributable primarily to (i) $5.6 million associated with non-cash equity award modifications expense, (ii) $4.2 million in increased clinical trial costs related to DURAVYU™ in Phase 2 clinical trials for wet AMD (DAVIO2), NPDR (PAVIA), and DME (VERONA), (iii) $2.4 million in higher clinical trial material expense (iv) $2.0 million higher personnel expense to support clinical trial activity and product development, including non-cash stock compensation, (v) $1.5 million in severance related expense, and (vi) $1.0 million in higher other R&D expenses.

Sales and Marketing

Sales and marketing expenses decreased by $5.7 million, or 100%, for the three months ended March 31, 2024 from $5.7 million for the same period in the prior year. This decrease was driven by discontinued YUTIQ® promotion due to the agreement that granted YUITQ® license and rights to Alimera in Q2 2023 and the Company's exit from the commercial business.

General and Administrative

General and administrative expenses increased by $4.9 million, or 53%, to $14.1 million for the three months ended March 31, 2024 from $9.2 million for the same period in the prior year. This increase was primarily attributable to $3.5 million in stock-based compensation and $1.3 million in personnel costs.

Interest (Expense) Income

Interest income from investments in marketable securities and institutional money market funds increased by $2.8 million, or 236%, to $4.0 million for the three months ended March 31, 2024 compared to $1.2 million in the prior year quarter. This increase was due primarily to an increase in cash and marketable securities and higher interest rates in the current calendar quarter.

There was no interest expense in the three months ended March 31, 2024 due to the repayment of the loan under the loan and security agreement with Silicon Valley Bank (SVB Loan Agreement) on May 17, 2023. Interest expense for the three months ended March 31, 2023 was $0.8 million.

Liquidity and Capital Resources

We have had a history of operating losses and an absence of significant recurring cash inflows from revenue, and at March 31, 2024 we had a total accumulated deficit of $771.4 million. Our operations have been financed primarily from sales of our equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income, and other fees received from collaboration partners.

Financing Activities

On May 17, 2023, we utilized a portion of the Upfront Payment from the Alimera PRA (see Note 3) and repaid in full all outstanding amounts under the SVB Loan Agreement. The SVB Loan Agreement was then terminated, and all security interests and other liens granted to or held by the Lender were terminated and released.

During the three months ended March 31, 2024, we did not sell any shares of our common stock under our at-the-market offering facility.

Future Funding Requirements

At March 31, 2024, we had cash, cash equivalents, and investments in marketable securities of $299.3 million. We expect that our cash and investments in marketable securities will enable us to fund our current operating plan through topline data for the planned Phase 3 wet AMD pivotal trials into 2026. Due to the difficulty and uncertainty associated with the design and implementation of preclinical studies and clinical trials, we will continue to assess our cash and cash equivalents and future funding requirements. However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations. We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of our product candidates. If we obtain marketing approval for any of our product candidates, we will incur significant sales, marketing and manufacturing expenses. We also expect to continue to incur significant costs to comply with corporate governance, internal controls and similar requirements associated with operating as a public reporting company.

Actual cash requirements could differ from management’s projections due to many factors including additional investments in research and development programs, clinical trial expenses for DURAVYU™ and EYP-2301, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

The amount of additional capital we will require will be influenced by many factors, including, but not limited to:

1.
the scope, progress, results, and costs of clinical trials of DURAVYU™, as a sustained delivery intravitreal treatment for wet AMD, NPDR, and DME
2.
our expectations regarding the timing and clinical development of our product candidates, including DURAVYU™ and EYP-2301;
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

Our consolidated statements of historical cash flows are summarized as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Cash flows from operating activities:
Net loss	$(29,284)	$(21,164)	$(8,120)
Changes in operating assets and liabilities	(14,314)	1,418	(15,732)
Other adjustments to reconcile net loss to cash flows from operating activities:	12,427	2,911	9,516
Net cash (used in) provided by operating activities	$(31,171)	$(16,835)	$(14,336)
Net cash (used in) provided by investing activities	$20,806	$32,086	$(11,280)
Net cash (used in) provided by financing activities	$115	$(5,119)	$5,234

Operating cash outflows for the three months ended March 31, 2024 totaled $31.2 million, primarily due to our net loss of $29.3 million reduced by $12.4 million of non-cash expenses, which included $12.7 million of stock-based compensation and $0.3 million for depreciation of property and equipment, partially offset by $0.6 million of amortization and accretion of marketable securities. This was partially offset by cash outflows related to changes in working capital of $14.3 million, including $8.8 million of deferred revenue related to the agreement to license YUTIQ® product rights to Alimera, and $5.5 million of other working capital changes.

Operating cash outflows for the three months ended March 31, 2023 totaled $16.8 million, primarily due to our net loss of $21.2 million, reduced by $2.9 million of non-cash expenses, which included $3.1 million of stock-based compensation, and $0.1 million for depreciation of property and equipment, partially offset by $0.2 million for the amortization of debt discount and premium and discount on available-for-sale marketable securities. Net loss was also reduced by cash inflows related to changes in operating assets and liabilities of $1.4 million primarily due to lower accounts receivable.

For the three months ended March 31, 2024, $22.0 million of net cash was provided by the sales of marketable securities, and $1.2 million was used for the purchase of property and equipment.

For the three months ended March 31, 2023, $32.6 million of net cash was provided by the sales of marketable securities, and $0.5 million was used for the purchase of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2024 totaled $0.1 million and consisted of the following:

(i)
$4.6 million provided by the exercise of stock options
(ii)
$4.4 million used for the settlement of stock units to satisfy statutory tax withholding
(iii)
$0.1 million used for payment of equity issue costs.

Net cash used in financing activities for the three months ended March 31, 2023 totaled $5.1 million and consisted of the following:

(i)
$5.2 million used by lower borrowings of the revolving facility
(ii)
$0.1 million net proceeds primarily from the exercise of stock options.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

This section augments and updates certain risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 (the Annual Report). The following risk factors should be read together with the other risk factors disclosed in the Annual Report. In addition to the other information in this Quarterly Report on Form 10-Q, all of the risk factors should be carefully considered in evaluating us and our common stock. Any of these risks, many of which are beyond our control, could materially and adversely affect our financial condition, results of operations or cash flows, or cause our actual results to differ materially from those projected in any forward-looking statements. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not identified below because they are common to all businesses. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. For more information, see “Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

We use our own facility for the manufacturing of YUTIQ® and rely on third party suppliers for key components, and any disruptions to our or our suppliers’ operations could adversely affect YUTIQ®’s commercial viability and our ability to supply YUTIQ® to Alimera.

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

The FDA also may, at any time following approval of a product for sale, audit our manufacturing facilities. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulation occurs independent of such an inspection or audit, the FDA may issue a Form FDA-483 and/or an untitled or warning letter, or we or the FDA may require remedial measures that may be costly and/or time consuming for us to implement and that may include the temporary or permanent suspension of commercial sales, recalls, market withdrawals, seizures or the temporary or permanent closure of a facility. We recently received an FDA Form 483 at the conclusion of an FDA inspection of our facility in February 2024, which included certain observations, and a subsequent determination that our facility has been classified as Official Action Indicated (OAI), which could lead to an enforcement action or, if left unaddressed, negatively affect our manufacturing of YUTIQ®. We are currently in the process of addressing each of the FDA’s observations and we believe we can successfully address all of the observations by implementing required corrective and preventive actions.

If our Contract Research Organizations (CROs), Contract Manufacturing Organizations (CMOs), Contract Development Manufacturing Organizations (CDMOs), vendors, and investigators do not successfully carry out their responsibilities or if we lose our relationships with them, our development efforts with respect to our product candidates could be delayed.

We are dependent on CROs, CMOs, CDMOs, vendors, and investigators for pre-clinical testing and clinical trials related to our product development programs, including for DURAVYU™ and other product candidates. These parties are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. If they do not timely fulfill their responsibilities or if their performance is inadequate, the development, and commercialization of our product candidates could be delayed.

The parties with which we contract for execution of clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Their failure to meet their obligations could adversely affect clinical development of our product candidates. In addition, if we or our CROs fail to comply with applicable current Good Clinical Practices (GCP), the clinical data generated in our clinical trials may be deemed unreliable and the Food and Drug Administration (FDA) may require us to perform additional clinical trials before approving any marketing applications. Upon inspection, the FDA may determine that our clinical trials did not comply with GCP.

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

Additionally, our CMOs may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our CMOs were to encounter any of these difficulties, our ability to provide our product candidate to patients in clinical trials, or to provide product for the treatment of patients once approved, would be jeopardized.

In addition, any facilities located outside the United States (U.S.) that are used by us or by our CMOs or CDMOs to manufacture, test, and optimize our product candidates will be subject to various regulatory requirements of the jurisdiction in which they are located and in addition be subject to trade laws and regulations of the U.S. that may restrict our ability to continue to utilize certain CMOs or CDMOs. Foreign CMOs or CDMOs may be subject to U.S. legislation or investigations, including the proposed BIOSECURE Act, sanctions, trade restrictions, and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials, have an adverse effect on our clinical drug development efforts and could adversely affect our financial condition and business prospects. For example, we currently engage with WuXi Apptec (WuXi), to perform certain process development, manufacturing and testing associated with one of our product candidates, EYP-2301. WuXi has been identified as a U.S. national security threat in the proposed BIOSECURE Act, which, if enacted, or if alternatively implemented through executive or administrative action, could restrict WuXi’s business in the U.S. or the ability of businesses in the U.S. to conduct business with WuXi.

Moreover, if a foreign regulatory authority curtails operations at such foreign facilities of our CMOs or CDMOs, or if trade laws are adopted limiting our ability to use such CMO or CDMO facilities, we may need to find alternative facilities, which could negatively impact our clinical development timelines.

Because we have relied on third parties, our internal capacity to perform certain functions is limited. Outsourcing these functions involves risks that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third-party providers. To the extent we are unable to identify and successfully manage the performance of third-party service providers in the future, our ability to advance our product candidates through clinical trials will be compromised. Though we carefully manage our relationships with our CROs, CMOs, and CDMOs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

The Company permits officers and directors to adopt written trading plans, known as “Rule 10b5-1 trading arrangements”, as such term defined in Item 408(a) of Regulation S-K for the purchase or sale of the Company's securities, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended March 31, 2024, our executive officers and directors adopted, modified or terminated Rule 10b5-1 trading arrangements for the purchase or sale of our common stock as noted below:

Name and Title of Director or Officer	Action	Date of Adoption	Duration of the Plan or Termination Date	Aggregate Number of Shares of Common Stock that may be Sold under the Plan
Jay Duker, MD, President and Chief Executive Officer	Termination	June 6, 2023	January 17, 2024	146,498
Jay Duker, MD, President and Chief Executive Officer	Adoption	February 7, 2024	February 7, 2025	128,344
Scott Jones, Chief Commercial Officer	Termination	September 21, 2023	February 6, 2024	161,655
Dario Paggiarino, Former Chief Medical Officer	Termination	June 22, 2023	February 5, 2024	204,357
Anthony Adamis, Director	Adoption	February 12, 2024	February 12, 2025	57,766
David Guyer, MD, Director	Adoption	January 25, 2024	January 31, 2025	104,864

Item 6. Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

2.1#	Product Rights Agreement, dated May 17, 2023, by and between EyePoint Pharmaceuticals, Inc. and Alimera Sciences, Inc.	8-K	05/18/23	2.1

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1

3.2	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	10-K	09/13/17	3.2

3.3	Certificate of Correction to Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	8-K	04/02/18	3.1

3.4	Certificate of Amendment of Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/27/18	3.1

3.5	By-Laws of EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	3.5

3.6	Amendment No. 1 to the By-Laws of EyePoint Pharmaceuticals, Inc.	8-K	11/06/18	3.1

3.7	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/23/20	3.1

3.8	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	12/08/20	3.1

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1

4.2	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	11/19/21	4.1

10.1**+	Employment Agreement, dated March 4, 2024, by and between EyePoint Pharmaceuticals, Inc. and Ramiro Ribeiro, M.D., Ph.D

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

* Filed herewith

** Furnished herewith

+ Indicates management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EyePoint Pharmaceuticals, Inc.

Date: May 9, 2024	By:	/s/ Jay S. Duker
	Name:	Jay S. Duker, M.D.
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ George O. Elston
	Name:	George O. Elston
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)