Form 10-Q
period 2024-06-30
EyePoint Pharmaceuticals, Inc.
filed 2024-08-08
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

There were 53,518,210 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 2, 2024.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$90,769	$281,263
Marketable securities	189,479	49,787
Accounts and other receivables, net	1,375	805
Prepaid expenses and other current assets	9,636	9,039
Inventory	3,672	3,906
Total current assets	294,931	344,800
Property and equipment, net	6,899	5,251
Operating lease right-of-use assets	22,269	4,983
Restricted cash	150	150
Total assets	$324,249	$355,184
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14,296	$6,504
Accrued expenses	13,341	17,521
Deferred revenue	33,335	38,592
Other current liabilities	1,130	646
Total current liabilities	62,102	63,263
Deferred revenue – noncurrent	11,678	20,692
Operating lease liabilities – noncurrent	22,164	4,906
Total liabilities	95,944	88,861
Contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at June 30, 2024 and December 31, 2023; 52,160,305 and 49,043,074 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	52	49
Additional paid-in capital	1,029,717	1,007,556
Accumulated deficit	(802,256)	(742,146)
Accumulated other comprehensive income	792	864
Total stockholders' equity	228,305	266,323
Total liabilities and stockholders' equity	$324,249	$355,184

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Product sales, net	$1,068	$5,273	$1,726	$12,667
License and collaboration agreements	7,782	3,597	18,345	3,631
Royalty income	627	235	1,090	490
Total revenues	9,477	9,105	21,161	16,788
Operating expenses:
Cost of sales	1,401	1,792	2,160	2,432
Research and development	29,822	15,730	60,011	29,348
Sales and marketing	50	5,288	56	11,025
General and administrative	12,750	9,056	26,801	18,298
Total operating expenses	44,023	31,866	89,028	61,103
Loss from operations	(34,546)	(22,761)	(67,867)	(44,315)
Other (expense) income:
Interest and other income, net	3,720	1,623	7,757	2,825
Interest expense	—	(435)	—	(1,247)
Loss on extinguishment of debt	—	(1,347)	—	(1,347)
Total other (expense) income, net	3,720	(159)	7,757	231
Net loss	$(30,826)	$(22,920)	$(60,110)	$(44,084)
Net loss per share:
Basic and diluted	$(0.58)	$(0.61)	$(1.13)	$(1.17)
Weighted average common shares outstanding:
Basic and diluted	53,206	37,576	53,059	37,531

Net loss	$(30,826)	$(22,920)	$(60,110)	$(44,084)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	(44)	(1)	(72)	56
Comprehensive loss	$(30,870)	$(22,921)	$(60,182)	$(44,028)

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands except share data)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance at April 1, 2023	34,301,926	$34	$770,028	$(692,515)	$843	$78,390
Net loss	—	—	—	(22,920)	—	(22,920)
Other comprehensive loss	—	—	—	—	(1)	(1)
Employee stock purchase plan	—	—	—	—	—	—
Exercise of stock options	880	—	5	—	—	5
Vesting of stock units	3,312	—	—	—	—	—
Stock-based compensation	—	—	1,788	—	—	1,788
Balance at June 30, 2023	34,306,118	$34	$771,821	$(715,435)	$842	$57,262

Balance at April 1, 2024	49,885,701	$50	$1,020,478	$(771,430)	$836	$249,934
Net loss	—	—	—	(30,826)	—	(30,826)
Other comprehensive loss	—	—	—	—	(44)	(44)
Issuance of stock, net of issue costs	—	—	—	—	—	—
Cashless exercise of warrants	2,180,776	2	(2)	—	—	—
Employee stock purchase plan	—	—	—	—	—	—
Exercise of stock options	77,532	—	624	—	—	624
Vesting of stock units	16,296	—	(78)	—	—	(78)
Stock-based compensation	—	—	8,695	—	—	8,695
Balance at June 30, 2024	52,160,305	$52	$1,029,717	$(802,256)	$792	$228,305

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance at January 1, 2023	34,082,934	$34	$766,899	$(671,351)	$786	$96,368
Net loss	—	—	—	(44,084)	—	(44,084)
Other comprehensive gain	—	—	—	—	56	56
Employee stock purchase plan	63,721	—	248	—	—	248
Exercise of stock options	880	—	5	—	—	5
Vesting of stock units	158,583	—	(169)	—	—	(169)
Stock-based compensation	—	—	4,838	—	—	4,838
Balance at June 30, 2023	34,306,118	$34	$771,821	$(715,435)	$842	$57,262

Balance at January 1, 2024	49,043,074	$49	$1,007,556	$(742,146)	$864	$266,323
Net loss	—	—	—	(60,110)	—	(60,110)
Other comprehensive loss	—	—	—	—	(72)	(72)
Issuance of stock, net of issue costs	—	—	18	—	—	18
Cashless exercise of warrants	2,206,442	2	(2)	—	—	—
Employee stock purchase plan	25,015	—	268	—	—	268
Exercise of stock options	521,716	1	4,917	—	—	4,918
Vesting of stock units	364,058	—	(4,434)	—	—	(4,434)
Stock-based compensation	—	—	21,394	—	—	21,394
Balance at June 30, 2024	52,160,305	$52	$1,029,717	$(802,256)	$792	$228,305

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(60,110)	$(44,084)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation of property and equipment	665	237
Amortization of debt discount and premium and discount on available-for-sale marketable securities	(2,267)	(295)
Provision for excess and obsolete inventory	—	693
Loss on extinguishment of debt	—	1,347
Stock-based compensation	21,394	4,838
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(1,168)	3,953
Inventory	233	(1,909)
Accounts payable and accrued expenses	3,636	3,680
Right-of-use assets and operating lease liabilities	539	385
Deferred revenue	(14,271)	71,343
Net cash (used in) provided by operating activities	(51,349)	40,188
Cash flows from investing activities:
Purchases of marketable securities	(184,995)	(5,851)
Sales and maturities of marketable securities	47,500	52,284
Purchases of property and equipment	(2,094)	(880)
Net cash (used in) provided by investing activities	(139,589)	45,553
Cash flows from financing activities:
Payment of equity issue costs	(307)	—
Payment of long-term debt	—	(30,000)
Payment of extinguishment of debt costs	—	(1,350)
Borrowings under revolving facility	—	5,300
Repayment under revolving facility	—	(15,775)
Net settlement of stock units to satisfy statutory tax withholding	(4,434)	(169)
Proceeds from exercise of stock options	5,185	253
Principal payments on finance lease obligations	—	(36)
Net cash provided by (used in) financing activities	444	(41,777)
Net (decrease) increase in cash, cash equivalents and restricted cash	(190,494)	43,964
Cash, cash equivalents and restricted cash at beginning of period	281,413	95,783
Cash, cash equivalents and restricted cash at end of period	$90,919	$139,747
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$90,769	$139,597
Restricted cash	150	150
Total cash, cash equivalents and restricted cash at end of period	$90,919	$139,747
Supplemental cash flow information:
Cash interest paid	$—	$1,405
Supplemental disclosure of non-cash investing and financing activities:
Lease liability arising from obtaining right-of-use assets	$17,656	$—
Property and equipment additions in accounts payable and accrued expenses	$220	$—

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Operations

The accompanying condensed consolidated financial statements of EyePoint Pharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, the Company), as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2023, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the periods indicated. The preparation of financial statements in accordance with United States (U.S.) generally accepted accounting principles requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the entire 2024 fiscal year or any future period.

The Company is committed to developing and commercializing therapeutics to help improve the lives of patients with serious eye disorders. The Company’s pipeline leverages its proprietary bioerodible Durasert E™ technology (Durasert E™) for sustained intraocular drug delivery. The Company’s lead product candidate, DURAVYU™, previously EYP-1901, is an investigational sustained delivery treatment for anti-vascular endothelial growth factor (anti-VEGF) mediated retinal diseases combining vorolanib, a selective and patent-protected tyrosine kinase inhibitor with Durasert E™, DURAVYU™ is currently in Phase 2 clinical trials for wet age-related macular degeneration (wet AMD), the leading cause of vision loss among people 50 years of age and older in the United States and diabetic macular edema (DME). The Company is also advancing EYP-2301, a promising TIE-2 agonist, razuprotafib, formulated in Durasert E™ to potentially improve outcomes in serious retinal diseases.

The Company plans to identify and advance additional product candidates through clinical and regulatory development for its pipeline. This may be accomplished through internal discovery efforts, research collaborations and/or in-licensing arrangements and potential acquisitions of additional products, product candidates or technologies.

Liquidity

The Company had cash, cash equivalents and investments in marketable securities of $280.2 million at June 30, 2024. The Company has a history of operating losses and has not had significant recurring cash inflows from revenue. The Company’s operations have been financed primarily from sales of its equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income, and other fees received from its collaboration partners. The Company anticipates that it will continue to incur losses as it continues the research and development of its product candidates, and the Company does not expect revenues to generate sufficient funding to sustain its operations in the near-term. The Company expects to continue fulfilling its funding needs through cash inflows from revenues, licensing and research collaboration transactions, additional equity capital raises and other arrangements. The Company believes that its cash, cash equivalents and investments in marketable securities of $280.2 million at June 30, 2024 will enable the Company to fund its current and planned operations for at least the next twelve months from the date these condensed consolidated financial statements were issued. Actual cash requirements could differ from management’s projections due to many factors, including the timing and results of the Company’s clinical trials for DURAVYU™, additional investments in research and development programs, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

2.
Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2023, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or the SEC, on March 8, 2024, or the 2023 Form 10-K. Since the date of those financial statements, there have been no material changes to the Company's significant accounting policies.

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

Product returns — The Company generally offered a limited right of return based on its returned goods policy, which included damaged product and remaining shelf life. The Company estimated the amount of its product sales that may be returned and recorded.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2024.

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

Cost of sales — Cost of sales consist of costs associated with the manufacture of YUTIQ® and DEXYCU®, certain period costs for DEXYCU® product revenue, product shipping, and as applicable, royalty expense. The inventory costs for YUTIQ® include purchases of various components, the active pharmaceutical ingredient (API), and direct labor and overhead for the product manufactured in the Company’s Watertown, Massachusetts facility. The inventory costs for DEXYCU® include purchased components, the API and third-party manufacturing, and assembly.

For the three and six months ended June 30, 2024 and 2023, DEXYCU® product revenue-based royalty expense as a component of cost of sales was immaterial.

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

For the three and six months ended June 30, 2024, the Company’s product revenues were primarily from the Company’s existing commercial supply agreements with Alimera and Ocumension. For the three-and six-month periods ended June 30, 2024, the Company’s product revenues were made up of $1.1 million and $1.7 million from the sales of YUTIQ®. For the three-and six-month periods ended June 30, 2023, the Company’s product revenues were made up of $5.3 million and $12.7 million from the sales of YUTIQ®. Sales of DEXYCU® for the three and six months ended June 30, 2024 and 2023 were immaterial.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2024 and 2023 (in thousands):

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2024	$83	$—	$677	$760
Provision related to sales in the current year	—	—	—	—
Adjustments related to prior period sales	70	—	—	70
Deductions applied and payments made	(130)	—	(54)	(184)
Ending balance at June 30, 2024	$23	$—	$623	$646

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2023	$859	$158	$871	$1,888
Provision related to sales in the current year	1,358	—	—	1,358
Adjustments related to prior period sales	40	(55)	(154)	(169)
Deductions applied and payments made	(1,696)	(103)	(111)	(1,910)
Ending balance at June 30, 2023	$561	$—	$606	$1,167

Returns estimates are recorded as a reduction of accounts receivable on the condensed consolidated balance sheets. Chargebacks, discounts and fees and rebates are recorded as a component of accrued expenses on the condensed consolidated balance sheets (See Note 6).

License and Collaboration Agreements and Royalty Income

Eyebiotech Limited

On May 17, 2024, the Company entered into a license agreement (the Eyebiotech License Agreement) with Eyebiotech Limited (Eyebiotech). Under this agreement, the Company granted Eyebiotech a non-exclusive, sublicensable, assignable license to certain patent rights to make, have made, use, offer to sell, sell, import, and export licensed products for therapeutic ophthalmological uses worldwide.

In consideration for the rights granted, Eyebiotech made a one-time upfront payment of $0.5 million to the Company upon execution of the Eyebiotech License Agreement. Additionally, Eyebiotech agreed to pay certain milestone payments and tiered royalties based on the achievement of development and regulatory milestones and the annual net sales of licensed products, respectively.

The Company classified the cash proceeds of the $0.5 million upfront payment received from Eyebiotech as license and collaboration revenue upon the execution of the Eyebiotech License Agreement, as this was the only performance obligation identified. This amount is not an advance payment for the provision of future goods or services and is included in the current transaction price. The non-exclusive, sublicensable, assignable license is a functional, right-to-use license, and, therefore, any consideration associated with it is recognized at a point in time.

During the three months ended June 30, 2024, the Company recorded $0.5 million in license and collaboration revenue related to the upfront payment.

On July 12, 2024, Merck & Co., Inc. announced the completion of the acquisition of Eyebiotech. Eyebiotech is now a wholly-owned subsidiary of Merck & Co., Inc. The acquisition does not materially impact the terms of the Eyebiotech License Agreement.

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

During the three and six months ended June 30, 2024, the Company recognized $0.6 million and $1.2 million, respectively, of revenue from sales of product supply to Alimera under the CSA and recorded this amount in product sales, net on the condensed consolidated statements of operations and comprehensive loss. The Company recognized $7.1 million and $17.5 million of license and collaboration revenue related to the PRA during the three and six months ended June 30, 2024, respectively, and $3.2 million of license and collaboration revenue related to the PRA during the three and six months ended June 30, 2023. As of June 30, 2024, the Company had $31.8 million and $0 as current and non-current deferred revenue recognized under the PRA, respectively.

On June 24, 2024, Alimera announced that it entered into a definitive agreement to be acquired by ANI Pharmaceuticals, Inc. The proposed acquisition does not materially impact the terms of the PRA or CSA.

SWK Royalty Purchase Agreement

Pursuant to a royalty purchase agreement (RPA) with SWK Funding LLC (SWK), the Company sold its right to receive royalty payments on future sales of products subject to a licensing and development agreement, as amended, with Alimera (the Amended Alimera Agreement) for an upfront cash payment of $16.5 million. The Company classified the proceeds received from SWK as deferred revenue at inception of the RPA and is recognizing revenue as royalty payments are made from Alimera to SWK. The Company recognized $0.3 million and $0.6 million of royalty revenue related to the RPA for the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.5 million of royalty revenue related to the RPA for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, the Company had $1.5 million and $11.7 million as current and non-current deferred revenue recognized under the RPA, respectively. As of December 31, 2023, the Company classified $1.4 million and $12.4 million as current and non-current deferred revenue recognized under the RPA, respectively.

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

During the three and six months ended June 30, 2024 and 2023, the Company recognized $0.5 million of revenue from sales of product supply to Ocumension under the supply agreement and recorded this amount in product sales, net on the condensed consolidated statements of operations and comprehensive loss. Royalty income of $0.3 million and 0.5 million was recorded for the three and six months ended June 30, 2024. No royalty income was recorded for the three and six months ended June 30, 2023. License and collaboration revenue related to additional technical assistance during the three and six months ended June 30, 2024 and 2023 was immaterial.

Exclusive License Agreement with Betta Pharmaceuticals, Co., Ltd.

On May 2, 2022, the Company entered into an exclusive license agreement (the Betta License Agreement) with Betta Pharmaceuticals Co., Ltd. (Betta), an affiliate of Equinox Sciences, LLC (Equinox) (see Note 10). Under the Betta License Agreement, the Company granted to Betta an exclusive, sublicensable, royalty-bearing license under certain of the Company’s intellectual property to develop, use (but not make or have made), sell, offer for sale, and import the Company’s product candidate, DURAVYU™, an investigational sustained delivery treatment for anti-VEGF-mediated retinal diseases combining vorolanib, a selective and patent-protected tyrosine kinase inhibitor (TKI) with Durasert E™ (the Licensed Product), in the field of ophthalmology (the Betta Field) in the greater area of China, including China, the Hong Kong Special Administrative Region, the Macau Special Administrative Region, and Taiwan (the Betta Territory). The Company retained rights under the Company’s intellectual property to, among other things, conduct clinical trials on the Licensed Product in the Betta Field in the Betta Territory.

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

Revenue from license and collaboration revenue or royalty income for the three and six months ended June 30, 2024 and 2023 related to this agreement was immaterial.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid expenses	$3,300	$1,695
Prepaid clinical	5,271	6,335
Other	1,065	1,009
Total prepaid expenses and other current assets	$9,636	$9,039

5.
Inventory

Inventory consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$1,486	$1,303
Work in process	921	882
Finished goods	1,265	1,721
Total inventory	$3,672	$3,906

6.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Personnel costs	$6,991	$12,631
Clinical trial costs	4,865	3,305
Professional fees	606	666
Sales chargebacks, rebates and other revenue reserves	646	760
Other	233	159
Total accrued expenses	$13,341	$17,521

7.
Leases

On January 23, 2023, the Company entered into a lease agreement (Northbridge Lease) for its new standalone commercial manufacturing facility, including office and lab space located at 600 Commerce Drive, Northbridge, Massachusetts. The new 41,141 square-foot manufacturing facility will be Current Good Manufacturing Practice (cGMP) compliant to meet U.S. FDA and European Medicines Agency (EMA) standards and will support DURAVYU™ clinical supply and commercial readiness upon regulatory approval. In addition, the building will have the capacity and capabilities for pipeline expansion. The lease includes a non-cancellable lease term of fifteen years and four months, with two options to extend the lease term for two additional terms of either five years or ten years at 95% of the then-prevailing fair market rent. The lease term, under ASC 842, commenced during the second quarter of 2024. The Company’s obligation to pay base rent will begin four months following the qualification of the premises. The qualification of the premises is anticipated to occur during the fourth quarter of 2024. The Company is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises. The Company recognized an initial increase of $17.7 million to its lease liabilities and $17.9 million to its ROU assets resulting from the Northbridge Lease during the second quarter of 2024.

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

As of June 30, 2024 the weighted average remaining term of the Company’s operating leases was 12.6 years and the weighted average discount rate was 11.56%.

Supplemental balance sheet information related to operating leases as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

	June 30,	December 31,
	2024	2023
Other current liabilities – operating lease current portion	$1,130	$563
Operating lease liabilities – noncurrent portion	22,164	4,906
Total operating lease liabilities	$23,294	$5,469

The elements of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease expense included in:
Research and development	$518	$291	$809	$582
General and administrative	65	65	130	129
Variable lease costs	63	14	135	59
Total lease expense	$646	$370	$1,074	$770

Cash paid for amounts included in the measurement of operating lease liabilities was $0.2 million and $0.3 million for the six months ended June 30, 2024 and 2023.

The Company’s total future minimum lease payments under non-cancellable leases at June 30, 2024 were as follows (in thousands):

Operating Leases
Remainder of 2024	$1,227
2025	3,794
2026	4,136
2027	4,225
2028	3,322
Thereafter	31,900
Total lease payments	$48,604
Less imputed interest	(25,310)
Total	$23,294

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

During the three and six months ended June 30, 2024 and 2023, the Company did not sell any shares of its common stock under the ATM Facility.

During July 2024 the Company sold 1,299,506 shares of its common stock under the ATM facility at a weighted average price of $9.36 per share for gross proceeds of approximately $12.2 million. Share issue costs, including sales agent commissions, totaled approximately $0.4 million.

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

The Company issued 3,272,727 shares of Pre-Funded Warrants (PFW) to purchase common stock, in connection with the November 2021 underwritten public offering. On April 18, 2024, 2,181,818 PFWs were exercised in full as a cashless exercise, resulting in a net issuance of 2,180,776 shares of common stock.

As of June 30, 2024 1,090,909 PFWs were outstanding. The PFWs were included in the basic and diluted net loss per share calculation during the three and six months ended June 30, 2024.

.

9.
Share-Based Payment Awards

Equity Incentive Plan

Prior to June 20, 2024, the Company had authorized the issuance of 9,400,000 shares of the Company’s common stock under the 2016 Long-Term Incentive Plan (the 2016 Plan), of which 373,256 shares remained available for future grants.

The 2023 Long-Term Incentive Plan (the “2023 Plan”), approved by the Company’s stockholders on June 20, 2023 (the “Adoption Date”), originally provided for the issuance of up to 3,500,000 shares of the Company’s common stock reserved for issuance under the 2023 Plan plus any additional shares of the Company’s common stock that were available for grant under the 2008 and the 2016 Incentive Plan (the “2008 & 2016 Plan”) at the Adoption Date or would otherwise become available for grant under the 2008 Plan as a result of subsequent termination or forfeiture of awards under the 2008 or 2016 Plan. At the Company’s Annual Meeting of Stockholders held on June 20, 2024, the Company’s stockholders approved an amendment to the 2023 Plan to increase the number of shares authorized for issuance by 4,000,000 shares. At June 30, 2024, a total of approximately 4,386,256 shares were available for new awards under the 2023 Plan.

Starting March 2022, the Company granted non-statutory stock options to new employees as inducement awards to enter into employment with the Company. The grants were approved by the Compensation Committee of the Board of Directors and awarded in accordance with Nasdaq Listing Rule 5635(c)(4). Although not awarded under any equity incentive plans, the grants are subject to and governed by the terms and conditions of the applicable plan in effect at the time of the grant.

Stock Options

The following table provides a reconciliation of stock option activity under the Company’s equity incentive plan and for inducement awards for the six months ended June 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2024	6,304,767	$9.98
Granted	1,843,282	20.89
Exercised	(521,716)	9.43
Forfeited	(140,386)	7.60
Expired	(59,256)	22.96
Outstanding at June 30, 2024	7,426,691	$12.67	7.83	$10,801
Exercisable at June 30, 2024	3,139,191	$12.14	6.43	$4,456

The Company's stock options generally vest over four years with 25% vesting after one year of service followed by ratable monthly vesting over the remaining three years. Nonemployee awards are granted similar to the Company’s employee awards. All option grants have a 10-year term. Options to purchase a total of 1,425,129 shares of the Company’s common stock vested during the six months ended June 30, 2024.

In determining the grant date fair value of option awards during the six months ended June 30, 2024, the Company applied the Black-Scholes option pricing model based on the following key assumptions:

Option life (in years)	5.50 - 6.08
Stock volatility	97% - 100%
Risk-free interest rate	3.84% - 4.60%
Expected dividends	0.0%

The following table summarizes information about employee, non-executive director and external consultant stock options for the six months ended June 30, 2024 (in thousands except per share amount):

Six Months
Ended
June 30, 2024
Weighted average grant date fair value per share	$16.62
Total cash received from exercise of stock options	4,917
Total intrinsic value of stock options exercised	7,269

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

The following table provides a reconciliation of RSU activity under the 2016 Plan and the 2023 Plan for the six months ended June 30, 2024:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	1,333,192	$5.31
Granted	636,100	20.40
Vested	(557,000)	6.23
Forfeited	(33,469)	7.57
Nonvested at June 30, 2024	1,378,823	$11.85

At June 30, 2024, the weighted average remaining vesting term of the RSUs was 1.59 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the ESPP) allows qualified participants to purchase the Company’s common stock twice a year at 85% of the lesser of the average of the high and low sales price of the Company’s common stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period. The number of shares of the Company’s common stock each employee may purchase under this plan, when combined with all other employee stock purchase plans, is limited to the lower of an aggregate fair market value of $25,000 during each calendar year, or 5,000 shares of the Company’s common stock in any one offering period. The Company has maintained consecutive six-month offering periods since August 1, 2019. During the three and six months ended June 30, 2024, 25,015 shares of the Company’s common stock were issued pursuant to the ESPP.

The Company estimated the fair value of the option component of the ESPP shares at the date of grant using a Black-Scholes valuation model. During the three and six months ended June 30, 2024, the compensation expense from ESPP shares was approximately $0.1 million and $0.2 million. During the three and six months ended June 30, 2023, the compensation expense from ESPP shares was approximately $0.03 million and $0.08 million.

Stock-Based Compensation Expense

The Company’s condensed consolidated statements of comprehensive loss included total compensation expense from stock-based payment awards as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Compensation expense included in:
Research and development	$3,610	$902	$11,438	$2,142
Sales and marketing	—	(200)	—	230
General and administrative	5,085	1,086	9,956	2,466
	$8,695	$1,788	$21,394	$4,838

During the three and six months ended June 30, 2024, the Company modified certain stock options and restricted stock awards in connection with the termination of executives resulting in incremental compensation expense of $0.1 million and $5.7 million, respectively.

At June 30, 2024, there was approximately $36.5 million of unrecognized compensation expense related to outstanding equity awards under the 2023 Plan, the 2016 Plan, the inducement awards and the ESPP that is expected to be recognized as expense over a weighted average period of approximately 1.7 years.

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

In consideration for the rights granted by Equinox, the Company (i) made a one time, non-refundable, non-creditable upfront cash payment of $1.0 million to Equinox in February 2020, and (ii) agreed to pay milestone payments totaling up to $50 million upon the achievement of certain development and regulatory milestones, consisting of (a) completion of a Phase II clinical trial for the compound or a licensed product, (b) the filing of a new drug application or foreign equivalent for the compound or a licensed product in the United States, European Union, or United Kingdom, and (c) regulatory approval of the compound or a licensed product in the United States, European Union or United Kingdom.

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

For the both the three and six months ended June 30, 2024 the Company recorded $5.0 million of R&D expenses in connection with the milestone payment for completion of a Phase II clinical trial for the compound or a licensed product under the Equinox License Agreement. No R&D expense was recorded for the three and six months ended June 30, 2023 related to the Equinox License Agreement.

11.
Fair Value Measurements

The following tables summarize the Company’s assets by significant categories carried at fair value measured on a recurring basis by valuation hierarchy (in thousands):

	June 30, 2024
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$64,561	$—	$—	$64,561	$64,561	$—
Subtotal	$64,561	$—	$—	$64,561	$64,561	$—
Level 2:
Commercial paper	$94,145	$—	$(18)	$94,127	$7,978	$86,149
U.S. Treasury securities	$41,195	$—	$(13)	$41,182	$—	$41,182
U.S. Agency securities	$62,165	$3	$(20)	$62,148	$—	$62,148
Subtotal	$197,505	$3	$(51)	$197,457	$7,978	$189,479
Total	$262,066	$3	$(51)	$262,018	$72,539	$189,479

	December 31, 2023
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$270,476	$—	$—	$270,476	$270,476	$—
Subtotal	$270,476	$—	$—	$270,476	$270,476	$—
Level 2:
Commercial paper	$19,295	$8	$—	$19,303	$1,998	$17,305
U.S. Treasury securities	17,762	8	—	17,771	2,990	14,781
U.S. Agency securities	17,694	8	(1)	17,701	—	17,701
Subtotal	$54,751	$24	$(1)	$54,775	$4,988	$49,787
Total	$325,227	$24	$(1)	$325,251	$275,464	$49,787

At June 30, 2024 and December 31, 2023, a total of $64.6 million or 24.6%, and a total of $270.5 million or 98.2%, respectively, of the Company’s interest-bearing cash equivalent balances were concentrated in one institutional money market fund that has investments consisting primarily of Repurchase Agreements, U.S Treasuries, and U.S. Government Agency Debts. The Company had $8.0 million or 11.0%, and a total $5.0 million or 1.8% of the Company's interest-bearing cash equivalent balance which consisted of investment-grade Commercial paper and investment-grade U.S. Treasury securities at June 30, 2024, and December 31, 2023, respectively. Generally, these deposits may be redeemed upon demand and, therefore, the Company believes they have minimal risk.

The Company’s cash equivalents and marketable securities are classified within Level 1 or Level 2 on the basis of valuations using quoted market prices or alternative pricing sources and models utilizing market observable inputs, respectively. The marketable securities have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and ask prices, broker/dealer quotations, prices, or yields of securities with similar characteristics, benchmark curves, or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security, and have been classified as Level 2.

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

U.S. Department of Justice Subpoena

In August 2022, the Company received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts seeking production of documents related to sales, marketing, and promotional practices, including as pertain to DEXYCU® (DOJ Investigation). The Company is cooperating fully with the government in connection with this matter. At this time, the Company is unable to predict the duration, scope or outcome of this matter or whether it could have a material impact on the Company's financial condition, results of operations, or cash flow.

13.
Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by adding to the basic weighted average number of common shares outstanding the total number of dilutive common equivalent shares using the treasury stock method, unless the effect is anti-dilutive. Potentially dilutive shares were not included in the calculation of diluted net loss per share for each of the three and six months ended June 30, 2024 and 2023 as their inclusion would be anti-dilutive.

Potential common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	As of June 30,
	2024	2023
Stock options	7,426,691	6,170,968
ESPP	9,102	38,434
Warrants	—	48,683
Restricted stock units	1,378,823	1,260,219
	8,814,616	7,518,304

14.
Related Party Transactions

On May 17, 2024, the Company executed the Eyebiotech License Agreement with Eyebiotech. The Chief Executive Officer (David Guyer) and Chief Scientific Officer (Anthony Adamis) of Eyebiotech are members of the Company’s board of directors. The Company recorded $0.5 million in license and collaboration revenue in connection with the upfront payment pursuant to the Eyebiotech License Agreement.

On December 18, 2023, the Company entered into a consulting agreement with Dr. John Landis who also serves as the Company's Chair of the Science Committee and a member of the board of directors. Pursuant to the terms of the consulting agreement, Dr. Landis is entitled to receive an annual compensation payment of up to $0.6 million in exchange for performing certain research and development services as the Company's interim head of development. On January 5, 2024, pursuant to the consulting agreement, the Company granted Dr. Landis (i) stock options to purchase 20,000 shares of the Company’s common stock and (ii) 10,000 of restricted stock units. All equity grants to Dr. Landis vest after one year. He also received the Board stock option award to purchase 25,014 shares of the Company’s common stock. The compensation expense related to the consulting agreement recognized by the Company for the three and six months ended June 30, 2024, was $0.2 million and $0.4 million, respectively. Additionally, the Company recorded accounts payable of $0.1 million in the accompanying consolidated balance sheets related to services provided by Dr. Landis, as of June 30, 2024. Services under this agreement concluded during the second quarter of 2024.

Nancy S. Lurker, the former Chief Executive Officer and Executive Vice Chair of the Company and current Vice Chair of the Board is a member of the board of directors of Altasciences, the parent company of Calvert Laboratories, Inc. (Calvert Labs), an entity with which the Company conducts business. The Company recorded $0.3 million and $0.9 million of research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss related to preclinical and analytical services provided by Altasciences for the three and six months ended June 30, 2024, respectively. Additionally, the Company recorded accounts payable of $0.6 million and $0.3 million, and prepaid expenses of $0.2 million and $0.5 million in the accompanying condensed consolidated balance sheets related to services provided by Altasciences, as of June 30, 2024 and December 31, 2023, respectively.

15.
Subsequent Events

FDA Warning Letter

On July 12, 2024, the Company received a warning letter from the FDA (Warning Letter) pertaining to YUTIQ® manufacturing, citing alleged violations of cGMP requirements in connection with an FDA inspection at the Company’s Watertown facility in February 2024. The Warning Letter does not represent a final FDA determination of compliance. The Warning Letter requires the Company to implement improvements to the process by which the Company investigates unexplained discrepancies, the implementation of additional written procedures for production and process control, and the adoption of additional control procedures to monitor the output and to validate the performance of manufacturing processes. The Company timely responded to the FDA on August 1, 2024 and is addressing the FDA's observations. Based on current information, the Company believes that the supply of YUTIQ® to patients should not be materially interrupted and that the Company’s other products in development, including DURAVYU™, are not impacted by this regulatory action.

Nancy S. Lurker Separation Agreement

On July 10, 2024, Nancy S. Lurker’s term as Executive Vice Chair of the Company expired in accordance with the terms of her Employment Letter Agreement, dated September 16, 2016 and amended on January 3, 2023 and July 10, 2023. Ms. Lurker continues to serve as a member and Vice Chair of the Board of Directors of the Company. On August 6, 2024, Ms. Lurker and the Company entered into a severance agreement and general release (the “Separation Agreement”). Pursuant to the Separation Agreement, subject to Ms. Lurker agreeing to a release of claims and complying with certain other continuing obligations contained therein, the Company will pay Ms. Lurker a lump sum cash payment equal to $0.3 million, less applicable taxes and withholdings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements give our current expectations or forecasts of future events and are not statements of historical or current facts. These statements include, among others, statements about:

•
the potential for DURAVYU™, as an investigational sustained delivery intravitreal treatment deploying a bioerodible Durasert E™ insert of vorolanib, a selective and patented tyrosine kinase inhibitor (TKI) targeting wet age-related macular degeneration (wet AMD) and diabetic macular edema (DME);
•
our expectations regarding the timing and outcome of our ongoing and planned clinical trials for DURAVYU™ for the treatment of wet AMD and DME;
•
our expectations regarding the timing and clinical development of our other product candidates, including EYP-2301, a TIE-2 agonist, razuprotafib, formulated in Durasert E™ to potentially improve outcomes in serious retinal diseases;
•
our strategic alliances with other companies;
•
our belief that our cash, cash equivalents, and investments in marketable securities of $280.2 million at June 30, 2024, will provide a cash runway through anticipated Phase 3 wet AMD topline data for DURAVYU™ in 2026;
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
•
our expectations regarding the FDA Warning Letter and our plans to implement corrective and preventive actions required by the Warning Letter;
•
the effect of legal and regulatory developments; and,
•
our expectation that we will continue to incur significant expenses and that our operating losses and our net cash outflows to fund operations will continue for the foreseeable future.

Forward-looking statements also include statements other than statements of current or historical fact, including, without limitation, all statements related to any expectations of revenues, expenses, cash flows, earnings or losses from operations, cash required to maintain current and planned operations, capital or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any plans or expectations with respect to product research, development, and commercialization, including regulatory approvals; any other statements of expectations, plans, intentions or beliefs; and any statements of assumptions underlying any of the foregoing. We often, although not always, identify forward-looking statements by using words or phrases such as “likely”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “project”, “forecast”, and “outlook”.

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements:

•
the effectiveness and timeliness of our clinical trials, and the usefulness of the data;
•
the sufficiency of our existing cash resources;
•
our access to needed capital;
•
fluctuations in our operating results;
•
the duration, scope, and outcome of any governmental inquiries or investigations;
•
the success of current and future license and collaboration agreements, including our agreements with Alimera Sciences, Inc. (Alimera), Betta Pharmaceuticals Co., Ltd. (Betta), Equinox Science, LLC (Equinox), and Ocumension Therapeutics (Ocumension);
•
our dependence on contract research organizations, vendors, and investigators;
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
•
our ability to implement corrective and preventive actions required by the Warning Letter to the satisfaction of the FDA;
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

EYEPOINT®, DEXYCU®, YUTIQ®, DURASERT®, DURAVYU®, DELIVERING INNOVATION TO THE EYE®, and WITH AN EYE ON PATIENTS® are our trademarks. Retisert® and Vitrasert® are Bausch & Lomb’s trademarks. YUTIQ® is licensed to Alimera Sciences and Ocumension Therapeutics in their respective territories. ILUVIEN® is Alimera Sciences Inc.’s trademark. The reports we file or furnish with the SEC, including this Quarterly Report on Form 10-Q, also contain trademarks, trade names, and service marks of other companies, which are the property of their respective owners.

Our Business

Overview

We are a company committed to developing and commercializing innovative therapeutics to help improve the lives of patients with serious retinal diseases. Our pipeline leverages our proprietary bioerodible Durasert E™ technology for sustained intraocular drug delivery. The Company’s lead product candidate, DURAVYU™, is an investigational sustained delivery treatment for anti-vascular endothelial growth factor (anti-VEGF) -mediated retinal diseases combining vorolanib, a selective and patent-protected tyrosine kinase inhibitor with bioerodible Durasert E™. DURAVYU™ is presently in Phase 2 clinical trials as a sustained delivery treatment for wet age-related macular degeneration (wet AMD), the leading cause of vision loss among people 50 years of age and older in the United States, and diabetic macular edema (DME). We expect to randomize patients for inclusion in pivotal Phase 3 clinical trials in wet AMD in 2024.

Recent Developments

•
In July 2024, Marcia Sellos-Moura, formerly SVP, Program Leadership, assumed a new position as SVP, Head of Development and Program Management, continuing to report to Dr. Jay S. Duker, President and CEO of the Company. In her expanded role, Dr. Sellos-Moura will manage both the R&D and Product Development teams in addition to Program Management.
•
On June 26, 2024, we hosted an R&D Day in New York City, featuring presentations from EyePoint’s management team as well as key opinion leader (KOL) guest speakers.

R&D day highlights included:

o
Phase 3 plans for DURAVYU™ in wet AMD, including key design elements of the Phase 3 LUGANO and LUCIA pivotal trials
o
Positive twelve-month safety and efficacy data from the Phase 2 DAVIO 2 clinical trial evaluating DURAVYU™ for the treatment of wet AMD
o
The VERONA trial, a Phase 2 trial of DURAVYU™ in diabetic macular edema (DME) patients has completed enrollment with 27 patients

R&D Highlights

•
In May 2024, we announced topline results of our Phase 2 PAVIA clinical trial evaluating DURAVYU™ (vorolanib intravitreal insert), previously known as EYP-1901, in patients with non-proliferative diabetic retinopathy (NPDR). The data demonstrated that DURAVYU™ has a biologic effect in patients with NPDR with a favorable safety and tolerability profile, however the trial did not meet the pre-specified primary endpoint. We expect 12-month data from this trial in 3Q 2024.
•
In May 2024, we completed enrollment in the VERONA trial, a Phase 2 trial of DURAVYU™ in diabetic macular edema (DME) patients. The trial enrolled 27 patients with topline data anticipated in the first quarter of 2025.
•
In June 2024, we announced alignment on pathway to approval with U.S. Food and Drug Administration (FDA) based on positive End of Phase 2 meeting in April 2024 for two non-inferiority trials, 6-month redosing of DURAVYU™ and sham for masking with a one-year endpoint. Each trial is expected to enroll approximately 400 patients with active wet AMD, including previously treated and treatment naïve patients, randomly assigned to either a 2.7mg dose of DURAVYU™ or an on-label aflibercept control. All patients to receive three monthly loading doses of aflibercept prior to DURAVYU™ with randomization occurring on Day 1. The LUGANO (US) trial remains on track to randomize patients for inclusion in 2024 with LUCIA (US/ex-US) to follow.
•
In June 2024, we announced positive twelve-month safety and efficacy data from the Phase 2 DAVIO 2 clinical trial evaluating DURAVYU™ for the treatment of wet AMD.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires that we make certain estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. We base our estimates, judgments, and assumptions on historical experience, anticipated results, and trends, and on various other factors that we believe are reasonable under the circumstances at the time. By their nature, these estimates, judgments, and assumptions are subject to an inherent degree of uncertainty. Actual results may differ from our estimates under different assumptions or conditions. In our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we set forth our critical accounting policies and estimates, which included revenue recognition, reserves for variable consideration associated with our commercial revenue and recognition of expense in outsourced clinical trial agreements. See Note 2 of the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for a description of our accounting policies and estimates for reserves for variable consideration related to product sales.

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023:

	Three Months Ended
	June 30,		Change
	2024	2023	Amounts	%

Revenues:
Product sales, net	$1,068	$5,273	$(4,205)	-80%
License and collaboration agreements	7,782	3,597	4,185	116%
Royalty income	627	235	392	167%
Total revenues	9,477	9,105	372	4%
Operating expenses:
Cost of sales	1,401	1,792	(391)	-22%
Research and development	29,822	15,730	14,092	90%
Sales and marketing	50	5,288	(5,238)	-99%
General and administrative	12,750	9,056	3,694	41%
Total operating expenses	44,023	31,866	12,157	38%
Loss from operations	(34,546)	(22,761)	(11,785)	52%
Other income (expense):
Interest and other income, net	3,720	1,623	2,097	129%
Interest expense	—	(435)	435	-100%
Loss on extinguishment of debt	—	(1,347)	1,347	-100%
Total other income (expense), net	3,720	(159)	3,879	-2440%
Net loss	$(30,826)	$(22,920)	$(7,906)	34%
Net loss per share - basic and diluted	$(0.58)	$(0.61)	$0.03	-5%
Weighted average shares outstanding - basic and diluted	53,206	37,576	15,630	42%

Net loss	$(30,826)	$(22,920)	$(7,906)	34%

Product Sales, Net

Product sales, net represents the gross sales of YUTIQ® and DEXYCU® less provisions for product sales allowances. Product sales, net decreased by $4.2 million, or 80%, to $1.1 million for the three months ended June 30, 2024 compared to the same period the prior year. This decrease was driven by the agreement that granted license and rights to YUTIQ® to Alimera in May 2023. For the three months ended June 30, 2024, product sales, net included $0.6 million of product supply under the existing commercial supply agreement (CSA) with Alimera of $0.6 million, as well as $0.5 million of product supply to Ocumension.

License and Collaboration Agreement

License and collaboration agreement revenue increased by $4.1 million, or 116%, to $7.8 million for the three months ended June 30, 2024 compared to the same period the prior year. This increase was due to higher recognition of deferred revenue related to the agreement to license YUTIQ® product rights to Alimera.

Royalty Income

Royalty income increased by $0.4 million, or 167%, to $0.6 million for the three months ended June 30, 2024 compared to the same period the prior year. The increase was attributable to increased Ocumension Therapeutics royalties from YUTIQ® product sales in China.

Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Cost of sales decreased by $0.4 million, or 22%, to $1.4 million for the three months ended June 30, 2024 compared to the same period the prior year. This decrease was primarily due to lower commercial product sales year over year.

Research and Development

Research and development expenses increased by $14.1 million, or 90%, to $29.8 million for the three months ended June 30, 2024 compared to the same period the prior year. This increase was attributable primarily to (i) $5.0 million for a milestone payment for completion of our Phase 2 wet AMD (DAVIO2) clinical trial, (ii) $4.3 million higher personnel expense to support clinical trial activity and product development, including $2.7 million of non-cash stock compensation, (iii) $2.1 million higher DURAVYU™ non-clinical expenses, (iv) $1.3 million higher clinical trial material expense, (v) $0.7 million higher facility and IT expenses, and (vi) $0.5 million in increased clinical trial costs related to DURAVYU™ in Phase 2 clinical trials for wet AMD (DAVIO2), NPDR (PAVIA), and DME (VERONA).

Sales and Marketing

Sales and marketing expenses decreased by $5.2 million, or 99%, to $0.1 million for the three months ended June 30, 2024 compared to the same period the prior year. This decrease was driven by discontinued YUTIQ® promotion due to the agreement that granted YUTIQ® license and rights to Alimera in Q2 2023 and the Company's exit from the commercial business. Expenses for the three months ended June 30, 2024 included support for ongoing government reporting requirements.

General and Administrative

General and administrative expenses increased by $3.7 million, or 41%, to $12.8 million for the three months ended June 30, 2024 compared to the same period the prior year. This increase was primarily attributable to $4.0 million in stock-based compensation and $1.0 million in personnel costs, partially offset by lower legal and other administrative expenses.

Interest (Expense) Income

Interest income from investments in marketable securities and institutional money market funds increased by $2.1 million, or 129%, to $3.7 million for the three months ended June 30, 2024 compared to the same period the prior year. This increase was due primarily to an increase in cash and marketable securities and higher interest rates in the current calendar quarter.

There was no interest expense in the three months ended June 30, 2024 due to the repayment of the loan under the loan and security agreement with Silicon Valley Bank (SVB Loan Agreement) on May 17, 2023. Interest expense for the three months ended June 30, 2023 was $0.4 million.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023:

	Six months ended June 30,		Change
	2024	2023	Amounts	%

Revenues:
Product sales, net	$1,726	$12,667	$(10,941)	-86%
License and collaboration agreements	18,345	3,631	14,714	405%
Royalty income	1,090	490	600	122%
Total revenues	21,161	16,788	4,373	26%
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	2,160	2,432	(272)	-11%
Research and development	60,011	29,348	30,663	104%
Sales and marketing	56	11,025	(10,969)	-99%
General and administrative	26,801	18,298	8,503	46%
Total operating expenses	89,028	61,103	27,925	46%
Loss from operations	(67,867)	(44,315)	(23,552)	53%
Other income (expense):
Interest and other income, net	7,757	2,825	4,932	175%
Interest expense	—	(1,247)	1,247	-100%
Gain (loss) on extinguishment of debt	—	(1,347)	1,347	-100%
Total other income (expense), net	7,757	231	7,526	3258%
Net loss before income taxes	$(60,110)	$(44,084)	$(16,026)	36%
Provision for income taxes		$—	$—
Net loss	$(60,110)	$(44,084)	$(16,026)	36%
Net loss per share - basic and diluted	$(1.13)	$(1.17)	$0.04	-3%
Weighted average shares outstanding - basic and diluted	53,059	37,531	15,528	41%

Net loss	$(60,110)	$(44,084)	$(16,026)	36%

Product Sales, Net

Product sales, net represents the gross sales of YUTIQ® and DEXYCU® less provisions for product sales allowances. Product sales, net decreased by $10.9 million, or 86%, to $1.7 million for the six months ended June 30, 2024 compared to the same period the prior year. This decrease was driven by the agreement that granted license and rights to YUTIQ® to Alimera in May 2023 as the Company exited its commercial business. For the six months ended June 30, 2024, product sales, net were primarily from the sales of product supply under the existing commercial supply agreement (CSA) with Alimera of $1.2 million, as well as $0.5 million of product supply to Ocumension.

License and Collaboration Agreement

License and collaboration agreement revenue increased by $14.7 million, or 405%, to $18.3 million for the six months ended June 30, 2024 compared to the same period the prior year. This increase was due to higher recognition of deferred revenue related to the agreement to license YUTIQ® product rights to Alimera.

Royalty Income

Royalty income increased by $0.6 million, or 122%, to $1.1 million for the six months ended June 30, 2024 compared to the same period the prior year. The increase was attributable to increased Ocumension Therapeutics royalties from YUTIQ® product sales in China.

Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Cost of sales decreased by $0.3 million, or 11%, to $2.2 million for the six months ended June 30, 2024 compared to the same period the prior year. This decrease was primarily due to lower commercial product sales year over year.

Research and Development

Research and development expenses increased by $30.7 million, or 104%, to $60.0 million for the six months ended June 30, 2024 compared to the same period the prior year. This increase was attributable primarily to (i) $6.3 million higher personnel expense to support clinical trial activity and product development, including $3.7 million of non-cash stock compensation, (ii) $5.7 million associated with non-cash equity award modifications expense, (iii) $5.0 million for a milestone payment due for completion of our Phase 2 wet AMD (DAVIO2) clinical trial (iv) $4.8 million in increased clinical trial costs related to DURAVYU™ in Phase 2 clinical trials for wet AMD (DAVIO2), NPDR (PAVIA), and DME (VERONA), (v) $3.1 million in higher clinical trial material expense, (vi) $2.7 million higher DURAVYU™ non-clinical expenses, (vii) $1.5 million in severance related expense, and (viii) $1.1 million of other R&D expenses.

Sales and Marketing

Sales and marketing expenses decreased by $11.0 million, or 99%, to $0.1 million for the six months ended June 30, 2024 compared to the same period the prior year. This decrease was driven by discontinued YUTIQ® promotion due to the agreement that granted YUTIQ® license and rights to Alimera in Q2 2023 and the Company's exit from the commercial business. Expenses for the six months ended June 30, 2024 included support for ongoing government reporting requirements.

General and Administrative

General and administrative expenses increased by $8.5 million, or 46%, to $26.8 million for the six months ended June 30, 2024 compared to the same period the prior year. This increase was driven by (i) $7.5 million in stock-based compensation, (ii) $2.2 million in higher personnel costs, partially offset by $1.2 million in lower legal and other administrative expenses.

Interest (Expense) Income

Interest income from investments in marketable securities and institutional money market funds increased by $4.9 million, or 175%, to $7.8 million for the six months ended June 30, 2024 compared to the same period the prior year. This increase was due primarily to an increase in cash and marketable securities and higher interest rates in the current year to date period.

There was no interest expense in the six months ended June 30, 2024 due to the repayment of the loan under the loan and security agreement with Silicon Valley Bank (SVB Loan Agreement) on May 17, 2023. Interest expense for the six months ended June 30, 2023 was $1.2 million.

Liquidity and Capital Resources

We have had a history of operating losses and an absence of significant recurring cash inflows from revenue, and at June 30, 2024 we had a total accumulated deficit of $802.3 million. Our operations have been financed primarily from sales of our equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from collaboration partners.

Financing Activities

On May 17, 2023, we utilized a portion of the Upfront Payment from the Alimera PRA (see Note 3) and repaid in full all outstanding amounts under the SVB Loan Agreement. The SVB Loan Agreement was then terminated, and all security interests and other liens granted to or held by the Lender were terminated and released.

During the six months ended June 30, 2024, we did not sell any shares of our common stock under our at-the-market offering facility. During July 2024, we sold 1,299,506 shares of our common stock under our at-the-market offering facility at a weighted average price of $9.36 per share for gross proceeds of approximately $12.2 million. Share issue costs, including sales agent commissions, totaled approximately $0.4 million.

Future Funding Requirements

At June 30, 2024, we had cash, cash equivalents, and investments in marketable securities of $280.2 million. We expect that our cash and investments in marketable securities will enable us to fund our current operating plan through anticipated Phase 3 wet AMD topline data for DURAVYU™ in 2026. Due to the difficulty and uncertainty associated with the design and implementation of preclinical studies and clinical trials, we will continue to assess our cash and cash equivalents and future funding requirements. However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations. We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of our product candidates. If we obtain marketing approval for any of our product candidates, we will incur significant sales, marketing, and manufacturing expenses. We also expect to continue to incur significant costs to comply with corporate governance, internal controls, and similar requirements associated with operating as a public reporting company.

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

The amount of additional capital we will require will be influenced by many factors, including, but not limited to:

1.
the scope, progress, results, and costs of clinical trials of DURAVYU™, as a sustained delivery intravitreal treatment for wet AMD, NPDR, and DME
2.
our expectations regarding the timing and clinical development of our product candidates, including DURAVYU™, and EYP-2301;
3.
the duration, scope, and outcome of the DOJ Subpoena and its impact on our financial condition, results of operations, or cash flows;
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
7.
the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing any patent claims;
8.
the costs and timing to implement corrective and preventive actions required by the Warning Letter to the satisfaction of the FDA;
9.
changes in our operating plan, resulting in increases or decreases in our need for capital; and
10.
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

Our consolidated statements of historical cash flows are summarized as follows (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Cash flows from operating activities:
Net loss	$(60,110)	$(44,084)	$(16,026)
Changes in operating assets and liabilities	(11,031)	77,452	(88,483)
Other adjustments to reconcile net loss to cash flows from operating activities:	19,792	6,820	12,972
Net cash (used in) provided by operating activities	$(51,349)	$40,188	$(91,537)
Net cash (used in) provided by investing activities	$(139,589)	$45,553	$(185,142)
Net cash (used in) provided by financing activities	$444	$(41,777)	$42,221

Operating cash outflows for the six months ended June 30, 2024 totaled $51.4 million primarily due to our net loss of $60.1 million reduced by $19.8 million of non-cash expenses, which included $21.4 million of stock-based compensation, partially offset by $2.3 million for amortization of discount on available for sale of marketable securities. This was further offset by changes in working capital of $11.0 million, including $14.3 million of deferred revenue related to the agreement to license YUTIQ® product rights to Alimera.

Operating cash inflows for the six months ended June 30, 2023 totaled $40.2 million, primarily due to our net loss of $44.1 million reduced by $6.8 million of non-cash expenses, which included $4.8 million of stock-based compensation, $1.3 million of loss on extinguishment of debt, $0.7 million for the provision of excess and obsolete inventory, and $0.06 million of other non-cash charges. This was further offset by changes in working capital of $77.5 million, including $71.3 million of deferred revenue related to the agreement to license YUTIQ® product rights to Alimera.

For the six months ended June 30, 2024, $137.5 million of net cash was used for the purchase of marketable securities, and $2.1 million was used for the purchase of property and equipment.

For the six months ended June 30, 2023, $46.4 million of net cash was provided by the sales of marketable securities, and $0.9 million was used for the purchase of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2024 totaled $0.4 million and consisted of the following:

(i)
$5.2 million from the exercise of stock options
(ii)
$4.7 million used for the settlement of stock units and payment of equity issue costs

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various routine legal proceedings and claims incidental to our business, which management believes will not have a material effect on our financial position, results of operations or cash flows.

We previously disclosed that in August 2022, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts seeking production of documents related to sales, marketing, and promotional practices, including as pertain to DEXYCU®. We are cooperating fully with the government in connection with this matter. At this time, we are unable to predict the duration, scope or outcome of this matter or whether it could have a material impact on our financial condition, results of operations or cash flow.

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

We use our own facility for the manufacturing of YUTIQ® and rely on third party suppliers for key components, and any disruptions to our or our suppliers’ operations could adversely affect YUTIQ®’s commercial viability and our ability to supply YUTIQ® to Alimera and Ocumension.

Pursuant to our agreements with our commercialization partners, we currently manufacture commercial supplies of YUTIQ® ourselves at our Watertown, MA facility and rely on third party suppliers for key components of YUTIQ®. We have, and will continue, to perform extensive audits of our suppliers, vendors, and contract laboratories. The cGMP requirements govern, among other things, recordkeeping, production processes, and controls, personnel, and quality control. To ensure that we continue to meet these requirements, we have and will continue to expend significant time, money, and effort.

The commercial manufacture of medical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical products often encounter difficulties in production, particularly in scaling up and validating initial production and ensuring the absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state, and foreign regulations. We cannot assure you that any issue relating to the manufacture of YUTIQ® will not occur in the future.

The FDA also may, at any time following approval of a product for sale, audit our manufacturing facilities. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulation occurs independent of such an inspection or audit, the FDA may issue a Form FDA-483 and/or a warning letter, which may require remedial measures that may be costly and time consuming for us to implement and that may include the temporary or permanent suspension of commercial sales, recalls, market withdrawals, seizures or the temporary or permanent closure of a facility. In February 2024, we received an FDA Form-483 at the conclusion of an FDA inspection of our Watertown facility which included certain observations specifically related to the manufacturing of YUTIQ®, and a subsequent determination that our facility had been classified as Official Action Indicated (OAI), which could lead to an enforcement action or, if left un-addressed, negatively affect our manufacturing of YUTIQ®. We submitted written responses to the FDA in March 2024 and May 2024 addressing the FDA’s observations.

On July 12, 2024, we received a warning letter from the FDA (“Warning Letter”), citing alleged violations of current good manufacturing practice (CGMP) requirements in connection with the February 2024 FDA inspection at the Watertown facility and the associated February 2024 Form FDA-483, specifically related to the manufacturing of YUTIQ®. The Warning Letter does not represent a final FDA determination of compliance. The Warning Letter requires that we implement certain corrective and preventive actions, including improvements to the process by which we investigate unexplained discrepancies, the implementation of additional written procedures for production and process control, and the adoption of additional control procedures to monitor the output and to validate the performance of manufacturing processes. Addressing FDA observations and advancing quality initiatives are key priorities for the Company, and the Company has implemented and plans to further implement improvements to strengthen quality and sustainable compliance. We responded to the FDA on August 1, 2024 and, based on current information, we believe the supply of YUTIQ® to patients should not be materially interrupted. However, if we are unable to remediate the findings to the FDA’s satisfaction, we may face additional consequences including an inability to satisfy our obligations under our supply agreements with Alimera and Ocumension and possible FDA regulatory or legal actions. Notwithstanding, based on current information, we believe our other products in development, including DURAVYU™, are not impacted by this regulatory action.

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

Switching or adding additional CROs involves additional cost and requires management time and focus. Identifying, qualifying, and managing performance of third-party service providers can be difficult, time-consuming, and cause delays in our development programs. In addition, there is a natural transition period when a new CRO commences work and the new CRO may not provide the same type or level of services as the original provider. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and prospects. If any of our relationships with our CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines.

Additionally, our CMOs may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our CMOs were to encounter any of these difficulties, our ability to provide our product candidate to patients in clinical trials, or to provide product for the treatment of patients once approved, would be jeopardized.

In addition, any facilities located outside the United States (U.S.) that are used by us or by our CMOs or CDMOs to manufacture, test, and optimize our product candidates will be subject to various regulatory requirements of the jurisdiction in which they are located and in addition be subject to trade laws and regulations of the U.S. that may restrict our ability to continue to utilize certain CMOs or CDMOs. Foreign CMOs or CDMOs may be subject to U.S. legislation or investigations, including the proposed BIOSECURE Act, sanctions, trade restrictions, and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials, have an adverse effect on our clinical drug development efforts and could adversely affect our financial condition and business prospects. For example, we currently engage with WuXi Apptec (WuXi), to perform certain process development, manufacturing, and testing associated with one of our product candidates, EYP-2301. WuXi has been identified as a U.S. national security threat in the proposed BIOSECURE Act, which, if enacted, or if alternatively implemented through executive or administrative action, could restrict WuXi’s business in the U.S. or the ability of businesses in the U.S. to conduct business with WuXi.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)

Nancy S. Lurker Separation Agreement

On July 10, 2024 (the “Lurker Expiration Date”), Nancy S. Lurker’s term as Executive Vice Chair of the Company expired in accordance with the terms of that certain Employment Letter Agreement between the Company and Ms. Lurker, initially dated September 15, 2016 and subsequently amended on January 3, 2023 and July 10, 2023 (as amended, the “Lurker Employment Agreement”). Ms. Lurker continues to serve as a member and Vice Chair of the Board of Directors of the Company. On August 6, 2024, Ms. Lurker and the Company entered into a severance agreement and general release (the “Separation Agreement”), which will become effective as of August 14, 2024, the 8th day after Ms. Lurker signed the Separation Agreement (unless earlier revoked by Ms. Lurker in accordance with the terms of the Separation Agreement). Pursuant to the Separation Agreement, subject to Ms. Lurker agreeing to a release of claims and complying with certain other continuing obligations contained therein, the Company will pay Ms. Lurker a lump sum cash payment equal to $0.3 million, less applicable taxes and withholdings. The foregoing description of the Separation Agreement contained herein does not purport to be complete and is qualified in its entirety by reference to the complete text of the Separation Agreement, a copy of which is filed as Exhibit 10.3 to this Form 10-Q for the quarterly period ended June 30, 2024.

In addition to the foregoing, Ms. Lurker remains eligible to participate in the Company’s annual target bonus program for fiscal year 2024 based on the target bonus percentage in the Lurker Employment Agreement. Ms. Lurker’s annual target bonus payment, if any, will be payable at the time annual performance bonuses are paid to Company management in 2025 and will be pro-rated based on the number of days during 2024 that Ms. Lurker was employed by the Company. The Company will also pay the employer portion of COBRA premiums for Ms. Lurker and her eligible dependents for the period from August 1, 2024 to January 31, 2026, except that such coverage will be discontinued if Ms. Lurker or her eligible dependents become ineligible for COBRA coverage pursuant to applicable law or insurance plan terms.

(c)

Rule 10b5-1 Trading Arrangements

The Company permits officers and directors to adopt written trading plans, known as “Rule 10b5-1 trading arrangements”, as such term defined in Item 408(a) of Regulation S-K for the purchase or sale of the Company's securities, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended June 30, 2024, our executive officers and directors adopted, modified or terminated Rule 10b5-1 trading arrangements for the purchase or sale of our common stock as noted below:

Name and Title of Director or Officer	Action	Date of Adoption	Duration of the Plan or Termination Date	Aggregate Number of Shares of Common Stock that may be Sold under the Plan
The Nancy S. Lurker 2020 Irrevocable Trust, Director	Adoption	June 06, 2024	June 05, 2025	100,000

Item 6. Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

2.1#	Product Rights Agreement, dated May 17, 2023, by and between EyePoint Pharmaceuticals, Inc. and Alimera Sciences, Inc.	8-K	05/18/23	2.1

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1

3.2	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	10-K	09/13/17	3.2

3.3	Certificate of Correction to Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	8-K	04/02/18	3.1

3.4	Certificate of Amendment of Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/27/18	3.1

3.5	By-Laws of EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	3.5

3.6	Amendment No. 1 to the By-Laws of EyePoint Pharmaceuticals, Inc.	8-K	11/06/18	3.1

3.7	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/23/20	3.1

3.8	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	12/08/20	3.1

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1

4.2	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	11/19/21	4.1

10.1+	EyePoint Pharmaceuticals, Inc. Amendment No.1 to 2023 Long-Term Incentive Plan	8-K	06/21/24	10.1

10.2+	EyePoint Pharmaceuticals, Inc. Amendment No. 2 to 2019 Employee Stock Purchase Plan	8-K	06/21/24	10.2

10.3*+	Severance Agreement and General Release, dated August 6, 2024, by and between EyePoint Pharmaceuticals, Inc. and Nancy S. Lurker

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

EyePoint Pharmaceuticals, Inc.

Date: August 8, 2024	By:	/s/ Jay S. Duker
	Name:	Jay S. Duker, M.D.
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ George O. Elston
	Name:	George O. Elston
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)