Form 10-Q
period 2024-09-30
EyePoint Pharmaceuticals, Inc.
filed 2024-11-07
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

There were 68,251,031 shares of the registrant’s common stock, $0.001 par value, outstanding as of October 31, 2024.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$79,830	$281,263
Marketable securities	173,963	49,787
Accounts and other receivables, net	378	805
Prepaid expenses and other current assets	11,571	9,039
Inventory	2,807	3,906
Total current assets	268,549	344,800
Property and equipment, net	8,391	5,251
Operating lease right-of-use assets	21,405	4,983
Restricted cash	150	150
Other assets	2,422	—
Total assets	$300,917	$355,184
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,343	$6,504
Accrued expenses	14,166	17,521
Deferred revenue	25,996	38,592
Other current liabilities	1,289	646
Total current liabilities	48,794	63,263
Deferred revenue – noncurrent	11,234	20,692
Operating lease liabilities – noncurrent	21,922	4,906
Other noncurrent liabilities	233	—
Total liabilities	82,183	88,861
Contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at September 30, 2024 and December 31, 2023; 53,524,364 and 49,043,074 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	53	49
Additional paid-in capital	1,049,127	1,007,556
Accumulated deficit	(831,617)	(742,146)
Accumulated other comprehensive income	1,171	864
Total stockholders' equity	218,734	266,323
Total liabilities and stockholders' equity	$300,917	$355,184

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Product sales, net	$664	$816	$2,390	$13,483
License and collaboration agreements	9,561	14,137	27,906	17,768
Royalty income	299	249	1,389	739
Total revenues	10,524	15,202	31,685	31,990
Operating expenses:
Cost of sales	736	1,202	2,896	3,634
Research and development	29,542	17,363	89,554	46,711
Sales and marketing	24	479	80	11,504
General and administrative	12,970	10,556	39,770	28,854
Total operating expenses	43,272	29,600	132,300	90,703
Loss from operations	(32,748)	(14,398)	(100,615)	(58,713)
Other (expense) income:
Interest and other income, net	3,387	1,786	11,144	4,611
Interest expense	—	—	—	(1,247)
Loss on extinguishment of debt	—	—	—	(1,347)
Total other income, net	3,387	1,786	11,144	2,017
Net loss	$(29,361)	$(12,612)	$(89,471)	$(56,696)
Net loss per share:
Basic and diluted	$(0.54)	$(0.33)	$(1.67)	$(1.50)
Weighted average common shares outstanding:
Basic and diluted	54,449	38,341	53,526	37,804

Net loss	$(29,361)	$(12,612)	$(89,471)	$(56,696)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	379	(1)	307	55
Comprehensive loss	$(28,982)	$(12,613)	$(89,164)	$(56,641)

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands except share data)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance at July 1, 2023	34,306,118	$34	$771,821	$(715,435)	$842	$57,262
Net loss	—	—	—	(12,612)	—	(12,612)
Other comprehensive loss	—	—	—	—	(1)	(1)
Issuance of stock, net of issue costs	902,769	1	9,539	—	—	9,540
Employee stock purchase plan	43,335	—	174	—	—	174
Exercise of stock options	55,210	—	629	—	—	629
Vesting of stock units	2,000	—	—	—	—	—
Stock-based compensation	—	—	3,629	—	—	3,629
Balance at September 30, 2023	35,309,432	$35	$785,792	$(728,047)	$841	$58,621

Balance at July 1, 2024	52,160,305	$52	$1,029,717	$(802,256)	$792	$228,305
Net loss	—	—	—	(29,361)	—	(29,361)
Other comprehensive gain	—	—	—	—	379	379
Issuance of stock, net of issue costs	1,299,506	1	11,792	—	—	11,793
Employee stock purchase plan	24,881	—	202	—	—	202
Exercise of stock options	14,216	—	48	—	—	48
Vesting of stock units	25,456	—	(78)	—	—	(78)
Stock-based compensation	—	—	7,446	—	—	7,446
Balance at September 30, 2024	53,524,364	$53	$1,049,127	$(831,617)	$1,171	$218,734

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance at January 1, 2023	34,082,934	$34	$766,899	$(671,351)	$786	$96,368
Net loss	—	—	—	(56,696)	—	(56,696)
Other comprehensive gain	—	—	—	—	55	55
Issuance of stock, net of issue costs	902,769	1	9,539	—	—	9,540
Employee stock purchase plan	107,056	—	422	—	—	422
Exercise of stock options	56,090	—	634	—	—	634
Vesting of stock units	160,583	—	(169)	—	—	(169)
Stock-based compensation	—	—	8,467	—	—	8,467
Balance at September 30, 2023	35,309,432	$35	$785,792	$(728,047)	$841	$58,621

Balance at January 1, 2024	49,043,074	$49	$1,007,556	$(742,146)	$864	$266,323
Net loss	—	—	—	(89,471)	—	(89,471)
Other comprehensive gain	—	—	—	—	307	307
Issuance of stock, net of issue costs	1,299,506	1	11,810	—	—	11,811
Cashless exercise of warrants	2,206,442	2	(2)	—	—	—
Employee stock purchase plan	49,896	—	470	—	—	470
Exercise of stock options	535,932	1	4,965	—	—	4,966
Vesting of stock units	389,514	—	(4,512)	—	—	(4,512)
Stock-based compensation	—	—	28,840	—	—	28,840
Balance at September 30, 2024	53,524,364	$53	$1,049,127	$(831,617)	$1,171	$218,734

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(89,471)	$(56,696)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	1,073	352
Amortization of debt discount and premium and discount on available-for-sale marketable securities	(4,143)	(334)
Provision for excess and obsolete inventory	—	693
Loss on extinguishment of debt	—	1,347
Stock-based compensation	28,840	8,467
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(2,107)	14,701
Other assets	(2,422)	—
Inventory	1,098	(2,224)
Accounts payable and accrued expenses	(2,402)	791
Right-of-use assets and operating lease liabilities	1,211	467
Deferred revenue	(22,054)	57,420
Other noncurrent liabilities	—	—
Net cash (used in) provided by operating activities	(90,377)	24,984
Cash flows from investing activities:
Purchases of marketable securities	(234,225)	(5,851)
Sales and maturities of marketable securities	114,500	52,284
Purchases of property and equipment	(3,668)	(2,600)
Net cash (used in) provided by investing activities	(123,393)	43,833
Cash flows from financing activities:
Proceeds from issuance of stock	11,793	9,974
Payment of equity issue costs	(307)	(415)
Payment of long-term debt	—	(30,000)
Payment of extinguishment of debt costs	—	(1,350)
Borrowings under revolving facility	—	5,300
Repayment under revolving facility	—	(15,775)
Net settlement of stock units to satisfy statutory tax withholding	(4,512)	(169)
Proceeds from exercise of stock options	5,436	1,056
Principal payments on finance lease obligations	(73)	(36)
Net cash provided by (used in) financing activities	12,337	(31,415)
Net (decrease) increase in cash, cash equivalents and restricted cash	(201,433)	37,402
Cash, cash equivalents and restricted cash at beginning of period	281,413	95,783
Cash, cash equivalents and restricted cash at end of period	$79,980	$133,185
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$79,830	$133,035
Restricted cash	150	150
Total cash, cash equivalents and restricted cash at end of period	$79,980	$133,185
Supplemental cash flow information:
Cash interest paid	$—	$1,405
Supplemental disclosure of non-cash investing and financing activities:
Lease liability arising from obtaining right-of-use assets	$17,544	$—
Property and equipment additions in accounts payable and accrued expenses	$141	$—
Stock issuance costs	$—	$19

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Operations

The accompanying condensed consolidated financial statements of EyePoint Pharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, the Company), as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2023, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the periods indicated. The preparation of financial statements in accordance with United States (U.S.) generally accepted accounting principles requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the entire 2024 fiscal year or any future period.

The Company is committed to developing and commercializing innovative therapeutics to help improve the lives of patients with serious retinal diseases. The Company’s pipeline leverages its proprietary bioerodible Durasert E™ technology (Durasert E™) for sustained intraocular drug delivery. The Company’s lead product candidate, DURAVYU™, f/k/a EYP-1901, is an investigational sustained delivery treatment for anti-vascular endothelial growth factor (anti-VEGF) mediated retinal diseases combining vorolanib, a selective and patent-protected tyrosine kinase inhibitor with Durasert E™. DURAVYU™ is currently in Phase 3 clinical trials for wet age-related macular degeneration (wet AMD), the leading cause of vision loss among people 50 years of age and older in the United States and a Phase 2 clinical trial for diabetic macular edema (DME). The Company is also advancing EYP-2301, a promising TIE-2 agonist, razuprotafib, formulated in Durasert E™ to potentially improve outcomes in serious retinal diseases.

The Company plans to identify and advance additional product candidates through clinical and regulatory development for its pipeline. This may be accomplished through internal discovery efforts, research collaborations and/or in-licensing arrangements and potential acquisitions of additional products, product candidates or technologies.

Liquidity

The Company had cash, cash equivalents and investments in marketable securities of $253.8 million at September 30, 2024. The Company has a history of operating losses and has not had significant recurring cash inflows from revenue. The Company’s operations have been financed primarily from sales of its equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income, and other fees received from its collaboration partners. The Company anticipates that it will continue to incur losses as it continues the research and development of its product candidates, and the Company does not expect revenues to generate sufficient funding to sustain its operations in the near-term. The Company expects to continue fulfilling its funding needs through cash inflows from revenues, licensing and research collaboration transactions, additional equity capital raises and other arrangements. The Company believes that its cash, cash equivalents and investments in marketable securities of $253.8 million at September 30, 2024 will enable the Company to fund its current and planned operations for at least the next twelve months from the date these condensed consolidated financial statements were issued. Actual cash requirements could differ from management’s projections due to many factors, including the timing and results of the Company’s clinical trials for DURAVYU™, additional investments in research and development programs, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

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

Product sales, net — Effective January 2023, commercial sales of DEXYCU® were no longer supported by the Company, remaining available only through specialty distributors. Effective May 2023, YUTIQ® has been and continues to be sold under commercial supply agreements with Alimera Sciences, Inc. (Alimera) and Ocumension Therapeutics (Ocumension). On September 16, 2024, ANI Pharmaceuticals, Inc. (ANI) announced the completion of the acquisition of Alimera. The acquisition does not impact the terms of the commercial supply agreements (see Note 3).

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of September 30, 2024.

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

For the three and nine months ended September 30, 2024 and 2023, DEXYCU® product revenue-based royalty expense as a component of cost of sales was immaterial.

Recently Adopted and Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU was issued to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU applies to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the standard should be applied retrospectively. ASU 2023-07 will be effective for the Company for the annual period of its fiscal year ending December 31, 2024. The Company does not anticipate the adoption of this ASU will have a material impact on its consolidated financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU was issued to address investor requests for more transparency about income tax information through improvements to income tax disclosure primarily related to the rate reconciliation and income taxes paid information, and to improve the effectiveness of income tax disclosures. This ASU is effective for public entities for annual periods beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 will be effective for the Company in the first quarter of its fiscal year ending December 31, 2025. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statement disclosures.

3.
Revenue

Product Revenue Reserves and Allowances

From January 1, 2023 through May 17, 2023 (the date the Company entered into the product rights agreement (PRA) with ANI (formerly Alimera), pursuant to which the Company granted an exclusive license and rights to its YUTIQ® (fluocinolone acetonide intravitreal implant) 0.18 mg (YUTIQ®) product to ANI, the Company’s product revenues were primarily from sales of YUTIQ® in the U.S.

For the three and nine months ended September 30, 2024, the Company’s product revenues were primarily from the Company’s existing commercial supply agreements with ANI and Ocumension. For the three and nine months ended September 30, 2024, the Company’s product revenues were made up of $0.7 million and $2.4 million, respectively, from the sales of YUTIQ®. For the three and nine months ended September 30, 2023, the Company’s product revenues were made up of $0.8 million and $13.4 million, respectively, from the sales of YUTIQ®. Sales of DEXYCU® for the three and nine months ended September 30, 2024 and 2023 were immaterial.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2024 and 2023 (in thousands):

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2024	$83	$—	$677	$760
Provision related to sales in the current year	—	—	—	—
Adjustments related to prior period sales	70	—	—	70
Deductions applied and payments made	(148)	—	(403)	(551)
Ending Balance at September 30, 2024	$5	$—	$274	$279

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2023	$859	$158	$871	$1,888
Provision related to sales in the current year	1,561	—	—	1,561
Adjustments related to prior period sales	40	(55)	(154)	(169)
Deductions applied and payments made	(2,279)	(103)	(156)	(2,538)
Ending Balance at September 30, 2023	$181	$—	$561	$742

Chargebacks, discounts and fees and rebates are recorded as a component of accrued expenses on the condensed consolidated balance sheets (See Note 6).

License and Collaboration Agreements and Royalty Income

Eyebiotech Limited

On May 17, 2024, the Company entered into a license agreement (the Eyebio License Agreement) with Eyebiotech Limited (Eyebio). Under this agreement, the Company granted Eyebio a non-exclusive, sublicensable, assignable license to certain patent rights to make, have made, use, offer to sell, sell, import, and export licensed products for therapeutic ophthalmological uses worldwide.

In consideration for the rights granted, Eyebio made a one-time upfront payment of $0.5 million to the Company upon execution of the Eyebio License Agreement. Additionally, Eyebio agreed to pay certain milestone payments and tiered royalties based on the achievement of development and regulatory milestones and the annual net sales of licensed products, respectively.

The Company classified the cash proceeds of the $0.5 million upfront payment received from Eyebio as license and collaboration revenue upon the execution of the Eyebio License Agreement, as this was the only performance obligation identified. This amount is not an advance payment for the provision of future goods or services and is included in the current transaction price. The non-exclusive, sublicensable, assignable license is a functional, right-to-use license, and, therefore, any consideration associated with it is recognized at a point in time.

During the nine months ended September 30, 2024, the Company recorded $0.5 million in license and collaboration revenue related to the upfront payment.

On July 12, 2024, Merck & Co., Inc. announced the completion of the acquisition of Eyebio. Eyebio is now a wholly-owned subsidiary of Merck & Co., Inc. The acquisition does not materially impact the terms of the Eyebio License Agreement.

ANI Product Rights Agreement and Commercial Supply Agreement

On May 17, 2023 (the Closing Date), the Company entered into a PRA with ANI (formerly Alimera). Under the PRA, the Company granted to ANI an exclusive and sublicensable right and license (the License) under the Company’s and its affiliates’ interest in certain of the Company’s and its affiliates’ intellectual property to develop, manufacture, sell, commercialize, and otherwise exploit certain products, including YUTIQ®, for the treatment and prevention of uveitis in the entire world except Europe, the Middle East and Africa (EMEA).

Additionally, pursuant to the PRA, the Company transferred and assigned to ANI certain assets (the Transferred Assets) and certain contracts with third parties related to YUTIQ®, including the new drug application for YUTIQ® (collectively, the Asset

Transfer). Pursuant to the PRA, ANI paid the Company a $75.0 million upfront payment. ANI will also make four quarterly payments of $1.875 million to the Company totaling $7.5 million during 2024. ANI will also pay royalties to the Company from 2025 to 2028 at a percentage of low-to-mid double digits of ANI’s related U.S. annual net sales of certain products (including YUTIQ®) in excess of certain thresholds, beginning at $70 million in 2025, and increasing annually thereafter. Upon ANI’s payment of the Upfront Payment and the 2024 quarterly payments, the licenses and rights granted to ANI will automatically become perpetual and irrevocable. Payments received from ANI are non-refundable.

On the Closing Date, the Company and ANI also entered into a commercial supply agreement (CSA), pursuant to which, during the term of the PRA, the Company agreed to manufacture and exclusively supply to ANI agreed-upon quantities of YUTIQ® necessary for ANI to commercialize YUTIQ® in the United States at certain cost plus amounts, subject to adjustments and potential extensions and terminations set forth in the CSA (the Supply Transaction and together with the License and the Asset Transfer, the Transaction).

The Company classified the cash proceeds of the $75.0 million Upfront Payment received from ANI as deferred revenue at the Closing Date, pursuant to the PRA and the CSA because the License and supply units to be delivered under both agreements comprise a single, combined performance obligation as ANI will not have the right or ability to manufacture YUTIQ® (or have YUTIQ® manufactured by a third-party contract manufacturing organization) over the initial two-year term pursuant to the CSA. The combined performance obligation is satisfied over time using the units delivered output method to measure progress based on initial estimated supply units of YUTIQ® over the two-year term for purposes of recognizing revenue, such that revenue is recognized based on the value transferred in the form of units of product in the satisfaction of a performance obligation. Through this method, the Company compares the actual units delivered to date with the current estimated total to be delivered in the contractual term to measure the satisfaction of the performance obligation and recognize revenue. The Company will monitor its estimate of total units to be delivered to determine if an adjustment is needed to ensure that revenue is recognized proportionally for units delivered to date relative to the total units expected to be delivered for the combined performance obligation. Such estimates of the total delivery will be reassessed on an ongoing basis. If the Company determines that a change in estimate is necessary, it will adjust revenue using a cumulative catch-up method.

Revenue from sales of product supply to ANI under the CSA was $0.7 million and $1.9 million during the three and nine months ended September 30, 2024, respectively, and $1.0 million and $1.2 million during the three and nine months ended September 30, 2023, respectively. License and Collaboration revenue related to the PRA was $9.4 million and $26.8 million during the three and nine months ended September 30, 2024, respectively and $13.6 million and $16.8 million during the three and nine months ended September 30, 2023, respectively. License and collaboration revenue, related to additional transitional services was $0.2 million and $0.5 million for the three and nine months ended September 30, 2024, respectively and $0.4 million and $0.8 million during the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, the Company had $24.3 million and $0 as current and non-current deferred revenue recognized under the PRA.

SWK Royalty Purchase Agreement

Pursuant to a royalty purchase agreement (RPA) with SWK Funding LLC (SWK), the Company sold its right to receive royalty payments on future sales of products subject to a licensing and development agreement, as amended, with ANI (the Amended ANI Agreement) for an upfront cash payment of $16.5 million. The Company classified the proceeds received from SWK as deferred revenue at inception of the RPA and is recognizing revenue as royalty payments are made from ANI to SWK. The Company recognized $0.3 million and $0.9 million of royalty revenue related to the RPA for the three and nine months ended September 30, 2024, respectively, and $0.3 million and $0.7 million of royalty revenue related to the RPA for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, the Company had $1.7 million and $11.2 million as current and non-current deferred revenue recognized under the RPA, respectively. As of December 31, 2023, the Company classified $1.4 million and $12.4 million as current and non-current deferred revenue recognized under the RPA, respectively.

Ocumension Therapeutics

Pursuant to license agreements and Memorandum of Understanding signed with the Company, Ocumension has:

•
An exclusive license for the development and commercialization of its three-year micro insert using the Durasert technology for the treatment of posterior segment uveitis of the eye (YUTIQ® in the U.S.) in Mainland China, Hong Kong, Macau, and Taiwan at its own cost and expense in return for royalties based on sales with the Company supplying products for clinical trials and commercial sale;
•
An exclusive license for the development and commercialization in Mainland China, Hong Kong, Macau, and Taiwan of DEXYCU® for the treatment of post-operative inflammation following ocular surgery at its own cost and expense in return for royalties based on sales with the Company supplying product for clinical trials and commercial sale; and

•
Exclusive rights to develop and commercialize YUTIQ® and DEXYCU® products under its own brand names in South Korea and other jurisdictions across Southeast Asia in Brunei, Burma (Myanmar), Cambodia, Timor-Leste, Indonesia, Laos, Malaysia, the Philippines, Singapore, Thailand, and Vietnam (the Territory), at its own cost and expense in return for royalties based on sales with the Company supplying product for clinical trials and commercial sale.
•
The right and obligation to manufacture YUTIQ®, either by itself or through affiliates or sub-contractors, for sale and use in the Territory following completion of a technology and know-how transfer from the Company to Ocumension.

During the nine months ended September 30, 2024 and 2023, the Company recognized $0.5 million of revenue from sales of product supply to Ocumension under the supply agreement and recorded this amount in product sales, net on the condensed consolidated statements of operations and comprehensive loss. No amounts were recorded during the three months ended September 30, 2024 and 2023 from sales of product supply to Ocumension under the supply agreement. Royalty income of $0 and $0.5 million was recorded for the three and nine months ended September 30, 2024. No royalty income was recorded for the three and nine months ended September 30, 2023. License and collaboration revenue related to additional technical assistance during the three and nine months ended September 30, 2024 and 2023 was immaterial.

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

Revenue from license and collaboration revenue or royalty income for the three and nine months ended September 30, 2024 and 2023 related to this agreement was immaterial.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid expenses	$2,441	$1,695
Prepaid clinical	7,832	6,335
Other	1,298	1,009
Total prepaid expenses and other current assets	$11,571	$9,039

5.
Inventory

Inventory consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$1,496	$1,303
Work in process	649	882
Finished goods	662	1,721
Total inventory	$2,807	$3,906

6.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Personnel costs	$8,910	$12,631
Clinical trial costs	3,861	3,305
Professional fees	682	666
Sales chargebacks, rebates and other revenue reserves	279	760
Other	434	159
Total accrued expenses	$14,166	$17,521

7.
Leases

On January 23, 2023, the Company entered into a lease agreement (Northbridge Lease) for its new standalone commercial manufacturing facility, including office and lab space located at 600 Commerce Drive, Northbridge, Massachusetts. The new 41,141 square-foot manufacturing facility will be Current Good Manufacturing Practice (cGMP) compliant to meet U.S. FDA and European Medicines Agency (EMA) standards and will support DURAVYU™ clinical supply and commercial readiness upon regulatory approval. In addition, the building will have the capacity and capabilities for pipeline expansion. The lease includes a non-cancellable lease term of fifteen years and four months, with two options to extend the lease term for two additional terms of either five years or ten years at 95% of the then-prevailing fair market rent. The lease term, under ASC 842, commenced during the second quarter of 2024. The Company entered into an amendment to the Northbridge Lease, effective September 30, 2024. Pursuant to the amendment, the Company's obligation to pay base rent will begin March 1, 2025. The Company is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises. The Company recognized an initial increase of $17.7 million to its lease liabilities and $17.9 million to its right-of-use (ROU) assets resulting from the Northbridge Lease during the second quarter of 2024.

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

As of September 30, 2024 the weighted average remaining term of the Company’s operating leases was 12.4 years and the weighted average discount rate was 11.6%.

Supplemental balance sheet information related to operating leases as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

	September 30,	December 31,
	2024	2023
Other current liabilities – operating lease current portion	$1,188	$563
Operating lease liabilities – noncurrent portion	21,922	4,906
Total operating lease liabilities	$23,110	$5,469

The elements of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease expense included in:
Research and development	$965	$291	$1,774	$873
General and administrative	65	65	195	194
Variable lease costs	60	47	195	106
Total lease expense	$1,090	$403	$2,164	$1,173

Cash paid for amounts included in the measurement of operating lease liabilities was $0.5 million and $0.6 million for the nine months ended September 30, 2024 and 2023.

The Company’s total future minimum lease payments under non-cancellable leases at September 30, 2024 were as follows (in thousands):

Operating Leases
Remainder of 2024	$630
2025	3,585
2026	4,133
2027	4,222
2028	3,319
Thereafter	31,860
Total lease payments	$47,749
Less imputed interest	(24,639)
Total	$23,110

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

During the three and nine months ended September 30, 2024, the Company sold 1,299,506 shares of its common stock under the ATM facility at a weighted average price of $9.36 per share for gross proceeds of approximately $12.2 million. Share issue costs, including sales agent commissions, totaled approximately $0.4 million.

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

As of September 30, 2024, 1,090,909 PFWs were outstanding. The PFWs were included in the basic and diluted net loss per share calculation during the three and nine months ended September 30, 2024.

9.
Share-Based Payment Awards

Equity Incentive Plan

Prior to June 20, 2024, the Company had authorized the issuance of 9,400,000 shares of the Company’s common stock under the 2016 Long-Term Incentive Plan (the 2016 Plan), of which 373,256 shares remained available for future grants.

The 2023 Long-Term Incentive Plan (the “2023 Plan”), approved by the Company’s stockholders on June 20, 2023 (the “Adoption Date”), originally provided for the issuance of up to 3,500,000 shares of the Company’s common stock reserved for issuance under the 2023 Plan plus any additional shares of the Company’s common stock that were available for grant under the 2008 and the 2016 Incentive Plan (the “2008 & 2016 Plan”) at the Adoption Date or would otherwise become available for grant under the 2008 Plan as a result of subsequent termination or forfeiture of awards under the 2008 or 2016 Plan. At the Company’s Annual Meeting of Stockholders held on June 20, 2024, the Company’s stockholders approved an amendment to the 2023 Plan to increase the number of shares authorized for issuance by 4,000,000 shares. At September 30, 2024, a total of approximately 4,311,535 shares were available for new awards under the 2023 Plan.

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

Stock Options

The following table provides a reconciliation of stock option activity under the Company’s equity incentive plan and for inducement awards for the nine months ended September 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2024	6,304,767	$9.98
Granted	2,248,252	18.71
Exercised	(535,932)	9.27
Forfeited	(254,198)	9.72
Expired	(63,356)	24.37
Outstanding at September 30, 2024	7,699,533	$12.47	7.54	$8,973
Exercisable at September 30, 2024	3,531,549	$11.89	6.08	$4,268

The Company's stock options generally vest over four years with 25% vesting after one year of service followed by ratable monthly vesting over the remaining three years. Nonemployee awards are granted similar to the Company’s employee awards. All option grants have a 10-year term. Options to purchase a total of 1,836,170 shares of the Company’s common stock vested during the nine months ended September 30, 2024.

In determining the grant date fair value of option awards during the nine months ended September 30, 2024, the Company applied the Black-Scholes option pricing model based on the following key assumptions:

Option life (in years)	5.50 - 6.08
Stock volatility	97% - 100%
Risk-free interest rate	3.45% - 4.60%
Expected dividends	0.0%

The following table summarizes information about employee, non-executive director and external consultant stock options for the nine months ended September 30, 2024 (in thousands except per share amount):

Nine Months
Ended
September 30, 2024
Weighted average grant date fair value per share	$14.90
Total cash received from exercise of stock options	4,966
Total intrinsic value of stock options exercised	7,355

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

The following table provides a reconciliation of RSU activity under the 2016 Plan and the 2023 Plan for the nine months ended September 30, 2024:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	1,333,192	$5.31
Granted	670,120	19.81
Vested	(591,277)	6.39
Forfeited	(80,672)	10.64
Nonvested at September 30, 2024	1,331,363	$11.81

At September 30, 2024, the weighted average remaining vesting term of the RSUs was 1.5 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the ESPP) allows qualified participants to purchase the Company’s common stock twice a year at 85% of the lesser of the average of the high and low sales price of the Company’s common stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period. The number of shares of the Company’s common stock each employee may purchase under this plan, when combined with all other employee stock purchase plans, is limited to the lower of an aggregate fair market value of $25,000 during each calendar year, or 5,000 shares of the Company’s common stock in any one offering period. The Company has maintained consecutive six-month offering periods since August 1, 2019. During the three and nine months ended September 30, 2024, 24,881 and 49,896 shares of the Company’s common stock were issued pursuant to the ESPP.

The Company estimated the fair value of the option component of the ESPP shares at the date of grant using a Black-Scholes valuation model. During the three and nine months ended September 30, 2024, the compensation expense from ESPP shares was approximately $0.1 million and $0.2 million. During the three and nine months ended September 30, 2023, the compensation expense from ESPP shares was immaterial.

Stock-Based Compensation Expense

The Company’s condensed consolidated statements of comprehensive loss included total compensation expense from stock-based payment awards as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Compensation expense included in:
Research and development	$3,382	$1,263	$14,820	$3,405
Sales and marketing	—	60	—	290
General and administrative	4,064	2,306	14,020	4,772
	$7,446	$3,629	$28,840	$8,467

During the three and nine months ended September 30, 2024, the Company modified certain stock options and restricted stock awards in connection with the resignation of board members and terminations of executives resulting in a reduction of expense of $0.5 million and incremental expense of $5.2 million, respectively.

At September 30, 2024, there was approximately $30.2 million of unrecognized compensation expense related to outstanding equity awards under the 2023 Plan, the 2016 Plan, the inducement awards and the ESPP that is expected to be recognized as expense over a weighted average period of approximately 1.7 years.

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

For the three and nine months ended September 30, 2024, the Company recorded $0 and $5.0 million of R&D expenses in connection with the milestone payment for completion of a Phase 2 clinical trial for the compound or a licensed product under the Equinox License Agreement. No R&D expense was recorded for the three and nine months ended September 30, 2023 related to the Equinox License Agreement.

11.
Fair Value Measurements

The following tables summarize the Company’s assets by significant categories carried at fair value measured on a recurring basis by valuation hierarchy (in thousands):

	September 30, 2024
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$64,612	$—	$—	$64,612	$64,612	$—
Subtotal	$64,612	$—	$—	$64,612	$64,612	$—
Level 2:
Commercial paper	$53,009	$22	$—	$53,031	$4,949	$48,082
U.S. Treasury securities	$57,886	$169	$—	$58,055	$—	$58,055
U.S. Agency securities	$67,686	$140	$—	$67,826	$—	$67,826
Subtotal	$178,581	$331	$—	$178,912	$4,949	$173,963
Total	$243,193	$331	$—	$243,524	$69,561	$173,963

	December 31, 2023
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$270,476	$—	$—	$270,476	$270,476	$—
Subtotal	$270,476	$—	$—	$270,476	$270,476	$—
Level 2:
Commercial paper	$19,295	$8	$—	$19,303	$1,998	$17,305
U.S. Treasury securities	17,762	8	—	17,771	2,990	14,781
U.S. Agency securities	17,694	8	(1)	17,701	—	17,701
Subtotal	$54,751	$24	$(1)	$54,775	$4,988	$49,787
Total	$325,227	$24	$(1)	$325,251	$275,464	$49,787

At September 30, 2024 and December 31, 2023, a total of $64.6 million or 92.9%, and a total of $270.5 million or 98.2%, respectively, of the Company’s interest-bearing cash equivalent balances were concentrated in one institutional money market fund that has investments consisting primarily of Repurchase Agreements, U.S Treasuries, and U.S. Government Agency Debts. The Company had $4.9 million or 7.1%, and a total $5.0 million or 1.8% of the Company's interest-bearing cash equivalent balance which consisted of investment-grade Commercial paper and investment-grade U.S. Treasury securities at September 30, 2024, and December 31, 2023, respectively. Generally, these deposits may be redeemed upon demand and, therefore, the Company believes they have minimal risk.

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

13.
Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by adding to the basic weighted average number of common shares outstanding the total number of dilutive common equivalent shares using the treasury stock method, unless the effect is anti-dilutive. Potentially dilutive shares were not included in the calculation of diluted net loss per share for each of the three and nine months ended September 30, 2024 and 2023 as their inclusion would be anti-dilutive.

Potential common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	As of September 30,
	2024	2023
Stock options	7,699,533	6,340,662
ESPP	18,031	8,522
Warrants	—	48,683
Restricted stock units	1,331,363	1,333,742
	9,048,927	7,731,609

14.
Related Party Transactions

On May 17, 2024, the Company executed the Eyebio License Agreement with Eyebio. The Chief Executive Officer (David Guyer) and Chief Scientific Officer (Anthony Adamis) of Eyebio were members of the Company’s board of directors when the agreement was executed. During the nine months ended September 30, 2024, the Company recorded $0.5 million in license and collaboration revenue in connection with the upfront payment pursuant to the Eyebio License Agreement. On September 3, 2024, Anthony P. Adamis, M.D. and David Guyer, M.D. resigned from their positions as directors on the Company’s Board due to their transition to full-time roles at Merck & Co.

On December 18, 2023, the Company entered into a consulting agreement with Dr. John Landis who also serves as the Company's Chair of the Science Committee and a member of the board of directors. Pursuant to the terms of the consulting agreement, Dr. Landis was entitled to receive an annual compensation payment of up to $0.6 million in exchange for performing certain research and development services as the Company's interim head of development. On January 5, 2024, pursuant to the consulting agreement, the Company granted Dr. Landis (i) stock options to purchase 20,000 shares of the Company’s common stock and (ii) 10,000 of restricted stock units. All equity grants to Dr. Landis vest after one year. He also received the Board stock option award to purchase 25,014 shares of the Company’s common stock. The compensation expense related to the consulting agreement recognized by the Company for the three and nine months ended September 30, 2024, was $0 million and $0.4 million, respectively. Additionally, the Company recorded accounts payable of $0 in the accompanying consolidated balance sheets related to services provided by Dr. Landis, as of September 30, 2024. Services under this agreement concluded during the second quarter of 2024.

Nancy S. Lurker, the former Chief Executive Officer and Executive Vice Chair of the Company and current Vice Chair of the Board is a member of the board of directors of Altasciences, the parent company of Calvert Laboratories, Inc. (Calvert Labs), an entity with which the Company conducts business. The Company recorded $0.3 million and $1.2 million of research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss related to preclinical and analytical services provided by Altasciences for the three and nine months ended September 30, 2024, respectively. Additionally, the Company recorded accounts payable of $0.5 million and $0.3 million, and prepaid expenses of $0.1 million and $0.5 million in the accompanying condensed consolidated balance sheets related to services provided by Altasciences, as of September 30, 2024 and December 31, 2023, respectively.

15.
Subsequent Events

On October 31, 2024, the Company completed an underwritten public offering with gross proceeds of $161.0 million. The Company sold 14,636,363 shares of its common stock, which included the exercise in full by the underwriters of their option to purchase an additional 1,909,090 shares of common stock. The shares of common stock were sold at a public offering price of $11.00 per share.

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
•
our belief that our cash, cash equivalents, and investments in marketable securities of $253.8 million at September 30, 2024, along with the net proceeds from the October $161.0 million equity financing will enable us to fund operations into 2027;
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
•
our expectations regarding the warning letter the Company received from the FDA in July 2024, or the Warning Letter, pertaining to YUTIQ® manufacturing, citing alleged violations of cGMP requirements in connection with an FDA inspection at the Company’s Watertown facility in February 2024 and our plans to implement corrective and preventive actions required by the Warning Letter;
•
the effect of legal and regulatory developments; and
•
our expectation that we will continue to incur significant expenses and that our operating losses and our net cash outflows to fund operations will continue for the foreseeable future.

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
•
the success of current and future license and collaboration agreements, including our agreements with ANI Pharmaceuticals, Inc. (ANI), Betta Pharmaceuticals Co., Ltd. (Betta), Equinox Science, LLC (Equinox), and Ocumension Therapeutics (Ocumension);
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

EYEPOINT®, DEXYCU®, YUTIQ®, DURASERT®, DURAVYU®, DELIVERING INNOVATION TO THE EYE®, and WITH AN EYE ON PATIENTS® are our trademarks. Retisert® and Vitrasert® are Bausch & Lomb’s trademarks. YUTIQ® is licensed to ANI Pharmaceuticals, Inc. and Ocumension Therapeutics in their respective territories. ILUVIEN® is ANI Pharmaceuticals, Inc.’s trademark. The reports we file or furnish with the SEC, including this Quarterly Report on Form 10-Q, also contain trademarks, trade names, and service marks of other companies, which are the property of their respective owners.

Our Business

Overview

We are a company committed to developing and commercializing innovative therapeutics to help improve the lives of patients with serious retinal diseases. Our pipeline leverages our proprietary bioerodible Durasert E™ technology for sustained intraocular drug delivery. The Company’s lead product candidate, DURAVYU™, is an investigational sustained delivery treatment for anti-vascular endothelial growth factor (anti-VEGF) -mediated retinal diseases combining vorolanib, a selective and patent-protected tyrosine kinase inhibitor with bioerodible Durasert E™. DURAVYU™ is presently in Phase 3 clinical trials as a sustained delivery treatment for wet age-related macular degeneration (wet AMD), the leading cause of vision loss among people 50 years of age and older in the United States, and in Phase 2 clinical trial for diabetic macular edema (DME).

Recent Developments

•
Completed an underwritten public offering with gross proceeds of $161.0 million in October. The Company sold 14,636,363 shares of its common stock, which included the exercise in full by the underwriters of their option to purchase an additional 1,909,090 shares of common stock. The shares of common stock were sold at a public offering price of $11.00 per share.
•
Announced the grand opening of EyePoint’s Northbridge, MA manufacturing facility in October. The 40,000 square foot Good Manufacturing Process (cGMP) compliant commercial manufacturing facility was built to meet U.S. FDA and European Medicines Agency (EMA) and will support global manufacturing across the Company’s portfolio, including lead pipeline asset, DURAVYU™ upon potential regulatory approval.
•
Announced the appointment of esteemed industry leader Fred Hassan to the Company’s Board of Directors in September.

R&D Highlights

•
Announced positive interim 16-week data for the ongoing open label Phase 2 VERONA clinical trial of DURAVYU™ for diabetic macular edema (DME) in October. DURAVYU™ 2.7mg demonstrated an early, sustained, and clinically meaningful improvement in best-corrected visual acuity (BCVA) with a gain of +8.9 letters compared to baseline versus +3.2 letters for aflibercept control. DURAVYU 2.7mg also demonstrated concomitant structural improvement with CST (central subfield thickness) improvement of 68.1 microns versus 30.5 microns for aflibercept control. Notably, both DURAVYU™ doses showed an immediate benefit over aflibercept control in both BCVA and CST demonstrating the differentiated drug release profile of DURAVYU™ with immediate bioavailability. Additionally, a favorable safety and tolerability profile continued for both DURAVYU™ arms. The Company expects to report the full topline results in the first quarter of 2025, once all patients complete the trial.
•
Announced first patient dosed in the Phase 3 LUGANO clinical trial of DURAVYU™ in wet age-related macular degeneration (wet AMD). The second Phase 3 LUCIA pivotal trial initiation is expected to have first patient dosing by end of 2024. The LUGANO and LUCIA clinical trials are designed for potential global regulatory and commercial success with every six-month re-dosing in both trials. With over 160 trial sites committed and robust DAVIO 2 data the company anticipates rapid enrollment of both trials with topline data anticipated in 2026.
•
Presented DAVIO 2 twelve-month data at the American Academy of Ophthalmology (AAO) 2024 Subspecialty Day in October, at the 24th EURetina Congress in September and the Retina Society 57th Annual Meeting in September.
•
Presented a comparison of tyrosine kinase inhibitors being developed for intravitreal delivery at the Retina Society 57th Annual Meeting in September, demonstrating the differentiation of DURAVYU™ with immediate bioavailability and controlled release via zero-order kinetics for at least six months.
•
Presented on sustained-release vorolanib highlighting selective pan-VEGF receptor inhibition and anti-angiogenic effects in VEGF-mediated ocular diseases at the American Retina Forum (ARF) 2024 National Meeting in August demonstrating the durable efficacy, reliable safety and reduced injection burden of treatment with DURAVYU™.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires that we make certain estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. We base our estimates, judgments, and assumptions on historical experience, anticipated results, and trends, and on various other factors that we believe are reasonable under the circumstances at the time. By their nature, these estimates, judgments, and assumptions are subject to an inherent degree of uncertainty. Actual results may differ from our estimates under different assumptions or conditions. In our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we set forth our critical accounting policies and estimates, which included revenue recognition, reserves for variable consideration associated with our commercial revenue and recognition of expense in outsourced clinical trial agreements. See Note 2 of the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for a description of our accounting policies and estimates.

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023:

	Three Months Ended
	September 30,		Change
	2024	2023	Amounts	%

Revenues:
Product sales, net	$664	$816	$(152)	-19%
License and collaboration agreements	9,561	14,137	(4,576)	-32%
Royalty income	299	249	50	20%
Total revenues	10,524	15,202	(4,678)	-31%
Operating expenses:
Cost of sales	736	1,202	(466)	-39%
Research and development	29,542	17,363	12,179	70%
Sales and marketing	24	479	(455)	-95%
General and administrative	12,970	10,556	2,414	23%
Total operating expenses	43,272	29,600	13,672	46%
Loss from operations	(32,748)	(14,398)	(18,350)	127%
Other income (expense):
Interest and other income, net	3,387	1,786	1,601	90%
Interest expense	—	—	—	-
Loss on extinguishment of debt	—	—	—	-
Total other income, net	3,387	1,786	1,601	90%
Net loss	$(29,361)	$(12,612)	$(16,749)	133%
Net loss per share - basic and diluted	$(0.54)	$(0.33)	$(0.21)	64%
Weighted average shares outstanding - basic and diluted	54,449	38,341	16,108	42%

Product Sales, Net

Product sales, net represents the gross sales of YUTIQ® and DEXYCU® less provisions for product sales allowances. Product sales, net decreased by $0.2 million, or 19%, to $0.7 million for the three months ended September 30, 2024 compared to the same period the prior year. This decrease was driven by lower sales of YUTIQ® product supply to ANI. For the three months ended September 30, 2024, product sales, net included $0.7 million of product supply under the existing commercial supply agreement (CSA) with ANI.

License and Collaboration Agreement

License and collaboration agreement revenue decreased by $4.6 million, or 32%, to $9.6 million for the three months ended September 30, 2024 compared to the same period the prior year. This decrease was due to lower recognition of deferred revenue related to the agreement to license YUTIQ® product rights to ANI due to lower product sales to ANI.

Royalty Income

Royalty income increased by less than $0.1 million, or 20%, to $0.3 million for the three months ended September 30, 2024 compared to the same period the prior year. The increase was attributable to higher non-cash Alimera royalties payable to SWK Funding LLC.

Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Cost of sales decreased by $0.5 million, or 39%, to $0.7 million for the three months ended September 30, 2024 compared to the same period the prior year. This decrease was primarily due to lower commercial product sales year over year.

Research and Development

Research and development expenses increased by $12.2 million, or 70%, to $29.5 million for the three months ended September 30, 2024 compared to the same period the prior year. This increase was attributable primarily to (i) $4.0 million in increased clinical trial costs related to the initiation of DURAVYU™ in Phase 3 clinical trials (LUGANO and LUCIA) for wet AMD, (ii) $3.8 million higher personnel expense to support clinical trial activity and product development, including $2.1 million of non-cash stock compensation, (iii) $1.4 million higher clinical trial material expense to be used in phase 3 clinical trials for wet AMD, (iv) $1.3 million in higher professional services, (v) $1.0 million higher facility and IT expenses, and (vi) $0.7 million in other R&D expenses. We anticipate an increase in future periods of clinical trials expenses due to our continuing Phase 3 clinical trials.

Sales and Marketing

Sales and marketing expenses decreased by $0.5 million, or 95%, for the three months ended September 30, 2024 compared to the same period the prior year. This decrease was driven by discontinued YUTIQ® promotion due to the agreement that granted YUTIQ® license and rights to ANI in the second quarter of 2023 and the Company's exit from the commercial business.

General and Administrative

General and administrative expenses increased by $2.4 million, or 23%, to $13.0 million for the three months ended September 30, 2024 compared to the same period the prior year. This increase was primarily attributable to $1.8 million in stock-based compensation and $0.8 million in personnel costs, partially offset by lower legal and other administrative expenses.

Interest (Expense) Income

Interest income from investments in marketable securities and institutional money market funds increased by $1.6 million, or 90%, to $3.4 million for the three months ended September 30, 2024 compared to the same period the prior year. This increase was due primarily to an increase in cash and marketable securities on hand.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023:

	Nine months ended September 30,		Change
	2024	2023	Amounts	%

Revenues:
Product sales, net	$2,390	$13,483	$(11,093)	-82%
License and collaboration agreements	27,906	17,768	10,138	57%
Royalty income	1,389	739	650	88%
Total revenues	31,685	31,990	(305)	-1%
Operating expenses:
Cost of sales, excluding amortization of acquired intangible assets	2,896	3,634	(738)	-20%
Research and development	89,554	46,711	42,843	92%
Sales and marketing	80	11,504	(11,424)	-99%
General and administrative	39,770	28,854	10,916	38%
Total operating expenses	132,300	90,703	41,597	46%
Loss from operations	(100,615)	(58,713)	(41,902)	71%
Other income (expense):
Interest and other income, net	11,144	4,611	6,533	142%
Interest expense	—	(1,247)	1,247	-100%
Gain (loss) on extinguishment of debt	—	(1,347)	1,347	-100%
Total other income, net	11,144	2,017	9,127	453%
Net loss before income taxes	$(89,471)	$(56,696)	$(32,775)	58%
Net loss per share - basic and diluted	$(1.67)	$(1.50)	$(0.17)	11%
Weighted average shares outstanding - basic and diluted	53,526	37,804	15,722	42%

Product Sales, Net

Product sales, net represents the gross sales of YUTIQ® and DEXYCU® less provisions for product sales allowances. Product sales, net decreased by $11.1 million, or 82%, to $2.4 million for the nine months ended September 30, 2024 compared to the same period the prior year. This decrease was driven by the agreement that granted license and rights to YUTIQ® to ANI in May 2023 as the Company exited its commercial business. For the nine months ended September 30, 2024, product sales, net were primarily from the sales of product supply under the existing commercial supply agreement (CSA) with ANI of $1.9 million, as well as $0.5 million of product supply to Ocumension.

License and Collaboration Agreement

License and collaboration agreement revenue increased by $10.1 million, or 57%, to $27.9 million for the nine months ended September 30, 2024 compared to the same period the prior year. This increase was due to higher recognition of deferred revenue related to the agreement to license YUTIQ® product rights to ANI from 9 months of revenue in 2024 compared to a partial year in 2023.

Royalty Income

Royalty income increased by $0.7 million, or 88%, to $1.4 million for the nine months ended September 30, 2024 compared to the same period the prior year. The increase was primarily attributable to increased Ocumension Therapeutics royalties from YUTIQ® product sales in China.

Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Cost of sales decreased by $0.7 million, or 20%, to $2.9 million for the nine months ended September 30, 2024 compared to the same period the prior year. This decrease was primarily due to lower commercial product sales year over year.

Research and Development

Research and development expenses increased by $42.8 million, or 92%, to $89.6 million for the nine months ended September 30, 2024 compared to the same period the prior year. This increase was attributable primarily to (i) $10.0 million higher personnel expense to support clinical trial activity and product development, including $5.7 million of non-cash stock compensation, (ii) $8.8 million in increased clinical trial costs related to DURAVYU™ in Phase 2 (DAVIO2) and Phase 3 (LUGANO and LUCIA) clinical trials for wet AMD, NPDR (PAVIA), and DME (VERONA), (iii) $5.7 million associated with non-cash equity award modifications expense, (iv) $5.0 million for a milestone payment due for completion of our Phase 2 wet AMD (DAVIO2) clinical trial, (v) $4.4 million in higher clinical trial material expense, (vi) $3.2 million higher DURAVYU™ non-clinical expenses, (vii) $1.5 million in higher facility costs, (viii) $1.6 million in severance related expense, and (ix) $2.5 million of other R&D expenses. We anticipate an increase in future periods of clinical trials expenses due to our continuing Phase 3 clinical trials.

Sales and Marketing

Sales and marketing expenses decreased by $11.4 million, or 99%, to $0.1 million for the nine months ended September 30, 2024 compared to the same period the prior year. This decrease was driven by discontinued YUTIQ® promotion due to the agreement that granted YUTIQ® license and rights to ANI in the second quarter of 2023 and the Company's exit from the commercial business. Expenses for the nine months ended September 30, 2024 included support for ongoing government reporting requirements.

General and Administrative

General and administrative expenses increased by $10.9 million, or 38%, to $39.8 million for the nine months ended September 30, 2024 compared to the same period the prior year. This increase was driven by (i) $9.2 million in stock-based compensation, (ii) $3.0 million in higher personnel costs, partially offset by $1.4 million in lower legal and other administrative expenses.

Interest (Expense) Income

Interest income from investments in marketable securities and institutional money market funds increased by $6.5 million, or 142%, to $11.1 million for the nine months ended September 30, 2024 compared to the same period the prior year. This increase was due primarily to an increase in cash and marketable securities and higher interest rates in the current year to date period.

There was no interest expense in the nine months ended September 30, 2024 due to the repayment of the loan under the loan and security agreement with Silicon Valley Bank (SVB Loan Agreement) on May 17, 2023. Interest expense for the nine months ended September 30, 2023 was $1.2 million.

Liquidity and Capital Resources

We have had a history of operating losses and an absence of significant recurring cash inflows from revenue, and at September 30, 2024 we had a total accumulated deficit of $831.6 million. Our operations have been financed primarily from sales of our equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from collaboration partners.

Financing Activities

During the nine months ended September 30, 2024, we sold 1,299,506 shares of our common stock under the ATM facility at a weighted average price of $9.36 per share for gross proceeds of approximately $12.2 million. Share issue costs, including sales agent commissions, totaled approximately $0.4 million.

Future Funding Requirements

At September 30, 2024, we had cash, cash equivalents, and investments in marketable securities of $253.8 million. We expect the cash, cash equivalents and investments on September 30, 2024, along with the net proceeds from the October $161.0 million equity financing will enable us to fund operations into 2027. Due to the difficulty and uncertainty associated with the design and implementation of preclinical studies and clinical trials, we will continue to assess our cash and cash equivalents and future funding requirements. However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations. We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of our product candidates. If we obtain marketing approval for any of our product candidates, we will incur significant sales, marketing, and manufacturing expenses. We also expect to continue to incur significant costs to comply with corporate governance, internal controls, and similar requirements associated with operating as a public reporting company.

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

The amount of additional capital we will require will be influenced by many factors, including, but not limited to:

1.
the scope, progress, results, and costs of clinical trials of DURAVYU™, as a sustained delivery intravitreal treatment for wet AMD and DME;
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

Our consolidated statements of historical cash flows are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Cash flows from operating activities:
Net loss	$(89,471)	$(56,696)	$(32,775)
Changes in operating assets and liabilities	(26,676)	71,155	(97,831)
Other adjustments to reconcile net loss to cash flows from operating activities:	25,770	10,525	15,245
Net cash (used in) provided by operating activities	$(90,377)	$24,984	$(115,361)
Net cash (used in) provided by investing activities	$(123,393)	$43,833	$(167,226)
Net cash provided by (used in) financing activities	$12,337	$(31,415)	$43,752

Operating cash outflows for the nine months ended September 30, 2024 totaled $90.4 million primarily due to our net loss of $89.5 million reduced by $25.8 million of non-cash expenses, which included $28.8 million of stock-based compensation, partially offset by $4.1 million for amortization of discount on available for sale of marketable securities. In addition, there was a change in working capital of $26.7 million, including $22.1 million of deferred revenue related to the agreement to license YUTIQ® product rights to ANI.

Operating cash inflows for the nine months ended September 30, 2023 totaled $25.0 million, primarily due to our net loss of $56.7 million reduced by $10.5 million of non-cash expenses, which included $8.5 million of stock-based compensation, $1.3 million of loss on extinguishment of debt, $0.7 million for the provision of excess and obsolete inventory, and less than $0.1 million of other non-cash charges. This was further offset by changes in working capital of $71.2 million, including $57.4 million of deferred revenue related to the agreement to license YUTIQ® product rights to ANI, and $13.7 million of other working capital changes.

For the nine months ended September 30, 2024, $119.7 million of net cash was used for the purchase of marketable securities, and $3.7 million was used for the purchase of property and equipment.

For the nine months ended September 30, 2023, $46.4 million of net cash was provided by the sales of marketable securities, and $2.6 million was used for the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2024 totaled $12.3 million and consisted of the following:

(i)
$11.8 million of net proceeds from the issuance of 1,299,506 shares of our Common Stock sold utilizing our ATM.
(ii)
$5.4 million from the exercise of stock options; and
(iii)
$4.5 million used for the settlement of stock units and payment of equity issue costs

Net cash used in financing activities for the nine months ended September 30, 2023 totaled $31.4 million and consisted of the following:

(i)
$40.5 million used to pay off the SVB loan
(ii)
$1.4 million used to extinguish debt costs related to the SVB loan; and
(iii)
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We use our own facility for the manufacturing of YUTIQ® and rely on third party suppliers for key components, and any disruptions to our or our suppliers’ operations could adversely affect YUTIQ®’s commercial viability and our ability to supply YUTIQ® to ANI and Ocumension.

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

On July 12, 2024, we received a warning letter from the FDA (“Warning Letter”), citing alleged violations of current good manufacturing practice (CGMP) requirements in connection with the February 2024 FDA inspection at the Watertown facility and the associated February 2024 Form FDA-483, specifically related to the manufacturing of YUTIQ®. The Warning Letter does not represent a final FDA determination of compliance. The Warning Letter requires that we implement certain corrective and preventive actions, including improvements to the process by which we investigate unexplained discrepancies, the implementation of additional written procedures for production and process control, and the adoption of additional control procedures to monitor the output and to validate the performance of manufacturing processes. Addressing FDA observations and advancing quality initiatives are key priorities for the Company, and the Company has implemented and plans to further implement improvements to strengthen quality and sustainable compliance. We responded to the FDA on August 1, 2024 and, based on current information, we believe the supply of YUTIQ® to patients should not be materially interrupted. However, if we are unable to remediate the findings to the FDA’s satisfaction, we may face additional consequences including an inability to satisfy our obligations under our supply agreements with ANI and Ocumension and possible FDA regulatory or legal actions. Notwithstanding, based on current information, we believe our other products in development, including DURAVYU™, are not impacted by this regulatory action.

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

Interim, top-line, initial and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to confirmation, audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, top-line, initial or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. For example, in October 2024, we announced preliminary results from our Phase 2 VERONA trial for DME. DURAVYU™ is still being studied in the Phase 2 VERONA trial for diabetic macular edema and topline data is expected in the first quarter of 2025. When reporting interim, top-line, initial or preliminary data from an ongoing trial, we may make assumptions, estimations, calculations and conclusions as part of our analyses of data, and may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, top-line, initial or preliminary results that we report, including the preliminary results from our Phase 2 VERONA trial for DME, may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, top-line, initial and preliminary data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim, top-line, initial and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim, top-line, initial or preliminary data we previously published. As a result, interim, top-line, initial and preliminary data, including the preliminary results from our Phase 2 VERONA trial for DME, should be viewed with caution until the final data are available. Adverse differences between interim, top-line, initial or preliminary data and final data could significantly harm our business prospects and may cause the price of our common stock to fluctuate or decline.

Further, regulatory agencies and others, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could adversely impact the potential of the particular program, the likelihood of obtaining regulatory approval of the particular product candidate, commercialization of any approved product and the business prospects of the company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is derived from information that is typically extensive, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, top-line, initial or preliminary data that we report differs from actual results, or if regulatory authorities or others, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be significantly impaired, which could materially harm our business, operating results, prospects or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c)

Rule 10b5-1 Trading Arrangements

The Company permits officers and directors to adopt written trading plans, known as “Rule 10b5-1 trading arrangements”, as such term defined in Item 408(a) of Regulation S-K for the purchase or sale of the Company's securities, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended September 30, 2024, none of our executive officers and directors adopted, modified or terminated Rule 10b5-1 trading arrangements for the purchase or sale of our common stock.

Item 6. Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

2.1#	Product Rights Agreement, dated May 17, 2023, by and between EyePoint Pharmaceuticals, Inc. and Alimera Sciences, Inc.	8-K	05/18/23	2.1

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1

3.2	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	10-K	09/13/17	3.2

3.3	Certificate of Correction to Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	8-K	04/02/18	3.1

3.4	Certificate of Amendment of Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/27/18	3.1

3.5	By-Laws of EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	3.5

3.6	Amendment No. 1 to the By-Laws of EyePoint Pharmaceuticals, Inc.	8-K	11/06/18	3.1

3.7	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/23/20	3.1

3.8	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	12/08/20	3.1

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1

4.2	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	11/19/21	4.1

10.1*	First Amendment to Northbridge Lease, dated September 30, 2024, by and between EyePoint Pharmaceuticals US, Inc. and 600 CPK LLC

10.2*#	Memorandum of Understanding, dated August 26, 2024, by and between EyePoint Pharmaceuticals, Inc. and Ocumension Therapeutics

10.3+	Severance Agreement and General Release, dated August 6, 2024, by and between EyePoint Pharmaceuticals, Inc. and Nancy S. Lurker	10-Q	08/08/2024	10.3

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

EyePoint Pharmaceuticals, Inc.

Date: November 7, 2024	By:	/s/ Jay S. Duker
	Name:	Jay S. Duker, M.D.
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	By:	/s/ George O. Elston
	Name:	George O. Elston
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)