Form 10-K
period 2024-12-31
EyePoint Pharmaceuticals, Inc.
filed 2025-03-06
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock on the Nasdaq Global Market on June 30, 2024, the last trading day of the registrant’s most recently completed second fiscal quarter, was approximately $450.8 million.

There were 68,728,760 shares of the registrant’s common stock, $0.001 par value, outstanding as of February 28, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2025 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

r

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
•
our belief that our cash, cash equivalents, and investments in marketable securities of $370.9 million at December 31, 2024, will enable us to fund operations into 2027;
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

•
our ability to manufacture clinical supply of our product candidates;
•
our ability to manufacture commercial supply of DEXYCU® in fulfillment of our Ocumension Agreement;
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

EYEPOINT®, DEXYCU®, YUTIQ®, Durasert®, DELIVERING INNOVATION TO THE EYE® and WITH AN EYE ON PATIENTS® are our trademarks. Retisert® and Vitrasert® are Bausch & Lomb’s trademarks. YUTIQ® is licensed to ANI and Ocumension Therapeutics in their respective territories. ILUVIEN® is ANI’s trademark. The reports we file or furnish with the SEC, including this Annual Report on Form 10-K, also contain trademarks, trade names and service marks of other companies, which are the property of their respective owners.

Risk Factor Summary

The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. For more information, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2024.

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

Risks Related To The Clinical Development And Regulatory Approval Of Our Product Candidates

•
We are largely dependent on the clinical and future commercial success of our lead product candidate, DURAVYU™.

•
The outcomes of clinical trials are uncertain, and delays in the completion of or the termination of any clinical trial of DURAVYU™ or our other product candidates could harm our business, financial condition and prospects.
•
Disruptions at the FDA, including due to a reduction in the FDA’s workforce and/or inadequate funding for the FDA, could prevent the FDA from performing normal functions on which our business relies, which could negatively impact our business.
•
Clinical trial results may fail to support continued clinical investigations and/or approval of DURAVYU™ or our other product candidates.
•
Interim, top-line, initial and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to confirmation, audit and verification procedures that could result in material changes in the final data.
•
We may expend significant resources to pursue our lead product candidate, DURAVYU™ for the treatment of wet AMD and DME, and fail to capitalize on the potential of DURAVYU™, or our other product candidates, for the potential treatment of other indications that may be more profitable or for which there is a greater likelihood of success.
•
Phase 1 or 2 results from a clinical trial do not ensure that the trial will be successful and success in early-stage clinical trials does not ensure success in later-stage clinical trials.
•
We may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of our product candidates.
•
If we are unable to successfully expand our product lines through internal research and new therapeutic development or keep pace with rapid technological changes in the healthcare industry, our business may be materially and adversely affected.

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
•
Even though regulatory approval DEXYCU® has been obtained in the U.S., we will still face extensive FDA regulatory requirements and may face future regulatory difficulties.
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
•
If the market opportunities for our product candidates, including DURAVYU™, are smaller than we believe they are, our results of operations may be adversely affected and our business may suffer.
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

Risks Related To Our Reliance On Third Parties

•
The development and commercialization of our lead product candidate, DURAVYU™, is dependent on intellectual property we license from Equinox Science and active pharmaceutical ingredient (API) supply of vorolanib. If we breach our agreement with Equinox or the agreement is terminated, we could lose license rights or API supply of vorolanib that are material to our business.
•
The development of our lead product candidate, DURAVYU™, is dependent on our supply of API vorolanib, which we source from third-parties. If any manufacturer or partner we rely upon fails to supply vorolanib in the amounts we require on a timely basis, or fails to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may be unable to meet demand for our products and may lose potential revenues.
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
•
Our manufacturing operations currently depend on our Watertown, MA and Northbridge, MA facilities. If either location is destroyed or out of operation, our business may be adversely impacted.

Risks Related To Ownership Of Our Common Stock

•
The trading price of the shares of our common stock has been highly volatile, and purchasers of our common stock could incur substantial losses.
•
A small concentration of approximately ten stockholders beneficially own 67% of our total outstanding common stock, which gives certain stockholders significant control over matters subject to stockholder approval, which would prevent new investors from influencing significant corporate decisions.

PART I

ITEM 1. BUSINESS

Overview

EyePoint Pharmaceuticals (Nasdaq: EYPT) is a clinical-stage biopharmaceutical company committed to developing and commercializing innovative therapeutics to help improve the lives of patients with serious retinal diseases. The Company's pipeline leverages its proprietary bioerodible Durasert E™ technology (Durasert E™) for sustained intraocular drug delivery. The Company’s lead product candidate, DURAVYU™, f/k/a EYP-1901, is an investigational sustained delivery treatment for vascular endothelial growth factor (VEGF) mediated retinal diseases combining vorolanib, a selective and patent-protected tyrosine kinase inhibitor with Durasert E™.

Due to the drawbacks of frequent intravitreal injections, we believe the delivery of drugs to patients in a more precise, zero order release kinetics over longer periods of time with Durasert® can satisfy a large unmet medical need for both patients and physicians. Further, we are focused on bringing a new mechanism of action to the treatments of disease in addition to the current standard of care. Unlike many chronic diseases that are treated with drugs addressing multiple mechanisms of action, most retinal diseases are currently addressed using a single mechanism of action.

DURAVYU™ has the potential to bring a new mechanism of action and treatment paradigm for VEGF mediated retinal diseases as vorolanib acts through intracellular binding of all VEGF receptors thereby blocking all VEGF isoforms. Vorolanib has also demonstrated encouraging neuroprotection data in preclinical in-vivo studies potentially bringing an additional treatment benefit.

DURAVYU™ is currently in Phase 3 global, clinical trials for wet age-related macular degeneration (wet AMD), the leading cause of vision loss among people 50 years of age and older in the United States and recently completed a positive Phase 2 clinical trial for diabetic macular edema (DME). Additional pipeline programs include EYP-2301, a promising TIE-2 agonist, razuprotafib, f/k/a AKB-9778, formulated in Durasert E™ to potentially improve outcomes in serious retinal diseases. The proven Durasert® drug delivery technology (Durasert®) has been safely administered to thousands of patient eyes across four products approved by the U.S. Food and Drug Administration (FDA). EyePoint Pharmaceuticals is headquartered in Watertown, Massachusetts.

Our Durasert® technology provides for the development of a miniaturized solid cylinder of drug that can be delivered through a standard intravitreal (IVT) injection in the physician office, similar to current standard practice with FDA approved anti-VEGF treatments. A Durasert® insert is designed to provide consistent, sustained “zero-order kinetics” release of drug over a desired time period and can generally be tailored for each drug and disease indication. Durasert® inserts can be developed in both non-erodible or bioerodible formulations.

In wet AMD, DURAVYU™ is currently being evaluated in global phase 3 clinical trials (LUGANO and LUCIA). We initiated the pivotal trials leveraging learnings from our robust DAVIO and DAVIO 2 clinical trials, which achieved all primary and secondary endpoints. Key elements from the LUGANO and LUCIA clinical trials include:

•
Both are global, randomized, double-masked, aflibercept controlled, non-inferiority Phase 3 trials assessing the efficacy and safety of DURAVYU™ in patients with active wet AMD including previously treated and treatment-naïve patients.
•
Each trial is expected to enroll approximately 400 patients who will be randomly assigned 1:1 to a 2.7mg dose of DURAVYU™ or an on-label aflibercept control.
•
Patients in the DURAVYU™ treatment arm will be re-dosed with DURAVYU™ every six months for a total of four injections over the two-year trial.
•
The primary endpoint of the Phase 3 pivotal trials is the average change in best corrected visual acuity (BCVA) at weeks 52 and 56 versus baseline. Secondary endpoints include safety, reduction in treatment burden, percentage of eyes free of supplemental aflibercept injections and anatomical results as measured by optical coherence tomography (OCT).
•
Safety evaluation only will be continued through year two of the trials.

In October 2024, we announced positive interim 16-week data for the ongoing Phase 2 VERONA clinical trial evaluating DURAVYU™ for patients with DME. DURAVYU™ 2.7mg demonstrated an early, sustained, and clinically meaningful improvement in BCVA and anatomical control. A favorable safety and tolerability profile continued for both DURAVYU™ arms.

In February 2025, we announced positive 24-week results for the ongoing Phase 2 VERONA clinical trial evaluating DURAVYU™. The clinical trial met primary and key secondary endpoints its primary endpoint including extended time to first supplemental injection compared to aflibercept control for both DURAVYU™ doses and sustained improvement in BCVA and anatomical control. The 24-week data also demonstrated continued safety with no DURAVYU™-related ocular or systemic SAEs.

In March 2025, we presented positive 24-week supplement-free patient subgroup analyses from the Phase 2 VERONA clinical trial. The data demonstrated that DURAVYU™ 2.7mg had significantly better improvement in BCVA and anatomical control compared to the aflibercept control group. These results confirm that the positive data from the Phase 2 VERONA trial were driven by DURAVYU™.

The highly positive Phase 2 data support our plans to engage in discussions with U.S. and ex-U.S. regulatory agencies to solidify the plans around the pivotal program.

In October 2024, the Company opened its new current Good Manufacturing Process (cGMP) commercial manufacturing facility in Northbridge, MA to support resupplies of clinical trial materials and global manufacturing across its portfolio, including lead pipeline asset, DURAVYU™. The 40,000 plus square-foot manufacturing facility is compliant to meet U.S. FDA and European Medicines Agency (EMA) standards and will support DURAVYU™ clinical supply and commercial readiness upon potential regulatory approval.

We continue to evaluate potential pipeline product candidates through internal discovery efforts, research collaborations and in-licensing arrangements to build our pipeline.

Pipeline

The following describes the stage of each of our programs:

DURAVYU™ – vorolanib in Durasert E™

•
Wet AMD
o
Two Phase 3 global clinical trials (LUGANO/LUCIA) underway
•
DME
o
Positive Phase 2 clinical safety and efficacy data announced; End of Phase 2 (OPE2) meeting with FDA anticipated in Q2 2025

EYP-2301 – razuprotafib in Durasert E™

•
Preclinical development for serious retinal diseases

Strategy

Our goal is to grow as a leader in the development and commercialization of innovative sustained delivery therapeutics to help improve the lives of patients with serious eye disorders. The key elements of our strategy include:

•
Advance DURAVYU™ through Phase 3 clinical development for wet AMD
•
Plan Phase 3 for DURAVYU™ in DME after EOP2 meeting with FDA
•
Advance DURAVYU™ into clinical trials in additional indications
•
Leverage our new state-of-the-art manufacturing facility to support the Company’s next phase of growth
•
Advance EYP-2301 into clinical development for serious retinal diseases
•
Expand product pipeline through in-license, partnership or acquisition with focus on molecules that can utilize our Durasert® technology
•
Leverage our drug delivery technologies through research collaborations and out-licenses with other pharmaceutical and biopharmaceutical companies, institutions and other organizations

The Unmet Need in the Treatment of Retinal Eye Disease – Duration of Action and a New Mechanism of Action (MOA)

We are committed to developing and commercializing innovative therapeutics to improve the lives of patients with serious retinal diseases leveraging our best-in-class sustained delivery Durasert® technology, including bioerodible Durasert E™. Retinal diseases include wet AMD, DME and other indications including orphan diseases and certain cancers.

Our lead pipeline program, DURAVYU™, is initially focused on improving the treatment of wet AMD and DME. These VEGF mediated diseases share an underlying propensity to cause leakage from either pre-existing damaged blood vessels or new vessels (neovascularization), that, if untreated, can lead to severe visual loss.

These conditions are treated with large molecule anti-VEGF ligand blocking intravitreal (IVT) injections with a history of safety and initial efficacy, however the need for frequent injections (every 1-2 months) has hampered long term visual outcomes. Many patients require lifelong treatment and interruptions in therapy can result in disease reactivation and permanent visual loss. There remains a significant need for sustained delivery therapies (e.g. six months or longer) that also bring a new MOA for these conditions.

Drug delivery for treating retinal diseases is a significant challenge due to the effectiveness of the blood-eye barrier. Systemically (orally or intravenously) administered drugs struggle to reach the retina in sufficient quantities to have a beneficial effect without causing adverse side effects to other parts of the body.

Due to the limitations of frequent intravitreal injections and the current anti-VEGF standard of care, we believe the delivery of drugs to patients in a more precise, zero order release kinetics over longer periods of time with Durasert® can satisfy a large unmet medical need for both patients and physicians. Further, with DURAVYU™ we are bringing new mechanisms of action to the treatment of retinal disease complementary to the current standard of care addressing both inside and outside of the cell.

Durasert® Technology

Our current Durasert® technology uses a proprietary sustained release matrix to deliver drugs in the eye over a desired time period through IVT injection. As of the date of this report, four products utilizing successive generations of the Durasert® technology have been approved by the FDA. These products include YUTIQ® (fluocinolone acetonide intravitreal implant or FA 0.18 mg) and ILUVIEN (FA intravitreal implant) 0.19 mg, which are both licensed to ANI, and Retisert® (FA intravitreal implant 0.59 mg) and Vitrasert® (ganciclovir intravitreal implant 4.5 mg), which were both licensed to Bausch & Lomb. Earlier ophthalmic products that utilize the Durasert® technology, Retisert and Vitrasert, are surgically implanted; while ILUVIEN and YUTIQ® are delivered IVT during a physician office visit.

The Durasert® technology creates a solid, injectable, insert of a drug compound using a proprietary matrix for sustained delivery. The four FDA-approved Durasert® products utilize a non-erodible formulation of Durasert®. For these products, the insert is coated with one or more polymer layers, and the permeability of those layers and other design aspects control the rate and duration of drug release. By changing elements of the design, we can alter both the rate and duration of release to meet different therapeutic needs.

DURAVYU™ utilizes a bioerodible formulation of the Durasert® technology, Durasert E™. In this formulation, the drug core matrix remains essentially unchanged, however, there are no non-erodible polymer layers. This allows the solid insert to deliver a higher payload of drug with the core matrix fully bio-eroding after the drug is fully released.

Our Durasert® technology platform is designed to provide sustained delivery of drugs for ophthalmic diseases and conditions with the following features:

•
Sustained Delivery. The delivery of drugs for predetermined periods of time. We believe that uninterrupted, sustained delivery offers the opportunity to develop products that reduce the need for repeated applications, thereby reducing the risks of patient noncompliance and adverse effects from repeated administrations.
•
Controlled Release Rate. The release of therapeutics for sustained zero-order kinetics at a controlled rate. We believe that this feature allows us to develop products that deliver optimal concentrations of therapeutics over time and eliminate excessive variability in dosing during treatment.
•
IVT Delivery. The delivery of therapeutics intravitreally can allow the natural barriers of the body to isolate and assist in maintaining appropriate concentrations at the target site to achieve the maximum therapeutic effect while minimizing unwanted systemic effects.

Our Product Candidates

DURAVYU™1 for wet AMD and DME

DURAVYU™ is an investigational product deploying vorolanib, a selective and patent protected TKI, that potentially brings a new mechanism of action and treatment paradigm for retinal diseases beyond existing anti-VEGF large molecule ligand blocking therapies. DURAVYU™ utilizes our bioerodible Durasert E™ technology.

1. DURAVYU™ has been conditionally accepted by the FDA as the proprietary name for EYP-1901. DURAVYU is an investigational product; it has not been approved by the FDA. FDA approval and the timeline for potential approval is uncertain.

We have reported positive safety and efficacy data for DURAVYU™ in our Phase 2 DAVIO clinical trial and we are currently evaluating DURAVYU™ in global Phase 3 clinical trials (LUGANO and LUCIA) for wet AMD. We also reported positive 24-week data for DURAVYU™ in a phase 2 clinical trial (VERONA) for DME.

Vorolanib acts through intracellular binding of all VEGF receptors thereby blocking all VEGF isoforms, the main driver of the proliferation of blood vessels that are the hallmark of wet AMD and other retinal diseases. In addition to the safety and efficacy demonstrated in the DAVIO, DAVIO 2 and VERONA clinical trials, vorolanib has also demonstrated encouraging neuroprotection data in preclinical in-vivo studies potentially bringing an additional treatment benefit. Prior to in-licensing by the Company, vorolanib was previously studied in Phase 1 and 2 clinical trials as an orally delivered therapy for the treatment of wet AMD and data from these trials demonstrated a positive clinical signal and no ocular toxicity.

Market Opportunity in wet AMD

Wet AMD occurs when new, abnormal blood vessels grow under the retina. These vessels may leak blood or other fluids, causing scarring of the macula. This form of AMD is less common but much more serious. AMD is one of the major causes of vision loss of the total vision impairment globally.

As the proportion of people in the U.S. age 65 and older grows larger, more people are developing age-related diseases such as AMD. By 2050, the estimated number of people with later stages of AMD such as Neovascular AMD is expected to more than double from 2.07 million to 5.44 million. White Americans are expected to continue to account for the majority of cases. However, Hispanics are expected to account for the greatest rate of increase, with a nearly six-fold rise in the number of expected cases from 2010 to 2050.

Age is the greatest risk factor for developing AMD and individuals aged 50+ are more prone to the disease. Among all AMD patients in the United States, wet AMD accounts for only 10% of cases, yet it alone accounts for 90% of legal blindness.

There are multiple short acting effective and safe treatments for wet AMD available on the market, including large molecule anti-VEGF intravitreal injectable drugs marketed under the brands names Lucentis, Eylea, Eylea HD, Vabysmo, Beovu, and Avastin (off label). These treatments must be injected in a physician’s office either monthly, bi-monthly or in some patients every three to four months, which can cause inconvenience and often leads to reduced compliance and poor outcomes. The branded drug, SUSVIMO™, a port delivery technology for ranibizumab, was approved by the FDA in 2021 and requires an initial surgical placement of the port. Genentech voluntarily recalled Susvimo in October 2022 and re-released the product in 2024. The issue rectified related to the septum which dislodged thus preventing the PDS implant to be refilled. In February 2025, Susvimo was approved for the treatment of DME.

Separate published studies using real world data (one study in the U.S. and another that includes Canada, France, Germany, Ireland, Italy, the Netherlands, UK, and Venezuela) indicate that despite initial efficacy, approved wet AMD treatments still result in vision loss over time.

We believe that DURAVYU™, if approved as a potential six-month sustained delivery maintenance therapy, has the potential to offer wet AMD patients a safe and effective treatment option with a new and complementary MOA to current therapies.

Market Opportunity in Diabetic Macular Edema

Diabetic macular edema (DME) is a complication of diabetic retinopathy (DR), a common finding in diabetic patients. DR is caused by long-term damage to the retina’s small blood vessels. The leakage of fluid into the retina leads to swelling of the central retina, which is called the macula. If left untreated, DME can result in severe visual loss and even blindness. DME can occur at any stage of DR, although it is more likely to occur later with the disease’s progression.

Common signs and symptoms of DME include dark spots like a smudge on glasses or gaps that may appear in the vision, blurred vision, double vision, faded colors, or the affected person may find bright light or glare difficult. The American Academy of Ophthalmology (AAO) estimates that nearly 80% of Type 1 diabetics and 50% of Type 2 diabetics will develop DR after living with diabetes for 15 and 20 years, respectively.

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

Clinical Development

DURAVYU™ is being developed as a potential paradigm-altering treatment for patients suffering from VEGF-mediated retinal diseases. DURAVYU™ is presently in Phase 3 global, pivotal clinical trials for wet AMD, and in a Phase 2 clinical trial in DME. As of the date of this report, over 190 patients have been treated with DURAVYU™ with no reported DURAVYU™ related ocular or systemic serious adverse events.

In wet AMD, DURAVYU™ demonstrated positive data from the Phase 1 DAVIO and Phase 2 DAVIO clinical trials with clinically meaningful efficacy data with stable visual acuity and central subfield thickness (CST) and a favorable safety profile. The Phase 1 clinical trial (DAVIO) was a dose escalation trial that enrolled 17 wet AMD patients across four separate doses. The primary endpoint of the trial was safety, and key secondary endpoints were BCVA and CST measured by optical coherence tomography (OCT).

Safety and efficacy data for the DAVIO clinical trial included stable visual acuity (VA) and OCT and a clinically significant reduction in treatment burden of 75% at six months and 73% at 12 months with a median time to supplement of six months. The data also reported that 53% of patients in the trial did not require a supplemental anti-VEGF treatment up-to the six-month visit and 35% of patients did not require a supplemental anti-VEGF treatment up to twelve-months. There were no ocular SAEs reported, no drug-related systemic SAEs reported, and all ocular adverse events (AEs) were ≤ grade 2; the only grade 3 AE was not drug-related.

In July 2022, we updated the results of the DAVIO clinical trial through 12-months reporting continued positive safety and efficacy results. This included a continuation of a clinically significant reduction in treatment burden of 73% at 12 months. The data also reported that 30% of patients in the trial did not require a supplemental anti-VEGF treatment up-to the twelve-month visit.

DAVIO 2 was a multi-center randomized, double-masked controlled Phase 2 clinical trial of DURAVYU™ in previously treated patients with wet AMD. Originally designed to enroll 144 patients, the trial enrolled 160 patients in total due to strong investigator and patient interest. All enrolled patients were previously treated with a standard-of-care anti-VEGF therapy and were randomly assigned to one of two doses of DURAVYU™ (approximately 2 mg or 3 mg) or an aflibercept control. DURAVYU™ is delivered with a single intravitreal injection in the physician's office, similar to current FDA approved anti-VEGF treatments. The primary non-inferiority efficacy endpoint was change in BCVA compared to the aflibercept control, approximately six-months after the DURAVYU™ injection. Secondary endpoints include safety, reduction in treatment burden, mean change in CST as measured by OCT, the percent of eyes that remain free of supplemental anti-VEGF injections, and number of aflibercept injections in each group.

DAVIO 2 top line results at week 32 indicated:

•
Both DURAVYU™ doses (2mg and 3mg) achieved all primary and secondary endpoints.
•
Statistical non-inferiority in change in BCVA (at a confidence interval of 95%) compared to aflibercept control, at weeks 28 and weeks 32 combined. The 2mg and 3mg doses were only -0.3 and -0.4 letters different, respectively, versus on-label aflibercept. The lower limit of the non-inferiority margin is defined as a -4.5 letters by the FDA with 5 letters representing one line on the eye chart.
•
Continued positive safety and tolerability profile with no DURAVYU™-related ocular or systemic SAEs.
•
89% and 85% reduction in treatment burden, respectively, for the 2mg and 3mg DURAVYU™ doses, when comparing the injections in the 6 months prior to entry into the study vs. the injections administered during the study following DURAVYU™ dosing.
•
65% and 64% of eyes were supplement free up to six-months, respectively, for the 2mg and 3mg doses of DURAVYU™.
•
Both DURAVYU™ doses demonstrated strong anatomic control with OCT difference below 10 microns at week 32 compared to the aflibercept control.
•
Patient discontinuation up to week 32 was low at 4% with no DURAVYU™ related discontinuation.

In the sub-group of patients who were supplement-free up to six months, the DURAVYU™ groups demonstrated numerical superiority in change in BCVA along with strong anatomic control compared to the aflibercept control group. This result confirms that the positive topline data from the Phase 2 DAVIO 2 trial were driven by DURAVYU™ and not by study eyes requiring supplemental injection. Visual and anatomical outcomes were not meaningfully influenced by differences in patient baseline BCVA, duration of wet AMD diagnosis, or historical treatment burden. DURAVYU™ outcomes were consistent and durable in a range of wet AMD patient types.

In June 2024, we reported positive twelve-month safety and efficacy data from the Phase 2 DAVIO 2 clinical trial evaluating DURAVYU™ for the treatment of wet AMD including:

•
Favorable safety profile – No DURAVYU™ related ocular or systemic SAEs reported.

•
Best Corrected Visual Acuity (BCVA) – Statistically significant visual acuity outcomes with both DURAVYU™ arms change in visual acuity nearly identical to aflibercept control arm through 12 months after a single injection of DURAVYU™.
•
Central Subfield Thickness (CST) – Strong anatomical control through 12 months after a single injection of DURAVYU™.
•
Supplement Free – After a single injection of DURAVYU™, approximately half of the treated study eyes were anti-VEGF supplement free, while 22% of the eyes in the aflibercept control arm were administered a supplement despite these control eyes receiving mandated bi-monthly injections through 12 months.

The VERONA DME Phase 2 clinical trial is a three arm trial with two separate doses of DURAVYU™ and an aflibercept control. VERONA is evaluating DURAVYU™ as a potential six-month treatment in previously treated DME patients. The two DURAVYU™ doses are administered as a single injection on Day 1 following the aflibercept injection on the same visit. The trial enrolled its first patient on Jan 9, 2024, and topline results are anticipated in the first quarter of 2025. A summary of the trial includes:

•
Evaluate the safety and efficacy of DURAVYU™ in the DME patient population.
•
Collect dose-ranging data to inform future clinical trials.
•
Primary endpoint: time to supplemental anti-VEGF injection up to week 24.
•
Secondary endpoints: change in BCVA vs. aflibercept control, stable anatomical outcome as measured by OCT, DRSS over time.

In June 2024, the VERONA trial, a Phase 2 trial of DURAVYU™ in DME patients completed enrollment with 27 patients assigned to one of two intravitreal doses of DURAVYU™ or an aflibercept control. As of the date of this report, DURAVYU™ is well-tolerated with no reported drug-related ocular or systemic serious adverse events in this trial.

In October 2024, we reported positive interim data for the ongoing Phase 2 VERONA clinical trial evaluating DURAVYU™ as a six-month maintenance therapy for patients with DME.

Phase 2 VERONA interim 16-week results as of October 1, 2024 data cut-off include:

•
All patients (n=27) have completed the week 16 visit.
•
DURAVYU™ 2.7mg demonstrated an early and sustained improvement in both BCVA and CST as measured by optical coherence tomography (OCT).
o
BCVA improved +8.9 letters versus +3.2 letters for aflibercept control compared to baseline.
o
CST improved 68.1 microns versus 30.5 microns for aflibercept control compared to baseline.
•
Visual and anatomical gains were observed at week 4 demonstrating the immediate bioavailability of DURAVYU™.
•
Positive trend in BCVA and anatomy continued for patients that have reached the week 24 visit.
•
Continued positive safety and tolerability profile with no DURAVYU™ related ocular or systemic serious adverse events. Additionally, there were no cases of:
o
Endophthalmitis
o
Retinal vasculitis (occlusive or non-occlusive)
o
Insert migration to the anterior chamber
o
Intraocular inflammation (IOI)
•
82% of eyes in the DURAVYU™ 2.7mg arm were supplement-free versus 50% in the aflibercept control arm at 16 weeks.

In February 2025, we reported positive six-month results for the ongoing Phase 2 VERONA clinical trial of DURAVYU™ for DME.

Phase 2 VERONA results include:

•
Both DURAVYU™ doses (1.34 mg and 2.7mg) met the primary endpoint of extended time to first supplemental injection versus aflibercept control.
•
DURAVYU™ 2.7mg demonstrated an early and sustained improvement in both BCVA and CST as measured by OCT.
o
BCVA improved +7.1 letters compared to baseline.
o
CST improved 75.9 microns compared to baseline representing 74% more drying in DURAVYU™ eyes versus aflibercept control.

•
Visual and anatomical gains were observed at week 4 demonstrating the immediate bioavailability of DURAVYU™.
•
73% of eyes in the DURAVYU™ 2.7mg arm were supplement-free versus 50% in the aflibercept control arm up to week 24 underscoring that the positive efficacy results were driven by treatment with DURAVYU™ and not supplemental injections.
•
Over two-thirds reduction in treatment burden for 2.7mg dose.
•
DURAVYU™ favorable safety profile continues:
o
No DURAVYU™ related ocular or systemic serious adverse events reported
o
No cases of:
▪
Impaired vision
▪
Endophthalmitis
▪
Retinal vasculitis (occlusive or non-occlusive)
▪
Insert migration
▪
Intraocular inflammation (IOI)

24-week supplement-free patient subgroup analyses from the Phase 2 VERONA clinical trial demonstrate that DURAVYU™ 2.7mg significantly improved vision and fluid compared to the aflibercept control group, including:

•
BCVA improvement of +10.3 letters versus +3.0 letters for aflibercept control
•
CST improvement of 117.4 microns versus 43.7 microns for aflibercept control
•
43% had an absence of DME compared to zero for the aflibercept control arm.

These results confirm that the positive data from the Phase 2 VERONA trial were driven by DURAVYU™.

The positive results from the DAVIO 2 clinical trial supported the initiation of the current global Phase 3 clinical trials, LUGANO and LUCIA in wet AMD.

LUGANO and LUCIA are global, randomized, double-masked, aflibercept controlled, non-inferiority Phase 3 trials assessing the efficacy and safety of DURAVYU™ in patients with active wet AMD including previously treated and treatment-naïve patients. Each trial is expected to enroll approximately 400 patients globally who will be randomly assigned 1:1 to a 2.7mg dose of DURAVYU™ or an on-label aflibercept control. The LUGANO and LUCIA trials are the only sustained release wet AMD pivotal Phase 3 trials evaluating re-dosing in both trials. Patients in the DURAVYU™ treatment arm will receive an intravitreal injection of DURAVYU™ every six months, starting at month two of the trial with a total of four injections over the two-year trial. DURAVYU™ is delivered via a standard intravitreal injection in the physician's office, similar to current standard practice with FDA approved anti-VEGF treatments. The primary endpoint of the Phase 3 pivotal trials is the average change in BCVA at weeks 52 and 56 versus baseline. Secondary endpoints include safety, reduction in treatment burden, percentage of eyes free of supplemental aflibercept injections and anatomical results as measured by optical coherence tomography (OCT).

In October 24, 2024, we reported the first patient dosed in the Phase 3 LUGANO clinical trial of DURAVYU™ for the treatment of wet AMD. As of January 13, 2025 this trial was approximately one-third enrolled.

In December 2024, the first patient was dosed in the LUCIA trial, the Company’s second global Phase 3 clinical trial of DURAVYU™ for the treatment of wet AMD.

Intellectual Property

DURAVYU™

The Company’s lead product candidate, DURAVYU™, is an investigational sustained delivery treatment for anti-VEGF-mediated retinal diseases combining vorolanib, a selective and patent-protected tyrosine kinase inhibitor with Durasert E™.

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

On May 2, 2022, the Company entered into an Exclusive License Agreement (the Betta License Agreement) with Betta Pharmaceuticals Co., Ltd. (Betta), an affiliate of Equinox. Under the Betta License Agreement, the Company granted to Betta an exclusive, sublicensable, royalty-bearing license under certain of the Company’s intellectual property to develop, use (but not make or have made), sell, offer for sale, and import the Company’s product candidate, DURAVYU™, an investigational sustained delivery intravitreal anti-VEGF treatment that combines a bioerodible formulation of the Company’s proprietary sustained-release technology with the compound vorolanib (the Licensed Product), in the field of ophthalmology (the Betta Field) in the Greater Area of China, including China, the Hong Kong Special Administrative Region, the Macau Special Administrative Region, and Taiwan (the Betta Territory). The Company retained rights under the Company’s intellectual property to, among other things, conduct clinical trials on the Licensed Product in the Betta Field in the Betta Territory.

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

Our Approved Product

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

DURAVYU™

Production, assembly, and packaging of DURAVYU™ CTM is done in the Class 10,000 clean rooms located at our Watertown, MA facility. We source the active pharmaceutical ingredient (API) vorolanib from Olon USA and Betta, and various raw materials and components for both DURAVYU™ and its injector from third-party vendors. Our agreements with Betta and these third parties include confidentiality, intellectual property, and supply provisions to protect our proprietary rights related to DURAVYU™. In October 2024, we announced the grand opening of our commercial manufacturing facility in Northbridge, MA. The 40,000 plus square foot Good Manufacturing Process (cGMP) compliant commercial manufacturing facility was built to meet U.S. FDA and European Medicines Agency (EMA) standards and will support global manufacturing across the Company’s portfolio, including lead pipeline asset, DURAVYU™ upon potential regulatory approval. Manufacturing of DURAVYU™ will be transferred from Watertown to Northbridge during 2025.

YUTIQ®

Production, assembly, and packaging of YUTIQ® is done in the Class 10,000 clean rooms located at our Watertown, MA facility and we are supplying such product to our partners pursuant to our respective agreements with them. We source the API and various raw materials and components for YUTIQ® from third-party vendors.

U.S. Sales and Marketing

As of May, 2023, the commercial support of YUTIQ® was shut down due to the out-license of the product to ANI. There are no internal employees presently supporting YUTIQ® sales and marketing efforts.

In 2023, we terminated the promotion of DEXYCU® due to the elimination of separate pass-through reimbursement by CMS. DEXYCU® is not commercially supported by the Company although it is still available through specialty distributors.

U.S. Product Distribution Channel

We previously established a distribution channel in the United States for the commercialization of DEXYCU® that provided physicians with several options for ordering our products. This included agreements with a nationally recognized third-party logistics provider (3PL), several distributors, and a specialty pharmacy provider for physicians who prefer to use a traditional buy-and-bill model. The 3PL provided fee-based services related to logistics, warehousing, order fulfillment, invoicing, returns and accounts receivable management. While DEXYCU® was available through this network through May 2024 when the last distributed lot expired, all YUTIQ® product distribution responsibilities were turned over to ANI effective May 2023, with product manufacturing transferring to ANI effective May 2025.

Research Agreements

From time to time, we enter into research agreements with third parties to evaluate our technology platforms for the treatment of ophthalmic and other diseases. We intend to continue this activity with partner compounds that could be successfully delivered with our Durasert® technology platform with the potential for future clinical and commercial milestones and royalties.

FDA Approved Products Licensed to Other Entities

YUTIQ® for posterior segment uveitis

YUTIQ® (fluocinolone acetonide intravitreal implant or FA 0.18 mg) for intravitreal injection, was approved by the FDA in October 2018 and commercially launched in the U.S. in February 2019. YUTIQ® is indicated for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye. YUTIQ® is a once every three-year treatment utilizing a non-erodible formulation of our proprietary Durasert® technology that is administered during a physician office visit. In May 2023 we licensed rights to YUTIQ® to ANI for $82.5 million with $75.0 million paid up-front and $7.5 million paid in equal quarterly installments in 2024. We are also entitled to low to mid double-digit royalty on ANI's related U.S. net sales above defined thresholds for the calendar years 2025-2028.

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

We originally licensed our Durasert® proprietary insert technology to ANI for use in ILUVIEN for the treatment of all ocular diseases (excluding uveitis). On July 10, 2017, we entered into an amended and restated collaboration agreement with ANI (the Amended ANI Agreement), pursuant to which we (i) expanded the license to ANI to our proprietary Durasert® sustained-release drug delivery technology platform to include uveitis, including chronic non-infectious uveitis affecting the posterior segment of the eye, in EMEA and (ii) converted the net profit share arrangement for each licensed product (including ILUVIEN) under the original collaboration agreement with ANI (the Prior ANI Agreement) to a sales-based royalty on a calendar quarter basis commencing July 1, 2017, with payments from ANI due 60 days following the end of each calendar quarter.

Sales-based royalties started at the rate of 2% and increased, commencing December 12, 2018, to 6% on aggregate calendar year net sales up to $75 million and 8% in excess of $75 million. ANI's share of contingently recoverable accumulated ILUVIEN commercialization losses under the Prior ANI Agreement, capped at $25 million, are to be reduced as follows: (i) $10.0 million was cancelled in lieu of an upfront license fee on the effective date of the Amended ANI Agreement; (ii) for calendar years 2019 and 2020, 50% of earned sales-based royalties in excess of 2% will be offset against the quarterly royalty payments otherwise due from ANI; (iii) in March 2020, another $5 million was cancelled upon ANI's receipt of regulatory approval for ILUVIEN for the uveitis indication; and (iv) commencing in calendar year 2021, 20% of earned sales-based royalties in excess of 2% will be offset against the quarterly royalty payments due from ANI until such time as the balance of the original $25 million of recoverable commercialization losses has been fully recouped. On December 17, 2020, we sold our interest in royalties payable to us under our license agreement with ANI in connection with ANI's sales of ILUVIEN® to SWK Funding, LLC (SWK) in exchange for a one-time $16.5 million payment from SWK.

Intellectual Property

We own or license patents in the U.S. and other countries. Our patents generally cover the design, formulation, manufacturing methods, and use of our sustained release therapeutics, devices and technologies. For example, we own and/or license U.S. and foreign patents and patent applications for our Durasert® technology. In addition, we own U.S. and foreign patents and patent applications covering other technologies, such as devices used to administer some of our products. Patents for individual products extend for varying periods according to the date of patent filing or grant and legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in the country. Patent term extension may be available in various countries to compensate for a patent office delay or a regulatory delay in approval of the product.

The last expiring patent covering the vorolanib compound licensed to us by Equinox Science and used in DURAVYU™ expires in September 2037, but the Company has filed an additional patent application for DURAVYU™ that, if issued, would extend coverage of DURAVYU™ until at least 2041. In addition, the Company has filed additional patent applications for technology relating to DURAVYU™, that, if issued, could expire in 2043, and for a new injector designed for administration of Durasert®, that, if issued, could expire in 2042.

Under an Asset Purchase Agreement with Aerpio Pharmaceuticals Inc. (Aerpio) in 2021, we acquired all right title and interest in and to certain U.S. and ex-U.S. patents and applications relating to certain Tie-2 activating molecules, including razuprotafib. The acquired Aerpio patent portfolio now includes approximately 155 U.S. or ex-U.S. patents and pending applications that claim compositions of matter, pharmaceutical compositions and/or methods of use for both small molecule and mono and bi-specific antibody inhibitors of the protein tyrosine phosphatase (VE-PTP). One of the small molecules is razuprotafib. Some of the antibodies covered include both VE-PTP and VEGF binding domains. VE-PTP is a negative Tie2 regulator that, when inhibited, can activate the Tie2 pathway leading to downstream signaling that promotes vascular health, stability and decreases vascular permeability and inflammation associated with a number of posterior segment eye diseases. The patent claims for methods of use relate primarily to disease indications where activation of Tie2 and associated vascular stabilization are potentially beneficial. The potential expiration dates of the patents and applications in this portfolio range from 2027 to 2041. This date range is estimated and based on certain assumptions, including that certain applications will be granted, all necessary fees will be paid and no terminal disclaimers or other limitations on expiration are required for certain patents or applications.

The latest expiring U.S patent listed in the U.S. FDA Orange Book covering ILUVIEN® and YUTIQ® expires in August 2027 and the European counterpart expired in October 2024, although extensions have been obtained through May 2027 in Germany, Spain and Italy. The U.S. patent covering the YUTIQ® injector and administration with this injector expires in January 2028.

Our issued patents cover DEXYCU® until at least May 2034 and cover the injection dosing guides until at least June of 2039.

Human Capital Resources

To achieve our Company goals, it is critical to attract and retain top talent with experience in clinical development, regulatory, research, manufacturing and other functional areas crucial to executing on our strategy. To facilitate talent attraction and retention, our Company ensures a safe and rewarding workplace, providing opportunities for our employees to grow and develop in their careers. We offer compensation and incentives that include market-competitive pay, equity grants, performance bonuses, healthcare benefits, retirement, and wellness programs, including paid time off and flexible work schedules. We embrace our Company culture and strive to foster a collaborative, inclusive, and productive work environment.

As of February 28, 2025, we had 165 full-time employees all located in the United States. None of our employees are represented by a collective bargaining agreement and none are represented by labor union. During fiscal 2024 our voluntary turnover rate was 5.31%, which is below the average voluntary turnover rates for Boston-area biotech companies.

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

We also provide robust compensation to meet the needs of our employees. In addition to competitive base salaries, these programs include annual discretionary bonuses, equity awards, a 401(k) plan and employer match, an employee stock purchase program, tax advantaged health savings and flexible spending accounts, paid time off, family leave and flexible work schedules, among others. Our broad-based equity programs include all employees. The vesting conditions are set to facilitate the retention of employees with critical skills and experience and motivate employees to perform to the best of their abilities, while we achieve our objectives.

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

Many companies have or are pursuing products to treat eye diseases that are or would be competitive with DURAVYU™ and other pipeline products. Some of these products and product candidates include the following:

FDA-approved LUCENTIS® (ranibizumab), EYLEA® (aflibercept 2mg), EYLEA®HD (aflibercept 8mg), VABYSMO® (faricimab) and off-label use of the cancer drug AVASTIN® (bevacizumab) are the leading treatments for wet AMD. Lucentis, Eylea, and Avastin are also used in the treatment of DR and DME. There are also two FDA-approved Lucentis biosimilars mediations approved by the FDA. In May of 2024, the FDA approved two aflibercept 2mg biosimilars in Opuviz™ and Yesafili™.

In 2021, the FDA approved Susvimo® (ranibizimab), a first-of-its-kind port delivery system (PDS) with ranibizumab for the treatment of patients with wet AMD. However, in the Fall of 2022, Susvimo was taken off the market by Genentech via a voluntary recall. Susvimo was then re-released the product in 2024. The issue rectified related to the septum which dislodged thus preventing the PDS implant to be refilled. In February 2025, Susvimo was approved for the treatment of DME.

In January 2022, the FDA approved VABYSMO®(faricimab), a bispecific antibody Ang-2 and vascular endothelial growth factor-A inhibitor. Also in 2022, two ranibizumab biosimilars, Byooviz and Cimerli entered the market. The FDA also approved Beovu® brolucizumab injection on October 8, 2019.

In August 2023, the FDA approved EYLEA® HD (aflibercept 8mg) for wet AMD, DME, and DR based on the pivotal PULSAR and PHOTON trials in which EYLEA® HD demonstrated clinically equivalent vision gains to EYLEA® (aflibercept 2 mg) that were maintained with fewer injections.

In addition to FDA approved products, there are multiple investigational treatments in development including the following:

REGENXBIO Inc., Adverum Biotechnologies, Inc., 4D Molecular Therapeutics (4DMT), as well as several others in early development are advancing gene therapy treatments for retinal diseases, such as wet AMD and DME. REGENXBIO is developing ABBV-RGX-314, a gene therapy utilizing its NAV AAV8 vector containing a gene encoding for a monoclonal antibody fragment which inhibits VEGF. Adverum is developing Ixo-vec (formerly ADVM-022), a gene therapy utilizing an AAV.7m8 vector containing a gene encoding for a protein that expresses aflibercept. 4DMT is developing 4D-150 as an investigational genetic medicine using the intravitreal R100 vector to deliver a dual transgene payload (AFL and VEGF C RNAi) that inhibits VEGF A, B, C and PIGF for the treatment of neovascular age-related macular degeneration (wet AMD) and diabetic macular edema (DME). In 2024, 4DMT made clinical advancements in their wet AMD and DME programs and appear to be on-track to initiate Phase 3 trials in both diseases in 2025.

AXPAXLI (formerly OTX-TKI) – Ocular Therapeutix, Inc.

In February 2023, Ocular Therapeutix, Inc. (Ocular Therapeutix) presented 10-month data for OTX-TKI demonstrating a favorable safety and efficacy profile in a controlled Phase 1 trial of patients that were measured dry at screening. OTX-TKI utilizes axitinib, a TKI, formulated in a hydrogel and delivered through an intravitreal injection.

In December 2024, Ocular Therapeutix announced completion of randomization in the SOL-1 superiority clinical trial comparing a single AXPAXLI injection to a single aflibercept (2 mg) injection in treatment naïve wet AMD subjects with a nine-month primary endpoint. Their SOL-R clinical trial is a non-inferiority trial in approximately 825 patients comparing repeat AXPAXLI injections every six months to repeat aflibercept (2 mg) injections every eight weeks, with a 56-week primary endpoint enrolled its first patient in July 2024.

In March 2025, Ocular Therapeutix announced FDA approval of the amendment to their special protocol agreement for the SOL-1 clinical trial to allow for redosing at week 52 and 76. In addition, Ocular Therapeutix announced that SOL-1 clinical trial week 36 primary endpoint data is now expected in Q1 2026 due to requirement for masking until week 52 to allow for re-dosing. Further, Ocular Therapeutix announced that the number of patients in the SOL-R clinical trial would be reduced from 825 to 555.

CLS-AX – Clearside Biomedical, Inc.

Clearside Biomedical, Inc. is developing CLS-AX (axitinib injectable suspension) for investigation in patients with neovascular wet AMD. Clearside Biomedical announced topline data results of their Phase 2b clinical trial in October 2024 and reported their expectations to initiate a Phase 3 trial in 2025.

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

In May 2024, Kodiak announced the treatment of the first diabetic retinopathy patients in the GLOW2 study In November 2024, Kodiak enrolled the first patient in DAYBREAK, a phase 3 trial for Tarcocimab and KSI-501, a bi-specific anti- IL-6 and VEGF Trap molecule. Both GLOW2 and DAYBREAK are using Tarcocimab's enhanced 50 mg/mL formulation containing both conjugated and unconjugated antibody that is intended to balance durability and immediacy

OPT-302 - Opthea Limited

OPT-302 is an intravitreal agent that inhibits vascular endothelial growth factor-C and D. OPT-302 has been investigated in both DME and nAMD patients in combination with IVI anti-vascular endothelial growth factor-A (anti-VEGF-A) therapy. In Opthea Limited's (Opthea) randomized, double-masked, sham-controlled, phase 1b/2a trial, 153 patients with DME were treated with OPT-302 alone, in combination with intravitreal aflibercept injections, or with aflibercept alone. OPT-302 and aflibercept combination therapy yielded the largest proportion of DME patients who gained ≥10 Early Treatment Diabetic Retinopathy Study (ETDRS) letters from baseline to week 12. Opthea has initiated phase 3 trials for OPT-302 in combination with, and in comparison, to ranibizumab and aflibercept for nAMD patients. According to Opthea, topline results for the two pivotal trials, COAST and SHORE are expected by 2H25.

OCS-01 - Oculis Holding AG

OCS-01 1.5% ophthalmic suspension is a topical formulation of dexamethasone that utilizes novel solubilizing nanoparticle technology to enhance bioavailability and durability of the dexamethasone solution. DIAMOND is a 2-stage, double-masked, randomized, multicenter phase 3 trial that will evaluate the safety and efficacy of OCS-01 with 2 dosing regimens in comparison to vehicle alone in 482 DME patients for 52 weeks. In October 2024, Oculis Holding AG announced accelerated enrollment of the phase 3 DIAMOND-1 and -2 trials of OCS-01 eye drop in DME.

UBX1325 – Unity Biotechnology, Inc.

UBX1325 is an inhibitor of Bcl-xl, a protein that senescent cells rely on for survival. UBX1325 demonstrated a favorable safety profile and sustained improvements in visual acuity through 24 weeks in a phase 1 study of patients with advanced vascular eye disease.

In September, the company announced 48-week results from phase 2 ENVISION study of UBX1325 in patients with wet AMD. Patients on combination treatment with UBX1325 and aflibercept from weeks 24-48 maintained vision gains achieved at week 24 on aflibercept alone. Then in December 2023, Unity Biotechnology, Inc. announced the first patient dosed in phase 2 ASPIRE study of UBX1325 in DME. UNITY has reported it expects topline 24-week primary endpoint data in the first quarter of 2025 and 36-week data in the second quarter of 2025.

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

European and Other International Government Regulation

In addition to regulations in the U.S., we are subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Some countries outside of the U.S. have a similar process that requires the submission of a clinical trial application, or CTA, much like the IND prior to the commencement of human clinical trials. In the EU, for example, similar to the FDA a CTA must be submitted for authorization via the platform ‘Clinical Trials Information System (CTIS) to the competent national authority of each EU Member State in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee, much like the IRB, has issued a favorable opinion. Once the CTA is approved in accordance with the EU Clinical Trials Regulation (Regulation (EU) No 536/2014 on clinical trials on medicinal products for human use), the clinical trial can be initiated.

The EU Clinical Trials Regulation entered into force on January 31, 2022, repealing the previous EU Clinical Trials Directive (Directive (EC) 2001/20/EC) and the related national implementing provisions of the individual EU Member States. Under the EU Clinical Trials Directive sponsors had to submit CTAs separately to each national competent authority and ethics committee in the countries where they intended to run a clinical trial. The EU Clinical Trials Regulation significantly simplified this application process, allowing sponsors to submit one single application via the platform ‘Clinical Trials Information System’ (CTIS) for approval to run a clinical trial in several EU Member States (as well as in Iceland, Liechtenstein and Norway). Applications through the CTIS are mandatory from January 31, 2023. Clinical trials authorized under the Clinical Trials Directive before January 31, 2023, can continue to be conducted under the EU Clinical Trials Directive until January 31, 2025 (from January 31, 2025, any trials approved under the EU Clinical Trials Directive that continue running will need to comply with the EU Clinical Trials Regulation and their sponsors must have recorded information on them in the CTIS).

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

For our products and product candidates that combine drug and device components (‘combination products’), the rules applicable vary depending on the specific combination. If the principal intended action of the product is achieved by the drug, the product is considered a drug that includes a medical device. The entire product is regulated under EU pharmaceutical legislation and must obtain a marketing authorization in the terms explained above. For the device part of the combination, the MAA should include a CE Certificate of Conformity for the device or, if the device is not CE-marked but would need to be certified if marketed separately, an opinion from an EU notified body on the conformity of the device with applicable requirements. If, however, the device is co-packaged or obtained separately from the drug product, it must be CE-marked under the EU medical devices legislation (Regulation (EU) 2017/745 on medical devices or the previous Directives 90/385/EEC and 93/42/EEC). Conversely, if the principal intended action in the product is achieved by the medical device (and the action of the drug is only ancillary to that of the device), the entire product is regulated as a medical device and should be CE-marked under the EU medical devices legislation.

Marketing authorization holders are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual EU Member States both before and after grant of marketing authorization. This includes control of compliance by the entities with EU cGMP rules, which govern quality control of the manufacturing process and require documentation policies and procedures. The advertising and promotion of medicinal products are also subject to the EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. Breaches of the rules governing the promotion of medicinal products in the EU could give rise to civil, criminal or administrative penalties, which may include fines and imprisonment.

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

In the EU, Regulation No 1901/2006 (Pediatric Regulation), requires that prior to obtaining a marketing authorization in the EU, applicants demonstrate compliance with all measures included in an EMA, approved Pediatric Investigation Plan (PIP). This PIP covers all subsets in a pediatric population, unless the EMA has granted either, a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. Where all measures provided in the agreed PIP are completed, a six-month extension period of qualifying Supplementary Protection Certificates (SPC) is granted.

The EU pharmaceutical legislation is currently under review. On April 26, 2023, the European Commission published its proposal to revise the EU pharmaceutical legislation, which would among others include replacing the Pediatric Regulation and Regulation (EC) No 141/2000 on orphan medicinal products. Therefore, the rules around PIPs and SPC extensions may change in the future. The legislative process is ongoing and the final texts of the new acts are still unknown. Adoption of the new acts is currently expected to occur in 2026, with implementation following thereafter.

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

As mentioned above, as part of the ongoing review of the EU pharmaceutical legislation, there is a proposal to repeal and replace Regulation (EC) No 141/2000 on orphan medicinal products. Therefore, the rules around orphan designation and market exclusivity may change in the future. The legislative process is ongoing and the final texts of the new acts are still unknown. Adoption of the new acts is currently expected to occur in 2026, with implementation following thereafter.

Data Exclusivity. In the EU, if a marketing authorization is granted for a medicinal product containing a new active substance, that product benefits from eight years of data exclusivity, during which generic marketing authorization applications referring to the data of that product may not be accepted by the regulatory authorities. The product also benefits from 10 years’ market exclusivity during which generic products, even if authorized, may not be placed on the market. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. As part of the review of the EU pharmaceutical legislation mentioned above, the rules on data exclusivity are also expected to change.

U.S. Healthcare Reform

The Patient Protection and Affordable Care Act, as amended, which we refer to as the Affordable Care Act, is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of certain health insurance mandates, the provision of subsidies to eligible individuals enrolled in plans offered on the health insurance exchanges, and expansion of the Medicaid program. This law substantially changed the way healthcare is financed by both governmental and private insurers and has significantly impacted the pharmaceutical industry. For further detail, please refer to the risk factor entitled “The Affordable Care Act and any changes in healthcare laws may increase the difficulty and cost for us to commercialize our future products in the U.S. and affect the prices we may obtain” set forth under the section titled “Risk Factors” in this Annual Report on Form 10-K.

Some states have elected not to expand their Medicaid programs to certain individuals with an income of up to 133% of the federal poverty level, as is permitted under the Affordable Care Act. For each state that does not choose to expand its Medicaid program, there may be fewer insured patients overall, which could impact our sales of products and product candidates for which we receive regulatory approval, and our business and financial condition. Where new patients receive insurance coverage under any of the new Medicaid options made available through the Affordable Care Act, the possibility exists that manufacturers may be required to pay Medicaid rebates on drugs used under these circumstances, a decision that could impact manufacturer revenues.

Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to modify them or to alter their interpretation and implementation. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible, but the nature and extent of such potential changes or challenges are uncertain at this time. It is unclear how the Affordable Care Act and its implementation, as well as efforts to modify or invalidate the Affordable Care Act, or portions thereof, or its implementation, will affect our business, financial condition, and results of operations. It is possible that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures, including those that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our product candidates for which we receive regulatory approval or to successfully commercialize our product candidates.

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

The Inflation Reduction Act of 2022 (IRA) includes several drug pricing policies that are intended to reduce costs for the Medicare program and its beneficiaries, as well as a variety of provisions on the environment and clean energy, corporate taxes, and other health care policies. For further detail, please refer to the risk factor entitled "The Inflation Reduction Act of 2022 and other changes in healthcare law may impact the prices we are able to obtain for our products and our obligations to make payments to the government” set forth under the section titled “Risk Factors” in this Annual Report on Form 10-K.

Additional legislative changes, regulatory changes, or guidance could be adopted, which may impact the marketing approvals and reimbursement for our product candidates. For example, there has been increasing legislative, regulatory, and enforcement interest in the United States with respect to drug pricing practices. There have been several Congressional inquiries and proposed and enacted federal and state legislation and regulatory initiatives designed to, among other things, bring more transparency to product pricing, evaluate the relationship between pricing and manufacturer patient programs, and reform government healthcare program reimbursement methodologies for drug products. Individual states in the United States have also enacted legislation and implemented regulations designed to control pharmaceutical product pricing, including by establishing Prescription Drug Affordability Boards (or similar entities) to review high-cost drugs and, in some cases, set upper payment limits, and by implementing marketing cost disclosure and transparency measures. If healthcare policies intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of drugs generally, the prices that we charge for any approved products may be limited, our commercial opportunity may be limited, and/or our revenues from sales of any commercialized products may be negatively impacted.

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

We have participated in and, if we obtain approval to commercialize additional products, we expect to participate in, and would have certain price reporting obligations with respect to, the Medicaid Drug Rebate Program. This program would require us to pay a rebate for each unit of drug reimbursed by Medicaid. The amount of the “basic” portion of the rebate for each product is set by law as the larger of: (i) 23.1% of quarterly AMP, or (ii) the difference between quarterly AMP and the quarterly best price available from us to any commercial or non-governmental customer, or Best Price. AMP must be reported on a monthly and quarterly basis and Best Price is reported on a quarterly basis only. In addition, the rebate also includes the “additional” portion, which adjusts the overall rebate amount upward as an “inflation penalty” when the drug’s latest quarter’s AMP exceeds the drug’s AMP from the first full quarter of sales after launch, adjusted for increases in the Consumer Price Index-Urban. The upward adjustment in the rebate amount per unit is equal to the excess amount of the current AMP over the inflation-adjusted AMP from the first full quarter of sales. Rebates under the Medicaid Drug Rebate Program are no longer subject to a cap as of January 1, 2024. The rebate amount would be computed each quarter based on our report to CMS of current quarterly AMP and Best Price for our drugs, if commercialized. We would be required to report revisions to AMP or Best Price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. CMS has issued final regulations to implement the Medicaid Drug Rebate Program under the Affordable Care Act.

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

HRSA has issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. It is unclear how HRSA will apply its enforcement authority under this regulation. HRSA has also implemented a ceiling price reporting requirement related to the 340B program under which we would be required to report 340B ceiling prices to HRSA on a quarterly basis, which HRSA would then publish information to covered entities. Moreover, under final regulations HRSA has established an administrative dispute resolution (ADR) process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that may be appealed to federal court. An ADR proceeding could subject us to onerous procedural requirements and could result in additional liability. In addition, legislation may be introduced that, if passed, would, for example, further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

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

Statutory or regulatory changes or CMS guidance could affect the pricing of our approved products, once commercialized, and could negatively affect our results of operations. The IRA, among other things, requires the Secretary of Health and Human Services Secretary to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of certain high Medicare spend drugs and biologicals per year with the first negotiated prices taking effect starting in 2026. The IRA established a Medicare Part B inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty. These or any other public policy changes could impact the market conditions for our product candidates. We further expect continued scrutiny on government price reporting and pricing more generally from Congress, agencies, and other bodies. For more information about Medicare Part B, refer to the risk factor entitled “Our products and product candidates, if approved and commercialized, may become subject to unfavorable pricing regulations, third-party reimbursement practices, or healthcare reform initiatives which could harm our business” set forth under the section titled “Risk Factors” in this Annual Report on Form 10-K.

In the U.S. Medicare program, certain outpatient prescription drugs may be covered under Medicare Part D. Medicare Part D is a voluntary prescription drug benefit, through which Medicare beneficiaries may enroll in prescription drug plans offered by private entities for coverage of certain outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans provided for under Medicare Part C.

Coverage and reimbursement for covered outpatient drugs under Part D are not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan generally can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Although Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, they have some flexibility to establish those categories and classes and are not required to cover all of the drugs in each category or class. Medicare Part D prescription drug plans may use formularies to limit the number of drugs that will be covered in any therapeutic class and/or impose differential cost sharing or other utilization management techniques.

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

In addition, manufacturers were required to provide to CMS a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design, through December 31, 2024. The IRA sunset the coverage gap discount program starting in 2025 and replaced it with a new manufacturer discount program, under which manufacturers provide a 10% discount on a covered Part D drug where a beneficiary is in the initial phase of Part D coverage and a 20% discount where a beneficiary is in the catastrophic phase of Part D coverage. The IRA also makes other reforms to the Part D benefit, which could increase our liability under Part D. Further, the IRA establishes a Medicare Part D inflation rebate scheme, under which, generally speaking, manufacturers will owe additional rebates if the AMP of a Part D drug increases faster than the pace of inflation. Failure to timely pay a Part D inflation rebate is subject to a civil monetary penalty.

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

Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. We could be held liable for errors associated with the submission of pricing data. In addition to retroactive Medicaid rebates and the potential for issuing 340B program refunds, if we are found to knowingly submit false AMP, Best Price, or Non-FAMP information to the government, we may be liable for significant civil monetary penalties per item of false information. If we are found to have made a misrepresentation in the reporting of our ASP, the Medicare statute provides for significant civil monetary penalties for each misrepresentation for each day in which the misrepresentation was applied. Our failure to submit monthly/quarterly AMP and Best Price data on a timely basis could result in a significant civil monetary penalty per day for each day the information is late beyond the due date. Such conduct also could be grounds for CMS to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. Significant civil monetary penalties also could apply to late submissions of Non-FAMP information. Civil monetary penalties could also be applied if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price or HRSA could terminate an agreement to participate in the 340B program, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. In addition, claims submitted to federally-funded healthcare programs, such as Medicare and Medicaid, for drugs priced based on incorrect pricing data provided by a manufacturer can implicate the federal civil False Claims Act. Civil monetary penalties could be due if a manufacturer fails to offer discounts to beneficiaries under the Medicare Part D coverage gap discount program. Furthermore, under the refund program for discarded drugs, manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125 percent of the refund amount.

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

On January 31, 2018, the European Commission adopted a proposal for an HTA Regulation intended to set out an EU-wide framework for HTA and boost cooperation among EU Member States in assessing health technologies, including new medicinal products. The HTA Regulation provides the basis for permanent and sustainable cooperation at the EU level for joint clinical assessments in these areas and is therefore complementary to Directive 2011/24/EU. The HTA Regulation was adopted on December 13, 2021, and entered into force on January 11, 2022. The HTA Regulation applies to all EU Member States from January 12, 2025.

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

The majority of states, as well as many of the non-U.S. jurisdictions where we may operate, also have statutes or regulations similar to the federal anti-kickback and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual HCPs in those states. Some of these states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain HCPs. Other states have laws requiring pharmaceutical sales representatives to be registered or licensed, and still others impose limits on co-pay assistance that pharmaceutical companies can offer to patients. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes.

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

Healthcare Privacy Laws

We may be subject to federal, state, and foreign laws and regulations governing data privacy and security of health information, and the collection, use, disclosure, and protection of health-related and other personal information, including state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws, such as Section 5 of the FTC Act and the Health Breach Notification Rule, many of which differ from each other in significant ways, thus complicating compliance efforts. Compliance with these laws is difficult, constantly evolving, and time consuming. Many of these state laws enable a state attorney general to bring actions and provide private rights of action to consumers as enforcement mechanisms. There is also heightened sensitivity around certain types of health information, such as sensitive condition information or the health information of minors, which may be subject to additional protections. Federal regulators, state attorneys general, and plaintiffs’ attorneys, including class action attorneys, have been and will likely continue to be active in this space.

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

In California, the California Consumer Privacy Act (CCPA) establishes certain requirements for data use and sharing transparency and provides California consumers (as defined in the law) certain rights concerning the use, disclosure, and retention of their personal data. For additional information, please refer to the risk factor entitled “If we fail to comply with data protection laws and regulations, we could be subject to government enforcement actions, which could include civil or criminal penalties, as well as private litigation and/or adverse publicity, any of which could negatively affect our operating results and business” set forth under the section titled “Risk Factors” in this Annual Report on Form 10-K.

Outside the U.S., the legislative and regulatory landscape for privacy and data security continues to evolve. There has been increased attention to privacy and data security issues that could potentially affect our business, including the EU General Data Protection Regulation including as implemented in the UK (collectively, GDPR), which imposes penalties for the most serious breaches of up to EUR 20 million or 4% of a noncompliant company’s annual global revenue, whichever is greater. The GDPR regulates the processing of personal data (including health data from clinical trials) and places certain obligations on the processing of such personal data including ensuring the lawfulness of processing personal data (including obtaining valid consent of the individuals to whom the personal data relates, where applicable), the processing details disclosed to the individuals, the adequacy, relevance and necessity of the personal data collected, the retention of personal data collected, the sharing of personal data with third parties, the transfer of personal data out of the European Economic Area/UK to third countries including the U.S., contracting requirements (such as with clinical trial sites and vendors), the use of personal data in accordance with individual rights, the security of personal data and cybersecurity incident notifications. Data protection authorities from the different European Member States and the UK may interpret the GDPR and applicable related national laws differently and impose requirements additional to those provided in the GDPR and that sit alongside the GDPR, as set out under applicable local data protection law. In addition, guidance on implementation and compliance practices may be issued, updated or otherwise revised. Enforcement by European and UK regulators is generally active, and failure to comply with the GDPR or applicable Member State/UK local law may result in fines, amongst other things (such as notices requiring compliance within a certain timeframe). Further, the UK Government may amend/update UK data protection law, which may result in changes to our business operations and potentially incur commercial cost.

European/UK data protection laws, including the GDPR, generally restrict the transfer of personal data from the European Economic Area (EEA), United Kingdom and Switzerland, to the U.S. and most other countries (except those deemed to be adequate by the European Commission/UK Secretary of State as applicable) unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. On July 10, 2023, the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework, meaning that personal data can now flow freely from the E.U. to U.S. companies that participate in the Data Privacy Framework. There are also recent developments regarding data transfers in the UK, which formally approved two mechanisms for transferring UK data overseas and that came into force on March 21, 2022: the International Data Transfer Agreement or the International Data Transfer Addendum to the SCCs. The UK Information Commissioner’s Office also issued guidance on how to approach undertaking risk assessments for transfers of UK data to non-adequate countries outside the UK.

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

Environmental Laws

Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

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

Our operations have consumed substantial amounts of cash. We are currently financing our operations through the sale of capital stock, the receipt of license fees, royalties, and milestone payments. We are developing DURAVYU™ as a potential six-month sustained delivery treatment for wet AMD and diabetic macular edema (DME). However, we have no expectation of revenues from our research and development programs, including DURAVYU™, prior to the successful completion of clinical trials for such programs. Therefore, we have no sufficient historical evidence to assert that it is probable that we will receive sufficient revenues from our product sales to fund operations. As of December 31, 2024, our cash, cash equivalents, and investments in marketable securities totaled $370.9 million. We believe that our cash, cash equivalents and investments in marketable securities will enable us to fund operations into 2027 beyond topline Phase 3 data for DURAVYU™ in wet AMD , expected in 2026. Due to the difficulty and uncertainty associated with the design and implementation of clinical trials, we will continue to assess our cash, cash equivalents, results from investments in marketable securities and future funding requirements. However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations. Actual cash requirements could differ from our projections due to many factors, including, the timing and results of our Phase 2 and Phase 3 clinical trials for DURAVYU™, additional investments in research and development programs such as EYP-2301, the costs associated with the ongoing efforts for responding to the subpoena from the U.S. Attorney’s Office for the District of Massachusetts (DOJ) seeking production of documents related to sales, marketing and promotional practices, including as pertain to DEXYCU®(DOJ Subpoena), higher interest rates, inflation, supply shortages, competing technological and market developments, and the costs of any strategic acquisitions and/or development of complementary business opportunities.

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

We have incurred significant losses since our inception and are not profitable. Investment in drug development is highly speculative because it entails substantial upfront operating expenses and significant risk that a product candidate will fail to successfully complete clinical trials, gain regulatory approval or become commercially viable. We continue to incur significant operating expenses due primarily to investments in clinical trials, sales and marketing infrastructure, research and development, and other expenses related to our ongoing operations. For the years ended December 31, 2024 and 2023, we had losses from operations of $145.9 million and $75.1 million , respectively, and net losses of $130.9 million and $70.8 million, respectively, and we had a total accumulated deficit of $873.0 million at December 31, 2024.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will continue to be significant if, and as, we:

•
continue the research and pre-clinical and clinical development of our product candidates, including DURAVYU™ and EYP-2301;
•
initiate additional pre-clinical studies, clinical trials, or other studies or trials for DURAVYU™, EYP-2301, and our other product candidates;
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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary for, the manufacture and commercialization of our product candidates, including DURAVYU™. To become and remain profitable, we must succeed in developing and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing pre-clinical testing and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates, manufacturing, marketing, and selling any products for which we or our licensees may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. We do not know the extent to which any of our product candidates, including DURAVYU™, if approved, will generate significant revenue for us, if at all. We may never succeed in these activities and, even if we do, we may never generate revenues significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to accurately project when or if we will be able to achieve profitability from operations. Even if we do so, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings, or even continue our operations. Our ability to generate revenue from our future products and product candidates will depend on a number of factors, including:

•
the effectiveness and timeliness of our preclinical studies and clinical trials, and the usefulness of the data;
•
our ability to create an effective commercial infrastructure and enter into, and maintain, agreements for the commercialization of DURAVYU™ and our other product candidates;
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
•
the sufficiency of our existing cash resources will enable us to fund operations into 2027;
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

We will need to raise additional capital in the future to help fund the development and commercialization of DURAVYU™ and our other product candidates, if approved. The amount of additional capital we will require will be influenced by many factors, including, but not limited to:

•
our clinical development plans for DURAVYU™ for the treatment of wet AMD and DME and our other product candidates, including EYP-2301;
•
the outcome, timing and cost of the regulatory approval process for DURAVYU™ and our other product candidates, including the potential for the FDA (and other equivalent foreign regulatory bodies) to require that we perform more studies and clinical trials than those we currently expect;
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

We do not know if additional capital will be available to us when needed or on terms favorable to us or our stockholders. Collaboration, licensing or other commercial agreements may not be available on favorable terms, or at all. If we seek to sell our equity securities under our at-the-market (ATM) program or in another offering, we do not know whether and to what extent we will be able to do so, or on what terms. Further, the rules and regulations of the Nasdaq Stock Market LLC, (Nasdaq), require us to obtain stockholder approval for sales of our equity securities under certain circumstances, which could delay or prevent us from raising additional capital from such sales. Also, the state of the economy and financial and credit markets at the time or times we seek any additional financing may make it more difficult or more expensive to obtain. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and dilute our existing stockholders’ equity, and funding through collaboration, licensing or other commercial agreements may be on unfavorable terms, including requiring us to relinquish rights to certain of our technologies or products. If adequate financing is not available if and when needed, we may delay, reduce the scope of, or eliminate research or development programs, postpone or cancel the pursuit of product candidates such as DURAVYU™, including pre-clinical and clinical trials and new business opportunities, or other new products, if any, reduce staff and operating costs, or otherwise significantly curtail our operations to reduce our cash requirements and extend our capital.

Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

As of December 31, 2024, we had U.S. net operating loss (NOL) carryforwards of approximately $369.5 million for U.S. federal income tax and approximately $326.0 million for state income tax purposes available to offset future taxable income, and U.S. federal and state research and development tax credits of approximately $10.7 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended (Section 382). Our U.S. NOL carryforwards begin to expire in 2024 if not utilized. Our state net operating loss carry forwards expire between 2033 and 2040, and our U.S. federal and state research and development tax credit carry forwards expire at various dates between calendar years 2024 and 2040.

Our U.S. NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under Section 382, and corresponding provisions of U.S. state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change U.S. NOLs and other pre-change tax attributes, such as research and development tax credits, to offset its post-change income may be limited. The latest analysis performed under Section 382, performed through December 31, 2023, confirmed that the exercise of certain warrants in late September 2018 resulted in a greater than 50% cumulative ownership change, which will cause annual limitations on the use of our then existing NOL balances and other pre-change tax attributes. As a result, if we earn net taxable income in future periods, our ability to use our pre-change U.S. NOL carryforwards to offset U.S. federal taxable income will be subject to limitations, which could potentially result in increased future tax liabilities to us.

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

RISKS RELATED TO THE CLINICAL DEVELOPMENT AND REGULATORY APPROVAL OF OUR PRODUCT CANDIDATES

We are substantially dependent on success of our lead product candidate, DURAVYU™, which is currently in the clinical development stage. If we are unable to complete development of, obtain regulatory approval for and commercialize DURAVYU™ in one or more indications and in a timely manner, our business, financial condition, results of operations and prospects will be significantly harmed.

Our business and future success depends heavily on our ability to successfully develop, obtain regulatory approval for and successfully commercialize our lead product candidate, DURAVYU™, which is currently in Phase 3 global, clinical trials for wet AMD and in a Phase 2 clinical trial for DME. DURAVYU™ is our only product candidate in late-stage clinical development and we expect that a substantial portion of our efforts and expenses over the coming years will be devoted to the continued development of DURAVYU™. If such clinical trials fail to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory authorities or do not otherwise produce clear or favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of DURAVYU™. We cannot accurately predict when or if any DURAVYU™ will prove effective or safe in humans or whether it will receive marketing approval or reach successful commercialization. If we are unable to complete clinical development and obtain regulatory approval for DURAVYU™ in one or more indications and in a timely manner, our business, financial condition, results of operations and prospects will be significantly harmed.

Further, in the event DURAVYU™ is approved for marketing but does not gain an adequate level of acceptance among physicians, patients and third parties, we may not generate significant product revenues or become profitable. Market acceptance by physicians, patients and third party payors of DURAVYU™ or other products we may commercialize in the future will depend on a number of factors, some of which are beyond our control, including:

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

For example, even if DURAVYU™ gains approval by the FDA, physicians and patients may not immediately be receptive to it and may be slow to adopt it. If DURAVYU™ does not achieve an adequate level of acceptance among physicians, patients and third party payors, we may not generate meaningful revenues from DURAVYU™ and we may not become profitable.

The outcomes of clinical trials are uncertain, and delays in the completion of or the termination of any clinical trial of DURAVYU™ or our other product candidates could harm our business, financial condition, and prospects.

Our research and development program for our lead product candidate, DURAVYU™, and certain of our other product candidates, are still in development. We must demonstrate DURAVYU™’s and our other product candidates’ safety and efficacy in humans through extensive clinical testing. Such testing is expensive and time-consuming and requires specialized knowledge and expertise.

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
•
our inability to manufacture DURAVYU™ to scale, necessary to execute our Phase 3 clinical trials in an acceptable time period;
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

We, the FDA, other regulatory authorities outside the United States, or an IRB may suspend a clinical trial at any time for various reasons, including if it appears that the clinical trial is exposing participants to unacceptable health risks or if the FDA or one or more other regulatory authorities outside the United States find deficiencies in our investigational new drug application or similar application outside the United States or the conduct of the trial. If we experience delays in the completion of, or the termination of, any clinical trial of any of our product candidates, including DURAVYU™, the commercial prospects of such product candidate will be harmed, and our ability to generate product revenues from such product candidate will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition, results of operations, cash flows and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Disruptions at the FDA, including due to a reduction in the FDA’s workforce and/or inadequate funding for the FDA, could prevent the FDA from performing normal functions on which our business relies, which could negatively impact our business.

The ability of the FDA to review and approve new products or review other regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget and funding levels, a reduction in the FDA’s workforce and its ability to hire and retain key personnel. Disruptions at the FDA and other agencies may also increase the time to meet with and receive agency feedback, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or take other actions that facilitate the development, approval and marketing of regulated products, which would adversely affect our business. In addition, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. For example, the current presidential administration recently established the Department of Government Efficiency, which implemented a federal government hiring freeze and announced certain additional efforts to reduce federal government employee headcount and the size of the federal government. It is unclear how these executive actions or other potential actions by the administration or other parts of the federal government will impact the FDA or other regulatory authorities that oversee our business. Significant strain on the FDA’s ability to approve regulatory submissions could have a direct impact on the Company if the approval process for DURAVYU™, which is currently in Phase 3 global clinical trials for wet AMD, is delayed. Further, budgetary pressures may reduce the FDA’s ability to perform its responsibilities. If a significant reduction in the FDA’s workforce occurs, the FDA’s budget is significantly reduced or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development or marketing of our products if approved, which could have a material adverse effect on our business.

Clinical trial results may fail to support continued clinical investigations and/or approval of DURAVYU™ or our other product candidates.

Even if our clinical trials are successfully completed as planned, the results may not support approval of DURAVYU™ or our other product candidates under the laws and regulations of the FDA or other regulatory authorities outside the United States. The clinical trial process may fail to demonstrate that our product candidates are both safe and effective for their intended uses. Pre-clinical and clinical data and analyses are often able to be interpreted in different ways. Even if we view our results favorably, if a regulatory authority has a different view, we may still fail to obtain regulatory approval of our product candidates. This, in turn, would significantly adversely affect our business prospects.

Interim, top-line, initial and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to confirmation, audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, top-line, initial or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. For example, in October 2024, we announced preliminary results from our Phase 2 VERONA trial for DME. DURAVYU™ is still being studied in the Phase 2 VERONA trial for DME and topline data was announced in February 2025. When reporting interim, top-line, initial or preliminary data from an ongoing trial, we may make assumptions, estimations, calculations and conclusions as part of our analyses of data, and may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, top-line, initial or preliminary results that we report, including the preliminary results from our Phase 2 VERONA trial for DME, may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, top-line, initial and preliminary data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim, top-line, initial and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim, top-line, initial or preliminary data we previously published. As a result, interim, top-line, initial and preliminary data, including the preliminary results from our Phase 2 VERONA trial for DME, should be viewed with caution until the final data are available.

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

We may expend significant resources to pursue our lead product candidate, DURAVYU™ for the potential treatment of wet AMD and DME and fail to capitalize on the potential of DURAVYU™, or our other product candidates, for the potential treatment of other indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates for specific indications. Specifically, with regard to DURAVYU™, we initially focused our efforts on the treatment of wet AMD, but have since expanded our efforts to include the treatment of DME. As a result, we may forego or delay pursuit of opportunities with DURAVYU™ or other product candidates for the treatment of other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. Furthermore, until such time as we are able to build a broader product candidate pipeline, if ever, any adverse developments with respect to our leading product candidate, DURAVYU™, would have a more significant adverse effect on our overall business than if we maintained a broader portfolio of product candidates.

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

Results from pre-clinical testing, early clinical trials, prior clinical trials, investigator-sponsored studies, and other data and information often do not accurately predict final pivotal clinical trial results. DURAVYU™ relies on vorolanib as its active pharmaceutical agent. Vorolanib is a small molecule TKI that has been previously studied by Tyrogenex in Phase 1 and 2 clinical trials as an orally delivered therapy for the treatment of wet AMD. The Phase 2 clinical trial was discontinued due to systemic toxicity. There can be no assurance that such systemic toxicities will not occur in our clinical trial for DURAVYU™. In addition, data from one pivotal clinical trial may not be predictive of the results of other pivotal clinical trials for the same product candidate, even if the trial designs are the same or similar. Data obtained from pre-clinical studies and clinical trials are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Adverse side effects may be observed in clinical trials that delay, limit or prevent regulatory approval, and even after a product candidate has received marketing approval, the emergence of adverse side effects in more widespread clinical practice may cause the product’s regulatory approval to be limited or even rescinded. Additional trials necessary for approval may not be undertaken or may ultimately fail to establish the safety and efficacy of our product candidates.

In addition, while the clinical trials of our product candidates, including our lead product candidate, DURAVYU™, are designed based on the available relevant information, in view of the uncertainties inherent in drug development, such clinical trials may not be designed with a focus on indications, patient populations, dosing regimens, safety or efficacy parameters or other variables that will provide the necessary safety and efficacy data to support regulatory approval to commercialize the product. In addition, the methods we select to assess particular safety or efficacy parameters may not yield statistically significant results regarding our product candidates’ effects on patients. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval.

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of our product candidates.

Identifying and qualifying patients to participate in clinical trials of our product candidates, including DURAVYU™, is critical to our success. The timing of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing our product candidates. If patients are unwilling to participate in our trials because of negative publicity from adverse events in the biotechnology industries, public perception of vaccine safety issues or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether.

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

If we are unable to successfully expand our product lines through internal research and new therapeutic development or keep pace with rapid technological changes in the healthcare industry, our business may be materially and adversely affected.

A significant element of our strategy is to focus on innovation and new therapeutic development. The biopharmaceutical market in which we participate is highly competitive. In addition, the market in which we participate and healthcare industry generally are characterized by extensive research and development and rapid technological change.

New development requires significant investment in research and development, clinical trials and regulatory approvals. The results of our development efforts may be affected by a number of factors, including our ability to anticipate customer needs, innovate and develop new therapeutics, effectively use artificial intelligence (AI) and machine learning capabilities, successfully complete clinical trials, obtain regulatory approvals in the United States and abroad, manufacture products in a cost-effective manner, obtain appropriate intellectual property protection for our products, and gain and maintain market acceptance of our therapeutics. In addition, patents attained by others could preclude or delay our commercialization of a product. There can be no assurance that any products now in development or that we may seek to develop in the future will achieve feasibility, obtain regulatory approval or gain market acceptance. If we fail to develop new therapeutics or if competitive technologies or therapeutic alternatives emerge and gain market acceptance, such events could have a material adverse effect on our business, financial condition or results of operations.

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
•
the sufficiency of our existing cash into 2027;
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

Once we commercialize any new products, we may participate in, and have certain price reporting obligations to, the Medicaid Drug Rebate Program. This program requires manufacturers to pay a rebate for each unit of drug reimbursed by Medicaid. The amount of the “basic” portion of the rebate for each product is set by law as the larger of: (i) 23.1% of quarterly average manufacturer price, or AMP, or (ii) the difference between quarterly AMP and the quarterly best price available from us to any commercial or non-governmental customer, or Best Price. AMP must be reported under this Program on a monthly and quarterly basis and Best Price is reported on a quarterly basis only. In addition, the rebate also includes the “additional” portion, which adjusts the overall rebate amount upward as an “inflation penalty” when the drug’s latest quarter’s AMP exceeds the drug’s AMP from the first full quarter of sales after launch, adjusted for increases in the Consumer Price Index-Urban. The upward adjustment in the rebate amount per unit is equal to the excess amount of the current AMP over the inflation-adjusted AMP from the first full quarter of sales. The rebate amount would be computed each quarter based on our report to the Centers for Medicare and Medicaid Services (CMS) of current quarterly AMP and Best Price for our drug. We would be required to report revisions to AMP or Best Price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. CMS has issued final regulations, to implement the Medicaid Drug Rebate Program.

Federal law also requires that any manufacturer that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program, which is administered by the Health Resources and Services Administration, or HRSA, requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include, but are not limited to, a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program. Any changes to the definition of AMP or the Medicaid rebate amount could affect our 340B ceiling price calculations and negatively impact our results of operations.

HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. It is unclear how HRSA will apply its enforcement authority under this regulation. HRSA has also implemented a ceiling price reporting requirement related to the 340B program under which we would be required to report 340B ceiling prices to HRSA on a quarterly basis, which HRSA would then publish to covered entities. Moreover, HRSA newly established an administrative dispute resolution (ADR) process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed in federal court. An ADR proceeding could subject us to onerous procedural requirements and could result in additional liability. In addition, legislation may be introduced that, if passed, would, for example, further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

Federal law also requires that a company that participates in the Medicaid Drug Rebate program report average sales price, or ASP, information each quarter to CMS for certain categories of drugs that are paid under the Medicare Part B program. Manufacturers are required to report the average sales price for certain drugs under the Medicare program regardless of whether they participate in the Medicaid Drug Rebate Program. Manufacturers calculate the ASP based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS may use these submissions to determine payment rates for drugs under Medicare Part B. Manufacturers were required to pay refunds to Medicare for single source drugs or biologicals, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages, for units of discarded drug reimbursed by Medicare Part B in excess of 10 percent of total allowed charges under Medicare Part B for that drug. Manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125 percent of the refund amount.

Statutory or regulatory changes or CMS guidance could affect the pricing of our product candidates, and could negatively affect our results of operations. For example, the IRA establishes several program related to drug pricing, described further in the risk factor entitled “The Inflation Reduction Act of 2022 and other changes in healthcare law may impact the prices we are able to obtain for our products and our obligations to make payments to the government.” These or any other public policy change could impact the market conditions for our products. We further expect continued scrutiny on government price reporting and pricing more generally from Congress, agencies, and other bodies.

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

If we commercialize any future products, we may have reporting and other obligations under the Medicaid Drug Rebate Program, Medicare Part B, the 340B program, and the VA/FSS program, which are described in the risk factor entitled “Our products and product candidates, if approved and commercialized, may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives which could harm our business”. Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. In the case of Medicaid pricing data, if we become aware that our reporting for a prior period was incorrect or has changed as a result of a recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data were originally due. Such restatements and recalculations will increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program and may require us to offer refunds to covered entities.

If we participate in the Medicaid Drug Rebate Program, Medicare Part B, the 340B program, and/or the VA/FSS program, we would be liable for errors associated with our submission of pricing data. That liability could be significant. In addition to retroactive Medicaid rebates and the potential for issuing 340B program refunds, if we are found to have knowingly submitted false AMP, Best Price, or Non-FAMP information to the government, we may be liable for significant civil monetary penalties per item of false information. If we are found to have made a misrepresentation in the reporting of our ASP, the Medicare statute provides for significant civil monetary penalties for each misrepresentation for each day in which the misrepresentation was applied. Our failure to submit monthly/quarterly AMP and Best Brice data on a timely basis could result in a significant civil monetary penalty per day for each day the information is late beyond the due date. Such conduct also could be grounds for CMS to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. Significant civil monetary penalties also could apply to late submissions of Non-FAMP information. Civil monetary penalties could also be applied if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price or HRSA could terminate our agreement to participate in the 340B program, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. Moreover, HRSA established an ADR process that has jurisdiction over claims by covered entities that a manufacturer has engaged in overcharging. An ADR proceeding could subject us to onerous procedural requirements and could result in additional liability. In addition, claims submitted to federally-funded healthcare programs, such as Medicare and Medicaid, for drugs priced based on incorrect pricing data provided by a manufacturer can implicate the federal civil False Claims Act. Finally, civil monetary penalties could be due if we fail to offer discounts to beneficiaries under the Medicare Part D coverage gap discount program. Furthermore, under the refund program for discarded drugs, manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125 percent of the refund amount.

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

Even though regulatory approval DEXYCU® has been obtained in the U.S., we will still face extensive FDA regulatory requirements and may face future regulatory difficulties.

Even though regulatory approval for DEXYCU® has been obtained in the U.S., the FDA and state regulatory authorities may still impose significant restrictions on the indicated uses or marketing of DEXYCU®, or impose ongoing requirements for potentially costly post-approval studies or post-marketing surveillance. For example, as part of its approval of DEXYCU® for the treatment of postoperative ocular inflammation, the FDA required under the Pediatric Research Equity Act (PREA), that a Phase 3/4 prospective, randomized, active treatment-controlled, parallel-design multicenter trial be conducted to evaluate the safety of DEXYCU® for the treatment of inflammation following ocular surgery for childhood cataract. This pediatric study will likely require us to undergo a costly and time-consuming development process. If we do not meet our obligations under the PREA for this pediatric study, the FDA may issue a non-compliance letter and may also consider DEXYCU® to be misbranded and subject to potential enforcement action.

We were advised by the FDA to show diligence and enroll at least one patient in the protocolled trial before submitting a new Deferral Extension Request. We submitted a pediatric study protocol to the FDA as required. We have identified clinical sites and continued study start-up activities with dosing of a first patient in January 2022. In February 2022, we requested a PREA Deferral Extension because of the unavoidable delays in this program due, among other things, to the Pandemic. The extension was granted by the FDA, extending the study deadline to June 30, 2025. As of December 31, 2024, the study remains ongoing.

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

In addition, manufacturers of drug products and their facilities are subject to payment of substantial user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and adherence to commitments made in the NDA. In the event our product candidates are successful, we will also need to comply with some of the

FDA’s manufacturing regulations for devices with respect to YUTIQ®. We and our third-party providers are generally required to maintain compliance with cGMP and other stringent requirements and are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm such compliance. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection could significantly impair our ability to commercialize our products. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.

In addition to cGMP, the FDA requires that DEXYCU® manufacturers comply with certain provisions of the Quality System Regulation, or QSR, particularly in light of the D.C. Circuit Court of Appeals decision in Genus Medical Technologies LLC v. FDA. The QSR sets forth the FDA’s manufacturing quality standards for medical devices, and other applicable government regulations and corresponding foreign standards. If we, or a regulatory authority, discover previously unknown problems with DEXYCU®, such as adverse events of unanticipated severity or frequency, or problems with a facility where the product is manufactured, a regulatory authority may impose restrictions relative to DEXYCU® or its manufacturing facilities, including requiring recall or withdrawal of the product from the market, suspension of manufacturing, or other FDA action or other action by foreign regulatory authorities.

If we fail to comply with applicable regulatory requirements for DEXYCU®, a regulatory authority may:

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

If the market opportunities for our product candidates, including DURAVYU™, are smaller than we believe they are, our results of operations may be adversely affected and our business may suffer.

We focus our research and product development primarily on treatments for eye diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our products and product candidates, such as our projections of the number of patients with wet AMD and DME who may benefit from treatment with DURAVYU™ if it is approved for use, are based on estimates. These estimates may prove to be incorrect and new studies or clinical trials may change the estimated incidence or prevalence of these diseases. The number of patients in the U.S. and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. For example, we are developing our leading product candidate, DURAVYU™, for the treatment of wet AMD. Although we believe wet AMD is a common condition and a leading cause of vision loss for people age 50 and older, our estimates of the potential market opportunity for DURAVYU™ may be incorrect.

If any of our products have newly discovered or developed safety problems, our business would be seriously harmed.

All of our approved products are and will be subject to continued oversight by the FDA or other foreign regulatory bodies, and we cannot assure you that newly discovered or developed safety issues will not arise. Although there were no reported DURAVYU™-related ocular or systematic serious adverse events (SAEs) in our Phase 2 clinical data, we cannot rule out that issues may arise in the future. For example, with the use of any newly marketed drug by a wider patient population, serious adverse events may occur from time to time that initially do not appear to relate to the drug itself. If such events are subsequently associated with the drug, or if any other safety issue emerges, we or our collaboration partners may voluntarily, or FDA or other regulatory authorities may require that we suspend or cease marketing of our approved products, or modify how we or they market our approved products. In addition, newly discovered safety issues may subject us to substantial potential liabilities and adversely affect our financial condition and business.

The Affordable Care Act and any changes in healthcare laws may increase the difficulty and cost for us to commercialize our future products in the U.S. and affect the prices we may obtain.

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
•
a Medicare Part D coverage gap discount program, in which manufacturers agreed to offer certain point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D (the IRA sunsets the coverage gap discount program effective 2025);
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

Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to modify them or to alter their interpretation or implementation. Further, the Bipartisan Budget Act of 2018, among other things, amended the Medicare statute to reduce the coverage gap in most Medicare drugs plans, commonly known as the “donut hole,” by raising the required manufacturer point-of-sale discount from 50% to 70% off the negotiated price (the IRA sunset the coverage gap discount program effective 2025). Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible. It is unclear how the Affordable Care Act and its implementation, as well as efforts to modify or invalidate the Affordable Care Act, or portions thereof or its implementation, will affect our business, financial condition, and results of operations. It is possible that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures, including those that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates in the U.S.

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

At both the federal and state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints. For example, the IRA includes a number of provisions that impact the pricing of pharmaceutical products. Among the provisions of the IRA that are important to our product candidates, if approved and commercialized are the following:

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

With respect to the drug price negotiation program, if any of our product candidates, if commercialized, were selected for negotiation and, as a result, a “maximum fair price” for such product were set, our Medicare revenue could materially decrease, and our Medicaid drug rebate program rebate and 340B drug pricing program liability could materially increase in addition. We anticipate imposition of a maximum fair price also would generate downward pricing pressure in the commercial market. As we anticipate that CMS’s implementation of the drug price negotiation program will evolve, and that there will be related legislative, administrative, and legal developments, our understanding of whether our product candidates, if commercialized, are likely to be selected for negotiation under this program, and whether they may be subject to additional downward pricing pressure, is likely to evolve as well, which could impact our understanding of our business and financial condition.

With respect to the inflation rebate programs (and subject to FDA approval of our products) we may need to make price adjustments to our products in the future and cannot guarantee that such price adjustments will not trigger an inflation rebate, which could negatively affect our business. A manufacturer that does not timely pay a rebate is subject to a CMP in an amount at least equal to 125 percent of the rebate amount.

With respect to the Medicare Part D benefit redesign, we may participate in the Medicare Part D program and the new Part D manufacturer discount program. Changes to the manufacturer discount program could change our overall discount liability under the Part D program, as participating manufacturers, as a general matter, are required to offer discounts on the negotiated price of a drug on a larger universe of units but at a lower discount rate. Reductions in patient out of pocket spending could lead to an improvement in patient medication adherence and overall Part D utilization. It is unclear how these changes will affect our business as a whole, and whether they will have an overall positive or negative impact. In addition, under the program, manufacturers that fail to provide a discounted price for an applicable drug can be subject to a CMP equal to 1.25 percent times the discount that the manufacturer should have paid under the program agreement.

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

We previously maintained various patient support programs, including assistance programs that provided no-charge product to certain patients who met certain financial eligibility requirements or provided copay assistance to commercially-insured patients. We also made donations to independent third-party charities that provide financial assistance, including premium or copay assistance, to certain financially needy patients. Recently, there has been enhanced scrutiny of such company-sponsored and supported programs. If we, our vendors or donation recipients, are deemed to have failed to comply with relevant laws, regulations or government guidance in any of these areas, we could be subject to criminal and civil sanctions, including significant fines, civil monetary penalties and exclusion from participation in government healthcare programs, including Medicare and Medicaid, and burdensome remediation measures. Actions could also be brought against executives overseeing our business or other employees.

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

Many of our competitors and potential competitors for our leading product candidate, DURAVYU™, and our commercialized products have substantially greater financial, technological, research and development, marketing, and personnel resources than we do. Our competitors may succeed in developing alternate technologies and products that, in comparison to the product candidates we have, and are seeking to, develop:

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

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit manufacturing or commercialization of new product candidates that we may develop and commercialize, including DURAVYU™.

We face the risk of product liability exposure pursuant to our manufacturing of YUTIQ® and DEXYCU® for our commercialization partners and other product candidates that we may develop and commercialize. We also may face product liability claims from patients who are treated with any of our product candidates in clinical trials. If we cannot successfully defend ourselves against claims that our products or product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•
injury to our reputation and significant negative media attention;
•
termination of clinical trial sites or entire trial programs that we conduct in the future relating to DURAVYU™ or our other product candidates;
•
withdrawal of clinical trial participants from any future clinical trial relating to DURAVYU™, and EYP-2301or our other product candidates;
•
significant costs to defend the related litigation;
•
substantial money awards to patients;
•
loss of revenue;
•
diversion of management and scientific resources from our business operations; and
•
an increase in product liability insurance premiums or an inability to maintain product liability insurance coverage.

We currently carry product liability insurance with coverage up to $30.0 million in the aggregate, with a per incident limit of $30.0 million, which may not be adequate to cover all liabilities that we may incur. Further, we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Our inability to maintain sufficient product liability insurance at an acceptable cost could prevent or inhibit and our ability to meet our obligations to our commercialization partners, or could prevent or inhibit the development and commercialization of our other product candidates, including DURAVYU™.

Additionally, any agreements we have entered into, or we may enter into. in the future with collaborators in connection with the development or commercialization of DURAVYU™ or any of our other product candidates, may entitle us to indemnification against product liability losses, but such indemnification may not be available or adequate should any claim arise. In addition, several of our agreements require us to indemnify third parties and these indemnification obligations may exceed the coverage under our product liability insurance policy.

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

As of March 1, 2024, we owned proprietary know-how and several patents and pending applications, including patents and pending applications covering our Durasert®, DURAVYU™ and other technologies. With respect to these patent rights, we do not know whether any of our patent applications will result in issued patents or, if any of our patent applications do issue, whether such patents will protect our technology in whole or in part, or whether such patents will effectively prevent others from commercializing competitive technologies and products. There is no guarantee that any of our issued or granted patents will not later be found invalid or unenforceable. Furthermore, since patent applications in the U.S. and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications. For applications with an effective filing date before March 16, 2013, or patents issuing from such applications, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. As of March 16, 2013, the U.S. transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. The change to “first-to-file” from “first-to-invent” is one of the changes to the patent laws of the U.S. resulting from the AIA.

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

In addition to seeking patent protection for certain aspects of our product candidates and technologies, we also consider trade secrets, including confidential and unpatented know-how, important to the maintenance of our competitive position. We protect trade secrets and confidential and unpatented know-how, in part, by customarily entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, outside scientific and commercial collaborators, CROs, CMOs, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to maintain confidentiality and assign their inventions to us. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. In addition, our trade secrets may otherwise become known, including through a potential cybersecurity incident, or may be independently developed by competitors.

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

We expect to rely on trademarks as one means to distinguish any of our approved products from the products of our competitors. We have received registrations for EYEPOINT®, YUTIQ®, DEXYCU®, DELIVERING INNOVATION TO THE EYE®, Durasert E™, and WITH AN EYE ON PATIENTS®. Retisert® and Vitrasert® are Bausch & Lomb’s trademarks. YUTIQ® is licensed to ANI Pharmaceuticals, Inc. and Ocumension Therapeutics in their respective territories. ILUVIEN® is ANI Pharmaceuticals, Inc.’s trademark. The reports we file or furnish with the SEC, including this Annual Report on Form 10-K, also contain trademarks, trade names and service marks of other companies, which are the property of their respective owners.

RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES

The development and commercialization of our lead product candidate, DURAVYU™, is dependent on intellectual property we license from Equinox Science and active pharmaceutical ingredient (API) supply of vorolanib. If we breach our agreement with Equinox Science, or the agreement is terminated, we could lose license rights that are material to our business.

Pursuant to our license agreement with Equinox, we acquired exclusive rights to patents, patent applications and know-how owned or controlled by Equinox relating to the compound vorolanib, a tyrosine kinase inhibitor. Our lead product candidate, DURAVYU™, utilizes vorolanib in combination with our proprietary Durasert E™ sustained release technology. Our license agreement with Equinox imposes various development, regulatory, commercial, financial, and other obligations on us. If we fail to comply with our obligations under the agreement with Equinox, or otherwise materially breach the agreement with Equinox, and fail to remedy such failure or cure such breach within 90 days, Equinox will have the right to terminate the agreement. If our agreement with Equinox is terminated by Equinox for our uncured material breach, we would lose our license and all rights to the use of vorolanib, from Equinox, for DURAVYU™. The loss of the license from Equinox could prevent us from developing and commercializing DURAVYU™ and could subject us to claims of breach of contract and patent infringement from Equinox if any continued research, development, manufacture or commercialization of DURAVYU™ is covered by the affected patents. Accordingly, the loss of our license from Equinox would materially harm our business.

The development of our lead product candidate, DURAVYU™, is dependent on our supply of API vorolanib, which we source from third-parties. If any manufacturer or partner we rely upon fails to supply vorolanib in the amounts we require on a timely basis, or fails to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may be unable to meet demand for our products and may lose potential revenues.

We source vorolanib, the API in DURAVYU™, from Olon USA and Betta. We also source various raw materials and components for both DURAVYU™ and its injector from third-party vendors. We do not manufacture any of our supply of vorolanib, and we do not currently plan to develop any capacity to do so. Our dependence upon third parties for the manufacture of our vorolanib could adversely affect our profit margins or our ability to develop and deliver products on a timely and competitive basis. If for any reason we are unable to obtain or retain third-party manufacturers on commercially acceptable terms, we may not be able to sell DURAVYU™ as planned. Furthermore, if we encounter delays or difficulties with manufacturers in producing vorolanib, the distribution, marketing and subsequent sales of DURAVYU™ could be adversely affected. A long-term inability to meet demand for our products could result in impairment of our brands overall future and the carrying value of the assets associated with our brands.

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

In addition, any facilities located outside the United States (U.S.) that are used by us or by our CMOs or CDMOs to manufacture, test, and optimize our product candidates will be subject to various regulatory requirements of the jurisdiction in which they are located and in addition be subject to trade laws and regulations of the U.S. that may restrict our ability to continue to utilize certain CMOs or CDMOs. Foreign CMOs or CDMOs may be subject to U.S. legislation or investigations, including the proposed BIOSECURE Act, sanctions, trade restrictions, and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials, have an adverse effect on our clinical drug development efforts and could adversely affect our financial condition and business prospects. For example, we currently engage with WuXi Apptec (WuXi), to perform certain process development, manufacturing, and testing associated with one of our product candidates, EYP-2301. WuXi has been identified as a "company of concern" in the proposed BIOSECURE Act, which, if enacted, or if alternatively implemented through executive or administrative action, could restrict WuXi’s business in the U.S. or the ability of businesses in the U.S. to conduct business with WuXi. The BIOSECURE Act was not passed by Congress for fiscal year 2025 but may be reconsidered in subsequent legislative sessions.

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

On July 12, 2024, we received a warning letter from the FDA (“Warning Letter”), citing alleged violations of current good manufacturing practice (CGMP) requirements in connection with the February 2024 FDA inspection at the Watertown facility and the associated February 2024 Form FDA-483, specifically related to the manufacturing of YUTIQ®. The Warning Letter does not represent a final FDA determination of compliance. The Warning Letter requires that we implement certain corrective and preventive actions, including improvements to the process by which we investigate unexplained discrepancies, the implementation of additional written procedures for production and process control, and the adoption of additional control procedures to monitor the output and to validate the performance of manufacturing processes. Addressing FDA observations and advancing quality initiatives are key priorities for the Company, and the Company has implemented and plans to further implement improvements to strengthen quality and sustainable compliance. We responded to the FDA on August 1, 2024 and, based on current information, we believe the supply of YUTIQ® to patients should not be materially interrupted as a result of the Warning Letter. However, if we are unable to remediate the findings to the FDA’s satisfaction, we may face additional consequences including an inability to satisfy our obligations under our supply agreements with ANI and Ocumension and possible FDA regulatory or legal actions. Notwithstanding, based on current information, we believe our other products in development, including DURAVYU™, are not impacted by this regulatory action.

Our manufacturing operations currently depend on our Watertown, MA and Northbridge, MA facilities. If either location is destroyed or out of operation, our business may be adversely impacted.

We currently conduct our manufacturing operations related to YUTIQ® in our facility located in Watertown, MA. If regulatory, manufacturing or other problems, require us to suspend or discontinue production at our Watertown, MA facility, we will not be able to have or maintain adequate commercial supply of YUTIQ®, which would adversely impact our business. On January 23, 2023, the Company entered into a lease agreement for its new standalone manufacturing facility, including office and lab space located at 600 Commerce Drive, Northbridge, Massachusetts. The facility is Good Manufacturing Practice (GMP) compliant to meet U.S. FDA and European Medicines Agency (EMA) standards and support DURAVYU™’s clinical supply and commercial readiness upon regulatory approval. In addition, the building has the capacity and capabilities to support our commercial business and expanding pipeline. If either facility or the equipment in it is significantly damaged or destroyed by fire, flood, power loss, or similar events, we may not be able to quickly or inexpensively replace such facility. In the event of a temporary or protracted loss of either facility or equipment, we might not be able to transfer manufacturing to a third party. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with necessary regulatory requirements.

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

Changes in U.S. and international trade policies may adversely impact our business and operating results.

From time to time, proposals are made to significantly change existing trade agreements and relationships between the U.S. and other countries. In recent years, the U.S. government has implemented substantial changes to U.S. trade policies, including import restrictions, increased import tariffs and changes in U.S. participation in multilateral trade agreements. Because some of our manufacturers and suppliers are located in China and other foreign countries, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or foreign governments, as well as political unrest or unstable economic conditions in foreign countries. The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. For example, on February 1, 2025, President Donald Trump signed executive orders imposing a 25% tariff on certain imports from Mexico and Canada, and a 10% tariff on certain imports from China, which were to take effect on February 4, 2025. A 30-day pause was granted to Canada and Mexico but the tariffs did take effect on March 4, 2025. In March 2025, the administration announced plans to impose an additional 10% tariff on certain imports from China. These newly proposed and imposed tariffs have resulted in threatened and actual retaliatory tariffs against U.S. goods. Our components may in the future be subject to these tariffs, which could increase our manufacturing costs and could make our products, if successfully developed and approved, less competitive than those of our competitors whose inputs are not subject to these tariffs. We may otherwise experience supply disruptions or delays, and our suppliers may not continue to provide us with clinical supply in our required quantities, to our required specifications and quality levels or at attractive prices. In addition, certain Chinese biotechnology companies and CMOs may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. Such disruption could have adverse effects on the development of our product candidates and our business operations.

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

A small concentration of approximately ten stockholders beneficially own 67% of our total outstanding common stock, which gives certain stockholders significant control over matters subject to stockholder approval, which would prevent new investors from influencing significant corporate decisions.

Approximately 10 stockholders beneficially own an aggregate of 67% of our outstanding shares of common stock, as of February 24, 2025. These stockholders have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors, and any merger, consolidation or sale of all or substantially all of our assets. In addition, the concentration of voting power in these certain stockholders may: (i) delay, defer or prevent a change in control; (ii) entrench our management and Board; or (iii) delay or prevent a merger, consolidation, takeover, or other business combination involving us on terms that other stockholders may desire.

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

Development and commercialization of our product candidate strategies will require additional managerial, operational, sales, marketing, financial, and other resources. Our current management, personnel, and systems may not be adequate to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, employee turnover, and reduced productivity. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. Future growth would impose significant added responsibilities on members of management, including:

•
overseeing our clinical trials for DURAVYU™ effectively;
•
identifying, recruiting, maintaining, motivating and integrating additional employees, including any research and development personnel engaged in our clinical trials for DURAVYU™;
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

Despite the implementation of security measures, our internal computer systems and those of third parties with which we interact, including our contractors and consultants are vulnerable to computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures, cyberattacks or cyber-intrusions over the Internet, or malicious links within or attachments to emails. Cybersecurity incidents or significant disruptions may be caused intentionally or unintentionally by persons inside or outside our organization. The risk of a cybersecurity incident or significant disruption to our computer systems and those on which we rely, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.

As part of our business, we and our vendors maintain large amounts of confidential information, including non-public personal information on patients and our employees. A cybersecurity incident or significant disruption to our computer systems or those on which we rely could result in compromise of, or unauthorized access to or acquisition of, proprietary, confidential, or personal information collected in the course of conducting our business; potential regulatory actions or increased regulatory scrutiny; litigation, including material claims for damages, interruption to our operations; significant remediation expenses; increased cybersecurity protection and insurance costs; damage to our reputation; or otherwise have a material adverse effect on our business, financial condition and operating results. In addition, the cost and operational consequences of responding to a cybersecurity incident and implementing remediation measures could be significant.

We have information security policies and systems in place designed to prevent unauthorized access to, use, or disclosure of confidential information, including non-public personal information, but there can be no assurance that such access, use, or disclosure will not occur. or that a court or regulator will agree that the measures we have put in place are reasonable, appropriate, or adequate. Furthermore, while we may be entitled to damages if our third-party service providers or other business partners fail to satisfy their security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

If we fail to comply with data protection laws and regulations, we could be subject to government enforcement actions, which could include civil or criminal penalties, as well as private litigation and/or adverse publicity, any of which could negatively affect our operating results and business.

We may be subject to laws and regulations that address privacy and data security in the U.S. and in states in which we conduct our business. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. In the U.S., numerous federal and state laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information, including state data breach notification laws, state health information privacy laws, state genetic privacy laws, and federal and state consumer protection and privacy laws (including, for example, Section 5 of the FTC Act and the Health Breach Notification Rule, and the CCPA, as amended by the CPRA). Compliance with these laws is difficult, constantly evolving, and time consuming. In addition, state laws govern the privacy and security of health, research and genetic information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws and regulations could result in government enforcement actions and create liability for us, which could include civil and/or criminal penalties, as well as private litigation and/or adverse publicity that could negatively affect our operating results and business.

For instance, HIPAA imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of protected health information and imposes notification obligations in the event of a breach of the privacy or security of protected health information on entities subject to HIPAA and their business associates that perform certain activities that involve the use or disclosure of protected health information on their behalf. We may obtain health information from third parties (e.g., research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA – other than potentially with respect to providing certain employee benefits – we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

In addition, the CCPA establishes certain requirements for data use and sharing transparency and provides California consumers (as defined in the law) certain rights concerning the use, disclosure, and retention of their personal data. In November 2020, California voters approved the California Privacy Rights Act (CPRA) ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (CPPA). The amendments introduced by the CPRA went into effect on January 1, 2023, and implementing regulations continue to evolve under the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California consumers have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations or limitations in areas affecting our business. For example, other states, including Virginia, Colorado, Utah, Indiana, Iowa, Tennessee, Montana, Texas, and Connecticut have enacted privacy laws similar to the CCPA that impose new obligations or limitations in areas affecting our business. These laws and regulations are evolving and subject to interpretation and may impose limitations on our activities or otherwise adversely affect our business. The obligations to comply with the CCPA and evolving legislation may require us, among other things, to update our notices and develop new processes internally and with our partners. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act (FTC Act). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. With respect to privacy, the FTC also sets expectations that companies honor the privacy promises made to individuals about how the company handles consumers’ personal information; any failure to honor promises, such as the statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act. Enforcement by the FTC under the FTC Act can result in civil penalties or decades-long enforcement actions. The FTC also has the power to enforce the Health Breach Notification Rule, which imposes notification obligations on companies for breaches of certain health information contained in personal health records. The FTC has brought enforcement actions under both Section 5 of the FTC Act and the Health Breach Notification Rule.

Additionally, artificial intelligence (AI)-based solutions , including generative AI, are increasingly being used in the pharmaceutical industry (including by us). There is a global trend towards more regulation (e.g., the EU AI Act and AI laws passed in the U.S. states) to ensure the ethical use, privacy, and security of AI and the data that it processes. The misuse of AI solutions may give rise to liability, lead to the loss of trade secrets or other intellectual property, result in reputational harm, or lead to outcomes with unintended biases or other consequences. Any of these events could have a material adverse effect on our business.

If we, our agents, or our third party partners fail to comply or are alleged to have failed to comply with these or other applicable data protection and privacy laws and regulations, or if we were to experience a cybersecurity incident involving personal information, we could be subject to government enforcement actions or private lawsuits. Any associated claims, inquiries, or investigations or other government actions could lead to unfavorable outcomes that have a material impact on our business including through significant penalties or fines, monetary judgments or settlements including criminal and civil liability for us and our officers and directors, increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, or other remedies that harm our business, including orders that we modify or cease existing business practices.

Outside the U.S., the legislative and regulatory landscape for privacy and data security continues to evolve. There has been increased attention to privacy and data security issues that could potentially affect our business, including the EU General Data Protection Regulation including as implemented in the UK, (collectively, GDPR), which imposes penalties for the most serious breaches of up to EUR 20 million or 4% of a noncompliant company’s annual global revenue, whichever is greater. The GDPR regulates the processing of personal data (including health data from clinical trials) and places certain obligations on the processing of personal data including ensuring the lawfulness of processing personal data (including obtaining valid consent of the individuals to whom the personal data relates, where applicable), the processing details disclosed to the individuals, the adequacy, relevance and necessity of the personal data collected, the retention of personal data, the sharing of personal data with third parties, the transfer of personal data out of the European Economic Area/UK to third countries including the U.S., contracting requirements (such as with clinical trial sites and vendors), the use of personal data in accordance with individual rights, the security of personal data cybersecurity incident notifications. Data protection authorities from the different European Member States and the UK may interpret the GDPR and applicable related national laws differently and impose requirements additional to those provided in the GDPR and that sit alongside the GDPR, as set out under applicable local data protection law. In addition, guidance on implementation and compliance practices may be issued, updated or otherwise revised. Enforcement by European and UK regulators is generally active, and failure to comply with the GDPR or applicable Member State/UK local law may result in fines, amongst other things (such as notices requiring compliance within a certain timeframe). Further, the UK Government may amend/update UK data protection law, which may result in changes to our business operations and potentially incur commercial cost.

European/UK data protection laws, including the GDPR, generally restrict the transfer of personal data from the European Economic Area (EEA), United Kingdom, and Switzerland, to the U.S. and most other countries (except those deemed to be adequate by the European Commission/UK Secretary of State as applicable) unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. Some available lawful transfer mechanisms are under scrutiny and in flux, such as the European Commission’s Standard Contractual Clauses (SCCs). For example, on September 12, 2024, the European Commission announced that it will launch a public consultation on additional standard contractual clauses for international transfers of personal data to non-EU controllers and processors that are subject to the EU GDPR extra-territorially. And on July 10, 2023, the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework, meaning that personal data can now flow freely from the EEA to U.S. companies that participate in the Data Privacy Framework. There are also recent developments regarding data transfers in the UK, which formally approved two mechanisms for transferring UK data overseas and that came into force on March 21, 2022: the International Data Transfer Agreement or the International Data Transfer Addendum to the SCCs. The UK Information Commissioner’s Office also issued guidance on how to approach undertaking risk assessments for transfers of UK data to non-adequate countries outside the UK.

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

We use a risk-based approach with respect to our use and oversight of third-party service providers. We use a number of means to assess cyber risks related to our third-party service providers, including maintaining vendor questionnaires/conducting due diligence in connection with onboarding new vendors and engaging in periodic reviews thereafter as appropriate. We also maintain cybersecurity insurance providing coverage for certain costs related to cybersecurity-related incidents that impact our own systems, networks, and technology or the systems, networks and technology of our contractors, consultants, vendors and other business partners.

Process for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats

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

Our team leverages over 25 years of experience in various IT leadership roles, including oversight of cyber security functions. Our SVP of IT, and her team, is responsible for the day-to-day management of the cybersecurity program.

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

Cybersecurity Risks

Our cybersecurity risk management processes are integrated into our overall Enterprise Risk Management (“ERM”) process. As part of our ERM process, department leaders identify, assess, and evaluate risks impacting our operations across the Company, including those risks related to cybersecurity. Department leaders are asked to consider the severity and likelihood of certain risk factors, drawing upon their company knowledge and past business experience. While we maintain a robust cybersecurity program, the techniques used to infiltrate information technology systems continue to evolve. Accordingly, we may not be able to timely detect threats or anticipate and implement adequate security measures. For additional information, see “Item 1A—Risk Factors.” As of December 31, 2024, we have not experienced any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents or threats, that have materially affected the business strategy, results of operations or financial condition of the Company or are reasonably likely to have such a material effect.

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

On January 23, 2023, we entered into a lease agreement with V.E. Properties IX, LLC for a new standalone manufacturing facility, including office and lab space located at 600 Commerce Drive, Northbridge, Massachusetts. The new leased premises consist of approximately 41,141 square feet. The lease includes a non-cancellable lease term of fifteen years and four months, with two options to extend the lease term for two additional terms of either five years or ten years at 95% of the then-prevailing fair market rent. The lease term, under ASC 842, commenced during the second quarter of 2024. The Company entered into an amendment to the Northbridge Lease, effective September 30, 2024. Pursuant to the amendment, the Company's obligation to pay base rent began March 1, 2025. The Company is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the trading symbol “EYPT.” As of February 28, 2025, we had approximately 36 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Equity Compensation Plan Information

Information required by Item 5 of Form 10-K regarding our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Other than as previously disclosed in our Current Reports on Form 8-K or Quarterly Reports on Form 10-Q filed with the SEC, we did not issue any unregistered equity securities during the 12 months ended December 31, 2024.

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

The following Management’s Discussion and Analysis (MD&A) provides a narrative of our results of operations for the year ended December 31, 2024, and the comparable period ended December 31, 2023, respectively, and our financial position as of December 31, 2024 and 2023, respectively. The MD&A should be read together with our consolidated financial statements and related notes included in this Annual Report on Form 10-K.

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

Fiscal 2024 Overview

The fiscal year ended December 31, 2024, was highlighted by the following events:

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
Positive twelve-month safety and efficacy data from the Phase 2 DAVIO 2 clinical trial evaluating DURAVYU™ for the treatment of wet AMD
o
The VERONA trial, a Phase 2 trial of DURAVYU™ in DME patients has completed enrollment with 27 patients
•
In July 2024, Marcia Sellos-Moura, formerly SVP, Program Leadership, assumed a new position as SVP, Head of Development and Program Management, continuing to report to Dr. Jay S. Duker, President and CEO of the Company. In her expanded role, Dr. Sellos-Moura will manage both the R&D and Product Development teams in addition to Program Management.
•
On September 3, 2024, we announced the appointment of esteemed industry leader Fred Hassan to our Board of Directors.
•
On October 31, 2024, we completed an underwritten public offering with gross proceeds of $161.0 million. We sold 14,636,363 shares of our common stock, which included the exercise in full by the underwriters of their option to purchase an additional 1,909,090 shares of common stock. The shares of common stock were sold at a public offering price of $11.00 per share.
•
In October 2024, we announced the grand opening of our Northbridge, MA manufacturing facility. The 40,000 square foot Good Manufacturing Process (cGMP) compliant commercial manufacturing facility was built to meet U.S. FDA and

European Medicines Agency (EMA) and will support global manufacturing across our portfolio, including lead pipeline asset, DURAVYU™ upon potential regulatory approval.

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
•
In May 2024, we announced topline results of our Phase 2 PAVIA clinical trial evaluating DURAVYU™ (vorolanib intravitreal insert), previously known as EYP-1901, in patients with non-proliferative diabetic retinopathy (NPDR). The data demonstrated that DURAVYU™ has a biologic effect in patients with NPDR with a favorable safety and tolerability profile, however the trial did not meet the pre-specified primary endpoint. The Company has no plans to further advance DURAVYU™ in NPDR.
•
In May 2024, we completed enrollment in the VERONA trial, a Phase 2 trial of DURAVYU™ in DME patients. The trial enrolled 27 patients with topline data anticipated in the first quarter of 2025.
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
•
In August 2024, we presented on sustained-release vorolanib highlighting selective pan-VEGF receptor inhibition and anti-angiogenic effects in VEGF-mediated ocular diseases at the American Retina Forum (ARF) 2024 National Meeting demonstrating the durable efficacy, reliable safety and reduced injection burden of treatment with DURAVYU™.
•
In September 2024, we presented a comparison of tyrosine kinase inhibitors being developed for intravitreal delivery at the Retina Society 57th Annual Meeting, demonstrating the differentiation of DURAVYU™ with immediate bioavailability and controlled release via zero-order kinetics for at least six months.
•
In October 2024, we announced positive interim 16-week data for the ongoing open label Phase 2 VERONA clinical trial of DURAVYU™ for DME. DURAVYU™ 2.7mg demonstrated an early, sustained, and clinically meaningful improvement in BCVA and anatomical control as measured by optical coherence tomography (OCT) versus the aflibercept control arm. Notably, both DURAVYU™ doses showed an immediate benefit over aflibercept control in both BCVA and CST demonstrating the differentiated drug release profile of DURAVYU™ with immediate bioavailability. Additionally, a favorable safety and tolerability profile continued for both DURAVYU™ arms.
•
In October 2024, we announced first patient dosed in the Phase 3 LUGANO clinical trial of DURAVYU™ in wet AMD. Subsequently, in December 2024, we announced the first patient dosed in the second Phase 3 LUCIA clinical trial of DURAVYU™ in wet AMD. The LUGANO and LUCIA clinical trials are designed for potential global regulatory and commercial success with every six-month re-dosing in both trials. With over 160 trial sites committed and robust DAVIO 2 data the company anticipates rapid enrollment of both trials with topline data anticipated in 2026.
•
In October 2024, we presented DAVIO 2 twelve-month data at the American Academy of Ophthalmology (AAO) 2024 Subspecialty Day, at the 24th EURetina Congress in September and the Retina Society 57th Annual Meeting in September.
•
In February 2025, we announced positive six-month results for the ongoing Phase 2 VERONA clinical trial evaluating DURAVYU™. The clinical trial met its primary endpoint with extended time to first supplemental injection compared to aflibercept control for both DURAVYU™ doses. The trial also demonstrated clinically meaningful outcomes including continued safety with no DURAVYU™ related ocular or systemic serious adverse events (SAEs) and an early and sustained improvement in vision and anatomical control. DURAVYU™ 2.7mg demonstrated a +7.1 letter BCVA gain and

76-micron CST reduction at week 24, with a supplement-free rate of 73% versus 50% for eyes treated with aflibercept. These positive Phase 2 VERONA results add to a robust dataset across another key indication demonstrating the best-in-class potential for DURAVYU™ in serious retinal diseases.

Recent Developments

•
On January 8, 2025, we announced the appointment of renowned retina specialist and industry pioneer Reginald J. Sanders, M.D., FASRS to the Company’s Board of Directors.
•
In February 2023, we entered into a research collaboration with RallyBio Corporation to evaluate sustained delivery of their inhibitor of complement component 5 (C5) using our proprietary Durasert E™ technology for sustained intraocular drug delivery. The Company and Rally Bio terminated their research collaboration in Q1 of 2025.

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

Product sales, net — Effective January 2023, commercial sales of DEXYCU® were no longer supported by the Company, remaining available only through specialty distributors. Effective May 2023, YUTIQ® has been and continues to be sold under commercial supply agreements with Alimera Sciences, Inc. (Alimera) and Ocumension Therapeutics (Ocumension). On September 16, 2024, ANI Pharmaceuticals, Inc. (ANI) announced the completion of the acquisition of Alimera. The acquisition does not impact the terms of the commercial supply agreements (see Note 3). The current supply agreement between the Company and ANI for the supply of YUTIQ® will not renew and, effective June 1, 2025, the Company will no longer be responsible for manufacturing of YUTIQ® for the U.S. market.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, we do not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less. None of our contracts contained a significant financing component as of December 31, 2024.

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

Please refer to Note 3 for further details on the license and collaboration agreements into which we have entered and corresponding amounts of revenue recognized for the years ended December 31, 2024 and 2023.

Recognition of Expense in Outsourced Clinical Trial Agreements

We record accruals for estimated ongoing research and development costs, including costs with respect to outsourced agreements for clinical trials with contract research organizations (CROs). When recording these prepaid and accrued expenses, we analyze progress of the studies, including the phase or completion of events, invoices received, payments made, contracted costs, communications with third-party vendors, and internal tracking of the work performed to date. Judgments and estimates are made in determining the prepaid and accrued balances at the end of any reporting period. Payments made in advance of services provided are recorded as prepaid research and development costs and recognized as expense in the period the expense is incurred. In determining the prepaid and accrued balances, we make assessments of the services performed based on various factors, including reporting from third-party CROs and internal tracking of work performed during the period, which are subject to management’s judgment. Actual results could differ from our estimates.

Results of Operations

Years Ended December 31, 2024 and 2023 (in thousands except percentages)

	Year ended December 31,		Change
	2024	2023	Amounts	%

Revenues:
Product sales, net	$3,164	$14,232	$(11,068)	-78%
License and collaboration agreements	38,496	30,797	7,699	25%
Royalty income	1,613	989	624	63%
Total revenues	43,273	46,018	(2,745)	-6%
Operating expenses:
Cost of sales	3,712	4,632	(920)	-20%
Research and development	132,926	64,662	68,264	106%
Sales and marketing	131	11,689	(11,558)	-99%
General and administrative	52,358	40,102	12,256	31%
Total operating expenses	189,127	121,085	68,042	56%
Loss from operations	(145,854)	(75,067)	(70,787)	94%
Other income (expense):
Interest and other income, net	15,088	6,949	8,139	117%
Interest expense	(14)	(1,247)	1,233	-99%
Gain (loss) on extinguishment of debt	—	(1,347)	1,347	-100%
Total other income, net	15,074	4,355	10,719	246%
Net loss before income taxes	$(130,780)	$(70,712)	$(60,068)	85%
Provision for income taxes	$(90)	$(83)	$(7)	8%
Net loss	$(130,870)	$(70,795)	$(60,075)	85%
Net loss per share - basic and diluted	$(2.32)	$(1.82)	$(0.50)	27%
Weighted average shares outstanding - basic and diluted	56,298	38,904	17,394	45%

Product Sales, net

Product sales, net represents the gross sales of YUTIQ®. Product sales, net decreased by $11.1 million, or 78%, to $3.2 million for 2024 compared to $14.2 million for 2023. This decrease was driven by the agreement to license YUTIQ® product rights to ANI in May 2023. During the year ended December 31, 2024, the Company recognized $2.6 million of revenue from sales of product supply to ANI under the commercial supply agreement (CSA).

Customer demand had a direct impact on product orders from our specialty distributors that we recorded as net product sales. Net product revenue represented product purchased by our distributors whereas customer demand represented purchases of product by physician practices and ASCs from our specialty distributors.

License and collaboration agreement

License and collaboration agreement revenues increased by $7.7 million, to $38.5 million in 2024 compared to $30.8 million for 2023. This increase was driven by a full year of revenue recognized as the combined performance obligations under the ANI license and supply agreement are fulfilled, compared to eight months of recognition in the prior year.

Royalty Income

Royalty income increased by $0.6 million, or 63%, to $1.6 million in 2024 compared to $1.0 million for 2023. The increase was primarily attributable to increased Ocumension Therapeutics royalties from YUTIQ® product sales in China.

Cost of Sales

Cost of sales decreased by $0.9 million to $3.7 million for 2024 from $4.6 million for 2023. This decrease was primarily due to lower commercial product sales year over year.

Research and Development

The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023

Direct research and development expenses by program:
DURAVYU™	$70,818	$32,014
Other direct research and development	2,656	714
Unallocated expenses:
Personnel (including stock based compensation)	49,676	28,274
Facilities	1,974	175
Other	7,802	3,485
Total research and development expenses	132,926	64,662

Research and development expenses increased by $68.3 million, or 106%, to $132.9 million for 2024 from $64.7 million in the prior year. This increase was attributable primarily to (i) $26.6 million in increased clinical trial costs, related to the ongoing Phase 2 DAVIO2, PAVIA, and VERONA clinical trials of DURAVYU™ and initiation of Phase 3 LUGANO and LUCIA trials of DURAVYU™, (ii) $21.4 million of increased personnel related costs across the research and clinical organizations, including a $13.8 million increase of stock-based compensation due mainly to increased share price of grants, (iii) $11.7 million in increased spend related to non clinical trial development of DURAVYU™, and (iv) a $5.0 million milestone payment made in connection with the completion of a Phase 2 clinical trial.

Sales and Marketing

Sales and marketing expenses decreased by $11.6 million, or 99%, to $0.1 million for 2024 from $11.7 million for 2023. This decrease was primarily driven by discontinuation of YUTIQ® commercialization activities due to the agreement that granted the license and rights to YUTIQ® to ANI in May 2023.

General and Administrative

General and administrative expenses increased by $12.3 million, or 31%, to $52.4 million for 2024 from $40.1 million for 2023. This increase was attributable primarily to a (i) $13.6 million increase in personnel and related expenses, including a $11.2 million increase of stock-based compensation due mainly to increased share price of grants. This increase was partially offset by $1.3 million reduction in professional fees in 2024 compared to 2023.

Interest (Expense) Income

Interest income from investments in marketable securities and institutional money market funds increased by $8.1 million, to $15.1 million for 2024 compared to $6.9 million for 2023. This increase was due primarily to an increase in cash invested in marketable securities. We anticipate a decrease in interest income in immediate future periods due to lower interest earned on our cash and investment balances due to a general decrease in market interest rates.

Interest expense decreased by $1.2 million, or 99%, to $0.0 million for 2024, compared to $1.2 million for 2023. We incurred lower interest expense due to the repayment of the SVB Loan (as the term is defined below) on May 17, 2023.

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

Liquidity and Capital Resources

We have had a history of operating losses and an absence of significant recurring cash inflows from revenue, and at December 31, 2024, we had a total accumulated deficit of $873.0 million. Our operations have been financed primarily from public and private offerings of our common stock, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from collaboration partners.

Financing Activities

Also during the year ended December 31, 2024, we completed an underwritten public offering with gross proceeds of $161.0 million. The Company sold 14,636,363 shares of its common stock, which included the exercise in full by the underwriters of their option to purchase an additional 1,909,090 shares of common stock. The shares of common stock were sold at a public offering price of $11.00 per share.

During the year ended December 31, 2024, we sold 1,299,506 shares of our common stock under the ATM facility at a weighted average price of $9.36 per share for gross proceeds of approximately $12.2 million. Share issue costs, including sales agent commissions, totaled approximately $0.4 million.

During the year ended December 31, 2023, we sold 15,294,116 shares in the December 2023 underwritten stock offering for gross proceeds of $230.0 million, and we sold 902,769 shares of our Common Stock utilizing our at-the-market facility (ATM) at a weighted average price of $11.05 per share for gross proceeds of approximately $10.0 million.

On May 17, 2023, we utilized a portion of the Upfront Payment from the ANI PRA (see Note 3) and repaid in full all outstanding amounts under the SVB Loan Agreement. The SVB Loan Agreement was then terminated, and all security interests and other liens granted to or held by the Lender were terminated and released.

Future Funding Requirements

At December 31, 2024, we had cash, cash equivalents, and investments in marketable securities of $370.9 million. We expect that our cash and investments in marketable securities will enable us to fund our operations into 2027. Due to the difficulty and uncertainty associated with the design and implementation of clinical trials, we will continue to assess our cash and cash equivalents, investments in marketable securities, and future funding requirements. However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations.

Actual cash requirements could differ from management’s projections due to many factors including additional investments in research and development programs, clinical trial expenses for DURAVYU™ and potentially EYP-2301, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

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

Our consolidated statements of historical cash flows are summarized as follows (in thousands):

	Year ended December 31,
	2024	2023	Change
Cash flows from operating activities:
Net loss	$(130,870)	$(70,795)	$(60,075)
Changes in operating assets and liabilities	(27,773)	58,882	(86,655)
Other adjustments to reconcile net loss to cash flows from operating activities:	32,417	13,788	18,629
Net cash (used in) provided by operating activities	$(126,226)	$1,875	$(128,101)
Net cash (used in) provided by investing activities	$(219,355)	$(3,315)	$(216,040)
Net cash provided by (used in) financing activities	$164,022	$187,070	$(23,048)

Operating cash outflows for the year ended December 31, 2024, totaled $126.2 million, primarily due to our net loss of $130.9 million offset by $32.4 million of non-cash expenses, which included $36.7 million of stock-based compensation. This was further offset by changes in working capital of $27.8 million, including $30.6 million of deferred revenue related to the agreement to license YUTIQ® product rights to ANI offset by $2.9 million of other working capital changes.

Operating cash inflows for the year ended December 31, 2023, totaled $1.9 million, primarily due to our net loss of $70.8 million reduced by $13.8 million of non-cash expenses, which included $12.1 million of stock-based compensation, $1.3 million of loss on extinguishment of debt, and $0.7 million for the provision of excess and obsolete inventory. This was further offset by changes in working capital of $58.9 million, including $44.5 million of deferred revenue related to the agreement to license YUTIQ® product rights to ANI, and $14.4 million of other working capital changes.

Net cash used in investing activities for the year ended December 31, 2024, consisted of $215.3 million of net cash purchases of marketable securities and $4.1 million for the purchase of property and equipment.

Net cash used in investing activities for the year ended December 31, 2023, consisted of $3.5 million for the purchase of property and equipment, partially offset by $0.2 million of net cash provided by the sale of marketable securities.

Net cash provided by financing activities for the year ended December 31, 2024 totaled $164.0 million and consisted of the following:

(i)
$163.3 million of net proceeds from the issuance of 14,636,363 shares of our common stock in follow on offering and issuance of 1,299,506 shares of our common stock sold utilizing our ATM; and
(ii)
$1.5 million of proceeds from exercise of employee stock options and stock issued under our employee stock purchase plan

Net cash provided by financing activities for fiscal 2023 totaled $187.1 million and consisted of the following:

(i)
$215.9 million of net proceeds from the issuance of 15,294,116 shares of our common stock;
(ii)
$40.5 million used to pay off the SVB loan;
(iii)
$1.4 million used to pay debt extinguishment costs related to the SVB loan;
(iv)
$9.6 million of net proceeds from the issuance of 902,769 shares of our common stock sold utilizing our ATM; and
(v)
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

The information required by this item may be found in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving its desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on this assessment, our management concluded that, as of such date, our internal control over financial reporting was effective based on those criteria.

(b)
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the last quarter of the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2025 annual meeting of stockholders, pursuant to Regulation 14A of the Exchange Act of 1934, also referred to in this Annual Report on Form 10-K as our 2025 Proxy Statement, which we expect to file with the SEC no later than April 30, 2025.

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

Other Information

The other information required to be disclosed in Item 10 is hereby incorporated by reference to our 2025 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be disclosed in Item 11 is hereby incorporated by reference to our 2025 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed in Item 12 is hereby incorporated by reference to our 2025 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed in Item 13 is hereby incorporated by reference to our 2025 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be disclosed in Item 14 is hereby incorporated by reference to our 2025 Proxy Statement.

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

(a)(3) Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

	Articles of Incorporation and By-Laws

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1

3.2	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	10-K	09/13/17	3.2

3.3	Certificate of Correction to Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	8-K	04/02/18	3.1

3.4	Certificate of Amendment of Certificate of Incorporation, as amended of EyePoint Pharmaceuticals, Inc.	8-K	06/27/18	3.1

3.5	By-Laws of EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	3.5

3.6	Amendment No. 1 to the By-Laws of EyePoint Pharmaceuticals, Inc.	8-K	11/06/18	3.1

3.7	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/23/20	3.1

3.8	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	12/08/20	3.1

	Instruments Defining the Rights of Security Holders

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1

4.2	Description of Securities of EyePoint Pharmaceuticals, Inc.	10-K	03/08/24	4.3

	Material Contracts - Management Contracts and Compensatory Plans

10.1†	2008 Equity Incentive Plan, as amended on November 19, 2009	10-K	09/10/15	10.6

10.2†	Form of Stock Option Certificate for grants to executive officers under the pSivida Corp. 2008 Incentive Plan	8-K	09/10/08	10.1

10.3†	EyePoint Pharmaceuticals, Inc. Amended and Restated 2016 Long Term Incentive Plan, as amended	8-K	11/14/22	10.1

10.4†	Form of Stock Option Certificate for grants to executive officers under the EyePoint Pharmaceuticals, Inc. 2016 Long Term Incentive Plan, as amended	10-Q	02/08/18	10.1

10.5†	Form of Stock Option Award Agreement for Inducement grants to executive officers under the EyePoint Pharmaceuticals, Inc. Amended and Restated 2016 Long Term Incentive Plan	10-K	09/18/18	10.15

10.6†	EyePoint Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan, as amended	8-K	06/24/21	10.2

10.7†	EyePoint Pharmaceuticals Inc. 2023 Long-Term Incentive Plan	8-K	06/21/23	10.1

10.8†	Employment Agreement, effective November 1, 2021, between EyePoint Pharmaceuticals, Inc. and Jay S. Duker, M.D.	8-K	11/01/21	10.1

10.9†	First Amendment to Employment Agreement, dated January 3, 2023, by and between EyePoint Pharmaceuticals, Inc. and Jay S. Duker	8-K	01/06/23	10.1

10.10†	Amended and Restated Employment Agreement, dated January 3, 2023, by and between EyePoint Pharmaceuticals, Inc. and George O. Elston	8-K	01/06/23	10.3

10.11†(a)	Form of Indemnification Agreement between EyePoint Pharmaceuticals, Inc. and its officers and directors

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.
10.12†	Second Amendment to Employment Agreement, dated July 10, 2023, by and between EyePoint Pharmaceuticals, Inc. and Jay S. Duker	8-K	07/10/23	10.2

10.13†	Form of Stock Option Award for Inducement Grants to executive officer pursuant to the 2023 LTIP	10-K	03/08/24	10.20

10.14†#	Consulting Agreement dated December 18, 2023 by and between Eyepoint Pharmaceuticals, Inc. and John Landis, PhD	10-K	03/08/24	10.21

10.15†	Employment Agreement, dated March 4, 2024, by and between EyePoint Pharmaceuticals, Inc. and Ramiro Ribeiro, M.D., Ph.D	10-Q	05/09/24	10.1

10.16†	Severance Agreement and General Release, dated August 6, 2024, by and between EyePoint Pharmaceuticals, Inc. and Nancy S. Lurker	10-Q	08/08/24	10.3

10.17†	EyePoint Pharmaceuticals, Inc. Amendment No.1 to 2023 Long-Term Incentive Plan	S-8	08/08/24	10.2

10.18†	EyePoint Pharmaceuticals, Inc. Amendment No. 2 to 2019 Employee Stock Purchase Plan	S-8	08/08/24	10.3

	Material Contracts - Leases

10.19	Lease Agreement between pSivida Corp. and Farley White Aetna Mills, LLC dated November 1, 2013	10-Q	11/13/13	10.1

10.20	First Amendment of Lease, dated February 6, 2014, between Farley White Aetna Mills and pSivida Corp.	10-K	09/18/18	10.24

10.21	Second Amendment of Lease, dated May 17, 2018, between Whetstone Riverworks Holdings, LLC and EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	10.25

10.22	Third Amendment to Lease, dated April 5, 2021, between GRE Riverworks, LLC and EyePoint Pharmaceuticals, Inc.	10-Q	05/05/21	10.1

10.23	Fourth Amendment to Lease, dated March 8, 2022, between GRE Riverworks, LLC and EyePoint Pharmaceuticals, Inc.	10-K	03/14/22	10.28

10.24	Lease Agreement, dated January 23, 2023, between V.E. Properties IX, LLC and EyePoint Pharmaceuticals, Inc.	10-K	03/10/23	10.26

10.25	First Amendment to Northbridge Lease, dated September 30, 2024, by and between EyePoint Pharmaceuticals US, Inc. and 600 CPK LLC	10-Q	11/07/24	10.1

	Material Contracts - License and Collaboration Agreements

10.26	Exclusive License Agreement between EyePoint Pharmaceuticals, Inc. and Equinox Science, LLC	10-K	03/16/20	10.32

10.27	Amendment #1 to Exclusive License Agreement, dated May 2, 2022, by and between EyePoint Pharmaceuticals, Inc. and Equinox Sciences, LLC	10-Q	08/05/22	10.1

10.28	Exclusive License Agreement, dated May 2, 2022, by and between EyePoint Pharmaceuticals, Inc. and Betta Pharmaceuticals, Co., Ltd.	10-Q	08/05/22	10.2

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

10.29	Product Rights Agreement, dated May 17, 2023, by and between EyePoint Pharmaceuticals, Inc. and Alimera Sciences, Inc.	8-K	05/18/23	2.1

10.30	Commercial Supply Agreement, dated May 17, 2023, by and between EyePoint Pharmaceuticals, Inc. and Alimera Sciences, Inc.	8-K	05/18/23	10.1

10.31	Memorandum of Understanding, dated August 26, 2024, by and between EyePoint Pharmaceuticals, Inc. and Ocumension Therapeutics	10-Q	11/07/24	10.2

	Material Contracts - Other Agreements

10.32	Agreement and Plan of Merger, dated March 28, 2018, by and among pSivida Corp., Oculus Merger Sub, Inc., Icon Bioscience, Inc. and Shareholder Representative Services LLC	8-K	03/29/18	10.5

10.33	Controlled Equity OfferingSM Sales Agreement, dated August 5, 2020, by and between EyePoint Pharmaceuticals, Inc. and Cantor Fitzgerald & Co.	8-K	08/05/20	1.1

10.35	Royalty Purchase Agreement, dated December 17, 2020, by and between EyePoint Pharmaceuticals, Inc. and SWK Funding, LLC	10-K	03/12/21	10.36

19.1(a)	Insider Trading Policy

21.1(a)	Subsidiaries of EyePoint Pharmaceuticals, Inc.

23.1(a)	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP

31.1(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2(a)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1(b)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(b)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1(a)	EyePoint Pharmaceuticals, Inc. Incentive Compensation Recovery Policy, dated September 17, 2023

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

# Portions of this exhibit have been omitted in compliance with Item 601 of Regulation S-K.

† Indicates management contract or compensatory arrangement.

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
Date: March 6, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/S/ GÖRAN ANDO	Chair of the Board of Directors	March 6, 2025
Göran Ando, M.D.

/S/ NANCY LURKER	Vice Chair of the Board of Directors	March 6, 2025
Nancy Lurker

/S/ JAY S. DUKER	President, Chief Executive Officer and Director	March 6, 2025
Jay S. Duker, M.D.	(Principal Executive Officer)

/S/ GEORGE O. ELSTON	Executive Vice President and Chief Financial Officer	March 6, 2025
George O. Elston	(Principal Financial Officer and Principal Accounting Officer)

/S/ WENDY DICICCO	Director	March 6, 2025
Wendy DiCicco

/S/ JOHN LANDIS	Director	March 6, 2025
John Landis

/S/ KAREN ZADEREJ	Director	March 6, 2025
Karen Zaderej

/S/ STUART DUTY	Director	March 6, 2025
Stuart Duty

/S/ FRED HASSAN	Director	March 6, 2025
Fred Hassan

/S/ REGINALD J. SANDERS	Director	March 6, 2025
Reginald J. Sanders, M.D.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of EyePoint Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EyePoint Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Prepaid and Accrued Clinical Trial Expenses — Refer to Notes 2, 4, and 7 to the financial statements

Critical Audit Matter Description

As disclosed in Note 2 to the financial statements, the Company records accruals for estimated ongoing research and development costs, including costs with respect to outsourced agreements for clinical trials with contract research organizations (CROs). When recording these prepaid and accrued expenses, the Company analyzes the progress of each of its studies, including the phase or completion of events, invoices received, payments made, contracted costs, communications with third-party vendors, and internal tracking of the work performed to date. Judgments and estimates are made in determining the prepaid and accrued balances at the end of any reporting period. Payments made in advance of services provided are recorded as prepaid research and development costs. Expenses incurred in excess of amounts invoiced are recorded as accrued expenses. In determining the prepaid and accrued clinical trial balances, management makes its assessment of the services performed based on various factors, including reporting from third-party CROs and internal tracking of work performed during the period, which are subject to management’s judgment.

We identified auditing the estimates of the progress to completion of events performed by a CRO related to the Company’s two Phase III clinical trials as a critical audit matter due to (i) the trials commencing in the current year, (ii) size of the trials in terms of activity and dollar amount, (iii) the level of judgment required by management and (iv) the increased audit effort in performing procedures to evaluate the reasonableness of management’s estimates of progress to completion.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to accrued and prepaid clinical trial costs included the following, among others:

•
Tested the design and implementation of relevant controls over the estimation of prepaid and accrued clinical trial expenses.
•
For the contracts with the third-party CROs performing research and development for the Phase III clinical trials, we performed the following :
o
Evaluated the appropriateness of the method used by management to develop its estimates of progress to completion of specific events.
o
Tested the completeness and accuracy of the underlying data used in the estimates of progress to completion through inspection of the terms of the contracts and statements of work between the Company and the third-party CRO and testing of actual billed expenses under the contracts.
o
Performed corroborating inquiries with Company personnel responsible for overseeing the activities performed by the CRO, which may include the CRO’s estimate of completed tasks or progress of completion of certain tasks within the study.
o
Tested the current and non-current balance sheet classification of the prepaid clinical trial expenses by examining supporting documentation

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 6, 2025

We have served as the Company's auditor since 2008.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$99,704	$281,263
Marketable securities	271,209	49,787
Accounts and other receivables, net	607	805
Prepaid expenses and other current assets	9,481	9,039
Inventory	2,305	3,906
Total current assets	383,306	344,800
Property and equipment, net	8,177	5,251
Operating lease right-of-use assets	21,000	4,983
Restricted cash	150	150
Other assets	5,832	—
Total assets	$418,465	$355,184
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,721	$6,504
Accrued expenses	18,103	17,521
Deferred revenue	17,784	38,592
Other current liabilities	1,440	646
Total current liabilities	49,048	63,263
Deferred revenue – noncurrent	10,853	20,692
Operating lease liabilities – noncurrent	21,858	4,906
Other noncurrent liabilities	205	—
Total liabilities	81,964	88,861
Contingencies (Note 15)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at December 31, 2024 and December 31, 2023; 68,266,005 and 49,043,074 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	68	49
Additional paid-in capital	1,208,421	1,007,556
Accumulated deficit	(873,016)	(742,146)
Accumulated other comprehensive income	1,028	864
Total stockholders' equity	336,501	266,323
Total liabilities and stockholders' equity	$418,465	$355,184

See notes to consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands except per share data)

	Year ended
	December 31,
	2024	2023
Revenues:
Product sales, net	$3,164	$14,232
License and collaboration agreements	38,496	30,797
Royalty income	1,613	989
Total revenues	43,273	46,018
Operating expenses:
Cost of sales	3,712	4,632
Research and development	132,926	64,662
Sales and marketing	131	11,689
General and administrative	52,358	40,102
Total operating expenses	189,127	121,085
Loss from operations	(145,854)	(75,067)
Other (expense) income:
Interest and other income, net	15,088	6,949
Interest expense	(14)	(1,247)
Loss on extinguishment of debt	—	(1,347)
Total other income, net	15,074	4,355
Net loss before income taxes	$(130,780)	$(70,712)
Provision for income taxes	$(90)	$(83)
Net loss	$(130,870)	$(70,795)
Net loss per share:
Basic and diluted	$(2.32)	$(1.82)
Weighted average common shares outstanding:
Basic and diluted	56,298	38,904
Net loss	$(130,870)	$(70,795)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	164	78
Comprehensive loss	$(130,706)	$(70,717)

See notes to consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance at January 1, 2023	34,082,934	$34	$766,899	$(671,351)	$786	$96,368
Net loss	—	—	—	(70,795)	—	(70,795)
Other comprehensive gain	—	—	—	—	78	78
Issuance of stock, net of issue costs	14,432,180	15	225,392	—	—	225,407
Employee stock purchase plan	107,056	—	422	—	—	422
Exercise of stock options	260,321	—	2,955	—	—	2,955
Vesting of stock units	160,583	—	(169)	—	—	(169)
Stock-based compensation	—	—	12,057	—	—	12,057
Balance at December 31, 2023	49,043,074	$49	$1,007,556	$(742,146)	$864	$266,323

Balance at January 1, 2024	49,043,074	$49	$1,007,556	$(742,146)	$864	$266,323
Net loss	—	—	—	(130,870)	—	(130,870)
Other comprehensive gain	—	—	—	—	164	164
Issuance of stock, net of issue costs	15,935,869	16	162,642	—	—	162,658
Cashless exercise of warrants	2,206,442	2	(2)	—	—	—
Employee stock purchase plan	49,896	—	470	—	—	470
Exercise of stock options	641,210	1	5,527	—	—	5,528
Vesting of stock units	389,514	—	(4,512)	—	—	(4,512)
Stock-based compensation	—	—	36,740	—	—	36,740
Balance at December 31, 2024	68,266,005	$68	$1,208,421	$(873,016)	$1,028	$336,501

See notes to consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(130,870)	$(70,795)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation of property and equipment	1,540	464
Amortization of debt discount and premium and discount on available-for-sale marketable securities	(5,953)	(856)
Provision for excess and obsolete inventory	—	693
Loss on extinguishment of debt	—	1,347
Stock-based compensation	36,740	12,057
Deferred income tax	90	83
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(244)	14,432
Other assets	(5,832)	—
Inventory	1,600	(1,553)
Accounts payable and accrued expenses	5,731	1,519
Right-of-use assets and operating lease liabilities	1,618	(39)
Deferred revenue	(30,646)	44,523
Net cash (used in) provided by operating activities	(126,226)	1,875
Cash flows from investing activities:
Purchases of marketable securities	(398,303)	(55,116)
Sales and maturities of marketable securities	183,000	55,284
Purchases of property and equipment	(4,052)	(3,483)
Net cash (used in) provided by investing activities	(219,355)	(3,315)
Cash flows from financing activities:
Proceeds from issuance of stock	163,314	226,174
Payment of equity issue costs	(672)	(451)
Payment of long-term debt	—	(30,000)
Payment of extinguishment of debt costs	—	(1,350)
Borrowings under revolving facility	—	5,300
Repayment under revolving facility	—	(15,775)
Net settlement of stock units to satisfy statutory tax withholding	(4,512)	(169)
Proceeds from exercise of stock options and employee stock purchase plan	5,997	3,377
Principal payments on finance lease obligations	(105)	(36)
Net cash provided by (used in) financing activities	164,022	187,070
Net (decrease) increase in cash, cash equivalents and restricted cash	(181,559)	185,630
Cash, cash equivalents and restricted cash at beginning of period	281,413	95,783
Cash, cash equivalents and restricted cash at end of period	$99,854	$281,413
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$99,704	$281,263
Restricted cash	150	150
Total cash, cash equivalents and restricted cash at end of period	$99,854	$281,413
Supplemental cash flow information:
Cash interest paid	—	$1,405
Supplemental disclosure of non-cash investing and financing activities:	—	—
Lease liability arising from obtaining right-of-use assets	$17,544	$—
Stock issuance costs	$311	$325

See notes to consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Operations

EyePoint Pharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, the Company), is a clinical-stage biopharmaceutical company committed to developing and commercializing innovative therapeutics to help improve the lives of patients with serious retinal diseases. The Company's pipeline leverages its proprietary bioerodible Durasert E™ technology (Durasert E™) for sustained intraocular drug delivery. The Company’s lead product candidate, DURAVYU™, previously EYP-1901, is an investigational sustained delivery treatment for anti-vascular endothelial growth factor (anti-VEGF) mediated retinal diseases combining vorolanib, a selective and patent-protected tyrosine kinase inhibitor with Durasert E™. DURAVYU™ is currently in Phase 3 global, pivotal clinical trials for wet age-related macular degeneration (wet AMD), the leading cause of vision loss among people 50 years of age and older in the United States and in Phase 2 clinical trials for diabetic macular edema (DME). Additional pipeline programs include EYP-2301, a promising TIE-2 agonist, razuprotafib, f/k/a AKB-9778, formulated in Durasert E™ to potentially improve outcomes in serious retinal diseases.

The Company plans to identify and advance additional product candidates through clinical and regulatory development for its pipeline. This may be accomplished through internal discovery efforts, research collaborations and/or in-licensing arrangements and potential acquisitions of additional products, product candidates or technologies.

Liquidity

The Company had cash, cash equivalents and investments in marketable securities of $370.9 million at December 31, 2024. The Company has a history of operating losses and has not had significant recurring cash inflows from revenue. The Company’s operations have been financed primarily from sales of its equity securities, issuance of debt, and a combination of license fees, milestone payments, royalty income and other fees received from its collaboration partners. The Company anticipates that it will continue to incur losses as it continues the research and development of its product candidates, and the Company does not expect revenues from its product sales to generate sufficient funding to sustain its operations in the near-term. The Company expects to continue fulfilling its funding needs through cash inflows from revenues, licensing and research collaboration transactions, additional equity capital raises and other arrangements. The Company believes that its cash, cash equivalents and investments in marketable securities of $370.9 million at December 31, 2024, will enable the Company to fund its current and planned operations for at least the next twelve months from the date these consolidated financial statements were issued. Actual cash requirements could differ from management’s projections due to many factors, the timing and results of the Company’s clinical trials for DURAVYU™, additional investments in research and development programs, competing technological and market developments, and the costs of any strategic acquisitions, and/or development of complementary business opportunities.

2.
Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are presented in U.S. dollars in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of EyePoint Pharmaceuticals, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the consolidated financial statements and the reported amounts and disclosure of revenues and expenses during the reporting periods. Significant management estimates and assumptions include, among others, those related to reserves for variable consideration related to product sales, revenue recognition for multiple-deliverable arrangements, recognition of expense in outsourced clinical trial agreements, recording of excess or obsolete inventory write-offs and reserves, and realization of deferred tax assets, and determining grant date fair value of stock options and other equity awards. Actual results could differ from these and other estimates and there may be changes to the Company’s estimates in future periods.

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

Marketable Securities

Marketable securities consist of investments with an original or remaining maturity of greater than three months but less than one year at the date of purchase. The Company has historically classified its marketable securities as available-for-sale. Accordingly, the Company records these investments at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, in accumulated other comprehensive income, which is a component of stockholders’ equity. If the Company determines that a decline of any investment is other-than-temporary, the investment is written down to fair value. Marketable securities consisted of investment-grade commercial paper, U.S. Treasury securities, and U.S. Agency securities at December 31, 2024 and 2023. The Company’s investment policy, approved by the Board of Directors, includes guidelines relative to diversification and maturities designed to preserve principal and liquidity.

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

As of December 31, 2024, accounts receivable from ANI Pharmaceuticals, Inc. (ANI), formerly Alimera Sciences, Inc., accounted for 72.3% and accounts receivable from OncoSil Medical Ltd. accounted for 16.5% of total accounts receivable, respectively. For the year ended December 31, 2024, revenues from ANI accounted for 93.6% of total revenues.

As of December 31, 2023, accounts receivable from ANI and Ocumension Therapeutics accounted for 67.8% and 15.7% of total accounts receivable, respectively. For the year ended December 31, 2023, revenues from ANI and Besse Medical accounted for 73.2% and 17.2% of total revenues, respectively.

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

Accounts and Other Receivables, Net

Receivables arise primarily from the Company’s products sold in the U.S. The balance in accounts and other receivables, net consists primarily of amounts due from customers, net of applicable revenue reserves. The majority of the Company’s accounts receivable have standard payment terms that require payment within 30-60 days. The Company performs ongoing credit evaluations of its customers’ financial condition and continuously monitor collections and payments from its customers and analyzes accounts that are past due for collectability. The allowance for credit losses is estimated based on the Company’s analysis of trends in overall receivables aging, specific identification of certain receivables that are at risk of not being paid, past collection experience and current economic trends. Given the nature and limited history of collectability of the Company’s accounts receivable, the Company recorded no allowance for credit losses as of December 31, 2024 and 2023.

Inventory

Inventory is stated at the lower of cost or net realizable value, net on a first-in, first-out (FIFO) basis.

Capitalization of inventory costs begins after FDA approval of a product. Prior thereto, inventory costs of products and product candidates are recorded as research and development expense, even if this inventory may later be sold as commercial product.

The Company assesses the recoverability of inventory and writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Write-downs are based on the age of the inventory, lower of cost or market, along with significant management judgments concerning future demands for the inventory. Such impairment charges, should they occur, are recorded within cost of sales. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than management's projections, additional write-downs of inventory might be recorded in future periods.

Cost of sales consists of costs associated with the manufacture of YUTIQ® and DEXYCU®, certain period costs for DEXYCU® product revenue, product shipping, and, as applicable, royalty expense. The inventory costs for YUTIQ® include purchases of various components, the active pharmaceutical ingredient (API) and direct labor and overhead for the product manufactured in the Company’s Watertown, Massachusetts facility. The inventory costs for DEXYCU® include purchased components, the API and third-party manufacturing and assembly. On November 1, 2022, the CMS published in the Federal Register the Calendar Year (CY) 2023 Medicare Hospital Outpatient Prospective Payment System and ASC Payment System Final Rule (Final Rule). The Final Rule terminated the pass-through related separate payment for DEXYCU, which was no longer separately reimbursed by Medicare as of January 1, 2023, when furnished in hospital outpatient departments and ASC settings. In connection with the change in CMS reimbursement rules on November 1, 2022, the Company recorded impairment charge of $0 and $0.5 million for the years ended December 31, 2024 and 2023, respectively, associated with the write-off of excess DEXYCU® units.

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

Leases

The Company is a party to two operating leases, the Company's headquarters in Watertown, Massachusetts, in which it leases office, laboratory, and manufacturing operations facilities and the Company's new standalone manufacturing facility, including office and lab space located at 600 Commerce Drive, Northbridge, Massachusetts (see Note 8).

The Company determines whether an arrangement is or contains a lease at inception. Leases are recognized on the consolidated balance sheets as ROU assets, current lease liabilities and noncurrent lease liabilities. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected remaining lease term. For this purpose, the Company considers only payments that are fixed and in-substance fixed at lease commencement. ROU assets may also be adjusted for items such as prepayments and lease incentives. The interest rate implicit in a lease contract is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. For operating leases, lease expense is recognized on a straight-line basis over the lease term. For finance leases, amortization expense and interest expense are recognized over the lease term.

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

Product sales, net — Effective January 2023, commercial sales of DEXYCU® were no longer supported by the Company, remaining available only through specialty distributors. Effective May 2023, YUTIQ® has been and continues to be sold under commercial supply agreements with Alimera Sciences, Inc. (Alimera) and Ocumension Therapeutics (Ocumension). On September 16, 2024, ANI announced the completion of the acquisition of Alimera. The acquisition does not impact the terms of the commercial supply agreements (see Note 3). The current supply agreement between the Company and ANI for the supply of YUTIQ® will not renew and, effective June 1, 2025, the Company will no longer be responsible for manufacturing of YUTIQ® for the U.S. market.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2024 and 2023, respectively, nor during the respective years then ended.

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

For the years ended December 31, 2024 and 2023, DEXYCU® product revenue-based royalty expense as a component of cost of sales was immaterial.

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

Research and Development

Research and development costs are charged to operations as incurred. These costs include all direct costs, including cash and stock-based compensation and benefits for research, clinical development, quality assurance, quality control, operations and medical affairs personnel, third-party costs and services for clinical trials, clinical materials, pre-clinical programs, regulatory and medical affairs, external consultants, and other operational costs related to the Company’s research and development of its product candidates.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU was issued to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted ASU 2023-07 on January 1, 2024.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03—Income Statement —Reporting Comprehensive Income —Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statement disclosures.

3.
Product Revenue Reserves and Allowances

For the years ended December 31, 2024 and 2023, the Company’s product revenues were primarily from the Company’s existing commercial supply agreements with ANI and Ocumension. For the years ended December 31, 2024 and 2023, the Company’s product revenues were made up of $3.1 million and $14.2 million, respectively, from the sales of YUTIQ®. For the years ended December 31, 2024 and 2023, the Company’s product revenues from the sales of DEXYCU® were immaterial.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the years ended December 31, 2024 and 2023 (in thousands):

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2024	$83	$—	$677	$760
Provision related to sales in the current year	—	—	—	—
Adjustments related to prior period sales	70	—	—	70
Deductions applied and payments made	(148)	—	(535)	(683)
Ending Balance at December 31, 2024	$5	$—	$142	$147

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2023	$859	$158	$871	$1,888
Provision related to sales in the current year	1,612	—	25	1,637
Adjustments related to prior period sales	65	(55)	(54)	(44)
Deductions applied and payments made	(2,453)	(103)	(165)	(2,721)
Ending Balance at December 31, 2023	$83	$—	$677	$760

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

During the year ended December 31, 2024, the Company recorded $0.5 million in license and collaboration revenue related to the upfront payment.

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

Additionally, pursuant to the PRA, the Company transferred and assigned to ANI certain assets (the Transferred Assets) and certain contracts with third parties related to YUTIQ®, including the new drug application for YUTIQ® (collectively, the Asset Transfer). Pursuant to the PRA, ANI paid the Company a $75.0 million upfront payment. ANI made four quarterly payments of $1.875 million to the Company totaling $7.5 million during 2024. ANI will also pay royalties to the Company from 2025 to 2028 at a percentage of low-to-mid double digits of ANI’s related U.S. annual net sales of certain products (including YUTIQ®) in excess of certain thresholds, beginning at $70 million in 2025, and increasing annually thereafter. Upon ANI’s payment of the Upfront Payment and the 2024 quarterly payments, the licenses and rights granted to ANI will automatically become perpetual and irrevocable. Payments received from ANI are non-refundable.

On the Closing Date, the Company and ANI also entered into a commercial supply agreement (CSA), pursuant to which, during the term of the PRA, the Company agreed to manufacture and exclusively supply to ANI agreed-upon quantities of YUTIQ® necessary for ANI to commercialize YUTIQ® in the United States at certain cost plus amounts, subject to adjustments and potential extensions and terminations set forth in the CSA (the Supply Transaction and together with the License and the Asset Transfer, the Transaction). The current supply agreement between the Company and ANI for the supply of YUTIQ® will not renew and, effective June 1, 2025, the Company will no longer be responsible for manufacturing of YUTIQ® for the U.S. market.

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

Revenue from sales of product supply to ANI under the CSA was $2.6 million and $2.1 million during the years ended December 31, 2024 and 2023, respectively. License and Collaboration revenue related to the PRA was $37.1 million and $29.5 million during the years ended December 31, 2024 and 2023, respectively. License and collaboration revenue, related to additional transitional services was $0.7 million and $1.0 million during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had $15.9 million and $0 as current and non-current deferred revenue recognized under the PRA.

SWK Royalty Purchase Agreement

On December 17, 2020 the Company entered into a royalty purchase agreement (RPA) with SWK Funding LLC (SWK). Pursuant to the RPA, the Company sold its right to receive royalty payments on future sales of products subject to a licensing and development agreement, as amended, with ANI (the Amended ANI Agreement) for an upfront cash payment of $16.5 million. The Company classified the proceeds received from SWK as deferred revenue at inception of the RPA and is recognizing revenue as royalty payments are made from ANI to SWK. The Company recognized $1.1 million and $1.0 million of royalty revenue related to the RPA for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company classified $1.8 million and $10.9 million as current and non-current deferred revenue recognized under the RPA, respectively. As of December 31, 2023, the Company classified $1.4 million and $12.4 million as current and non-current deferred revenue recognized under the RPA, respectively.

Ocumension Therapeutics

The Company entered into an Exclusive License Agreement on November 2, 2018, as amended by a Memorandum of Understanding dated March 1, 2019, a Memorandum of Understanding dated August 18, 2020, a Supply and Quality Agreement on February 19, 2019 and a Memorandum of Understanding on August 26, 2024. Pursuant to the license agreement and Memorandum of Understanding signed with the Company, Ocumension has:

•
An exclusive license for the development and commercialization of its three-year micro insert using the Durasert® technology for the treatment of posterior segment uveitis of the eye (YUTIQ® in the U.S.) in Mainland China, Hong Kong, Macau, and Taiwan at its own cost and expense in return for royalties based on sales with the Company supplying products for clinical trials and commercial sale;
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

During both years ended December 31, 2024 and 2023, the Company recognized $0.5 million of revenue from sales of product supply to Ocumension under the supply agreement and recorded this amount in product sales, net on the condensed consolidated statements of operations and comprehensive loss. The Company recognized approximately $0.1 million, of license and collaboration revenue related to additional technical assistance during both years ended December 31, 2024 and 2023. The Company also recorded royalty income of $0.5 million and $0 during the years ended December 31, 2024 and 2023, respectively.

Exclusive License Agreement with Betta Pharmaceuticals, Co., Ltd.

On May 2, 2022, the Company entered into an exclusive license agreement (the Betta License Agreement) with Betta Pharmaceuticals Co., Ltd. (Betta), an affiliate of Equinox Sciences, LLC (Equinox) (see Note 11). Under the Betta License Agreement, the Company granted to Betta an exclusive, sublicensable, royalty-bearing license under certain of the Company’s intellectual property to develop, use (but not make or have made), sell, offer for sale and import the Company’s product candidate, DURAVYU™, an investigational sustained delivery treatment for anti-VEGF-mediated retinal diseases combining vorolanib, a selective and patent-protected tyrosine kinase inhibitor (TKI) with Durasert E™ (the Licensed Product), in the field of ophthalmology (the Betta Field) in the greater area of China, including China, the Hong Kong Special Administrative Region, the Macau Special Administrative Region, and Taiwan (the Betta Territory). The Company retained rights under the Company’s intellectual property to, among other things, conduct clinical trials on the Licensed Product in the Betta Field in the Betta Territory.

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

The Company recorded no revenue from product sales, license and collaboration revenue, or royalty income for the years ended December 31, 2024 and 2023, related to this agreement.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Prepaid expenses	$2,339	$1,695
Prepaid clinical	5,737	6,335
Other	1,405	1,009
Total prepaid expenses and other current assets	$9,481	$9,039

As of December 31, 2024 the Company had $5.4 million of prepaid clinical expense included in other assets on its consolidated balance sheets.

5.
Inventory

Inventory consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Raw materials	$1,657	$1,303
Work in process	648	882
Finished goods	—	1,721
Total inventory	$2,305	$3,906

6.
Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Property and equipment	$6,599	$3,086
Construction in process	1,507	3,728
Leasehold improvements	4,128	1,008
Gross property and equipment	12,234	7,822
Accumulated depreciation and amortization	(4,057)	(2,571)
Property and equipment, net	$8,177	$5,251

Depreciation expense totaled $1.5 million and $0.5 million in the years ended December 31, 2024 and 2023, respectively.

7.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Personnel costs	$11,830	$12,631
Clinical trial costs	4,541	3,305
Professional fees	840	666
Sales chargebacks, rebates and other revenue reserves	147	760
Other	745	159
Total accrued expenses	$18,103	$17,521

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

On January 23, 2023, the Company entered into a lease agreement (Northbridge Lease) for its new standalone commercial manufacturing facility, including office and lab space located at 600 Commerce Drive, Northbridge, Massachusetts. The new 41,141 square-foot manufacturing facility is Current Good Manufacturing Practice (cGMP) compliant to meet U.S. FDA and European Medicines Agency (EMA) standards to support DURAVYU™ clinical supply and commercial readiness upon regulatory approval. In addition, the building has the capacity and capabilities for pipeline expansion. The lease includes a non-cancellable lease term of fifteen years and four months, with two options to extend the lease term for two additional terms of either five years or ten years at 95% of the then-prevailing fair market rent. The lease term, under ASC 842, commenced during the second quarter of 2024. The Company entered into an amendment to the Northbridge Lease, effective September 30, 2024. Pursuant to the amendment, the Company's obligation to pay base rent began on March 1, 2025. The Company is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises. The Company recognized an initial increase of $17.7 million to its lease liabilities and $17.9 million to its right-of-use (ROU) assets resulting from the Northbridge Lease during the second quarter of 2024.

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

As of December 31, 2024, the weighted average remaining term of the Company’s operating leases was 12.6 years and the weighted average discount rate was 11.63%.

Supplemental balance sheet information related to operating leases as of December 31, 2024 and 2023, respectively, is as follows (in thousands):

	December 31,	December 31,
	2024	2023
Other current liabilities – operating lease current portion	$1,247	$563
Operating lease liabilities – noncurrent portion	21,858	4,906
Total operating lease liabilities	$23,105	$5,469

The elements of lease expense were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Lease expense included in:
Research and development	$2,739	$1,164
General and administrative	260	259
Variable lease costs	255	152
Total lease expense	$3,254	$1,575

Cash paid for amounts included in the measurement of operating lease liabilities was $1.2 million and $1.4 million for the years ended December 31, 2024 and 2023, respectively.

The Company’s total future minimum lease payments under non-cancellable leases at December 31, 2024, were as follows (in thousands):

Operating Leases
2025	3,585
2026	4,133
2027	4,222
2028	3,319
Thereafter	31,860
Total lease payments	$47,119
Less imputed interest	(24,014)
Total	$23,105

9.
Stockholders’ Equity

Equity Financings

Common Stock Offerings

In October 2024, the Company sold 14,636,363 shares of its common stock in an underwritten public offering at a price of $11.00 per share, including the exercise in full by the underwriters of their option to purchase an additional 1,909,090 shares of common stock. The gross proceeds of the offering to the Company were approximately $161.0 million. Underwriter discounts and commissions and other share issue costs totaled approximately $10.2 million.

In December 2023, the Company sold 13,529,411 shares of its common stock in an underwritten public offering at a price of $17.00 per share, including the exercise in full by the underwriters of their option to purchase an additional 1,764,705 shares of common stock. The gross proceeds of the offering to the Company were approximately $230.0 million. Underwriter discounts and commissions and other share issue costs totaled approximately $14.6 million.

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

During the year ended December 31, 2024, the Company sold 1,299,506 shares of its common stock under the ATM facility at a weighted average price of $9.36 per share for gross proceeds of approximately $12.2 million. Share issue costs, including sales agent commissions, totaled approximately $0.4 million.

During the year ended December 31, 2023, the Company sold 902,769 shares of its common stock under the ATM Facility at a weighted average price of $11.05 per share for gross proceeds of approximately $10.0 million. Share issue costs, including sales agent commissions, totaled approximately $0.4 million.

Warrants to Purchase Common Shares

Pursuant to a credit agreement, the Company issued a warrant to SWK to purchase (i) 40,910 shares of the Company’s common stock on March 28, 2018, at an exercise price of $11.00 per share with a seven-year term and (ii) 7,773 shares of the Company’s common stock on June 26, 2018, at an exercise price of $19.30 per share with a seven-year term. The weighted average exercise price for the warrants as of December 31, 2024 and 2023 was $12.33 per share. At December 31, 2024, the weighted average remaining life of the warrant was approximately 1.28 years.

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

As of December 31, 2024 1,090,909 PFWs were outstanding. The PFWs were included in the basic and diluted net loss per share calculation during the year ended December 31, 2024.

10.
Share-Based Payment Awards

Equity Incentive Plans

Prior to June 20, 2024, the Company had authorized the issuance of 9,400,000 shares of the Company's common stock under the 2016 Long-Term Incentive Plan (the 2016 Plan), of which 373,256 shares remained available for future grants.

The 2023 Long-Term Incentive Plan (the “2023 Plan”), approved by the Company’s stockholders on June 20, 2023 (the “Adoption Date”), originally provided for the issuance of up to 3,500,000 shares of the Company’s common stock reserved for issuance under the 2023 Plan plus any additional shares of the Company’s common stock that were available for grant under the 2008 and the 2016 Incentive Plan (the “2008 & 2016 Plan”) at the Adoption Date or would otherwise become available for grant under the 2008 Plan as a result of subsequent termination or forfeiture of awards under the 2008 or 2016 Plan. At the Company’s Annual Meeting of Stockholders held on June 20, 2024, the Company’s stockholders approved an amendment to the 2023 Plan to increase the number of shares authorized for issuance by 4,000,000 shares. At December 31, 2024, a total of approximately 4,346,431 shares were available for new awards under the 2023 Plan.

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

Stock Options

The following table provides a reconciliation of stock option activity under the Company’s equity incentive plan and for inducement awards for the year ended December 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2024	6,304,767	$9.98
Granted	2,486,952	17.74
Exercised	(641,210)	8.62
Forfeited	(406,862)	10.20
Expired	(73,000)	22.88
Outstanding at December 31, 2024	7,670,647	$12.47	7.43	$7,478
Exercisable at December 31, 2024	3,701,708	$11.80	6.11	$3,873

The Company's stock options generally vest over four years with 25% vesting after one year of service followed by ratable monthly vesting over the remaining three years. Nonemployee awards are granted similar to the Company’s employee awards. All option grants have a 10-year term. Options to purchase a total of 2,150,650 shares of the Company’s common stock vested during the year ended December 31, 2024.

In determining the grant date fair value of option awards during the years ended December 31, 2024 and 2023, the Company applied the Black-Scholes option pricing model based on the following key assumptions:

	Year ended December 31,
	2024	2023
Option life (in years)	5.5 - 6.08	5.27 - 6.08
Stock volatility	97% - 100%	78% - 97%
Risk-free interest rate	3.45% - 4.60%	3.44% - 4.68%
Expected dividends	0.0%	0.0%

The following table summarizes information about employee, non-executive director and external consultant stock options for the years ended December 31, 2024 and 2023 (in thousands except per share amounts):

	Year ended December 31,
	2024	2023
Weighted average grant date fair value per share	14.13	$3.46
Total cash received from exercise of stock options	5,528	2,955
Total intrinsic value of stock options exercised	7,887	1,970

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

The following table provides a reconciliation of RSU activity under the 2016 Plan and the 2023 Plan for the year ended December 31, 2024:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	1,333,192	$5.31
Granted	683,620	19.59
Vested	(591,277)	6.39
Forfeited	(109,906)	11.33
Nonvested at December 31, 2024	1,315,629	$11.74

At December 31, 2024, the weighted average remaining vesting term of the RSUs was 1.52 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the ESPP) allows qualified participants to purchase the Company’s common stock twice a year at 85% of the lesser of the average of the high and low sales price of the Company’s common stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period. The number of shares of the Company’s common stock each employee may purchase under this plan, when combined with all other employee stock purchase plans, is limited to the lower of an aggregate fair market value of $25,000 during each calendar year, or 5,000 shares of the Company’s common stock in any one offering period. The Company has maintained consecutive six-month offering periods since August 1, 2019. During the year ended December 31, 2024, 49,896 shares of the Company’s common stock were issued pursuant to the ESPP.

The Company estimated the fair value of the option component of the ESPP shares at the date of grant using a Black-Scholes valuation model. For the years ended December 31, 2024 and 2023, the compensation expense from ESPP shares was $0.2 million and $0.2 million, respectively.

Stock-Based Compensation Expense

The Company’s consolidated statements of comprehensive loss included total compensation expense from stock-based payment awards for the years ended December 31, 2024 and 2023, respectively, as follows (in thousands):

	Year Ended December 31,
	2024	2023
Compensation expense included in:
Research and development	$18,472	$4,650
Sales and marketing	—	289
General and administrative	18,268	7,118
	$36,740	$12,057

During the year ended December 31, 2024, the Company modified certain stock options and restricted stock awards in connection with the termination of executives resulting in incremental compensation expense of $5.2 million.

At December 31, 2024, there was approximately $23.1 million of unrecognized compensation expense related to outstanding equity awards under the 2023 Plan, the 2016 Plan, the inducement awards and the ESPP that is expected to be recognized as expense over a weighted average period of approximately 1.71 years.

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

For the year ended December 31, 2024, the Company recorded $5.0 million of R&D expenses in connection with the milestone payment for completion of a Phase 2 clinical trial for the compound or a licensed product under the Equinox License Agreement. No R&D expense was recorded for the year ended December 31, 2023 related to the Equinox License Agreement.

12.
Fair Value Measurements

The following tables summarize the Company’s assets by significant categories carried at fair value measured on a recurring basis at December 31, 2024 and 2023, respectively, by valuation hierarchy (in thousands):

	December 31, 2024
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$95,859	$—	$—	$95,859	$95,859	$—
Subtotal	$95,859	$—	$—	$95,859	$95,859	$—
Level 2:
Commercial paper	$94,817	$26	$(1)	$94,842	$—	$94,842
U.S. Treasury securities	$114,599	$120	$(8)	$114,711	$—	$114,711
U.S. Agency securities	$61,605	$53	$(2)	$61,656	$—	$61,656
Subtotal	$271,021	$199	$(11)	$271,209	$—	$271,209
Total	$366,880	$199	$(11)	$367,068	$95,859	$271,209

	December 31, 2023
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$270,476	$—	$—	$270,476	$270,476	$—
Subtotal	$270,476	$—	$—	$270,476	$270,476	$—
Level 2:
Commercial paper	$19,295	$8	$—	$19,303	$1,998	$17,305
U.S. Treasury securities	17,762	8	—	17,771	2,990	14,781
U.S. Agency securities	17,694	8	(1)	17,701	—	17,701
Subtotal	$54,751	$24	$(1)	$54,775	$4,988	$49,787
Total	$325,227	$24	$(1)	$325,251	$275,464	$49,787

At December 31, 2024, a total of $95.9 million or 100% of the Company’s interest-bearing cash equivalent balances were concentrated in one institutional money market fund that has investments consisting primarily of Repurchase Agreements, U.S Treasuries, and U.S. Government Agency Debts.

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

The Company contributed a total of $1.4 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively, in connection with these retirement plans.

14.
Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Year ended	Year Ended
	December 31,	December 31,
	2024	2023
U.S. operations	$(130,880)	$(70,812)
Non-U.S. operations	100	100
Loss before income taxes	$(130,780)	$(70,712)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 31,	December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	7.1	7.5
Research and development tax credits	1.2	1.3
Permanent items	0.9	(0.5)
Changes in valuation allowance	(29.8)	(30.4)
Other, net	(0.5)	1.0
Effective income tax rate	(0.1)%	(0.1)%

The significant components of deferred income taxes are as follows (in thousands):

	December 31,	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$102,514	$82,599
Capitalized R&D	45,965	23,652
Deferred revenue	7,824	16,196
Lease liability	6,340	1,635
Stock-based compensation	17,717	11,720
Tax credits	10,503	8,473
Other	298	3,515
Total deferred tax assets	191,161	147,790
Deferred tax liabilities:
Right-of-use assets	5,737	1,361
Total deferred tax liabilities	5,737	1,361
Deferred tax assets, net	185,424	146,429
Valuation allowance	185,424	146,429
Total deferred tax liability	$—	$—

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (TCJA) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to amortize them over five or fifteen years pursuant to IRC Section 174. During 2024 and 2023, the Company capitalized $113.9 million and $57.2 million of research and development expenditures, respectively.

The valuation allowance generally reflects limitations on the Company’s ability to use the tax attributes and reduces the value of such attributes to the more-likely-than-not realizable amount. Management assessed the available positive and negative evidence to estimate if sufficient taxable income will be generated to use the existing net deferred tax assets. Based on a weighting of the objectively verifiable negative evidence in the form of cumulative operating losses over the three-year period ended December 31, 2020, management believes that it is not more likely than not that the deferred tax assets will be realized and, accordingly, a full valuation allowance has been established. The valuation allowance increased $39.0 million and $21.6 million for the years ended

December 31, 2024 and 2023, respectively, with such increases attributed to the re-measurement of the net deferred tax assets at the year-end dates.

The Company has tax net operating loss and tax credit carry forwards in its individual tax jurisdictions. Including approximately $49.3 million related to our 2018 acquisition of Icon Bioscience, Inc. at December 31, 2024, the Company had U.S. federal net operating loss carry forwards of approximately $369.5 million. The net operating losses consist of $151.8 million, which expire at various dates between calendar years 2024 and 2039. The utilization of certain of these loss and tax credit carry forwards may be limited by Sections 382 and 383 of the Internal Revenue Code as a result of historical or future changes in the Company’s ownership. At December 31, 2024, the Company had state net operating loss carry forwards of approximately $326.0 million, which expire between 2033 and 2040, as well as U.S. federal and state research and development tax credit carry forwards of approximately $10.7 million, which expire at various dates between calendar years 2024 and 2040. In addition, at December 31, 2024, the Company had net operating loss carry forwards in the UK of £20.9 million (approximately $25.3 million), which are not subject to any expiration dates.

The Company’s U.S. federal income tax returns for calendar years 2007 through 2023 remain subject to examination by the Internal Revenue Service. The Company’s UK tax returns for fiscal years 2006 through 2021 remain subject to examination.

Through December 31, 2024, the Company had no unrecognized tax benefits in its consolidated statements of comprehensive loss and no unrecognized tax benefits in its consolidated balance sheets as of December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, the Company had no accrued penalties or interest related to uncertain tax positions.

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

16.
Segment and Geographic Area Information

Business Segment

The Company operates in one business segment, which is the business of developing and commercializing innovative ophthalmic products for the treatment of eye diseases. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (CODM) in making decisions regarding resource allocation and assessing performance. The Company's CODM is the Chief Executive Officer. The CODM made such decisions and assessed performance at the Company level, as one segment.

Significant segment expenses are as follows (in thousands):

	December 31,
	2024	2023

Total revenues	$43,273	$46,018
DURAVYU™ direct research and development expense	(70,818)	(32,014)
Other direct research and development expense	(2,656)	(714)
Personnel expense (including stock based compensation)	(84,730)	(56,696)
Facilities expense	(3,921)	(2,567)
Depreciation and amortization	(1,540)	(464)
Interest expense	—	(1,247)
Intellectual property expense	(1,361)	(1,233)
Legal, corporate and professional expenses	(10,177)	(10,569)
Provision for income taxes	(90)	(83)
Interest and other income, net	15,088	6,949
Other segment expenses*	(13,938)	(18,175)
Net loss	(130,870)	(70,795)

*Other segment expenses include cost of goods sold, other expenses required to operate as a public company, such as insurance, software, contracted services, as well as loss on extinguishment of debt.

Geographic Area Information

The following table summarizes the Company’s revenues and long-lived assets, net by geographic area (in thousands):

	Revenues		Long-Lived Assets, Net
	Year ended	Year ended
	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023
U.S.	$42,049	$45,270	$8,177	$5,251
China	1,124	648	—	—
UK	100	100	—	—
Consolidated	$43,273	$46,018	$8,177	$5,251

17. Net Loss per Share

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

Common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	As of December 31,
	2024	2023
Stock options	7,670,647	6,304,767
ESPP	41,464	21,000
Warrants	—	48,683
Restricted stock units	1,315,629	1,333,192
	9,027,740	7,707,642

18.
Related Party Transactions

On May 17, 2024, the Company executed the Eyebio License Agreement with Eyebio. The Chief Executive Officer (David Guyer) and Chief Scientific Officer (Anthony Adamis) of Eyebio were members of the Company’s board of directors when the agreement was executed. During the year ended December 31, 2024, the Company recorded $0.5 million in license and collaboration revenue in connection with the upfront payment pursuant to the Eyebio License Agreement. On September 3, 2024, Adamis and Guyer resigned from their positions as directors on the Company’s Board due to their transition to full-time roles at Merck & Co.

On December 18, 2023, the Company entered into a consulting agreement with Dr. John Landis who also serves as the Company's Chair of the Science Committee and a member of the board of directors. Pursuant to the terms of the consulting agreement, Dr. Landis is entitled to receive an annual compensation payment of up to $0.6 million in exchange for performing certain research and development services as the Company's interim head of development. On January 5, 2024, pursuant to the consulting agreement, the Company granted Dr. Landis (i) stock options to purchase 20,000 shares of the Company’s common stock and (ii) 10,000 of restricted stock units. All equity grants to Dr. Landis vest after one year. He also received the Board stock option award to purchase 25,014 shares of the Company’s common stock. The compensation expense related to the consulting agreement recognized by the Company for the year ended December 31, 2023 was immaterial. The compensation expense related to the consulting agreement recognized by the Company for the year ended December 31, 2024 was $0.4 million. Services under this agreement concluded during the second quarter of 2024.

Nancy S. Lurker, the former Chief Executive Officer and Executive Vice Chair of the Company and current Vice Chair of the Board is a member of the board of directors of Altasciences, the parent company of Calvert Laboratories, Inc. (Calvert Labs), an entity with which the Company conducts business. The Company recorded $1.5 million and $1.9 million of research and development expense in the accompanying consolidated statements of comprehensive loss related to preclinical and analytical services provided by Altasciences for the years ended December 31, 2024 and 2023, respectively. Additionally, the Company recorded accounts payable of $0.4 million and $0.3 million, and prepaid expenses of $0.2 million and $0.5 million in the accompanying consolidated balance sheets related to services provided by Altasciences, as of December 31, 2024 and 2023, respectively.