Form 10-Q
period 2025-03-31
EyePoint Pharmaceuticals, Inc.
filed 2025-05-08
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

There were 68,811,736 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 1, 2025.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$85,158	$99,704
Marketable securities	233,036	271,209
Accounts and other receivables, net	442	607
Prepaid expenses and other current assets	6,218	9,481
Inventory	2,129	2,305
Total current assets	326,983	383,306
Property and equipment, net	8,044	8,177
Operating lease right-of-use assets	21,510	21,000
Restricted cash	150	150
Other assets	5,877	5,832
Total assets	$362,564	$418,465
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$16,419	$11,721
Accrued expenses	18,178	18,103
Deferred revenue	5,115	17,784
Other current liabilities	1,965	1,440
Total current liabilities	41,677	49,048
Deferred revenue – noncurrent	—	10,853
Operating lease liabilities – noncurrent	22,314	21,858
Other noncurrent liabilities	177	205
Total liabilities	64,168	81,964
Contingencies (Note 13)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at March 31, 2025 and December 31, 2024; 68,811,357 and 68,266,005 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	69	68
Additional paid-in capital	1,215,615	1,208,421
Accumulated deficit	(918,211)	(873,016)
Accumulated other comprehensive income (loss)	923	1,028
Total stockholders' equity	298,396	336,501
Total liabilities and stockholders' equity	$362,564	$418,465

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands except per share data)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Product sales, net	$715	$658
License and collaboration agreements	11,049	10,563
Royalty income	12,689	463
Total revenues	24,453	11,684
Operating expenses:
Cost of sales	805	759
Research and development	58,574	30,139
Sales and marketing	35	6
General and administrative	13,876	14,101
Total operating expenses	73,290	45,005
Loss from operations	(48,837)	(33,321)
Other (expense) income:
Interest and other income, net	3,642	4,037
Total other income, net	3,642	4,037
Net loss	$(45,195)	$(29,284)
Net loss per share:
Basic and diluted	$(0.65)	$(0.55)
Weighted average common shares outstanding:
Basic and diluted	69,767	52,913

Net loss	$(45,195)	$(29,284)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(105)	(28)
Comprehensive income (loss)	$(45,300)	$(29,312)

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands except share data)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (loss)	Stockholders’ Equity
Balance at January 1, 2024	49,043,074	$49	$1,007,556	$(742,146)	$864	$266,323
Net loss	—	—	—	(29,284)	—	(29,284)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(28)	(28)
Issuance of stock, net of issue costs	—	—	18	—	—	18
Cashless exercise of warrants	25,666	—	—	—	—	—
Employee stock purchase plan	25,015	—	268	—	—	268
Exercise of stock options	444,184	1	4,293	—	—	4,294
Vesting of stock units	347,762	—	(4,356)	—	—	(4,356)
Stock-based compensation	—	—	12,699	—	—	12,699
Balance at March 31, 2024	49,885,701	$50	$1,020,478	$(771,430)	$836	$249,934

Balance at January 1, 2025	68,266,005	$68	$1,208,421	$(873,016)	$1,028	$336,501
Net loss	—	—	—	(45,195)	—	(45,195)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(105)	(105)
Employee stock purchase plan	55,283	—	369	—	—	369
Exercise of stock options	68,779	—	224	—	—	224
Vesting of stock units	421,290	1	(1,219)	—	—	(1,218)
Stock-based compensation	—	—	7,820	—	—	7,820
Balance at March 31, 2025	68,811,357	$69	$1,215,615	$(918,211)	$923	$298,396

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31
	2025	2024
Cash flows from operating activities:
Net loss	$(45,195)	$(29,284)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation of property and equipment	497	303
Amortization of debt discount and premium and discount on available-for-sale marketable securities	(1,733)	(575)
Stock-based compensation	7,820	12,699
Changes in operating assets and liabilities:
Accounts receivable and other current assets	3,428	(4,260)
Other assets	(44)	—
Inventory	176	(351)
Accounts payable and accrued expenses	4,974	(1,430)
Right-of-use assets and operating lease liabilities	479	524
Deferred revenue	(23,522)	(8,797)
Net cash (used in) provided by operating activities	(53,120)	(31,171)
Cash flows from investing activities:
Purchases of marketable securities	(39,424)	—
Sales and maturities of marketable securities	79,225	22,000
Purchases of property and equipment	(276)	(1,194)
Net cash (used in) provided by investing activities	39,525	20,806
Cash flows from financing activities:
Payment of equity issue costs	(291)	(89)
Net settlement of stock units to satisfy statutory tax withholding	(1,218)	(4,356)
Proceeds from exercise of stock options and employee stock purchase plan	593	4,560
Principal payments on finance lease obligations	(35)	—
Net cash (used in) provided by financing activities	(951)	115
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,546)	(10,250)
Cash, cash equivalents and restricted cash at beginning of period	99,854	281,413
Cash, cash equivalents and restricted cash at end of period	$85,308	$271,163
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$85,158	$271,013
Restricted cash	150	150
Total cash, cash equivalents and restricted cash at end of period	$85,308	$271,163
Supplemental disclosure of non-cash investing and financing activities:
Lease liability arising from obtaining right-of-use assets	$903	$—
Property and equipment additions in accounts payable and accrued expenses	$96	$535
Stock issuance costs in accounts payable and accrued expenses	$20	$218

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Operations

The accompanying condensed consolidated financial statements of EyePoint Pharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, the Company), as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2024, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the periods indicated. The preparation of financial statements in accordance with United States (U.S.) generally accepted accounting principles requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the entire 2025 fiscal year or any future period.

The Company is committed to developing and commercializing innovative therapeutics to help improve the lives of patients with serious retinal diseases. The Company's pipeline leverages its proprietary bioerodible Durasert E™ technology (Durasert E™) for sustained intraocular drug delivery. The Company’s lead product candidate, DURAVYU™1, f/k/a EYP-1901, is an investigational sustained delivery treatment for anti-vascular endothelial growth factor (anti-VEGF) mediated retinal diseases combining vorolanib, a selective and patent-protected tyrosine kinase inhibitor with Durasert E™. DURAVYU™ is currently in two identical, global Phase 3 clinical trials (LUGANO and LUCIA) for wet age-related macular degeneration (wet AMD), the leading cause of vision loss among people 50 years of age and older in the United States. DURAVYU™ also completed a Phase 2 clinical trial in diabetic macular edema (DME) meeting primary and secondary endpoints. Additional pipeline programs include EYP-2301, a promising TIE-2 agonist, razuprotafib, f/k/a AKB-9778, formulated in Durasert E™ to potentially improve outcomes in serious retinal diseases.

The Company is focused on completing patient enrollment in the LUGANO and LUCIA clinical trials for DURAVYU™ in the second half of 2025 and reporting top-line data in the second half of 2026. The Company also expects to meet with the US FDA in the second quarter of 2025 to finalize the pivotal program for DURAVYU™ in DME with an expectation for that program to potentially begin in 2026.

Liquidity

The Company had cash, cash equivalents and investments in marketable securities of $318.2 million at March 31, 2025. The Company has a history of operating losses and has not had significant recurring cash inflows from revenue. The Company’s operations have been financed primarily from sales of its equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income, and other fees received from its collaboration partners. The Company anticipates that it will continue to incur losses as it continues the research and development of its product candidates, and the Company does not expect revenues to generate sufficient funding to sustain its operations in the near-term. The Company expects to continue fulfilling its funding needs through cash inflows from revenues, licensing and research collaboration transactions, additional equity capital raises and other arrangements. The Company believes that its cash, cash equivalents and investments in marketable securities of $318.2 million at March 31, 2025 will enable the Company to fund its current and planned operations for at least the next twelve months from the date these condensed consolidated financial statements were issued. Actual cash requirements could differ from management’s projections due to many factors, including the timing and results of the Company’s clinical trials for DURAVYU™, additional investments in research and development programs, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

1. DURAVYU™ has been conditionally accepted by the FDA as the proprietary name for EYP-1901. DURAVYU is an investigational product candidate; it has not been approved by the FDA. FDA approval and the timeline for potential approval is uncertain.

2.
Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2024, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or the SEC, on March 6, 2025, or the 2024 Form 10-K. Since the date of those financial statements, there have been no material changes to the Company's significant accounting policies.

3.
Revenue

Product Revenue Reserves and Allowances

For the three months ended March 31, 2025, the Company’s product revenues were primarily from the Company’s existing commercial supply agreements with ANI. For the three months ended March 31, 2025 and 2024 the Company’s product revenues were made up of $0.6 million and $0.7 million from the sales of YUTIQ®, respectively. Sales of DEXYCU® for the three months ended March 31, 2025 and 2024 were immaterial.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2025 and 2024 (in thousands):

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2025	$5		$142	$147
Provision related to sales in the current year	—	—	—	—
Adjustments related to prior period sales	—	106	(106)	—
Deductions applied and payments made	(3)	(28)	(36)	(67)
Ending Balance at March 31, 2025	$2	$78	$—	$80

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2024	$83	$—	$677	$760
Provision related to sales in the current year	—	—	—	—
Adjustments related to prior period sales	70	—	—	70
Deductions applied and payments made	(112)	—	(54)	(166)
Ending Balance at March 31, 2024	$41	$—	$623	$664

Chargebacks, discounts and fees and rebates are recorded as a component of accrued expenses on the condensed consolidated balance sheets (See Note 6).

License and Collaboration Agreements and Royalty Income

ANI (formerly Alimera) Product Rights Agreement (PRA) and Commercial Supply Agreement

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

Additionally, pursuant to the PRA, the Company transferred and assigned to ANI certain assets (the Transferred Assets) and certain contracts with third parties related to YUTIQ®, including the new drug application for YUTIQ® (collectively, the Asset Transfer). Pursuant to the PRA, ANI paid the Company a $75.0 million upfront payment. ANI also made four quarterly payments of $1.875 million to the Company totaling $7.5 million during 2024. ANI will also pay royalties to the Company from 2025 to 2028 at a percentage of low-to-mid double digits of ANI’s related U.S. annual net sales of certain products (including YUTIQ®) in excess of certain thresholds, beginning at $70 million in 2025, and increasing annually thereafter. Upon ANI’s payment of the Upfront Payment and the 2024 quarterly payments, the licenses and rights granted to ANI automatically became perpetual and irrevocable. Payments received from ANI are non-refundable.

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

Revenue from sales of product supply to ANI under the CSA was $0.6 million and $0.7 million during the three months ended March 31, 2025 and 2024, respectively. License and Collaboration revenue related to the PRA was $10.8 million and $10.4 million during the three months ended March 31, 2025 and 2024, respectively. License and collaboration revenue, related to additional transitional services was $0.2 and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had $5.1 million and $0 as current and non-current deferred revenue recognized under the PRA. As of December 31, 2024, the Company had $15.9 million and $0 as current and non-current deferred revenue recognized under the PRA.

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

On March 18, 2025, ANI announced that it completed the buyout of its 3.125% perpetual royalty obligation to SWK on worldwide net revenues of ILUVIEN® and YUTIQ® for a one-time payment of $17.25 million. Under the terms of the agreement, upon making the buyout payment, no further royalty is due to SWK on net revenues beginning January 1, 2025, forward. As a result, the Company terminated the RPA effective March 18, 2025.

The Company recognized $12.7 million and $0.3 million of royalty revenue related to the RPA for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had no deferred revenue recognized under the RPA, respectively. As of December 31, 2024, the Company classified $1.8 million and $10.9 million as current and non-current deferred revenue recognized under the RPA, respectively.

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

During both the three months ended March 31, 2025 and 2024, the Company recognized no revenue from sales of product supply to Ocumension under the supply agreement. Royalty income of $0 and $0.2 million, respectively, was recorded for the three months ended March 31, 2025 and 2024. License and collaboration revenue related to additional technical assistance during the three months ended March 31, 2025 and 2024 was immaterial.

Exclusive License Agreement with Betta Pharmaceuticals, Co., Ltd.

On May 2, 2022, the Company entered into an exclusive license agreement (the Betta License Agreement) with Betta Pharmaceuticals Co., Ltd. (Betta), an affiliate of Equinox Sciences, LLC (Equinox). Under the Betta License Agreement, the Company granted to Betta an exclusive, sublicensable, royalty-bearing license under certain of the Company’s intellectual property to develop, use (but not make or have made), sell, offer for sale, and import the Company’s product candidate, DURAVYU™, an investigational sustained delivery treatment for anti-VEGF-mediated retinal diseases combining vorolanib, a selective and patent-protected tyrosine kinase inhibitor (TKI) with Durasert E™ (the Licensed Product), in the field of ophthalmology (the Betta Field) in the greater area of China, including China, the Hong Kong Special Administrative Region, the Macau Special Administrative Region, and Taiwan (the Betta Territory). The Company retained rights under the Company’s intellectual property to, among other things, conduct clinical trials on the Licensed Product in the Betta Field in the Betta Territory.

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

Revenue from license and collaboration revenue or royalty income for the three months ended March 31, 2025 and 2024 related to this agreement was immaterial.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid expenses	$2,074	$2,339
Prepaid clinical expenses	2,743	5,737
Other	1,401	1,405
Total prepaid expenses and other current assets	$6,218	$9,481

As of March 31, 2025 and December 31, 2024 the Company had $5.4 million of prepaid clinical expense included in other assets on its consolidated balance sheets.

5.
Inventory

Inventory consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$1,790	$1,657
Work in process	339	648
Finished goods	—	—
Total inventory	$2,129	$2,305

6.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Personnel costs	$5,396	$11,830
Clinical trial costs	11,333	4,541
Professional fees	595	840
Sales chargebacks, rebates and other revenue reserves	80	147
Other	774	745
Total accrued expenses	$18,178	$18,103

7.
Leases

On March 31, 2025, the Company amended the lease for its headquarters in Watertown, Massachusetts to extend the term to May 31, 2028 for 8,383 square feet of laboratory and manufacturing operations space. During the first quarter of 2025, the Company recognized a $0.9 million increase to its lease liabilities and right-of-use (ROU) assets resulting from the lease amendment for the term extension of the laboratory and manufacturing operations space.

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

As of March 31, 2025 the weighted average remaining term of the Company’s operating leases was 12.1 years and the weighted average discount rate was 11.63%.

Supplemental balance sheet information related to operating leases are as follows (in thousands):

	March 31,	December 31,
	2025	2024
Other current liabilities – operating lease current portion	$1,768	$1,247
Operating lease liabilities – noncurrent portion	22,314	21,858
Total operating lease liabilities	$24,082	$23,105

The elements of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Lease expense included in:
Research and development	$965	$291
General and administrative	65	65
Variable lease costs	56	47
Total lease expense	$1,086	$403

Cash paid for amounts included in the measurement of operating lease liabilities was $0.6 million for the three months ended March 31, 2025.

The Company’s total future minimum lease payments under non-cancellable leases at March 31, 2025 were as follows (in thousands):

Operating Leases
Remainder of 2025	$3,226
2026	4,482
2027	4,579
2028	3,469
2029	2,667
Thereafter	29,193
Total lease payments	$47,616
Less imputed interest	(23,534)
Total	$24,082

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

During the three months ended March 31, 2025 and 2024, the Company did not sell any shares of its common stock under the ATM Facility.

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

As of March 31, 2025, 1,090,909 PFWs were outstanding. The PFWs were included in the basic and diluted net loss per share calculation during the three months ended March 31, 2025.

9.
Share-Based Payment Awards

Equity Incentive Plan

Prior to June 20, 2024, the Company had authorized the issuance of 9,400,000 shares of the Company’s common stock under the 2016 Long-Term Incentive Plan (the 2016 Plan), of which 373,256 shares remained available for future grants.

The 2023 Long-Term Incentive Plan (the “2023 Plan”), approved by the Company’s stockholders on June 20, 2023 (the “Adoption Date”), originally provided for the issuance of up to 3,500,000 shares of the Company’s common stock reserved for issuance under the 2023 Plan plus any additional shares of the Company’s common stock that were available for grant under the 2008 and the 2016 Incentive Plan (the “2008 & 2016 Plan”) at the Adoption Date or would otherwise become available for grant under the 2008 Plan as a result of subsequent termination or forfeiture of awards under the 2008 or 2016 Plan. At the Company’s Annual Meeting of Stockholders held on June 20, 2024, the Company’s stockholders approved an amendment to the 2023 Plan to increase the number of shares authorized for issuance by 4,000,000 shares. At March 31, 2025, a total of approximately 1,785,760 shares were available for new awards under the 2023 Plan.

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

Stock Options

The following table provides a reconciliation of stock option activity under the Company’s equity incentive plan and for inducement awards for the three months ended March 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2025	7,670,647	$12.47	7.43	7,478
Granted	2,142,935	8.21
Exercised	(68,779)	3.26
Forfeited	(187,786)	10.64
Expired	(162,331)	21.13
Outstanding at March 31, 2025	9,394,686	$11.46	7.80	$3,473
Exercisable at March 31, 2025	4,262,537	$12.51	6.36	$2,032

The Company's stock options generally vest over four years with 25% vesting after one year of service followed by ratable monthly vesting over the remaining three years. Nonemployee awards are granted similar to the Company’s employee awards. All option grants have a 10-year term. Options to purchase a total of 847,572 shares of the Company’s common stock vested during the three months ended March 31, 2025.

In determining the grant date fair value of option awards during the three months ended March 31, 2025, the Company applied the Black-Scholes option pricing model based on the following key assumptions:

Three Months Ended
March 31,
2025
Option life (in years)	5.5 - 6.08
Stock volatility	99% - 102%
Risk-free interest rate	3.99% - 4.45%
Expected dividends	0.0%

The following table summarizes information about employee, non-executive director and external consultant stock options for the three months ended March 31, 2025 (in thousands except per share amount):

Three Months
Ended
March 31, 2025
Weighted average grant date fair value per share	$6.62
Total cash received from exercise of stock options	224
Total intrinsic value of stock options exercised	209

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

The following table provides a reconciliation of RSU activity under the 2016 Plan and the 2023 Plan for the three months ended March 31, 2025:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	1,315,629	$11.74
Granted	818,708	8.26
Vested	(561,706)	10.57
Forfeited	(21,097)	15.69
Nonvested at March 31, 2025	1,551,534	$10.27

At March 31, 2025, the weighted average remaining vesting term of the RSUs was 1.62 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the ESPP) allows qualified participants to purchase the Company’s common stock twice a year at 85% of the lesser of the average of the high and low sales price of the Company’s common stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period. The number of shares of the Company’s common stock each employee may purchase under this plan, when combined with all other employee stock purchase plans, is limited to the lower of an aggregate fair market value of $25,000 during each calendar year, or 5,000 shares of the Company’s common stock in any one offering period. The Company has maintained consecutive six-month offering periods since August 1, 2019. During the three months ended March 31, 2025, 55,283 shares of the Company’s common stock were issued pursuant to the ESPP.

The Company estimated the fair value of the option component of the ESPP shares at the date of grant using a Black-Scholes valuation model. During both the three months ended March 31, 2025 and 2024, the compensation expense from ESPP shares was approximately $0.1 million.

Stock-Based Compensation Expense

The Company’s condensed consolidated statements of comprehensive loss included total compensation expense from stock-based payment awards as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Compensation expense included in:
Research and development	$3,464	$7,827
General and administrative	4,356	4,872
	$7,820	$12,699

At March 31, 2025, there was approximately $35.2 million of unrecognized compensation expense related to outstanding equity awards under the 2023 Plan, the 2016 Plan, the inducement awards and the ESPP that is expected to be recognized as expense over a weighted average period of approximately 1.71 years.

10.
Fair Value Measurements

The following tables summarize the Company’s assets by significant categories carried at fair value measured on a recurring basis by valuation hierarchy (in thousands):

	March 31, 2025
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$74,478	$—	$—	$74,478	$74,478	$—
Subtotal	$74,478	$—	$—	$74,478	$74,478	$—
Level 2:
Commercial paper	$76,510	$6	$(3)	$76,513	$—	$76,513
U.S. Treasury securities	128,784	81	(6)	128,859	—	128,859
U.S. Agency securities	27,659	9	(4)	27,664	—	27,664
Subtotal	$232,953	$96	$(13)	$233,036	$—	$233,036
Total	$307,431	$96	$(13)	$307,514	$74,478	$233,036

	December 31, 2024
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$95,859	$—	$—	$95,859	$95,859	$—
Subtotal	$95,859	$—	$—	$95,859	$95,859	$—
Level 2:
Commercial paper	$94,817	$26	$(1)	$94,842	$—	$94,842
U.S. Treasury securities	114,599	120	(8)	114,711	—	114,711
U.S. Agency securities	61,605	53	(2)	61,656	—	61,656
Subtotal	$271,021	$199	$(11)	$271,209	$—	$271,209
Total	$366,880	$199	$(11)	$367,068	$95,859	$271,209

At March 31, 2025, a total of $74.5 million or 100% of the Company’s interest-bearing cash equivalent balances were concentrated in one institutional money market fund that has investments consisting primarily of Repurchase Agreements, U.S Treasuries, and U.S. Government Agency Debts. At December 31, 2024, a total of $95.9 million or 100% of the Company’s interest-bearing cash equivalent balances were concentrated in one institutional money market fund that has investments consisting primarily of Repurchase Agreements, U.S Treasuries, and U.S. Government Agency Debts.

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

11.
Segment Information

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

Significant segment expenses are as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024

Total revenues	$24,453	$11,684
DURAVYU™ direct research and development expense	(41,898)	(13,710)
Other direct research and development expense	(985)	293
Personnel expense (including stock-based compensation)	(20,841)	(24,224)
Facilities expense	(1,409)	(628)
Depreciation and amortization	(497)	(303)
Intellectual property expense	(264)	(318)
Legal, corporate and professional expenses	(2,899)	(3,075)
Interest and other income, net	3,642	4,037
Other segment expenses*	(4,497)	(3,040)
Net loss	(45,195)	(29,284)

*Other segment expenses include cost of goods sold, other expenses required to operate as a public company, such as insurance, software and contracted services.

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

Common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	As of March 31,
	2025	2024
Stock options	9,394,686	7,431,017
ESPP	23,635	3,718
Restricted stock units	1,551,534	1,403,152
	10,969,855	8,837,887

14.
Related Party Transactions

Nancy S. Lurker, the former Chief Executive Officer and Executive Vice Chair of the Company and current Vice Chair of the Board is a member of the board of directors of Altasciences, the parent company of Calvert Laboratories, Inc. (Calvert Labs), an entity with which the Company conducts business. The Company recorded $0.2 million and $0.6 million of research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss related to preclinical and analytical services provided by Altasciences for the three months ended March 31, 2025 and 2024, respectively. Additionally, the Company recorded accounts payable of $0.5 million and $0.4 million, and prepaid expenses of $0.2 million and $0.2 million in the accompanying consolidated balance sheets related to services provided by Altasciences, as of March 31, 2025 and December 31, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements give our current expectations or forecasts of future events and are not statements of historical or current facts. These statements include, among others, statements about:

•
the potential for DURAVYU™, as an investigational sustained delivery intravitreal treatment deploying a bioerodible Durasert E™ insert of vorolanib, a selective and patented tyrosine kinase inhibitor (TKI) targeting wet age-related macular degeneration (wet AMD) and diabetic macular edema (DME) including the potential for DURAVYU™ to become a blockbuster franchise;
•
our expectations regarding the timing and outcome of our ongoing and planned clinical trials for DURAVYU™ for the treatment of wet AMD and DME;
•
our expectations regarding the timing and outcome of our planned regulatory communication and interactions with the US FDA and comparable regulatory bodies;
•
our expectations regarding the timing and clinical development of our other product candidates, including EYP-2301, a TIE-2 agonist, razuprotafib, formulated in Durasert E™ to potentially improve outcomes in serious retinal diseases;
•
our strategic alliances with other companies;
•
our belief that our cash, cash equivalents, and investments in marketable securities of $318.2 million at March 31, 2025 will enable us to fund operations into 2027, beyond the topline data expected in 2026;
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
•
our dependence on contract research organizations, vendors, and clinical investigators;
•
our ability to manufacture clinical supply of our product candidates;
•
our ability to manufacture commercial supply of YUTIQ® and DEXYCU® in fulfillment of our Ocumension Agreement;
•
the extent to which the global economic conditions, uncertainty caused by geopolitical violence and unrest and public health crises impact our business, the medical community, and the global economy;
•
the potential impact of disruptions at the FDA, including due to a reduction in the FDA’s workforce and/or inadequate funding for the FDA, on our business;
•
market acceptance of our product candidates, if approved;
•
protection of intellectual property and avoiding intellectual property infringement;
•
our ability to implement corrective and preventive actions required by the Warning Letter to the satisfaction of the FDA;
•
product liability; and
•
other factors described in our filings with the SEC.

We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The risks set forth under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as supplemented by the risks set forth under Item 1A of this Quarterly Report on Form 10-Q, describe major risks to our business, and you should read and interpret any forward-looking statements together with these risks. A variety of factors, including these risks, could cause our actual results and other expectations to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated, or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

Our forward-looking statements speak only as of the dates on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes makes it clear that any projected results expressed or implied in such statements will not be realized.

EYEPOINT®, DEXYCU®, YUTIQ®, Durasert®, DURAVYU®, DELIVERING INNOVATION TO THE EYE®, and WITH AN EYE ON PATIENTS® are our trademarks. Retisert® and Vitrasert® are Bausch & Lomb’s trademarks. YUTIQ® is licensed to ANI and Ocumension in their respective territories. ILUVIEN® is ANI’s trademark. The reports we file or furnish with the SEC, including this Quarterly Report on Form 10-Q, also contain trademarks, trade names, and service marks of other companies, which are the property of their respective owners.

Our Business

Overview

We are a company committed to developing and commercializing innovative therapeutics to help improve the lives of patients with serious retinal diseases. Our pipeline leverages our proprietary bioerodible Durasert E™ technology for sustained intraocular drug delivery. The Company’s lead product candidate, DURAVYU™, is an investigational sustained delivery treatment for anti-vascular endothelial growth factor (anti-VEGF) -mediated retinal diseases combining vorolanib, a selective and patent-protected tyrosine kinase inhibitor with bioerodible Durasert™. DURAVYU™ is presently in identical, global Phase 3 clinical trials (LUGANO and LUCIA) as a sustained delivery treatment for wet age-related macular degeneration (wet AMD), the leading cause of vision loss among people 50 years of age and older in the United States, and recently completed a positive Phase 2 clinical trial for diabetic macular edema (DME) meeting primary and secondary endpoints. Additional pipeline programs include EYPT-2301, a promising TIE-2 agonist, razuprotafib, f/k/a AKB-9778, formulated in Durasert E™ to potentially improve outcomes in serious retinal diseases.

We are focused on completing patient enrollment in the LUGANO and LUCIA clinical trials for DURAVYU™ in the second half of 2025 and reporting top-line data in the second half of 2026. We also expect to meet with the US FDA in the second quarter of 2025 to finalize the pivotal program for DURAVYU™ in DME with an expectation for that program to potentially begin in 2026.

Recent Developments

•
On January 8, 2025, we announced the appointment of renowned retina specialist and industry pioneer Reginald J. Sanders, M.D., FASRS to the Company’s Board of Directors.

•
On March 18, 2025, ANI announced that it completed the buyout of its 3.125% perpetual royalty obligation to SWK on worldwide net revenues of ILUVIEN® and YUTIQ® for a one-time payment of $17.25 million. Under the terms of the agreement, upon making the buyout payment, no further royalty is due to SWK on net revenues beginning January 1, 2025, forward. As a result, the Company terminated the RPA effective March 18, 2025.

R&D Highlights

•
Phase 3 pivotal LUGANO and LUCIA trials for DURAVYU™ in wet AMD are exceeding enrollment expectations and the Company is on track to complete enrollment for both in the second half of 2025. The rapid enrollment to date continues to exceed the observed recruitment rates of comparable historical and ongoing wet AMD clinical trials with LUGANO and LUCIA having randomized over 90% and 50% of patients, respectively, into the trials. LUGANO and LUCIA are identical, global non-inferiority trials with every six-month re-dosing following a clear and recognized pathway for regulatory and commercial success, positioning DURAVYU™ to become a potential blockbuster franchise.
•
The Phase 2 VERONA clinical trial of DURAVYU™ in DME met both primary and secondary endpoints. The 24-week data demonstrated a meaningful and sustained improvement in vision and anatomical control with a continued favorable safety profile.
•
A subgroup analyses of supplement-free patients from the VERONA trial in DME demonstrated that DURAVYU™ 2.7mg significantly and rapidly (by week 4) improved vision and reduced fluid levels, demonstrating a BCVA improvement of +10.3 letters versus +3.0 letters for aflibercept control and a CST improvement of 117.4 microns versus 43.7 microns for aflibercept control at week 24. These results further underscore the differentiated profile of DURAVYU™ with compelling efficacy, favorable safety, and strong durability.
•
Presented multiple datasets at the Association for Research in Vision and Ophthalmology (ARVO) Annual Meeting in early May 2025, demonstrating DURAVYU™’s potential real-world application in multiple retinal disease indications and de-risked trial designs that position DURAVYU™ for clinical and commercial success. Presentations included:
o
An assessment of the treatment burden in wet AMD treated with DURAVYU™ versus aflibercept from the Phase 2 DAVIO 2 clinical trial
o
Trial design of the global LUGANO and LUCIA pivotal Phase 3 trials in wet AMD
o
A 24-month Good Laboratory Practice (GLP) repeat-dose toxicology study of vorolanib intravitreal insert
•
The 24-week topline results from the Phase 2 VERONA study in DME were accepted for presentation at the Retina World Congress in May 2025, which will highlight DURAVYU™’s potential to transform the treatment landscape in the second largest retinal disease market with its best-in-class safety and efficacy profile.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires that we make certain estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. We base our estimates, judgments, and assumptions on historical experience, anticipated results, and trends, and on various other factors that we believe are reasonable under the circumstances at the time. By their nature, these estimates, judgments, and assumptions are subject to an inherent degree of uncertainty. Actual results may differ from our estimates under different assumptions or conditions. In our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we set forth our critical accounting policies and estimates, which included revenue recognition, reserves for variable consideration associated with our commercial revenue and recognition of expense in outsourced clinical trial agreements. See Note 2 of the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for a description of our accounting policies and estimates.

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024:

	Three Months Ended
	March 31,		Change
	2025	2024	Amounts	%

Revenues:
Product sales, net	$715	$658	$57	9%
License and collaboration agreements	11,049	10,563	486	5%
Royalty income	12,689	463	12,226	2641%
Total revenues	24,453	11,684	12,769	109%
Operating expenses:
Cost of sales	805	759	46	6%
Research and development	58,574	30,139	28,435	94%
Sales and marketing	35	6	29	483%
General and administrative	13,876	14,101	(225)	-2%
Total operating expenses	73,290	45,005	28,285	63%
Loss from operations	(48,837)	(33,321)	(15,516)	47%
Other income (expense):
Interest and other income, net	3,642	4,037	(395)	-10%
Total other income, net	3,642	4,037	(395)	-10%
Net loss	$(45,195)	$(29,284)	$(15,911)	54%
Net loss per share - basic and diluted	$(0.65)	$(0.55)	$(0.10)	18%
Weighted average shares outstanding - basic and diluted	69,767	52,913	16,854	32%

Net loss	$(45,195)	$(29,284)	$(15,911)	54%

Product Sales, Net

Product sales, net represents the gross sales of YUTIQ® and DEXYCU® less provisions for product sales allowances. Product sales for the three months ended March 31, 2025 were consistent with the prior year period.

License and Collaboration Agreement

License and collaboration agreement revenue increased by $0.5 million, or 5%, to $11.0 million for the three months ended March 31, 2025 compared to the same period the prior year. This increase was due to higher recognition of deferred revenue related to the agreement to license YUTIQ® product rights to ANI.

Royalty Income

Royalty income increased by $12.2 million, or 2641%, to $12.7 million for the three months ended March 31, 2025 compared to the same period the prior year. The increase in revenue recognized was due mainly to the recognition of the remaining $12.7 million of deferred SWK royalty revenue. On March 18, 2025, ANI announced that it completed the buyout of its 3.125% perpetual royalty obligation to SWK on worldwide net revenues of ILUVIEN® and YUTIQ® for a one-time payment of $17.25 million. Under the terms of the agreement, upon making the buyout payment, no further royalty is due to SWK on net revenues beginning January 1, 2025, forward. As a result, the Company terminated the RPA effective March 18, 2025.

Cost of Sales

Cost of sales remained consistent compared to the same period the prior year.

Research and Development

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024

Direct research and development expenses by program:
DURAVYU™	$41,898	$13,710
Other direct research and development	985	(293)
Unallocated expenses:
Personnel (including stock based compensation)	12,386	15,550
Facilities	896	42
Other	2,409	1,130
Total research and development expenses	58,574	30,139

Research and development expenses increased by $28.4 million, or 94%, to $58.6 million for the three months ended March 31, 2025 compared to the same period the prior year. This increase was attributable primarily to (i) $28.5 million in increased clinical trial costs related to ongoing DURAVYU™ Phase 3 clinical trials (LUGANO and LUCIA) for wet AMD, (ii) $1.6 million higher clinical trial material expense for phase 3 clinical trials, (iii) $1.1 million higher facility and IT expenses offset by (iv) $2.9 million decrease in personnel costs driven by non-cash stock compensation. We anticipate clinical trial expenses will continue at similar levels in future periods due to our ongoing Phase 3 clinical trials.

Sales and Marketing

Sales and marketing expenses remained consistent and were immaterial, for the three months ended March 31, 2025 compared to the same period the prior year.

General and Administrative

General and administrative expenses decreased by $0.2 million, or 2%, to $13.9 million for the three months ended March 31, 2025 compared to the same period the prior year.

Interest (Expense) Income

Interest income from investments in marketable securities and institutional money market funds decreased by $0.4 million, or 10%, to $3.6 million for the three months ended March 31, 2025 compared to the same period the prior year. This decrease was due to lower interest earned on cash invested in marketable securities driven by a general decrease in market interest rates.

Liquidity and Capital Resources

We have had a history of operating losses and an absence of significant recurring cash inflows from revenue, and at March 31, 2025 we had a total accumulated deficit of $918.2 million. Our operations have been financed primarily from sales of our equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from collaboration partners.

Financing Activities

In August 2020, the Company entered into an at-the-market facility (the ATM Facility) with Cantor Fitzgerald & Co (Cantor). Pursuant to the ATM Facility, the Company may, at its option, offer and sell shares of its common stock from time to time, through or to Cantor, acting as sales agent. The Company will pay Cantor a commission of 3.0% of the gross proceeds from any future sales of such shares. During the three months ended March 31, 2025 and 2024, we did not sell any shares of our common stock under our ATM offering facility.

Future Funding Requirements

At March 31, 2025, we had cash, cash equivalents, and investments in marketable securities of $318.2 million. We expect the cash, cash equivalents and investments on March 31, 2025 will enable us to fund operations into 2027. Due to the difficulty and uncertainty associated with the design and implementation of preclinical studies and clinical trials, we will continue to assess our cash and cash equivalents and future funding requirements. However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations. We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of our product candidates. If we obtain marketing approval for any of our product candidates, we will incur significant sales, marketing, and manufacturing expenses. We also expect to continue to incur significant costs to comply with corporate governance, internal controls, and similar requirements associated with operating as a public reporting company.

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

The amount of additional capital we will require will be influenced by many factors, including, but not limited to:

1.
the scope, progress, results, and costs of clinical trials of DURAVYU™, as an investigational sustained delivery intravitreal treatment deploying a bioerodible Durasert E™ insert of vorolanib, a selective and patented TKI targeting wet AMD and DME;
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
9.
the potential impact of disruptions at the FDA, including due to a reduction in the FDA’s workforce and/or inadequate funding for the FDA, on our business;
10.
changes in our operating plan, resulting in increases or decreases in our need for capital; and
11.
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

Our condensed consolidated statements of historical cash flows are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024	Change
Cash flows from operating activities:
Net loss	$(45,195)	$(29,284)	$(15,911)
Changes in operating assets and liabilities	(14,509)	(14,314)	(195)
Other adjustments to reconcile net loss to cash flows from operating activities:	6,584	12,427	(5,843)
Net cash used in operating activities	$(53,120)	$(31,171)	$(21,949)
Net cash provided by investing activities	$39,525	$20,806	$18,719
Net cash (used in) provided by financing activities	$(951)	$115	$(1,066)

Operating cash outflows for the three months ended March 31, 2025 totaled $53.1 million primarily due to our net loss of $45.2 million reduced by $6.6 million of non-cash expenses, which included $7.8 million of stock-based compensation, partially offset by $1.7 million for amortization of discount on available for sale of marketable securities. We incurred cash outflows related to changes in working capital of $14.5 million, which included $23.5 million of deferred revenue related to the agreement to license YUTIQ® product rights to ANI offset by $9.0 million in other working capital adjustments.

Operating cash outflows for the three months ended March 31, 2024 totaled $31.2 million, primarily due to our net loss of $29.3 million reduced by $12.4 million of non-cash expenses, which included $12.7 million of stock-based compensation and $0.3 million for depreciation of property and equipment, partially offset by $0.6 million of amortization and accretion of marketable securities. We incurred cash outflows related to changes in working capital of $14.3 million, including $8.8 million of deferred revenue related to the agreement to license YUTIQ® product rights to ANI, and $5.5 million of other working capital changes.

For the three months ended March 31, 2025, $39.8 million of net cash was provided by the sales of marketable securities, and $0.3 million was used for the purchase of property and equipment.

For the three months ended March 31, 2024, $22.0 million of net cash was provided by the sales of marketable securities, and $1.2 million was used for the purchase of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2025 totaled $1.0 million and consisted mainly of the following:

(i)
$1.2 million used for the settlement of stock units to satisfy statutory tax withholding
(ii)
$0.3 million used for payment of equity issue costs
(iii)
$0.6 million provided by the exercise of stock options

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, “Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 6, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c)

Rule 10b5-1 Trading Arrangements

The Company permits officers and directors to adopt written trading plans, known as “Rule 10b5-1 trading arrangements”, as such term defined in Item 408(a) of Regulation S-K for the purchase or sale of the Company's securities, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended March 31, 2025, none of our executive officers and directors adopted, modified or terminated Rule 10b5-1 trading arrangements for the purchase or sale of our common stock.

Item 6. Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

2.1#	Product Rights Agreement, dated May 17, 2023, by and between EyePoint Pharmaceuticals, Inc. and Alimera Sciences, Inc.	8-K	05/18/23	2.1

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1

3.2	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	10-K	09/13/17	3.2

3.3	Certificate of Correction to Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	8-K	04/02/18	3.1

3.4	Certificate of Amendment of Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/27/18	3.1

3.5	By-Laws of EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	3.5

3.6	Amendment No. 1 to the By-Laws of EyePoint Pharmaceuticals, Inc.	8-K	11/06/18	3.1

3.7	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/23/20	3.1

3.8	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	12/08/20	3.1

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1

4.2	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	11/19/21	4.1

10.1*	Fifth Amendment to Lease, dated March 31, 2025, between GRE Riverworks, LLC and EyePoint Pharmaceuticals, Inc.

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

EyePoint Pharmaceuticals, Inc.

Date: May 8, 2025	By:	/s/ Jay S. Duker
	Name:	Jay S. Duker, M.D.
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2025	By:	/s/ George O. Elston
	Name:	George O. Elston
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)