Form 10-Q
period 2025-06-30
EyePoint Pharmaceuticals, Inc.
filed 2025-08-07
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

There were 68,927,425 shares of the registrant’s common stock, $0.001 par value, outstanding as of July 31, 2025.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$71,143	$99,704
Marketable securities	184,590	271,209
Accounts and other receivables, net	625	607
Prepaid expenses and other current assets	6,215	9,481
Inventory	2,678	2,305
Total current assets	265,251	383,306
Property and equipment, net	8,762	8,177
Operating lease right-of-use assets	21,089	21,000
Restricted cash	150	150
Other assets	5,895	5,832
Total assets	$301,147	$418,465
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$19,685	$11,721
Accrued expenses	11,478	18,103
Deferred revenue	—	17,784
Other current liabilities	2,012	1,440
Total current liabilities	33,175	49,048
Deferred revenue – noncurrent	—	10,853
Operating lease liabilities – noncurrent	21,815	21,858
Other noncurrent liabilities	148	205
Total liabilities	55,138	81,964
Contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at June 30, 2025 and December 31, 2024; 68,889,649 and 68,266,005 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	69	68
Additional paid-in capital	1,222,745	1,208,421
Accumulated deficit	(977,637)	(873,016)
Accumulated other comprehensive income (loss)	832	1,028
Total stockholders' equity	246,009	336,501
Total liabilities and stockholders' equity	$301,147	$418,465

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Product sales, net	$—	$1,068	$715	$1,726
License and collaboration agreements	5,333	7,782	16,382	18,345
Royalty income	—	627	12,689	1,090
Total revenues	5,333	9,477	29,786	21,161
Operating expenses:
Cost of sales	165	1,401	970	2,160
Research and development	55,498	29,822	114,072	60,011
Sales and marketing	35	50	70	56
General and administrative	11,862	12,750	25,738	26,801
Total operating expenses	67,560	44,023	140,850	89,028
Loss from operations	(62,227)	(34,546)	(111,064)	(67,867)
Other (expense) income:
Interest and other income, net	2,894	3,720	6,536	7,757
Total other income, net	2,894	3,720	6,536	7,757
Net loss before income taxes	$(59,333)	$(30,826)	$(104,528)	$(60,110)
Provision for income taxes	(93)	—	(93)	—
Net loss	$(59,426)	$(30,826)	$(104,621)	$(60,110)
Net loss per share:
Basic and diluted	$(0.85)	$(0.58)	$(1.50)	$(1.13)
Weighted average common shares outstanding:
Basic and diluted	69,926	53,206	69,847	53,059

Net loss	$(59,426)	$(30,826)	$(104,621)	$(60,110)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(91)	(44)	(196)	(72)
Comprehensive income (loss)	$(59,517)	$(30,870)	$(104,817)	$(60,182)

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands except share data)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (loss)	Stockholders’ Equity
Balance at April 1, 2024	49,885,701	$50	$1,020,478	$(771,430)	$836	$249,934
Net loss	—	—	—	(30,826)	—	(30,826)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(44)	(44)
Issuance of stock, net of issue costs	—	—	—	—	—	—
Cashless exercise of warrants	2,180,776	2	(2)	—	—	—
Employee stock purchase plan	—	—	—	—	—	—
Exercise of stock options	77,532	—	624	—	—	624
Vesting of stock units	16,296	—	(78)	—	—	(78)
Stock-based compensation	—	—	8,695	—	—	8,695
Balance at June 30, 2024	52,160,305	$52	$1,029,717	$(802,256)	$792	$228,305

Balance at April 1, 2025	68,811,357	$69	$1,215,615	$(918,211)	$923	$298,396
Net loss	—	—	—	(59,426)	—	(59,426)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(91)	(91)
Employee stock purchase plan	—	—	—	—	—	—
Exercise of stock options	64,212	—	273	—	—	273
Vesting of stock units	14,080	—	(19)	—	—	(19)
Stock-based compensation	—	—	6,876	—	—	6,876
Balance at June 30, 2025	68,889,649	$69	$1,222,745	$(977,637)	$832	$246,009

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (loss)	Stockholders’ Equity
Balance at January 1, 2024	49,043,074	$49	$1,007,556	$(742,146)	$864	$266,323
Net loss	—	—	—	(60,110)	—	(60,110)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(72)	(72)
Issuance of stock, net of issue costs	—	—	18	—	—	18
Cashless exercise of warrants	2,206,442	2	(2)	—	—	—
Employee stock purchase plan	25,015	—	268	—	—	268
Exercise of stock options	521,716	1	4,917	—	—	4,918
Vesting of stock units	364,058	—	(4,434)	—	—	(4,434)
Stock-based compensation	—	—	21,394	—	—	21,394
Balance at June 30, 2024	52,160,305	$52	$1,029,717	$(802,256)	$792	$228,305

Balance at January 1, 2025	68,266,005	$68	$1,208,421	$(873,016)	$1,028	$336,501
Net loss	—	—	—	(104,621)	—	(104,621)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(196)	(196)
Employee stock purchase plan	55,283	—	369	—	—	369
Exercise of stock options	132,991	—	497	—	—	497
Vesting of stock units	435,370	1	(1,238)	—	—	(1,237)
Stock-based compensation	—	—	14,696	—	—	14,696
Balance at June 30, 2025	68,889,649	$69	$1,222,745	$(977,637)	$832	$246,009

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(104,621)	$(60,110)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation of property and equipment	1,035	665
Amortization of debt discount and premium and discount on available-for-sale marketable securities	(2,934)	(2,267)
Stock-based compensation	14,696	21,394
Deferred income tax	(90)	—
Changes in operating assets and liabilities:
Accounts receivable and other current assets	3,248	(1,168)
Other assets	(62)	—
Inventory	(373)	233
Accounts payable and accrued expenses	1,504	3,636
Right-of-use assets and operating lease liabilities	543	539
Deferred revenue	(28,637)	(14,271)
Other noncurrent liabilities	(18)	—
Net cash (used in) provided by operating activities	(115,709)	(51,349)
Cash flows from investing activities:
Purchases of marketable securities	(93,368)	(184,995)
Sales and maturities of marketable securities	182,725	47,500
Purchases of property and equipment	(1,496)	(2,094)
Net cash (used in) provided by investing activities	87,861	(139,589)
Cash flows from financing activities:
Payment of equity issue costs	(291)	(307)
Net settlement of stock units to satisfy statutory tax withholding	(1,237)	(4,434)
Proceeds from exercise of stock options and employee stock purchase plan	866	5,185
Principal payments on finance lease obligations	(51)	—
Net cash (used in) provided by financing activities	(713)	444
Net (decrease) increase in cash, cash equivalents and restricted cash	(28,561)	(190,494)
Cash, cash equivalents and restricted cash at beginning of period	99,854	281,413
Cash, cash equivalents and restricted cash at end of period	$71,293	$90,919
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$71,143	$90,769
Restricted cash	150	150
Total cash, cash equivalents and restricted cash at end of period	$71,293	$90,919
Supplemental disclosure of non-cash investing and financing activities:
Lease liability arising from obtaining right-of-use assets	$903	$17,656
Property and equipment additions in accounts payable and accrued expenses	$43	$220
Stock issuance costs in accounts payable and accrued expenses	$20	$—

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Operations

The accompanying condensed consolidated financial statements of EyePoint Pharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, the Company), as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2024, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the periods indicated. The preparation of financial statements in accordance with United States (U.S.) generally accepted accounting principles requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the entire 2025 fiscal year or any future period.

The Company is committed to developing and commercializing innovative therapeutics to improve the lives of patients with serious retinal diseases. The Company's pipeline leverages its proprietary bioerodible Durasert E™ technology (Durasert E™) for sustained intraocular drug delivery. The Company’s lead product candidate, DURAVYU™1, f/k/a EYP-1901, is an investigational sustained delivery treatment for vascular endothelial growth factor (VEGF) mediated retinal diseases combining vorolanib, a selective and patent-protected tyrosine kinase inhibitor with Durasert E™. DURAVYU™ is currently in two global Phase 3 clinical trials (LUGANO and LUCIA) for wet age-related macular degeneration (wet AMD), the leading cause of vision loss among people 50 years of age and older in the United States. DURAVYU™ also completed a Phase 2 clinical trial in diabetic macular edema (DME) meeting primary and secondary endpoints. Additional pipeline programs include EYP-2301, a promising TIE-2 agonist, razuprotafib, formulated in Durasert E™ to potentially improve outcomes in serious retinal diseases.

On May 27, 2025, the Company announced enrollment was completed in the pivotal Phase 3 LUGANO clinical trial evaluating DURAVYU™. The Company is focused on completing patient enrollment in the LUCIA clinical trial for DURAVYU™ in the third quarter of 2025 and reporting top-line data for both the LUGANO and LUCIA clinical trials in the second half of 2026. The Company completed a positive EOP2 meeting with the US FDA in July 2025 and is waiting for the formal meeting minutes to finalize the pivotal program for DURAVYU™ in DME with an anticipated start in 2026.

Liquidity

The Company had cash, cash equivalents and investments in marketable securities of $255.7 million at June 30, 2025. The Company has a history of operating losses and has not had significant recurring cash inflows from revenue. The Company’s operations have been financed primarily from sales of its equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income, and other fees received from its collaboration partners. The Company anticipates that it will continue to incur losses as it continues the research and development of its product candidates, and the Company does not expect revenues to generate sufficient funding to sustain its operations in the near-term. The Company expects to continue fulfilling its funding needs through cash inflows from licensing and research collaboration transactions, additional equity capital raises and other arrangements. The Company believes that its cash, cash equivalents and investments in marketable securities of $255.7 million at June 30, 2025 will enable the Company to fund its current and planned operations for at least the next twelve months from the date these condensed consolidated financial statements were issued. Actual cash requirements could differ from management’s projections due to many factors, including the timing and results of the Company’s clinical trials for DURAVYU™, additional investments in research and development programs, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

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

3.
Revenue

Product Revenue Reserves and Allowances

For the three and six months ended June 30, 2025, the Company’s product revenues were primarily from the Company’s existing supply agreements with commercial partners. For the three and six months ended June 30, 2025 the Company’s product revenues were $0 and $0.7 million, respectively. For the three and six months ended June 30, 2024 the Company’s product revenues were $1.1 million and $1.7 million, respectively.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2025 and 2024 (in thousands):

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2025	$5	—	$142	$147
Provision related to sales in the current year	—	—	—	—
Adjustments related to prior period sales	—	106	(106)	—
Deductions applied and payments made	(3)	(29)	(36)	(68)
Ending Balance at June 30, 2025	$2	$77	$—	$79

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at January 1, 2024	$83	$—	$677	$760
Provision related to sales in the current year	—	—	—	—
Adjustments related to prior period sales	70	—	—	70
Deductions applied and payments made	(130)	—	(54)	(184)
Ending Balance at June 30, 2024	$23	$—	$623	$646

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

Additionally, pursuant to the PRA, the Company transferred and assigned to ANI certain assets and certain contracts with third parties related to YUTIQ®, including the new drug application for YUTIQ® (collectively, the Asset Transfer). Pursuant to the PRA, ANI paid the Company a $75.0 million upfront payment (the Upfront Payment). ANI also made four quarterly payments of $1.875 million to the Company totaling $7.5 million during 2024. ANI will also pay royalties to the Company from 2025 to 2028 at a percentage of low-to-mid double digits of ANI’s related U.S. annual net sales of certain products (including YUTIQ®) in excess of certain thresholds, beginning at $70 million in 2025, and increasing annually thereafter. Upon ANI’s payment of the Upfront Payment and the 2024 quarterly payments, the licenses and rights granted to ANI automatically became perpetual and irrevocable. Payments received from ANI are non-refundable.

On the Closing Date, the Company and ANI also entered into a commercial supply agreement (CSA), pursuant to which, during the term of the PRA, the Company agreed to manufacture and exclusively supply to ANI agreed-upon quantities of YUTIQ® necessary for ANI to commercialize YUTIQ® in the United States at certain cost plus amounts, subject to adjustments and potential extensions and terminations set forth in the CSA. The CSA with ANI automatically terminated on May 31, 2025.

Revenue from sales of product supply to ANI under the CSA was $0 and $0.6 million during the three and six months ended June 30, 2025, respectively and $0.6 million and $1.2 million during the three and six months ended June 30, 2024, respectively. License and Collaboration revenue related to the PRA was $5.1 million and $15.9 million during the three and six months ended June 30, 2025, respectively and $7.1 million and $17.5 million during the three and six months ended June 30, 2024, respectively. License and collaboration revenue, related to additional transitional services was $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively and $0.2 million and $0.3 million during the three and six months ended June 30, 2024, respectively. As of June 30, 2025, the Company had no deferred revenue recognized under the PRA. As of December 31, 2024, the Company had $15.9 million and $0 as current and non-current deferred revenue recognized under the PRA.

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

Revenue from sales of product supply to Ocumension under the supply agreement was $0 during the three and six months ended June 30, 2025 respectively, and $0.5 million during the three and six months ended June 30, 2024, respectively. Royalty income was $0 during the three and six months ended June 30, 2025 respectively, and $0.3 million and $0.5 million was recorded for the three and six months ended June 30, 2024. License and collaboration revenue related to additional technical assistance during the three and six months ended June 30, 2025 and 2024 was immaterial.

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

Revenue from license and collaboration revenue or royalty income for the three and six months ended June 30, 2025 and 2024 related to this agreement was immaterial.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid expenses	$2,860	$2,339
Prepaid clinical expenses	1,783	5,737
Other	1,572	1,405
Total prepaid expenses and other current assets	$6,215	$9,481

As of June 30, 2025 and December 31, 2024 the Company had $5.4 million of prepaid clinical expense included in other assets on its consolidated balance sheets.

5.
Inventory

Inventory consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$1,676	$1,657
Work in process	1,002	648
Total inventory	$2,678	$2,305

6.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Personnel costs	$7,747	$11,830
Clinical trial costs	1,663	4,541
Professional and legal fees	1,236	840
Sales chargebacks, rebates and other revenue reserves	79	147
Other	753	745
Total accrued expenses	$11,478	$18,103

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

On January 23, 2023, the Company entered into a lease agreement (the Northbridge Lease) for its new standalone commercial manufacturing facility, including office and lab space located at 600 Commerce Drive, Northbridge, Massachusetts. The new 41,141 square-foot manufacturing facility is Current Good Manufacturing Practice (cGMP) compliant to meet U.S. FDA and European Medicines Agency (EMA) standards to support DURAVYU™ clinical supply and commercial readiness upon regulatory approval. In addition, the building has the capacity and capabilities for pipeline expansion. The lease includes a non-cancellable lease term of fifteen years and four months, with two options to extend the lease term for two additional terms of either five years or ten years at 95% of the then-prevailing fair market rent. The lease term, under ASC 842, commenced during the second quarter of 2024. The Company entered into an amendment to the Northbridge Lease, effective September 30, 2024. Pursuant to the amendment, the Company's obligation to pay base rent began on March 1, 2025. The Company is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises. The Company recognized an initial increase of $17.7 million to its lease liabilities and $17.9 million to its right-of-use (ROU) assets resulting from the Northbridge Lease during the second quarter of 2024.

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

As of June 30, 2025 the weighted average remaining term of the Company’s operating leases was 12.0 years and the weighted average discount rate was 11.67%.

Supplemental balance sheet information related to operating leases are as follows (in thousands):

	June 30,	December 31,
	2025	2024
Other current liabilities – operating lease current portion	$1,900	$1,247
Operating lease liabilities – noncurrent portion	21,815	21,858
Total operating lease liabilities	$23,715	$23,105

The elements of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease expense included in:
Research and development	$1,009	$518	$1,974	$809
General and administrative	64	65	129	130
Variable lease costs	76	63	132	135
Total lease expense	$1,149	$646	$2,235	$1,074

Cash paid for amounts included in the measurement of operating lease liabilities was $1.6 million and $0.2 million for the six months ended June 30, 2025 and 2024.

The Company’s total future minimum lease payments under non-cancellable leases at June 30, 2025 were as follows (in thousands):

Operating Leases
Remainder of 2025	$2,206
2026	4,482
2027	4,579
2028	3,469
2029	2,667
Thereafter	29,191
Total lease payments	$46,594
Less imputed interest	(22,879)
Total	$23,715

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

During the three and six months ended June 30, 2025 and 2024, the Company did not sell any shares of its common stock under the ATM Facility.

Warrants to Purchase Common Shares

The Company issued 3,272,727 shares of Pre-Funded Warrants (PFW) to purchase common stock, in connection with the November 2021 underwritten public offering. On April 18, 2024, 2,181,818 PFWs were exercised in full as a cashless exercise, resulting in a net issuance of 2,180,776 shares of common stock.

As of June 30, 2025, 1,090,909 PFWs were outstanding. The PFWs were included in the basic and diluted net loss per share calculation during the three and six months ended June 30, 2025.

9.
Share-Based Payment Awards

Equity Incentive Plan

The 2023 Long-Term Incentive Plan (the “2023 Plan”), approved by the Company’s stockholders on June 20, 2023 (the “Adoption Date”), originally provided for the issuance of up to 3,500,000 shares of the Company’s common stock reserved for issuance under the 2023 Plan plus any additional shares of the Company’s common stock that were available for grant under the 2008 and the 2016 Incentive Plan (the “2008 & 2016 Plan”) at the Adoption Date or would otherwise become available for grant under the 2008 Plan as a result of subsequent termination or forfeiture of awards under the 2008 or 2016 Plan. Prior to June 18, 2025, the maximum aggregate number of shares available for issuance under the 2023 Plan was equal to (i) 7,500,000 shares, plus (ii) 184,904 shares that were previously available for grant under the Company’s 2016 Equity Incentive Plan (the 2016 Plan) that were transferred to the 2023 Plan on June 20, 2023, plus (iii) any shares granted under the Company’s 2008 Equity Incentive Plan or 2016 Plan (collectively, the Prior Plans) that, on or after the effective date of the 2023 Plan, become available as a result of the termination or forfeiture of awards under the Prior Plans. At the Company’s Annual Meeting of Stockholders held on June 18, 2025, the Company’s stockholders approved an amendment to the 2023 Plan to increase the number of shares authorized for issuance by 2,900,000 shares to 10,400,000 shares under the 2023 Plan. At June 30, 2025, a total of approximately 4,743,299 shares were available for new awards under the 2023 Plan.

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

Stock Options

The following table provides a reconciliation of stock option activity under the Company’s equity incentive plan and for inducement awards for the six months ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2025	7,670,647	$12.47	7.43	7,478
Granted	2,366,135	8.00
Exercised	(132,991)	3.74
Forfeited	(265,829)	11.06
Expired	(162,331)	21.13
Outstanding at June 30, 2025	9,475,631	$11.37	7.64	$14,213
Exercisable at June 30, 2025	4,520,671	$12.57	6.29	$6,590

The Company's stock options generally vest over four years with 25% vesting after one year of service followed by ratable monthly vesting over the remaining three years. Nonemployee awards are granted similar to the Company’s employee awards. All option grants have a 10-year term. Options to purchase a total of 1,182,254 shares of the Company’s common stock vested during the six months ended June 30, 2025.

In determining the grant date fair value of option awards during the six months ended June 30, 2025, the Company applied the Black-Scholes option pricing model based on the following key assumptions:

Six Months Ended
June 30, 2025
Option life (in years)	5.5 - 6.08
Stock volatility	99% - 102%
Risk-free interest rate	3.98% - 4.45%
Expected dividends	0.0%

The following table summarizes information about employee, non-executive director and external consultant stock options for the six months ended June 30, 2025 (in thousands except per share amount):

Six Months Ended
June 30, 2025
Weighted average grant date fair value per share	$6.45
Total cash received from exercise of stock options	497
Total intrinsic value of stock options exercised	446

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

The following table provides a reconciliation of RSU activity under the 2016 Plan and the 2023 Plan for the six months ended June 30, 2025:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	1,315,629	$11.74
Granted	822,208	8.26
Vested	(579,206)	10.43
Forfeited	(36,364)	13.83
Nonvested at June 30, 2025	1,522,267	$10.31

At June 30, 2025, the weighted average remaining vesting term of the RSUs was 1.46 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the ESPP) allows qualified participants to purchase the Company’s common stock twice a year at 85% of the lesser of the average of the high and low sales price of the Company’s common stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period. The number of shares of the Company’s common stock each employee may purchase under this plan, when combined with all other employee stock purchase plans, is limited to the lower of an aggregate fair market value of $25,000 during each calendar year, or 5,000 shares of the Company’s common stock in any one offering period. The Company has maintained consecutive six-month offering periods since August 1, 2019. During the three and six months ended June 30, 2025, 55,283 shares of the Company’s common stock were issued pursuant to the ESPP.

The Company estimated the fair value of the option component of the ESPP shares at the date of grant using a Black-Scholes valuation model. During the three and six months ended June 30, 2025, the compensation expense from ESPP shares was approximately $0.1 million and $0.2 million. During the three and six months ended June 30, 2024, the compensation expense from ESPP shares was approximately $0.1 million and $0.2 million.

Stock-Based Compensation Expense

The Company’s condensed consolidated statements of operations and comprehensive loss included total compensation expense from stock-based payment awards as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Compensation expense included in:
Research and development	$3,178	$3,610	$6,642	$11,438
General and administrative	3,698	5,085	8,054	9,956
	$6,876	$8,695	$14,696	$21,394

At June 30, 2025, there was approximately $28.7 million of unrecognized compensation expense related to outstanding equity awards under the 2023 Plan, the 2016 Plan, the inducement awards and the ESPP that is expected to be recognized as expense over a weighted average period of approximately 1.61 years.

10.
Fair Value Measurements

The following tables summarize the Company’s assets by significant categories carried at fair value measured on a recurring basis by valuation hierarchy (in thousands):

	June 30, 2025
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$60,973	$—	$—	$60,973	$60,973	$—
Subtotal	$60,973	$—	$—	$60,973	$60,973	$—
Level 2:
Commercial paper	$49,384	$—	$(6)	$49,378	$—	$49,378
U.S. Treasury securities	115,359	19	(14)	115,364	—	115,364
U.S. Agency securities	19,855	—	(7)	19,848	—	19,848
Subtotal	$184,598	$19	$(27)	$184,590	$—	$184,590
Total	$245,571	$19	$(27)	$245,563	$60,973	$184,590

	December 31, 2024
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$95,859	$—	$—	$95,859	$95,859	$—
Subtotal	$95,859	$—	$—	$95,859	$95,859	$—
Level 2:
Commercial paper	$94,817	$26	$(1)	$94,842	$—	$94,842
U.S. Treasury securities	114,599	120	(8)	114,711	—	114,711
U.S. Agency securities	61,605	53	(2)	61,656	—	61,656
Subtotal	$271,021	$199	$(11)	$271,209	$—	$271,209
Total	$366,880	$199	$(11)	$367,068	$95,859	$271,209

At June 30, 2025, a total of $61.0 million or 100% of the Company’s interest-bearing cash equivalent balances were concentrated in one institutional money market fund that has investments consisting primarily of Repurchase Agreements, U.S Treasuries, and U.S. Government Agency Debts. At December 31, 2024, a total of $95.9 million or 100% of the Company’s interest-bearing cash equivalent balances were concentrated in one institutional money market fund that has investments consisting primarily of Repurchase Agreements, U.S Treasuries, and U.S. Government Agency Debts.

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

Significant segment expenses are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Total revenues	$5,333	$9,477	$29,786	$21,161
DURAVYU™ direct research and development expense	(37,349)	(16,376)	(79,247)	(30,086)
Other direct research and development expense	(1,003)	(373)	(1,988)	(80)
Personnel expense (including stock-based compensation)	(20,065)	(19,737)	(40,907)	(43,962)
Facilities expense	(1,863)	(909)	(3,267)	(1,537)
Depreciation and amortization	(538)	(362)	(1,035)	(665)
Intellectual property expense	(210)	(408)	(474)	(726)
Legal, corporate and professional expenses	(2,967)	(2,264)	(5,867)	(5,339)
Provision for income taxes	(93)	—	(93)	—
Interest and other income, net	2,894	3,720	6,536	7,757
Other segment expenses*	(3,565)	(3,594)	(8,065)	(6,633)
Net loss	$(59,426)	$(30,826)	$(104,621)	$(60,110)

*Other segment expenses include cost of goods sold and other expenses required to operate as a public company, such as insurance, software and contracted services.

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

Common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	As of June 30,
	2025	2024
Stock options	9,475,631	7,426,691
ESPP	57,876	9,102
Restricted stock units	1,522,267	1,378,823
Total	11,055,774	8,814,616

14.
Related Party Transactions

Nancy S. Lurker, the former Chief Executive Officer and Executive Vice Chair of the Company and current Vice Chair of the Board is a member of the board of directors of Altasciences, the parent company of Calvert Laboratories, Inc. (Calvert Labs), an entity with which the Company conducts business. The Company recorded $0.4 million and $0.6 million of research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss related to preclinical and analytical services provided by Altasciences for the three and six months ended June 30, 2025 respectively. Additionally, the Company recorded accounts payable of $0.6 million and $0.4 million, and prepaid expenses of $0.1 million and $0.2 million in the accompanying consolidated balance sheets related to services provided by Altasciences, as of June 30, 2025 and December 31, 2024, respectively.

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
•
our belief that DURAVYU™ is on track to be the first-to-market of the current investigational sustained release treatments for wet AMD;
•
our belief that DURAVYU™ has two potential blockbuster indications;
•
our belief that DURAVYU™’s potential real-world application in multiple retinal disease indications and de-risked trial designs position DURAVYU™ for clinical and commercial success;
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
•
our belief that our cash, cash equivalents, and investments in marketable securities of $255.7 million at June 30, 2025 will enable us to fund operations into 2027, beyond the topline data expected in 2026;
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

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements:

•
risks and uncertainties include the timing, progress and results of the company’s clinical development activities, including DURAVYU™;
•
uncertainties and delays relating to communications with the U.S. Food and Drug Administration and the ability to obtain regulatory approval from FDA for the commercialization of DURAVYU™
•
the sufficiency of our existing cash resources;
•
our access to needed capital;
•
the risk that results of clinical trials may not be predictive of future results, and interim and preliminary data are subject to further analysis and may change as more data becomes available;
•
unexpected safety or efficacy data observed during clinical trials;
•
uncertainties related to the regulatory authorization or approval process, and available development and regulatory pathways for approval of the Company’s product candidates;
•
disruptions at the FDA, including due to a reduction in the FDA’s workforce and/or inadequate funding for the FDA;
•
changes in the regulatory and legislative environment;
•
changes in U.S. and international trade policies;
•
changes in expected or existing competition;
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

Our Business

Overview

We are a company committed to developing and commercializing innovative therapeutics to improve the lives of patients with serious retinal diseases. Our pipeline leverages our proprietary bioerodible Durasert E™ technology for sustained intraocular drug delivery. The Company’s lead product candidate, DURAVYU™, f/k/a EYP-1901, is an investigational sustained delivery treatment for vascular endothelial growth factor (VEGF) mediated retinal diseases combining vorolanib, a selective and patent-protected tyrosine kinase inhibitor with bioerodible Durasert™. DURAVYU™ is presently in two global Phase 3 clinical trials (LUGANO and LUCIA) as a sustained delivery treatment for wet age-related macular degeneration (wet AMD), the leading cause of vision loss among people 50 years of age and older in the United States, and completed a positive Phase 2 clinical trial for diabetic macular edema (DME) meeting primary and secondary endpoints. Additional pipeline programs include EYPT-2301, a promising TIE-2 agonist, razuprotafib, formulated in Durasert E™ to potentially improve outcomes in serious retinal diseases.

On May 27, 2025, we announced enrollment was completed in the pivotal Phase 3 LUGANO clinical trial evaluating DURAVYU™. We are focused on completing patient enrollment in the LUCIA clinical trial for DURAVYU™ in the third quarter of 2025 and reporting top-line data for both the LUGANO and LUCIA clinical trials in the second half of 2026. We also completed a positive EOP2 meeting with the US FDA in July 2025 and are waiting for the formal meeting minutes to finalize the pivotal program for DURAVYU™ in DME with an anticipated start in 2026.

Recent Developments

•
On July 29, 2025, we announced enrollment was completed in the pivotal Phase 3 LUCIA clinical trial evaluating DURAVYU™.

R&D Highlights

•
On May 27, 2025, we announced enrollment was completed in the pivotal Phase 3 LUGANO clinical trial evaluating DURAVYU™.

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

Results of Operations

Three months ended June 30, 2025 Compared to Three months ended June 30, 2024:

	Three Months Ended
	June 30,		Change
	2025	2024	Amounts	%
Revenues:
Product sales, net	$—	$1,068	$(1,068)	-100%
License and collaboration agreements	5,333	7,782	(2,449)	-31%
Royalty income	—	627	(627)	-100%
Total revenues	5,333	9,477	(4,144)	-44%
Operating expenses:
Cost of sales	165	1,401	(1,236)	-88%
Research and development	55,498	29,822	25,676	86%
Sales and marketing	35	50	(15)	-30%
General and administrative	11,862	12,750	(888)	-7%
Total operating expenses	67,560	44,023	23,537	53%
Loss from operations	(62,227)	(34,546)	(27,681)	80%
Other income (expense):
Interest and other income, net	2,894	3,720	(826)	-22%
Total other income, net	2,894	3,720	(826)	-22%
Net loss before income taxes	$(59,333)	$(30,826)	$(28,507)	92%
Provision for income taxes	$(93)	$—	$(93)	-100%
Net loss	$(59,426)	$(30,826)	$(28,600)	93%
Net loss per share - basic and diluted	$(0.85)	$(0.58)	$(0.27)	47%
Weighted average shares outstanding - basic and diluted	69,926	53,206	16,720	31%

Product Sales, Net

Product sales, net represents the gross sales of YUTIQ® and DEXYCU® less provisions for product sales allowances. Product sales, net decreased by $1.1 million, or 100%, to $0 for the three months ended June 30, 2025 compared to the same period the prior year. This decrease was due to the fact that there were no shipments during the second quarter of 2025.

License and Collaboration Agreement

License and collaboration agreement revenue decreased by $2.4 million, or 31%, to $5.3 million for the three months ended June 30, 2025 compared to the same period the prior year. This decrease was primarily due to lower recognition of deferred revenue related to the agreement to license YUTIQ® product rights to ANI.

Royalty Income

Royalty income decreased by $0.6 million, or 100%, to $0 for the three months ended June 30, 2025 compared to the same period the prior year. This decrease was due to the termination of the SWK royalty purchase agreement (RPA) on March 18, 2025.

Cost of Sales

Cost of sales decreased by $1.2 million, or 88%, to $0.2 million for the three months ended June 30, 2025 compared to the same period the prior year. This decrease was primarily due to immaterial products sales.

Research and Development

The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
	2025	2024
Direct research and development expenses by program:
DURAVYU™	$37,349	$16,376
Other direct research and development	1,003	373
Unallocated expenses:
Personnel (including stock based compensation)	12,703	10,543
Facilities	1,302	266
Other	3,141	2,264
Total research and development expenses	$55,498	$29,822

Research and development expenses increased by $25.7 million, or 86%, to $55.5 million for the three months ended June 30, 2025 compared to the same period the prior year. This increase was primarily attributable to (i) a $26.0 million increase in clinical trial costs related to ongoing DURAVYU™ Phase 3 clinical trials (LUGANO and LUCIA) for wet AMD, offset by a $5.0 million decrease due to a one-time license milestone payment in the second quarter of 2024, (ii) $2.2 million increase in personnel costs, (iii) $1.0 million increase in facility and IT expenses for our Northbridge commercial manufacturing facility, (iv) $0.9 million increase in other professional services to support Phase 3 clinical trials and (v) $0.6 million increase in clinical trial material expense for Phase 3 clinical trials. We anticipate R&D expenses will continue at similar levels in future periods due to our ongoing Phase 3 clinical trials and Northbridge commercial manufacturing facility.

Sales and Marketing

Sales and marketing expenses remained consistent and were immaterial, for the three months ended June 30, 2025 compared to the same period the prior year.

General and Administrative

General and administrative expenses decreased by $0.9 million, or 7%, to $11.9 million for the three months ended June 30, 2025 compared to the same period the prior year. This decrease was primarily attributable to lower personnel costs driven by non-cash stock compensation.

Interest (Expense) Income

Interest income from investments in marketable securities and institutional money market funds decreased by $0.8 million, or 22%, to $2.9 million for the three months ended June 30, 2025 compared to the same period the prior year. This decrease was primarily driven by lower cash available for investment in marketable securities.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024:

	Six Months Ended
	June 30,		Change
	2025	2024	Amounts	%
Revenues:
Product sales, net	$715	$1,726	$(1,011)	-59%
License and collaboration agreements	16,382	18,345	(1,963)	-11%
Royalty income	12,689	1,090	11,599	1064%
Total revenues	29,786	21,161	8,625	41%
Operating expenses:
Cost of sales	970	2,160	(1,190)	-55%
Research and development	114,072	60,011	54,061	90%
Sales and marketing	70	56	14	25%
General and administrative	25,738	26,801	(1,063)	-4%
Total operating expenses	140,850	89,028	51,822	58%
Loss from operations	(111,064)	(67,867)	(43,197)	64%
Other income (expense):
Interest and other income, net	6,536	7,757	(1,221)	-16%
Total other income, net	6,536	7,757	(1,221)	-16%
Net loss before income taxes	$(104,528)	$(60,110)	$(44,418)	74%
Provision for income taxes	$(93)	$—	$(93)	-100%
Net loss	$(104,621)	$(60,110)	$(44,511)	74%
Net loss per share - basic and diluted	$(1.50)	$(1.13)	$(0.37)	33%
Weighted average shares outstanding - basic and diluted	69,847	53,059	16,788	32%

Product Sales, Net

Product sales, net represents the gross sales of YUTIQ® and DEXYCU® less provisions for product sales allowances. Product sales, net decreased by $1.0 million, or 59%, to $0.7 million for the six months ended June 30, 2025 compared to the same period the prior year. This decrease was primarily driven by lower product shipments compared to the same period the prior year.

License and Collaboration Agreement

License and collaboration agreement revenue decreased by $2.0 million, or 11%, to $16.4 million for the six months ended June 30, 2025 compared to the same period the prior year. This decrease was due to lower recognition of deferred revenue related to the agreement to license YUTIQ® product rights to ANI.

Royalty Income

Royalty income increased by $11.6 million, or 1064%, to $12.7 million for the six months ended June 30, 2025 compared to the same period the prior year. The increase in revenue recognized was due mainly to the recognition of the remaining $12.7 million of deferred SWK royalty revenue. On March 18, 2025, ANI announced that it completed the buyout of its 3.125% perpetual royalty obligation to SWK on worldwide net revenues of ILUVIEN® and YUTIQ® for a one-time payment of $17.25 million. Under the terms of the agreement, upon making the buyout payment, no further royalty is due to SWK on net revenues beginning January 1, 2025, forward. As a result, the Company terminated the RPA effective March 18, 2025.

Cost of Sales

Cost of sales decreased by $1.2 million, or 55%, to $1.0 million for the six months ended June 30, 2025 compared to the same period the prior year. This decrease was primarily due to lower product sales.

Research and Development

The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024
Direct research and development expenses by program:
DURAVYU™	$79,247	$30,086
Other direct research and development	1,988	80
Unallocated expenses:
Personnel (including stock based compensation)	25,089	26,093
Facilities	2,198	308
Other	5,550	3,444
Total research and development expenses	$114,072	$60,011

Research and development expenses increased by $54.1 million, or 90%, to $114.1 million for the six months ended June 30, 2025 compared to the same period the prior year. This increase was attributable primarily to (i) a $54.2 million increase in clinical trial costs related to ongoing DURAVYU™ Phase 3 clinical trials (LUGANO and LUCIA) for wet AMD, offset by a $5.0 million decrease due to a one-time license milestone payment in the second quarter of 2024, (ii) $2.1 million increase in other professional services to support Phase 3 clinical trials, (iii) $1.9 million increase in clinical trial material expense for Phase 3 clinical trials and (iv) $1.9 million increase in facility and IT expenses for our Northbridge commercial manufacturing facility, offset by a decrease of $1.0 million in personnel costs driven by non-cash stock compensation. We anticipate clinical trial expenses will continue at similar levels in future periods due to our ongoing Phase 3 clinical trials.

Sales and Marketing

Sales and marketing expenses remained consistent and were immaterial, for the six months ended June 30, 2025 compared to the same period the prior year.

General and Administrative

General and administrative expenses decreased by $1.1 million, or 4%, to $25.7 million for the six months ended June 30, 2025 compared to the same period the prior year. This decrease was primarily attributable to lower personnel costs driven by non-cash stock compensation.

Interest (Expense) Income

Interest income from investments in marketable securities and institutional money market funds decreased by $1.2 million, or 16%, to $6.5 million for the six months ended June 30, 2025 compared to the same period the prior year. This decrease was driven by lower cash available for investment in marketable securities and general decrease in market interest rates.

Liquidity and Capital Resources

We have had a history of operating losses and an absence of significant recurring cash inflows from revenue, and at June 30, 2025 we had a total accumulated deficit of $977.6 million. Our operations have been financed primarily from sales of our equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from collaboration partners.

Financing Activities

In August 2020, the Company entered into an at-the-market facility (the ATM Facility) with Cantor Fitzgerald& Co (Cantor). Pursuant to the ATM Facility, the Company may, at its option, offer and sell shares of its common stock from time to time, through or to Cantor, acting as sales agent. The Company will pay Cantor a commission of 3.0% of the gross proceeds from any future sales of such shares. During the three months ended June 30, 2025 and 2024, we did not sell any shares of our common stock under our ATM offering facility.

Future Funding Requirements

At June 30, 2025, we had cash, cash equivalents, and investments in marketable securities of $255.7 million. We expect the cash, cash equivalents and investments in marketable securities on June 30, 2025 will enable us to fund operations for the next 12 months and into 2027, beyond the topline data expected in 2026. Due to the difficulty and uncertainty associated with the design and implementation of preclinical studies and clinical trials, we will continue to assess our cash and cash equivalents and future funding requirements. However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations. We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of our product candidates. If we obtain marketing approval for any of our product candidates, we will incur significant sales, marketing, and manufacturing expenses. We also expect to continue to incur significant costs to comply with corporate governance, internal controls, and similar requirements associated with operating as a public reporting company.

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

Our condensed consolidated statements of historical cash flows are summarized as follows (in thousands):

	Six months ended
	June 30,
	2025	2024	Change
Cash flows from operating activities:
Net loss	$(104,621)	$(60,110)	$(44,511)
Changes in operating assets and liabilities	(23,795)	(11,031)	(12,764)
Other adjustments to reconcile net loss to cash flows from operating activities:	12,707	19,792	(7,085)
Net cash (used in) provided by operating activities	$(115,709)	$(51,349)	$(64,360)
Net cash (used in) provided by investing activities	$87,861	$(139,589)	$227,450
Net cash (used in) provided by financing activities	$(713)	$444	$(1,157)

Operating cash outflows for the six months ended June 30, 2025 totaled $115.7 million primarily due to our net loss of $104.6 million reduced by $12.7 million of non-cash expenses, which included $14.7 million of stock-based compensation, partially offset by $2.9 million for amortization of discount on available for sale of marketable securities. We incurred cash outflows related to changes in working capital of $23.8 million, which included $28.6 million of deferred revenue related to the agreement to license YUTIQ® product rights to ANI offset by $4.8 million in other working capital adjustments.

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

For the six months ended June 30, 2025, $89.4 million of net cash was provided by the sales of marketable securities, and $1.5 million was used for the purchase of property and equipment.

For the six months ended June 30, 2024, $137.5 million of net cash was used for the purchase of marketable securities, and $2.1 million was used for the purchase of property and equipment.

Net cash used in financing activities for the six months ended June 30, 2025 totaled $0.7 million and consisted mainly of the following:

(i)
$1.2 million used for the settlement of stock units to satisfy statutory tax withholding
(ii)
$0.3 million used for payment of equity issue costs
(iii)
$0.9 million provided by the exercise of stock options

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c)

Rule 10b5-1 Trading Arrangements

The Company permits officers and directors to adopt written trading plans, known as “Rule 10b5-1 trading arrangements”, as such term defined in Item 408(a) of Regulation S-K for the purchase or sale of the Company's securities, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended June 30, 2025, our executive officers and directors adopted, modified or terminated Rule 10b5-1 trading arrangements for the purchase or sale of our common stock as noted below:

Name and Title of Director or Officer	Action	Date of Adoption	Duration of the Plan or Termination Date	Aggregate Number of Shares of Common Stock that may be Sold under the Plan
Nancy S. Lurker Director	Adoption	June 16, 2025	June 16, 2026	83,351

Item 6. Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

2.1#	Product Rights Agreement, dated May 17, 2023, by and between EyePoint Pharmaceuticals, Inc. and Alimera Sciences, Inc.	8-K	05/18/23	2.1

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1

3.2	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	10-K	09/13/17	3.2

3.3	Certificate of Correction to Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	8-K	04/02/18	3.1

3.4	Certificate of Amendment of Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/27/18	3.1

3.5	By-Laws of EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	3.5

3.6	Amendment No. 1 to the By-Laws of EyePoint Pharmaceuticals, Inc.	8-K	11/06/18	3.1

3.7	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/23/20	3.1

3.8	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	12/08/20	3.1

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1

4.2	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	11/19/21	4.1

10.1†	EyePoint Pharmaceuticals, Inc. Amendment No 2. to 2023 Long-Term Incentive Plan	8-K	06/20/25	10.1

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

* Filed herewith

** Furnished herewith

† Indicates management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EyePoint Pharmaceuticals, Inc.

Date: August 7, 2025	By:	/s/ Jay S. Duker
	Name:	Jay S. Duker, M.D.
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2025	By:	/s/ George O. Elston
	Name:	George O. Elston
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)