Form 10-Q
period 2025-09-30
EyePoint Pharmaceuticals, Inc.
filed 2025-11-06
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

There were 82,787,220 shares of the registrant’s common stock, $0.001 par value, outstanding as of October 30, 2025.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$74,577	$99,704
Marketable securities	129,445	271,209
Accounts and other receivables, net	1,045	607
Prepaid expenses and other current assets	8,929	9,481
Inventory	2,110	2,305
Total current assets	216,106	383,306
Property and equipment, net	8,861	8,177
Operating lease right-of-use assets	20,660	21,000
Restricted cash	150	150
Other assets	5,918	5,832
Total assets	$251,695	$418,465
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,076	$11,721
Accrued expenses	17,943	18,103
Deferred revenue	—	17,784
Other current liabilities	2,075	1,440
Total current liabilities	30,094	49,048
Deferred revenue – noncurrent	—	10,853
Operating lease liabilities – noncurrent	21,301	21,858
Other noncurrent liabilities	118	205
Total liabilities	51,513	81,964
Contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at September 30, 2025 and December 31, 2024; 69,569,813 and 68,266,005 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	70	68
Additional paid-in capital	1,236,562	1,208,421
Accumulated deficit	(1,037,369)	(873,016)
Accumulated other comprehensive income (loss)	919	1,028
Total stockholders' equity	200,182	336,501
Total liabilities and stockholders' equity	$251,695	$418,465

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Product sales, net	$582	$664	$1,297	$2,390
License and collaboration agreements	150	9,561	16,531	27,906
Royalty income	234	299	12,923	1,389
Total revenues	966	10,524	30,751	31,685
Operating expenses:
Cost of sales	721	736	1,691	2,896
Research and development	47,754	29,542	161,825	89,554
Sales and marketing	26	24	96	80
General and administrative	14,490	12,970	40,228	39,770
Total operating expenses	62,991	43,272	203,840	132,300
Loss from operations	(62,025)	(32,748)	(173,089)	(100,615)
Other (expense) income:
Interest and other income, net	2,293	3,387	8,829	11,144
Total other income, net	2,293	3,387	8,829	11,144
Net loss before income taxes	$(59,732)	$(29,361)	$(164,260)	$(89,471)
Provision for income taxes	—	—	(93)	—
Net loss	$(59,732)	$(29,361)	$(164,353)	$(89,471)
Net loss per share:
Basic and diluted	$(0.85)	$(0.54)	$(2.35)	$(1.67)
Weighted average common shares outstanding:
Basic and diluted	70,168	54,449	69,955	53,526

Net loss	$(59,732)	$(29,361)	$(164,353)	$(89,471)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	87	379	(109)	307
Comprehensive income (loss)	$(59,645)	$(28,982)	$(164,462)	$(89,164)

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands except share data)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (loss)	Stockholders’ Equity
Balance at June 30, 2024	52,160,305	$52	$1,029,717	$(802,256)	$792	$228,305
Net loss	—	—	—	(29,361)	—	(29,361)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	379	379
Issuance of stock, net of issue costs	1,299,506	1	11,792	—	—	11,793
Employee stock purchase plan	24,881	—	202	—	—	202
Exercise of stock options	14,216	—	48	—	—	48
Vesting of stock units	25,456	—	(78)	—	—	(78)
Stock-based compensation	—	—	7,446	—	—	7,446
Balance at September 30, 2024	53,524,364	$53	$1,049,127	$(831,617)	$1,171	$218,734

Balance at June 30, 2025	68,889,649	$69	$1,222,745	$(977,637)	$832	$246,009
Net loss	—	—	—	(59,732)	—	(59,732)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	87	87
Issuance of stock, net of issue costs	495,118	1	6,617	—	—	6,618
Employee stock purchase plan	63,839	—	398	—	—	398
Exercise of stock options	90,206	—	506	—	—	506
Vesting of stock units	31,001	—	(132)	—	—	(132)
Stock-based compensation	—	—	6,428	—	—	6,428
Balance at September 30, 2025	69,569,813	$70	$1,236,562	$(1,037,369)	$919	$200,182

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (loss)	Stockholders’ Equity
Balance at December 31, 2023	49,043,074	$49	$1,007,556	$(742,146)	$864	$266,323
Net loss	—	—	—	(89,471)	—	(89,471)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	307	307
Issuance of stock, net of issue costs	1,299,506	1	11,810	—	—	11,811
Cashless exercise of warrants	2,206,442	2	(2)	—	—	—
Employee stock purchase plan	49,896	—	470	—	—	470
Exercise of stock options	535,932	1	4,965	—	—	4,966
Vesting of stock units	389,514	—	(4,512)	—	—	(4,512)
Stock-based compensation	—	—	28,840	—	—	28,840
Balance at September 30, 2024	53,524,364	$53	$1,049,127	$(831,617)	$1,171	$218,734

Balance at December 31, 2024	68,266,005	$68	$1,208,421	$(873,016)	$1,028	$336,501
Net loss	—	—	—	(164,353)	—	(164,353)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(109)	(109)
Issuance of stock, net of issue costs	495,118	1	6,617	—	—	6,618
Employee stock purchase plan	119,122	—	767	—	—	767
Exercise of stock options	223,197	1	1,003	—	—	1,004
Vesting of stock units	466,371	—	(1,370)	—	—	(1,370)
Stock-based compensation	—	—	21,124	—	—	21,124
Balance at September 30, 2025	69,569,813	$70	$1,236,562	$(1,037,369)	$919	$200,182

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(164,353)	$(89,471)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation of property and equipment	1,611	1,073
Amortization of debt discount and premium and discount on available-for-sale marketable securities	(3,885)	(4,143)
Stock-based compensation	21,124	28,840
Deferred income tax	(90)	—
Changes in operating assets and liabilities:
Accounts receivable and other current assets	114	(2,107)
Other assets	(86)	(2,422)
Inventory	195	1,098
Accounts payable and accrued expenses	(1,554)	(2,402)
Right-of-use assets and operating lease liabilities	524	1,211
Deferred revenue	(28,637)	(22,054)
Other noncurrent liabilities	(26)	—
Net cash (used in) provided by operating activities	(175,063)	(90,377)
Cash flows from investing activities:
Purchases of marketable securities	(103,185)	(234,225)
Sales and maturities of marketable securities	248,725	114,500
Purchases of property and equipment	(2,294)	(3,668)
Net cash (used in) provided by investing activities	143,246	(123,393)
Cash flows from financing activities:
Proceeds from issuance of stock	6,658	11,793
Payment of equity issue costs	(291)	(307)
Net settlement of stock units to satisfy statutory tax withholding	(1,370)	(4,512)
Proceeds from exercise of stock options and employee stock purchase plan	1,771	5,436
Principal payments on finance lease obligations	(78)	(73)
Net cash (used in) provided by financing activities	6,690	12,337
Net (decrease) increase in cash, cash equivalents and restricted cash	(25,127)	(201,433)
Cash, cash equivalents and restricted cash at beginning of period	99,854	281,413
Cash, cash equivalents and restricted cash at end of period	$74,727	$79,980
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$74,577	$79,830
Restricted cash	150	150
Total cash, cash equivalents and restricted cash at end of period	$74,727	$79,980
Supplemental disclosure of non-cash investing and financing activities:
Lease liability arising from obtaining right-of-use assets	$903	$17,544
Stock issuance costs in accounts payable and accrued expenses	$40	$—

See notes to condensed consolidated financial statements.

EYEPOINT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Operations

The accompanying condensed consolidated financial statements of EyePoint Pharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, the Company), as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2024, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the periods indicated. The preparation of financial statements in accordance with United States (U.S.) generally accepted accounting principles requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the entire 2025 fiscal year or any future period.

The Company is committed to developing and commercializing innovative therapeutics to improve the lives of patients with serious retinal diseases. The Company's pipeline leverages its proprietary bioerodible Durasert E™ technology (Durasert E™) for sustained intraocular drug delivery. The Company’s lead product candidate, DURAVYU™1, is an investigational sustained delivery treatment for vascular endothelial growth factor (VEGF) mediated retinal diseases combining vorolanib, a selective and patent-protected tyrosine kinase inhibitor with Durasert E™. DURAVYU™ is currently being evaluated in Phase 3 pivotal trials (LUGANO and LUCIA) for wet age-related macular degeneration (wet AMD) with data readout beginning in mid-2026. Pivotal Phase 3 clinical trials (COMO and CAPRI) in diabetic macular edema (DME) are expected to dose patients in the first quarter of 2026. Additional pipeline programs include EYP-2301, a TIE-2 agonist, razuprotafib, formulated in Durasert E™ to potentially improve outcomes in serious retinal diseases.

The Company announced enrollment was completed in the pivotal Phase 3 LUGANO and LUCIA clinical trials evaluating DURAVYU™ on May 27, 2025 and July 29, 2025, respectively.

Liquidity

The Company had cash, cash equivalents and investments in marketable securities of $204.0 million at September 30, 2025. The Company has a history of operating losses and has not had significant recurring cash inflows from revenue. The Company’s operations have been financed primarily from sales of its equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income, and other fees received from its collaboration partners. The Company anticipates that it will continue to incur losses as it continues the research and development of its product candidates, and the Company does not expect revenues to generate sufficient funding to sustain its operations in the near-term. The Company expects to continue fulfilling its funding needs through cash inflows from licensing and research collaboration transactions, additional equity capital raises and other arrangements. The Company believes that its cash, cash equivalents and investments in marketable securities of $204.0 million at September 30, 2025, along with the net proceeds of approximately $162.1 million received from the Company's October 2025 equity financing, will enable the Company to fund its current and planned operations for at least the next twelve months from the date these condensed consolidated financial statements were issued. Actual cash requirements could differ from management’s projections due to many factors, including the timing and results of the Company’s clinical trials for DURAVYU™, additional investments in research and development programs, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The legislation restored immediate deductibility of domestic research and development expenditures and reinstated 100% bonus depreciation. While these provisions increased our net operating loss carryforwards and reduced our deferred tax asset related to capitalized R&D, we continue to maintain a full valuation allowance. Accordingly, OBBBA did not have a material impact on our results of operations or liquidity for the quarter ended September 30, 2025. We will continue to monitor any future guidance related to OBBBA.

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

3.
Revenue

Product Revenue Reserves and Allowances

For the three and nine months ended September 30, 2025, the Company’s product revenues were primarily from the Company’s existing supply agreements with commercial partners. For the three and nine months ended September 30, 2025 the Company’s product revenues were $0.6 million and $1.3 million, respectively. For the three and nine months ended September 30, 2024 the Company’s product revenues were $0.7 million and $2.4 million, respectively.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2025 and 2024 (in thousands):

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at December 31, 2024	$5	$—	$142	$147
Provision related to sales in the current year	—	—	—	—
Adjustments related to prior period sales	—	106	(106)	—
Deductions applied and payments made	(3)	(46)	(36)	(85)
Ending Balance at September 30, 2025	$2	$60	$—	$62

	Chargebacks, Discounts	Government and Other
	and Fees	Rebates	Returns	Total
Beginning balance at December 31, 2023	$83	$—	$677	$760
Provision related to sales in the current year	—	—	—	—
Adjustments related to prior period sales	70	—	—	70
Deductions applied and payments made	(148)	—	(403)	(551)
Ending Balance at September 30, 2024	$5	$—	$274	$279

Chargebacks, discounts and fees and rebates are recorded as a component of accrued expenses on the condensed consolidated balance sheets (See Note 6).

License and Collaboration Agreements and Royalty Income

ANI (formerly Alimera) Product Rights Agreement (PRA) and Commercial Supply Agreement

On May 17, 2023, the Company entered into a PRA with ANI (formerly Alimera). Under the PRA, the Company granted to ANI an exclusive and sublicensable right and license (the License) under the Company’s and its affiliates’ interest in certain of the Company’s and its affiliates’ intellectual property to develop, manufacture, sell, commercialize, and otherwise exploit certain products, including YUTIQ®, for the treatment and prevention of uveitis in the entire world except Europe, the Middle East and Africa (EMEA).

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

Revenue from sales of product supply to ANI under the CSA was $0 and $0.6 million during the three and nine months ended September 30, 2025, respectively and $0.7 million and $1.9 million during the three and nine months ended September 30, 2024, respectively. License and Collaboration revenue related to the PRA was $0 and $15.9 million during the three and nine months ended September 30, 2025, respectively and $9.4 million and $26.8 million during the three and nine months ended September 30, 2024, respectively. License and collaboration revenue, related to additional transitional services was $0.1 million and $0.5 million for the three and nine months ended September 30, 2025, respectively and $0.2 million and $0.5 million during the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, the Company had no deferred revenue recognized under the PRA. As of December 31, 2024, the Company had $15.9 million and $0 as current and non-current deferred revenue recognized under the PRA.

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

Revenue from sales of product supply to Ocumension under the supply agreement was $0.6 million during the three and nine months ended September 30, 2025 respectively, and $0 and $0.5 million during the three and nine months ended September 30, 2024, respectively. Royalty income was $0.2 million during the three and nine months ended September 30, 2025, and $0 and $0.5 million was recorded for the three and nine months ended September 30, 2024.

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

Revenue from license and collaboration revenue or royalty income for the three and nine months ended September 30, 2025 and 2024 related to this agreement was immaterial.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid expenses	$3,033	$2,339
Prepaid clinical expenses	4,997	5,737
Other	899	1,405
Total prepaid expenses and other current assets	$8,929	$9,481

As of September 30, 2025 and December 31, 2024 the Company also had $5.4 million of long term prepaid clinical expense included in other assets on its consolidated balance sheets.

5.
Inventory

Inventory consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$1,612	$1,657
Work in process	498	648
Total inventory	$2,110	$2,305

6.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Personnel costs	$10,931	$11,830
Clinical trial costs	1,475	4,541
Professional fees, contingencies and legal fees	5,041	840
Sales chargebacks, rebates and other revenue reserves	62	147
Other	434	745
Total accrued expenses	$17,943	$18,103

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

As of September 30, 2025 the weighted average remaining term of the Company’s operating leases was 11.9 years and the weighted average discount rate was 11.71%.

Supplemental balance sheet information related to operating leases are as follows (in thousands):

	September 30,	December 31,
	2025	2024
Other current liabilities – operating lease current portion	$1,961	$1,247
Operating lease liabilities – noncurrent portion	21,301	21,858
Total operating lease liabilities	$23,262	$23,105

The elements of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease expense included in:
Research and development	$1,010	$965	$2,984	$1,774
General and administrative	65	65	194	195
Variable lease costs	104	60	236	195
Total lease expense	$1,179	$1,090	$3,414	$2,164

Cash paid for amounts included in the measurement of operating lease liabilities was $2.7 million and $0.5 million for the nine months ended September 30, 2025 and 2024.

The Company’s total future minimum lease payments under non-cancellable leases at September 30, 2025 were as follows (in thousands):

Operating Leases
Remainder of 2025	$1,105
2026	4,482
2027	4,579
2028	3,469
2029	2,667
Thereafter	29,193
Total lease payments	$45,495
Less imputed interest	(22,233)
Total	$23,262

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

During the three and nine months ended September 30, 2025 the Company sold 495,118 shares of common stock under the ATM facility at a weighted average price of $14.01 per share for gross proceeds of approximately $6.9 million. Share issue costs, including sales agent commissions, totaled $0.3 million. Further, during October 2025, the Company sold 330,726 shares of common stock under the ATM facility at a weighted average price of $14.24 per share for gross proceeds of approximately $4.7 million. Share issue costs, including sales agent commissions, totaled $0.1 million.

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

As of September 30, 2025, 1,090,909 PFWs were outstanding. The PFWs were included in the basic and diluted net loss per share calculation during the three and nine months ended September 30, 2025.

9.
Share-Based Payment Awards

Equity Incentive Plan

The 2023 Long-Term Incentive Plan (the “2023 Plan”), approved by the Company’s stockholders on June 20, 2023 (the “Adoption Date”), originally provided for the issuance of up to 3,500,000 shares of the Company’s common stock reserved for issuance under the 2023 Plan plus any additional shares of the Company’s common stock that were available for grant under the 2008 and the 2016 Incentive Plan (the “2008 & 2016 Plan”) at the Adoption Date or would otherwise become available for grant under the 2008 Plan as a result of subsequent termination or forfeiture of awards under the 2008 or 2016 Plan. Prior to June 18, 2025, the maximum aggregate number of shares available for issuance under the 2023 Plan was equal to (i) 7,500,000 shares, plus (ii) 184,904 shares that were previously available for grant under the Company’s 2016 Equity Incentive Plan (the 2016 Plan) that were transferred to the 2023 Plan on June 20, 2023, plus (iii) any shares granted under the Company’s 2008 Equity Incentive Plan or 2016 Plan (collectively, the Prior Plans) that, on or after the effective date of the 2023 Plan, become available as a result of the termination or forfeiture of awards under the Prior Plans. At the Company’s Annual Meeting of Stockholders held on June 18, 2025, the Company’s stockholders approved an amendment to the 2023 Plan to increase the number of shares authorized for issuance by 2,900,000 shares to 10,400,000 shares under the 2023 Plan. At September 30, 2025, a total of approximately 4,823,270 shares were available for new awards under the 2023 Plan.

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

Stock Options

The following table provides a reconciliation of stock option activity under the Company’s equity incentive plan and for inducement awards for the nine months ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2024	7,670,647	$12.47	7.43	7,478
Granted	2,632,485	8.44
Exercised	(234,878)	4.77
Forfeited	(383,195)	11.02
Expired	(244,306)	19.56
Outstanding at September 30, 2025	9,440,753	$11.42	7.54	$43,150
Exercisable at September 30, 2025	4,712,557	$12.47	6.33	$18,827

The Company's stock options generally vest over four years with 25% vesting after one year of service followed by ratable monthly vesting over the remaining three years. Nonemployee awards are granted similar to the Company’s employee awards. All option grants have a 10-year term. Options to purchase a total of 1,580,623 shares of the Company’s common stock vested during the nine months ended September 30, 2025.

In determining the grant date fair value of option awards during the nine months ended September 30, 2025, the Company applied the Black-Scholes option pricing model based on the following key assumptions:

Nine Months Ended
September 30, 2025
Option life (in years)	5.5 - 6.08
Stock volatility	99% - 102%
Risk-free interest rate	3.67% - 4.46%
Expected dividends	0.0%

The following table summarizes information about employee, non-executive director and external consultant stock options for the nine months ended September 30, 2025 (in thousands except per share amount):

Nine Months Ended
September 30, 2025
Weighted average grant date fair value per share	$6.81
Total cash received from exercise of stock options	1,120
Total intrinsic value of stock options exercised	1,015

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

The following table provides a reconciliation of RSU activity under the 2016 Plan and the 2023 Plan for the nine months ended September 30, 2025:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	1,315,629	$11.74
Granted	846,308	8.40
Vested	(621,722)	10.34
Forfeited	(62,177)	12.92
Nonvested at September 30, 2025	1,478,038	$10.37

At September 30, 2025, the weighted average remaining vesting term of the RSUs was 1.38 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the ESPP) allows qualified participants to purchase the Company’s common stock twice a year at 85% of the lesser of the average of the high and low sales price of the Company’s common stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period. The number of shares of the Company’s common stock each employee may purchase under this plan, when combined with all other employee stock purchase plans, is limited to the lower of an aggregate fair market value of $25,000 during each calendar year, or 5,000 shares of the Company’s common stock in any one offering period. The Company has maintained consecutive six-month offering periods since August 1, 2019. During the three and nine months ended September 30, 2025, 63,839 and 119,122 shares of the Company’s common stock were issued pursuant to the ESPP.

The Company estimated the fair value of the option component of the ESPP shares at the date of grant using a Black-Scholes valuation model. During the three and nine months ended September 30, 2025, the compensation expense from ESPP shares was approximately $0.1 million and $0.3 million. During the three and nine months ended September 30, 2024, the compensation expense from ESPP shares was approximately $0.1 million and $0.2 million.

Stock-Based Compensation Expense

The Company’s condensed consolidated statements of operations and comprehensive loss included total compensation expense from stock-based payment awards as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Compensation expense included in:
Research and development	$2,998	$3,382	$9,640	$14,820
General and administrative	3,430	4,064	11,484	14,020
Total	$6,428	$7,446	$21,124	$28,840

At September 30, 2025, there was approximately $24.5 million of unrecognized compensation expense related to outstanding equity awards under the 2023 Plan, the 2016 Plan, the inducement awards and the ESPP that is expected to be recognized as expense over a weighted average period of approximately 1.58 years.

During the three and nine months ended September 30, 2025, the Company modified certain stock options in connection with the resignation of board members and terminations of executives resulting in incremental expense of $0.1 million and $0.3 million, respectively.

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

10.
Fair Value Measurements

The following tables summarize the Company’s assets by significant categories carried at fair value measured on a recurring basis by valuation hierarchy (in thousands):

	September 30, 2025
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$59,253	$—	$—	$59,253	$59,253	$—
Subtotal	$59,253	$—	$—	$59,253	$59,253	$—
Level 2:
Commercial paper	$44,710	$13	$—	$44,723	$—	$44,723
U.S. Treasury securities	84,657	65	—	84,722	—	84,722
U.S. Agency securities	—	—	—	—	—	—
Subtotal	$129,367	$78	$—	$129,445	$—	$129,445
Total	$188,620	$78	$—	$188,698	$59,253	$129,445

	December 31, 2024
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$95,859	$—	$—	$95,859	$95,859	$—
Subtotal	$95,859	$—	$—	$95,859	$95,859	$—
Level 2:
Commercial paper	$94,817	$26	$(1)	$94,842	$—	$94,842
U.S. Treasury securities	114,599	120	(8)	114,711	—	114,711
U.S. Agency securities	61,605	53	(2)	61,656	—	61,656
Subtotal	$271,021	$199	$(11)	$271,209	$—	$271,209
Total	$366,880	$199	$(11)	$367,068	$95,859	$271,209

At September 30, 2025, a total of $59.3 million or 100% of the Company’s interest-bearing cash equivalent balances were concentrated in one institutional money market fund that has investments consisting primarily of Repurchase Agreements and U.S Treasuries. At December 31, 2024, a total of $95.9 million or 100% of the Company’s interest-bearing cash equivalent balances were concentrated in one institutional money market fund that has investments consisting primarily of Repurchase Agreements, U.S Treasuries, and U.S. Government Agency Debts.

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

Significant segment expenses are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Total revenues	$966	$10,524	$30,751	$31,685
DURAVYU™ direct research and development expense	(29,631)	(13,844)	(108,878)	(43,930)
Other direct research and development expense	(537)	(1,746)	(2,525)	(1,826)
Personnel expense (including stock-based compensation)	(21,258)	(19,788)	(62,165)	(63,749)
Facilities expense	(1,759)	(1,008)	(5,026)	(2,545)
Depreciation and amortization	(576)	(408)	(1,611)	(1,073)
Intellectual property expense	(249)	(288)	(723)	(1,014)
Legal, corporate and professional expenses	(4,967)	(2,709)	(10,834)	(8,048)
Provision for income taxes	—	—	(93)	—
Interest and other income, net	2,293	3,387	8,829	11,144
Other segment expenses*	(4,014)	(3,481)	(12,078)	(10,115)
Net loss	(59,732)	(29,361)	(164,353)	(89,471)

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

U.S. Department of Justice Subpoena

In August 2022, the Company received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts (DOJ), seeking production of documents related to sales, marketing, and promotional practices, including as pertain to DEXYCU®, which the Company commercialized from 2019 to 2023. The Company has been cooperating fully with the government in connection with this matter and is in discussions with the DOJ regarding a possible negotiated resolution, which, if achieved, may require us to make further undertakings.

The Company believes it will incur an expense in connection with the possible settlement of the DOJ’s investigation of approximately $4.7 million, plus additional legal expense. Under ASC 450, the Company recorded a $4.7 million accrual for this matter in our consolidated balance sheets as of September 30, 2025. As of September 30, 2024, the contingent liability amount related to this matter was not determinable, and accordingly, the Company did not record a liability as of that date.

Based on discussions to date, we believe that any negotiated resolution of this matter, which involves a civil qui tam action filed under seal, would not be material to the Company’s business or financial condition.

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

Common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	As of September 30,
	2025	2024
Stock options	9,440,753	7,699,533
ESPP	21,800	18,031
Restricted stock units	1,478,038	1,331,363
Total	10,940,591	9,048,927

14.
Related Party Transactions

Nancy S. Lurker, the former Chief Executive Officer and Executive Vice Chair of the Company and current Vice Chair of the Board is a member of the board of directors of Altasciences, the parent company of Calvert Laboratories, Inc. (Calvert Labs), an entity with which the Company conducts business. The Company recorded $0.1 million and $0.7 million of research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss related to preclinical and analytical services provided by Altasciences for the three and nine months ended September 30, 2025 respectively. Additionally, the Company recorded accounts payable of $0.3 million and $0.4 million, and prepaid expenses of $0.4 million and $0.2 million in the accompanying consolidated balance sheets related to services provided by Altasciences, as of September 30, 2025 and December 31, 2024, respectively.

15.
Subsequent Events

On October 14, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC, Jefferies LLC, Citigroup Global Markets Inc. and Guggenheim Securities, LLC, as representatives of the underwriters named therein (the “Underwriters”), in connection with its previously announced underwritten public offering (the “Offering”) of 11,000,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and, to certain investors, in lieu of Common Stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 1,500,000 shares of Common Stock. The price to the public for the Shares in the Offering was $12.00 per Share and the price to the public for the Pre-Funded Warrants was $11.999 per Pre-Funded Warrant, which represents the price to the public for the Shares less the $0.001 per share exercise price for each such Pre-Funded Warrant. The Offering closed on October 16, 2025.

In addition, under the terms of the Underwriting Agreement, the Company also granted the Underwriters an option, (the "Option"), to purchase up to an additional 1,875,000 shares of Common Stock at the same price. The Option was exercised and closed on October 30, 2025.

The net proceeds to the Company from the Offering were approximately $162.1 million, after deducting underwriting discounts and commissions and before other estimated offering expenses payable by the Company.

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
•
our belief that our cash, cash equivalents, and investments in marketable securities of $204.0 million at September 30, 2025, along with the net proceeds of approximately $162.1 million from our October 2025 equity financing will enable us to fund operations into the fourth quarter of 2027, beyond Phase 3 wet AMD topline data for DURAVYU™ expected in 2026;
•
our ability to obtain additional capital in sufficient amounts and on terms acceptable to us, and the consequences of failing to do so;
•
our future expenses and capital expenditures;
•
our expectations regarding the timing and results of the August 2022 subpoena from the U.S. Attorney’s Office for the District of Massachusetts (DOJ) seeking production of documents related to sales, marketing and promotional practices (DOJ Subpoena), including as pertain to DEXYCU® and our ongoing discussions with the government regarding a negotiated resolution and our expectations regarding the results of the negotiated resolution;
•
our ability to manufacture DURAVYU™ or any other products or product candidates, in sufficient quantities and quality;
•
our expectations regarding our ability to obtain and adequately maintain sufficient intellectual property protection for DURAVYU™ and any other products or product candidates, and to avoid claims of infringement of third-party intellectual property rights;
•
our expectations regarding the warning letter the Company received from the FDA in July 2024, or the Warning Letter, pertaining to YUTIQ® manufacturing, citing alleged violations of cGMP requirements in connection with an FDA inspection at the Company’s Watertown facility in February 2024 and our fully executed plan which implemented the corrective and preventive actions required by the Warning Letter;
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
•
our ability to reach a negotiated resolution with the government regarding the DOJ subpoena that will not have a material impact on our business or financial condition;
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
•
the impact of the federal government shutdown on our business operations;
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

Our Business

Overview

We are a company committed to developing and commercializing innovative therapeutics to improve the lives of patients with serious retinal diseases. Our pipeline leverages our proprietary bioerodible Durasert E™ technology for sustained intraocular drug delivery. The Company’s lead product candidate, DURAVYU™, is an investigational sustained delivery treatment for vascular endothelial growth factor (VEGF) mediated retinal diseases combining vorolanib, a selective and patent-protected tyrosine kinase inhibitor with bioerodible Durasert™. DURAVYU™ is currently being evaluated in Phase 3 pivotal trials (LUGANO and LUCIA) for wet age-related macular degeneration (wet AMD) with data readout beginning in mid-2026. Pivotal Phase 3 clinical trials (COMO and CAPRI) in diabetic macular edema (DME) are expected to dose patients in the first quarter of 2026. Additional pipeline programs include EYPT-2301, a TIE-2 agonist, razuprotafib, formulated in Durasert E™ to potentially improve outcomes in serious retinal diseases.

Recent Developments

•
On October 14, 2025 we announced details for our pivotal Phase 3 program evaluating DURAVYU™ for the treatment of DME with first patient dosing anticipated in first quarter of 2026. In this announcement we shared new preclinical data that demonstrates vorolanib, the active drug in DURAVYU™, inhibits interleukin-6 (IL-6) mediated inflammation through inhibition of all Janus Kinase (JAK) receptors, in particular JAK-1, in addition to known blockage of vascular endothelial growth factor (VEGF) mediated vascular permeability. This finding reinforces the early and sustained improvements observed through six months in the Phase 2 VERONA clinical trial and positions DURAVYU™ as a potential multi-mechanism of action (MOA) treatment.
•
Also on October 14, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC, Jefferies LLC, Citigroup Global Markets Inc. and Guggenheim Securities, LLC, as representatives of the underwriters named therein (the “Underwriters”), in connection with its previously announced underwritten public offering (the “Offering”) of 11,000,000 shares (the “Shares”) of common stock, par value $0.001 per share (the “Common Stock”) and, to certain investors, in lieu of Common Stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 1,500,000 shares of Common Stock. The price to the public for the Shares in the Offering was $12.00 per Share and the price to the public for the Pre-Funded Warrants was $11.999 per Pre-Funded Warrant, which represents the price to the public for the Shares less the $0.001 per share exercise price for each such Pre-Funded Warrant. The Offering closed on October 16, 2025. In addition, under the terms of the Underwriting Agreement, we also granted the Underwriters an option to purchase up to an additional 1,875,000 shares of Common Stock at the same price, which was exercised and closed on October 30, 2025. The net proceeds from the Offering were approximately $162.1 million, after deducting underwriting discounts and commissions and before other estimated offering expenses payable by us.

R&D Highlights

•
On July 29, 2025, we announced enrollment was completed in the two pivotal Phase 3 trials for DURAVYU™ in wet AMD.

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

Results of Operations

Three months ended September 30, 2025 Compared to Three months ended September 30, 2024:

	Three Months Ended
	September 30,		Change
	2025	2024	Amounts	%
Revenues:
Product sales, net	$582	$664	$(82)	-12%
License and collaboration agreements	150	9,561	(9,411)	-98%
Royalty income	234	299	(65)	-22%
Total revenues	966	10,524	(9,558)	-91%
Operating expenses:
Cost of sales	721	736	(15)	-2%
Research and development	47,754	29,542	18,212	62%
Sales and marketing	26	24	2	8%
General and administrative	14,490	12,970	1,520	12%
Total operating expenses	62,991	43,272	19,719	46%
Loss from operations	(62,025)	(32,748)	(29,277)	89%
Other income (expense):
Interest and other income, net	2,293	3,387	(1,094)	-32%
Total other income, net	2,293	3,387	(1,094)	-32%
Net loss	$(59,732)	$(29,361)	$(30,371)	103%
Net loss per share - basic and diluted	$(0.85)	$(0.54)	$(0.31)	57%
Weighted average shares outstanding - basic and diluted	70,168	54,449	15,719	29%

Product Sales, Net

Product sales, net represents the gross sales of YUTIQ® less provisions for product sales allowances. Product sales, net decreased by $0.1 million, or 12%, to $0.6 million for the three months ended September 30, 2025 compared to the same period the prior year. This decrease was primarily driven by the automatic termination of the ANI CSA in the second quarter of 2025.

License and Collaboration Agreement

License and collaboration agreement revenue decreased by $9.4 million, or 98%, to $0.2 million for the three months ended September 30, 2025 compared to the same period the prior year. This decrease was primarily driven by the recognition of remaining deferred revenue related to the Company’s 2023 agreement for the license of YUTIQ® product rights in the second quarter of 2025.

Royalty Income

Royalty income decreased by $0.1 million, or 22%, to $0.2 million for the three months ended September 30, 2025 compared to the same period the prior year. This decrease was due to the termination of the SWK royalty purchase agreement (RPA) on March 18, 2025.

Cost of Sales

Cost of sales remained consistent for the three months ended September 30, 2025 compared to the same period the prior year.

Research and Development

The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,
	2025	2024
Direct research and development expenses by program:
DURAVYU™	$29,631	$13,844
Other direct research and development	537	1,746
Unallocated expenses:
Personnel (including stock based compensation)	13,794	11,153
Facilities	1,134	771
Other	2,658	2,028
Total research and development expenses	47,754	29,542

Research and development expenses increased by $18.2 million, or 62%, to $47.8 million for the three months ended September 30, 2025 compared to the same period the prior year. This increase was primarily attributable to ongoing DURAVYU™ Phase 3 clinical trials (LUGANO and LUCIA) for wet AMD. We anticipate R&D expenses will continue at similar levels in future periods due to our ongoing Phase 3 clinical trials and scale-up of the Northbridge commercial manufacturing facility.

Sales and Marketing

Sales and marketing expenses remained consistent and were immaterial, for the three months ended September 30, 2025 compared to the same period the prior year.

General and Administrative

General and administrative expenses increased by $1.5 million, or 12%, to $14.5 million for the three months ended September 30, 2025 compared to the same period the prior year. This increase was primarily attributable to an increase in our contingent liability, offset by lower personnel costs, including lower non-cash stock compensation and professional fees.

Interest (Expense) Income

Interest income from investments in marketable securities and institutional money market funds decreased by $1.1 million, or 32%, to $2.3 million for the three months ended September 30, 2025 compared to the same period the prior year. This decrease was primarily driven by lower cash available for investment in marketable securities.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024:

	Nine Months Ended
	September 30,		Change
	2025	2024	Amounts	%
Revenues:
Product sales, net	$1,297	$2,390	$(1,093)	-46%
License and collaboration agreements	16,531	27,906	(11,375)	-41%
Royalty income	12,923	1,389	11,534	830%
Total revenues	30,751	31,685	(934)	-3%
Operating expenses:
Cost of sales	1,691	2,896	(1,205)	-42%
Research and development	161,825	89,554	72,271	81%
Sales and marketing	96	80	16	20%
General and administrative	40,228	39,770	458	1%
Total operating expenses	203,840	132,300	71,540	54%
Loss from operations	(173,089)	(100,615)	(72,474)	72%
Other income (expense):
Interest and other income, net	8,829	11,144	(2,315)	-21%
Total other income, net	8,829	11,144	(2,315)	-21%
Net loss before income taxes	$(164,260)	$(89,471)	$(74,789)	84%
Provision for income taxes	$(93)	$—	$(93)	-100%
Net loss	$(164,353)	$(89,471)	$(74,882)	84%
Net loss per share - basic and diluted	$(2.35)	$(1.67)	$(0.68)	41%
Weighted average shares outstanding - basic and diluted	69,955	53,526	16,429	31%

Product Sales, Net

Product sales, net represents the gross sales of YUTIQ® and DEXYCU® less provisions for product sales allowances. Product sales, net decreased by $1.1 million, or 46%, to $1.3 million for the nine months ended September 30, 2025 compared to the same period the prior year. This decrease was primarily driven by the automatic termination of the ANI CSA in the second quarter of 2025.

License and Collaboration Agreement

License and collaboration agreement revenue decreased by $11.4 million, or 41%, to $16.5 million for the nine months ended September 30, 2025 compared to the same period the prior year. This decrease was primarily driven by the recognition of remaining deferred revenue related to the Company’s 2023 agreement for the license of YUTIQ® product rights in the second quarter of 2025.

Royalty Income

Royalty income increased by $11.5 million, or 830%, to $12.9 million for the nine months ended September 30, 2025 compared to the same period the prior year. The increase in revenue recognized was due mainly to the recognition of the remaining $12.7 million of deferred SWK royalty revenue. On March 18, 2025, ANI announced that it completed the buyout of its 3.125% perpetual royalty obligation to SWK on worldwide net revenues of ILUVIEN® and YUTIQ® for a one-time payment of $17.25 million. Under the terms of the agreement, upon making the buyout payment, no further royalty is due to SWK on net revenues beginning January 1, 2025, forward. As a result, the Company terminated the RPA effective March 18, 2025.

Cost of Sales

Cost of sales decreased by $1.2 million, or 42%, to $1.7 million for the nine months ended September 30, 2025 compared to the same period the prior year. This decrease was primarily due to lower product sales.

Research and Development

The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025	2024
Direct research and development expenses by program:
DURAVYU™	$108,878	$43,930
Other direct research and development	2,525	1,826
Unallocated expenses:
Personnel (including stock based compensation)	38,883	37,245
Facilities	3,332	1,079
Other	8,207	5,474
Total research and development expenses	161,825	89,554

Research and development expenses increased by $72.3 million, or 81%, to $161.8 million for the nine months ended September 30, 2025 compared to the same period the prior year. This increase was primarily attributable to ongoing DURAVYU™ Phase 3 clinical trials (LUGANO and LUCIA) for wet AMD. We anticipate R&D expenses will continue at similar levels in future periods due to our ongoing Phase 3 clinical trials and scale-up of the Northbridge commercial manufacturing facility.

Sales and Marketing

Sales and marketing expenses remained consistent and were immaterial, for the nine months ended September 30, 2025 compared to the same period the prior year.

General and Administrative

General and administrative expenses increased by $0.5 million, or 1%, to $40.2 million for the nine months ended September 30, 2025 compared to the same period the prior year. This increase was primarily attributable to an increase in our contingent liability, offset by lower personnel costs, including lower non-cash stock compensation.

Interest (Expense) Income

Interest income from investments in marketable securities and institutional money market funds decreased by $2.3 million, or 21%, to $8.8 million for the nine months ended September 30, 2025 compared to the same period the prior year. This decrease was driven by lower cash available for investment in marketable securities and general decrease in market interest rates.

Liquidity and Capital Resources

We have had a history of operating losses and an absence of significant recurring cash inflows from revenue, and at September 30, 2025 we had a total accumulated deficit of $1,037.4 million. Our operations have been financed primarily from sales of our equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from collaboration partners.

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

During the three and nine months ended September 30, 2025 we sold 495,118 shares of our common stock under the ATM facility at a weighted average price of $14.01 per share for gross proceeds of approximately $6.9 million. Share issue costs, including sales agent commissions, totaled $0.3 million.

Further, during October 2025 we sold 330,726 shares of our common stock under the ATM facility at a weighted average price of $14.24 per share for gross proceeds of approximately $4.7 million. Share issue costs, including sales agent commissions, totaled $0.1 million.

During the three and nine months ended September 30, 2024, we sold 1,299,506 shares of common stock under the ATM facility at a weighted average price of $9.36 per share for gross proceeds of approximately $12.2 million. Share issue costs, including sales agent commissions, totaled approximately $0.4 million.

Future Funding Requirements

At September 30, 2025, we had cash, cash equivalents, and investments in marketable securities of $204.0 million. We expect the cash, cash equivalents and investments in marketable securities on September 30, 2025, along with the net proceeds of approximately $162.1 million received from our October 2025 equity financing will enable the Company to fund operations into the fourth quarter of 2027 beyond anticipated Phase 3 wet AMD topline data for DURAVYU™ in 2026. Due to the difficulty and uncertainty associated with the design and implementation of preclinical studies and clinical trials, we will continue to assess our cash and cash equivalents and future funding requirements. However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations. We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of our product candidates. If we obtain marketing approval for any of our product candidates, we will incur significant sales, marketing, and manufacturing expenses. We also expect to continue to incur significant costs to comply with corporate governance, internal controls, and similar requirements associated with operating as a public reporting company.

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

The amount of additional capital we will require will be influenced by many factors, including, but not limited to:

1.
the scope, progress, results, and costs of Phase 3 clinical trials of DURAVYU™, as an investigational sustained delivery intravitreal treatment deploying a bioerodible Durasert E™ insert of vorolanib, a selective and patented TKI targeting wet AMD and DME;
2.
our expectations regarding the timing and clinical development of our product candidates, including DURAVYU™ and EYP-2301;
3.
the duration, scope, and outcome of the DOJ Subpoena and its impact on our financial condition, results of operations, or cash flows, including results of our ongoing discussions with the government regarding a negotiated settlement of the matter;
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
10.
the impact of the government shutdown on our business operations;
11.
changes in our operating plan, resulting in increases or decreases in our need for capital; and
12.
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

Our condensed consolidated statements of historical cash flows are summarized as follows (in thousands):

	Nine months ended
	September 30,
	2025	2024	Change
Cash flows from operating activities:
Net loss	$(164,353)	$(89,471)	$(74,882)
Changes in operating assets and liabilities	(29,470)	(26,676)	(2,794)
Other adjustments to reconcile net loss to cash flows from operating activities:	18,760	25,770	(7,010)
Net cash (used in) provided by operating activities	$(175,063)	$(90,377)	$(84,686)
Net cash (used in) provided by investing activities	$143,246	$(123,393)	$266,639
Net cash (used in) provided by financing activities	$6,690	$12,337	$(5,647)

Operating cash outflows for the nine months ended September 30, 2025 totaled $175.1 million primarily due to our net loss of $164.4 million reduced by $18.8 million of non-cash expenses, which included $21.1 million of stock-based compensation, partially offset by $3.9 million for amortization of discount on available for sale of marketable securities. We incurred cash outflows related to changes in working capital of $29.5 million, which included $28.6 million of deferred revenue related to the agreement to license YUTIQ® product rights to ANI offset by $0.8 million in other working capital adjustments.

Operating cash outflows for the nine months ended September 30, 2024 totaled $90.4 million primarily due to our net loss of $89.5 million reduced by $25.8 million of non-cash expenses, which included $28.8 million of stock-based compensation, partially offset by $4.1 million for amortization of discount on available for sale of marketable securities. We incurred cash outflows related to changes in working capital of $26.7 million, including $22.1 million of deferred revenue related to the agreement to license YUTIQ® product rights to ANI.

For the nine months ended September 30, 2025, $145.5 million of net cash was provided by investing activities from the sales of marketable securities, offset by $2.3 million used for the purchase of property and equipment.

For the nine months ended September 30, 2024, $119.7 million of net cash was used in investing activities from the purchase of marketable securities, and $3.7 million was used for the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2025 totaled $6.7 million and consisted mainly of the following:

(i)
$6.7 million of proceeds from the issuance of 495,118 shares of our Common Stock sold utilizing our ATM
(ii)
$1.8 million from the exercise of stock options; and
(iii)
$1.7 million used for the settlement of stock units and payment of equity issue costs

Net cash provided by financing activities for the nine months ended September 30, 2024 totaled $12.3 million and consisted of the following:

(i)
$11.8 million of net proceeds from the issuance of 1,299,506 shares of our Common Stock sold utilizing our ATM
(ii)
$5.4 million from the exercise of stock options; and
(iii)
$4.8 million used for the settlement of stock units and payment of equity issue costs

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various routine legal proceedings and claims incidental to our business, which management believes will not have a material effect on our financial position, results of operations or cash flows.

As previously reported, in August 2022, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts (DOJ), seeking production of documents related to sales, marketing, and promotional practices, including as pertain to DEXYCU®, which we commercialized from 2019 to 2023. We have been cooperating fully with the government in connection with this matter and are in discussions with the DOJ regarding a possible negotiated resolution, which, if achieved, may require us to make further undertakings. Based on discussions to date, we believe that any negotiated resolution of this matter, which involves a civil qui tam action filed under seal, would not be material to the Company’s business or financial condition. There is no guarantee that we will be able to reach final agreement with the government. For additional information, please refer to Note 12. Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report) for further details on current legal proceedings.

Item 1A. Risk Factors

This section augments and updates certain risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 (the Annual Report). The following risk factors should be read together with the other risk factors disclosed in the Annual Report. In addition to the other information in this Quarterly Report on Form 10-Q, all of the risk factors should be carefully considered in evaluating us and our common stock. Any of these risks, many of which are beyond our control, could materially and adversely affect our financial condition, results of operations or cash flows, or cause our actual results to differ materially from those projected in any forward-looking statements. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not identified below because they are common to all businesses. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. For more information, see “Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

We are in discussions with the U.S. Department of Justice regarding its ongoing investigation related to sales, marketing and promotional practices, including as pertain to DEXYCU®. If we are unable to reach an acceptable negotiated resolution with the government, the DOJ may commence an action against us, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, we have expended and expect to continue to expend significant financial and managerial resources responding to the DOJ subpoena and engaging in discussions with the DOJ regarding a negotiated resolution of the matter.

As previously disclosed, in August 2022, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts (DOJ) seeking production of documents related to sales, marketing, and promotional practices, including as pertain to DEXYCU®(DOJ Subpoena), which we commercialized from 2019 to 2023.

We have been cooperating fully with the government in connection with this matter and are in discussions with the DOJ regarding a possible negotiated resolution, which, if achieved, may require us to make further undertakings. Based on discussions to date, we believe that any negotiated resolution of this matter, which involves a civil qui tam action filed under seal, would not be material to the Company’s business or financial condition. However, there is no guarantee that we will be able to reach final agreement with the government.

In addition, if we are unable to reach a negotiated resolution of this matter, the DOJ may commence an action against us. Under applicable law, the DOJ has the ability to impose sanctions on companies which are found to have violated the provisions of applicable laws, including civil monetary penalties and other remedies. The resolution of any such enforcement action, should there be one, could have a material adverse effect on our business, financial condition, results of operations, and cash flows. We have also expended and expect to continue to expend significant financial and managerial resources responding to the DOJ Subpoena and engaging in discussions with the DOJ regarding a possible negotiated settlement, which, could also have an adverse effect on our business, financial condition, results of operations, and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c)

Rule 10b5-1 Trading Arrangements

The Company permits officers and directors to adopt written trading plans, known as “Rule 10b5-1 trading arrangements”, as such term defined in Item 408(a) of Regulation S-K for the purchase or sale of the Company's securities, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended September 30, 2025, our executive officers and directors adopted, modified or terminated Rule 10b5-1 trading arrangements for the purchase or sale of our common stock as noted below:

Name and Title of Director or Officer	Action	Date of Adoption	Duration of the Plan or Termination Date	Aggregate Number of Shares of Common Stock that may be Sold under the Plan
Jay Duker President and Chief Executive Officer	Adoption	8/18/2025	8/18/2026	300,000
Ramiro Ribeiro Chief Medical Officer	Adoption	8/8/2025	8/8/2026	Up to 142,221 (1)

(1) Dr. Ribeiro’s Rule 10b5-1 trading arrangement also includes a Rule 10b5-1 trading arrangement that is intended to provide for “eligible sell-to-cover transactions” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act) to satisfy tax withholding obligations arising exclusively from vesting of restricted stock units (RSUs) to acquire 19,667 shares of common stock. The number of shares subject to covered RSUs that will be sold to satisfy applicable tax withholding obligations upon vesting is not currently determinable as the number will vary based on the market price of our common stock and the extent to which vesting conditions are satisfied. This sell-to-cover arrangement provides solely for the automatic sale of shares that would otherwise be issuable in respect of a covered RSU in an amount sufficient to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to us in satisfaction of the applicable withholding obligation.

Item 6. Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

2.1#	Product Rights Agreement, dated May 17, 2023, by and between EyePoint Pharmaceuticals, Inc. and Alimera Sciences, Inc.	8-K	05/18/23	2.1

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1

3.2	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	10-K	09/13/17	3.2

3.3	Certificate of Correction to Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	8-K	04/02/18	3.1

3.4	Certificate of Amendment of Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/27/18	3.1

3.5	By-Laws of EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	3.5

3.6	Amendment No. 1 to the By-Laws of EyePoint Pharmaceuticals, Inc.	8-K	11/06/18	3.1

3.7	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/23/20	3.1

3.8	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	12/08/20	3.1

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1

4.2	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	11/19/21	4.1

4.3	Form of Pre-Funded Warrant to Purchase Common Stock (2025)	8-K	10/17/25	4.1

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

EyePoint Pharmaceuticals, Inc.

Date: November 6, 2025	By:	/s/ Jay S. Duker
	Name:	Jay S. Duker, M.D.
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ George O. Elston
	Name:	George O. Elston
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)