Form 10-K
period 2025-12-31
EyePoint, Inc.
filed 2026-03-05
CIK 1314102

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-51122

EyePoint, Inc.

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

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock on the Nasdaq Global Market on June 30, 2025, the last trading day of the registrant’s most recently completed second fiscal quarter, was approximately $642.6 million.

There were 83,431,950 shares of the registrant’s common stock, $0.001 par value, outstanding as of February 27, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2026 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

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
•
our expectations regarding the timing and outcome of our ongoing clinical trials for DURAVYU for the treatment of wet AMD and DME;
•
our belief that DURAVYU is on track to be the first-to-market of the current investigational sustained release treatments for wet AMD;
•
our belief that DURAVYU has two potential blockbuster indications;
•
our belief that DURAVYU’s potential real-world application in multiple retinal disease indications and de-risked trial designs position DURAVYU for clinical and commercial success;
•
our expectations regarding the timing and outcome of our planned regulatory communication and interactions with the U.S. Food and Drug Administration (FDA) and comparable regulatory bodies;
•
our expectations regarding the timing and clinical development of our other product candidates, including EYP-2301, a TIE-2 agonist, razuprotafib, formulated in Durasert E™ to potentially improve outcomes in serious retinal diseases;
•
our belief that our cash, cash equivalents, and investments in marketable securities of $306.1 million at December 31, 2025 will enable us to fund operations into the fourth quarter of 2027, beyond Phase 3 wet AMD topline data for DURAVYU expected in 2026;
•
our expectations regarding our future expenses and capital expenditures;
•
our expectations regarding an agreement in principle with the U.S. Attorneys’ Office for the District of Massachusetts (DOJ) and the Office of the Inspector General of the Department of Health and Human Services related to the DOJ’s investigation into certain of our sales, marketing and promotional practices as pertain to DEXYCU and our expectations regarding a negotiated resolution;
•
our expectations regarding our ability to obtain and adequately maintain sufficient intellectual property protection for DURAVYU and any other products or product candidates, and to avoid claims of infringement of third-party intellectual property rights;
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

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated, or implied in our forward-looking statements:

•
risks and uncertainties include the timing, progress and results of the company’s clinical development activities;
•
uncertainties and delays relating to communications with the FDA and the ability to obtain regulatory approval from FDA for the commercialization of DURAVYU;
•
the sufficiency of our existing cash resources;

•
our ability to enter into a settlement agreement and corporate integrity agreement with the government regarding the DOJ investigation and uncertainties related to the impact such agreements would have on our business, financial condition and results of operations;
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
disruptions at the FDA;
•
changes in the regulatory and legislative environment;
•
changes in U.S. and international trade policies;
•
changes in expected or existing competition;
•
fluctuations in our operating results;
•
the duration, scope, and outcome of any governmental inquiries or investigations;
•
the success of current and future license and collaboration agreements, including our agreements with ANI Pharmaceuticals, Inc. (ANI), Equinox Science, LLC (Equinox), and Ocumension Therapeutics (Ocumension);
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
•
the impact of federal government shutdowns on our business operations;
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

EYEPOINT®, DEXYCU®, Durasert®, DELIVERING INNOVATION TO THE EYE® and WITH AN EYE ON PATIENTS® are our trademarks. ILUVIEN® is ANI’s trademark. The reports we file or furnish with the SEC, including this Annual Report on Form 10-K, also contain trademarks, trade names and service marks of other companies, which are the property of their respective owners.

Risk Factor Summary

The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. For more information, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2025.

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
•
If we are unable to reach a final negotiated resolution with the U.S. government related to DOJ investigation, the DOJ may commence an action against us, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, even if we finalize a negotiated resolution, we may be required to expend significant additional financial and managerial resources to comply with such agreement, including a corporate integrity agreement.
•
We will need to raise additional capital in the future, which may not be available on favorable terms and may be dilutive to stockholders or impose operational restrictions.
•
Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

Risks Related To The Clinical Development And Regulatory Approval Of Our Product Candidates

•
We are largely dependent on the clinical and future commercial success of our lead product candidate, DURAVYU.
•
The outcomes of clinical trials are uncertain, and delays in the completion of or the termination of any clinical trial of DURAVYU or our other product candidates could harm our business, financial condition and prospects.
•
Disruptions at the FDA, including due to a reduction in the FDA’s workforce and/or inadequate funding for the FDA, could prevent the FDA from performing normal functions on which our business relies, which could negatively impact our business.
•
Clinical trial results may fail to support continued clinical investigations and/or approval of DURAVYU or our other product candidates.
•
Interim, top-line, initial and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to confirmation, audit and verification procedures that could result in material changes in the final data.
•
We may expend significant resources to pursue our lead product candidate, DURAVYU for the treatment of wet AMD and DME, and fail to capitalize on the potential of DURAVYU, or our other product candidates, for the potential treatment of other indications that may be more profitable or for which there is a greater likelihood of success.
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
•
If the market opportunities for our product candidates, including DURAVYU, are smaller than we believe they are, our results of operations may be adversely affected and our business may suffer.
•
If any of our product candidates have newly discovered or developed safety problems, our business would be seriously harmed.
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

Risks Related To Our Reliance On Third Parties

•
The development and commercialization of our lead product candidate, DURAVYU, is dependent on intellectual property we license from Equinox Science and active pharmaceutical ingredient (API) supply of vorolanib. If we breach our agreement with Equinox or the agreement is terminated, we could lose license rights or API supply of vorolanib that are material to our business.
•
The development of our lead product candidate, DURAVYU, is dependent on our supply of API vorolanib, which we currently source from a sole supplier. We intend to negotiate and enter into a commercial supply agreement for vorolanib. If we are unable to enter into a long-term arrangement with a manufacturer or the manufacturer or partner we rely upon fails to supply vorolanib in the amounts we require on a timely basis, or fails to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may be unable to meet demand for our products and may lose potential revenues.
•
If our Contract Research Organizations (CROs), Contract Manufacturing Organizations (CMOs), Contract Development Manufacturing Organizations (CDMOs), vendors, and investigators do not successfully carry out their responsibilities or if we lose our relationships with them, our development efforts with respect to our product candidates could be delayed.
•
We use our own facility for the manufacturing of YUTIQ® and rely on third party suppliers for key components, and any disruptions to our or our suppliers’ operations could adversely affect YUTIQ®’s commercial viability and our ability to supply YUTIQ® to Ocumension.
•
Our manufacturing operations currently depend on our Watertown, MA and Northbridge, MA facilities. If either location is destroyed or out of operation, our business may be adversely impacted.

Risks Related To Ownership Of Our Common Stock

•
The trading price of the shares of our common stock has been highly volatile, and purchasers of our common stock could incur substantial losses.
•
A small concentration of approximately ten stockholders beneficially own 62% of our total outstanding common stock, which gives certain stockholders significant control over matters subject to stockholder approval, which would prevent new investors from influencing significant corporate decisions.

PART I

ITEM 1. BUSINESS

Overview

EyePoint, Inc. (Nasdaq: EYPT) is a clinical-stage biopharmaceutical company committed to developing and commercializing innovative therapeutics to improve the lives of patients with serious retinal diseases. The Company's pipeline leverages its proprietary bioerodible Durasert E™ technology (Durasert E™) for sustained intraocular drug delivery. The Company’s lead product candidate, DURAVYU™1, is an investigational sustained delivery treatment for vascular endothelial growth factor (VEGF) mediated retinal diseases combining vorolanib, a selective and patent-protected tyrosine kinase inhibitor (TKI) with the Company's bioerodible Durasert E™ drug delivery technology. DURAVYU is currently being evaluated in Phase 3 pivotal trials (LUGANO and LUCIA) for wet age-related macular degeneration (wet AMD) and in Phase 3 clinical trials (COMO and CAPRI) for diabetic macular edema (DME). Additional pipeline programs include EYP-2301, razuprotafib, a TIE-2 agonist, formulated in Durasert E™ to potentially improve outcomes in serious retinal diseases. EyePoint is headquartered in Watertown, Massachusetts with a commercial manufacturing facility in Northbridge, Massachusetts.

DURAVYU brings a potential new multi-mechanism of action paradigm for the treatment of retinal diseases as vorolanib, the active drug in DRUAVYU™, acts through intracellular inhibition of all VEGF receptors, platelet-derived growth factor (PDGF) and pro-inflammatory interleukin 6 (IL-6)/JAK1 signaling for at least six months. Vorolanib has also demonstrated neuroprotection in an in-vivo model of retinal detachment.

DURAVYU is currently in Phase 3 clinical trials for the potential treatment of wet AMD and DME, the two largest retinal disease markets. Enrollment in the pivotal Phase 3 clinical trials for wet AMD is complete with data expected beginning in mid-2026. The first patient was dosed in the Phase 3 DME program in February 2026.

Additional pipeline programs include EYP-2301, razuprotafib, a TIE-2 agonist, formulated in Durasert E™ to potentially improve outcomes in serious retinal diseases.

The proven Durasert® drug delivery technology (Durasert®) has been safely administered to thousands of patient eyes across four products approved by the U.S. Food and Drug Administration (FDA). Durasert® enables the development of a solid drug cylinder that is delivered through a standard intravitreal (IVT) injection in the physician office, similar to current standard practice with FDA approved IVT treatments. A Durasert® insert is designed to provide consistent” sustained release of drug over a desired time period and can generally be tailored for each drug and disease indication. Durasert® products have been developed in both non-erodible and Durasert E™ bioerodible formulations.

In wet AMD, DURAVYU is currently being evaluated in the Phase 3 LUGANO and LUCIA clinical trials. The Phase 3 program was developed with feedback from both the FDA and European Medicines Agency (EMA). We initiated the pivotal trials leveraging learnings from our robust DAVIO and DAVIO 2 clinical trials, which achieved primary and secondary endpoints.

Key characteristics of the Phase 3 wet AMD pivotal program are as follows:

•
Randomized, double-masked, aflibercept controlled, non-inferiority trials assessing the efficacy and safety of DURAVYU 2.7mg in patients with active wet AMD.
•
Trials include approximately 75% treatment-naïve and 25% previously treated patients.
•
The LUGANO trial enrolled 432 patients and the LUCIA trial enrolled 475 patients who were randomly assigned, 1:1, to a DURAVYU 2.7mg arm or an on-label aflibercept control arm. Randomization occurred on Day 1.
•
Patients in the DURAVYU 2.7mg treatment arm will be re-dosed every six months for a total of four doses over the two-year trial.
•
The primary endpoint is the difference in mean change in best corrected visual acuity (BCVA) from Day 1 to Week 52 and 56 (blended) versus aflibercept control. Secondary endpoints include safety, reduction in treatment burden, percentage of eyes free of supplemental aflibercept injections, and anatomical stability.

If the wet AMD Phase 3 clinical program is successful, we plan on filing a New Drug Application (NDA) with the U.S Food and Drug Administration (FDA) with the initial 56-week efficacy and safety data. A supplemental NDA (sNDA) is planned for the Year 2 safety data only, once complete.

1. DURAVYU™ has been conditionally accepted by the FDA as the proprietary name for EYP-1901. DURAVYU is an investigational product; it has not been approved by the FDA. FDA approval and the timeline for potential approval is uncertain.

In DME, DURAVYU is currently being evaluated in global Phase 3 clinical trials (COMO and CAPRI). We initiated the pivotal trials leveraging learnings from the positive Phase 2 VERONA trial, which achieved primary and secondary endpoints. The Phase 3 program was developed with feedback from both the FDA and European Medicines Agency (EMA).

Key characteristics of the Phase 3 DME pivotal program are as follows:

•
Randomized, double-masked, aflibercept controlled, non-inferiority trials assessing the efficacy and safety of DURAVYU 2.7mg in patients with active DME.
•
Each trial will enroll approximately 240 patients, including both previously treated and treatment naïve patients, who will be randomly assigned to either a DURAVYU 2.7mg arm or an on-label 2mg aflibercept control arm. Randomization occurs on Day 1.
•
Each trial plans to enroll approximately 75% treatment-naïve and 25% previously treated patients.
•
Patients in the DURAVYU 2.7mg treatment arm will be re-dosed every six months for a total of four doses over the two-year trial.
•
The primary endpoint is the difference in mean change in BCVA from Day 1 to Week 52 and 56 (blended) versus aflibercept control. Secondary endpoints include safety, reduction in treatment burden, percentage of eyes free of supplemental aflibercept injections, and anatomical stability.

DURAVYU Clinical Development and Pipeline Progress – During 2025, we achieved significant clinical and regulatory milestones for DURAVYU, our lead product candidate for the treatment of major retinal diseases, including DME and wet AMD.

Clinical Milestones in DME – On February 2, 2025, we announced that the Phase 2 VERONA clinical trial of DURAVYU in DME met its primary and secondary endpoints. Data at 24 weeks demonstrated meaningful and sustained improvements in visual acuity and anatomical control with a favorable safety profile. Notably, a subgroup analysis of supplement-free patients receiving the DURAVYU 2.7mg dose showed rapid visual improvement (+10.3 letters vs. +3.0 letters for aflibercept control) and significant reduction in CST (117.4 microns vs. 43.7 microns for control) by week 24.

Building on these results, in October 2025, we finalized the design for our pivotal Phase 3 program in DME, with the first patient dosed in the first quarter of 2026.

Pivotal Phase 3 Program in Wet AMD – We made substantial progress in our wet AMD Phase 3 program during 2025. We successfully completed enrollment in our two pivotal Phase 3 clinical trials: the LUGANO trial on May 27, 2025, and the LUCIA trial on July 29, 2025. These trials are designed to evaluate the efficacy and safety of DURAVYU as a long-acting treatment option for patients with wet AMD.

Scientific Advancements and Mechanism of Action (MOA) – In October 2025, we disclosed new preclinical data identifying vorolanib (the active agent in DURAVYU) as a multi-mechanism therapy. In addition to its established inhibition of VEGF, data demonstrated that vorolanib inhibits pro-inflammatory IL-6 signaling through the inhibition of Janus Kinase (JAK) receptors, specifically JAK-1. This dual-action profile—addressing both vascular permeability and inflammatory pathways—further differentiates DURAVYU from current standard-of-care treatments for wet AMD and DME.

Scientific Engagement –Throughout the year, we presented extensive datasets at major medical conferences, including the Association for Research in Vision and Ophthalmology (ARVO) and the Retina World Congress. These presentations included 24-month GLP repeat-dose toxicology studies and treatment burden assessments from the Phase 2 DAVIO 2 trial, which we believe further de-risks our clinical program and reinforces DURAVYU’s potential commercial success.

Pipeline

The following describes the stage of each of our programs:

DURAVYU – vorolanib in Durasert E™

•
Wet AMD
o
Phase 3 clinical trials (LUGANO/LUCIA) underway with data anticipated beginning in mid-2026
•
DME
o
Phase 3 global clinical trials (COMO/CAPRI) underway with first patient dosed in February 2026

EYP-2301 – razuprotafib in Durasert E™

•
Preclinical development including toxicity and pharmacokinetic (PK) studies.

Strategy

EyePoint is committed to developing and commercializing innovative therapies to improve the lives of patients with serious retinal diseases. The key elements of our strategy include:

•
Advance DURAVYU through Phase 3 clinical development and, if successful, regulatory filings for wet AMD and DME
•
Prepare for the potential commercial launch of DURAVYU in the United States in anticipation of successful trial outcomes and FDA approval
•
Leverage our new state-of-the-art Northbridge, MA manufacturing facility to support the potential commercial launch of DURAVYU
•
Advance DURAVYU into additional retinal disease indications
•
Advance EYP-2301 into clinical development for serious retinal diseases
•
Expand product pipeline through internal discovery, research collaborations, in-licensing arrangements, or acquisition

The Unmet Need in the Treatment of Retinal Disease – Duration of Action and a New Mechanism of Action (MOA)

Currently available large molecule anti-VEGF ligand blocking therapies for wet AMD and DME are frequently discontinued, due in part to the high treatment burden associated with regular injections. In addition, these anti-VEGF ligand blocking biologics only treat one aspect of disease pathogenesis, with inflammation still playing a key role. An unmet need remains for both comprehensive, durable treatment options and a new MOA to treat retinal exudative diseases like wet AMD and DME.

Inflammation has been identified to play a key role in the worsening of disease control in wet AMD and DME, suggesting the addition of an anti-inflammatory mechanism could potentially improve outcomes in patients with either condition. As an example, up to two thirds of patients still have active DME after anti-VEGF loading doses, and previous data has demonstrated a combination of corticosteroids with anti-VEGF treatment leads to better anatomical disease control compared to anti-VEGF treatment alone.

Vorolanib, the active drug in DURAVYU, acts through intracellular binding of all VEGF receptors thereby blocking all VEGF isoforms, the main driver of the proliferation of blood vessels that are the hallmark of wet AMD and DME. In vitro data showed a reduction in IL-6 activity of more than 50% associated with vorolanib, the active ingredient in DURAVYU, via inhibition of JAK1, suggesting anti-inflammatory properties. Accordingly, DURAVYU brings a potential new multi-mechanism of action paradigm for the treatment of retinal diseases as vorolanib, the active drug in DURAVYU, acts through intracellular inhibition of all VEGF receptors, PGDF and pro-inflammatory IL-6 signaling for at least six months.

Durasert® Technology

Durasert® has been safely administered to thousands of patient eyes across four products approved by the FDA. Durasert® enables the development of a solid drug cylinder that is delivered through a standard IVT injection in the physician office, similar to current standard practice with FDA approved anti-VEGF treatments. A Durasert® insert is designed to provide consistent, sustained release of drug over a desired time period and can generally be tailored for each drug and disease indication. Durasert® products have been developed in both non-erodible and bioerodible Durasert E™ formulations.

The four FDA-approved Durasert® products utilized a non-erodible formulation. In these products, the solid insert was coated with a non-erodible polymer layer and other design aspects to slow the rate and duration of drug release.

DURAVYU leverages a bioerodible formulation of the Durasert® technology, Durasert E™. In this structure, there are no non-erodible polymer layers utilized and the resulting insert consists of bioerodible matrix and the active drug, vorolanib. This formulation allows the solid insert to deliver a higher payload of drug (94%) for sustained delivery until the drug is fully released from the insert. By design, the core matrix maintains the drug release before it fully bio-erodes to avoid free-floating drug particles.

Our Durasert® technology is designed to provide sustained drug delivery for ophthalmic diseases and conditions with the following features:

•
Sustained Delivery. The delivery of drugs for predetermined periods of time. We believe that uninterrupted, sustained delivery offers the opportunity to develop products that reduce the need for repeated dosing, thereby improving patient compliance and potential adverse effects from repeated administrations.

•
Controlled Release Rate. The release of therapeutics for sustained release at a controlled rate. We believe that this feature allows us to develop products that deliver optimal concentrations of therapeutics over time and minimize variability in dosing during treatment.
•
IVT Delivery. The delivery of therapeutics intravitreally can allow the natural barriers of the body to isolate and assist in maintaining appropriate concentrations locally to achieve the maximum therapeutic effect while minimizing unwanted systemic effects.

Our Product Candidates

DURAVYU for wet AMD and DME

DURAVYU is an investigational product deploying vorolanib, a selective and patent protected TKI, that potentially brings a new multi-mechanism of action and treatment paradigm for retinal diseases beyond existing anti-VEGF large molecule ligand blocking therapies. DURAVYU utilizes our bioerodible Durasert E™ technology.

Vorolanib acts through intracellular binding of all VEGF receptors thereby blocking all VEGF isoforms, the main driver of the proliferation of blood vessels that are the hallmark of wet AMD and other retinal diseases and also inhibits PDGF and pro-inflammatory IL-6 signaling. In addition to the safety and efficacy demonstrated in the DAVIO, DAVIO 2 and VERONA clinical trials, vorolanib has also demonstrated neuroprotection in an in-vivo model of retinal detachment.

The inhibition of PDGF by vorolanib may provide antifibrotic benefits and the inhibition of IL-6 signaling, by blocking JAK-1, may provide an anti-inflammatory effect. Prior to in-licensing by the Company, vorolanib was studied in Phase 1 and 2 clinical trials as an orally delivered therapy for the treatment of wet AMD and data from these trials demonstrated a positive clinical signal and no ocular toxicity.

DURAVYU has been evaluated in over 190 patients across Phase 1 and Phase 2 clinical trials with a favorable safety profile and no DURAVYU related local or systemic severe adverse events (SAE’s). The independent Data Safety Monitoring Committee (DSMC) completed its second scheduled review of the ongoing pivotal Phase 3 program evaluating DURAVYU for the treatment of wet AMD in November 2025 and recommended that both the LUGANO and LUCIA trials continue as planned, with no modifications to the protocol.

We have reported positive safety and efficacy data for DURAVYU in our Phase 2 DAVIO clinical trial and fully enrolled the pivotal Phase 3 clinical trials (LUGANO and LUCIA) for wet AMD with over 900 patients recruited across both trials. Data from the Phase 3 program is anticipated to be reported beginning in mid-2026.

We also reported positive 24-week data for DURAVYU in a phase 2 clinical trial (VERONA) for DME and have initiated pivotal Phase 3 clinical trials (COMO and CAPRI) with first patient dosed in February 2026.

DURAVYU for wet AMD - Market Opportunity

Wet AMD occurs when new, abnormal blood vessels grow under the retina. These vessels may leak blood or other fluids, causing scarring of the macula. This form of AMD is less common but much more serious. AMD is one of the major causes of vision loss of the total vision impairment globally.

As the proportion of people in the U.S. age 65 and older grows larger, more people are developing age-related diseases such as AMD. By 2050, the estimated number of people with later stages of AMD such as wet AMD is expected to more than double from 2.07 million to 5.44 million. White Americans are expected to continue to account for the majority of cases. However, Hispanics are expected to account for the greatest rate of increase, with a nearly six-fold rise in the number of expected cases from 2010 to 2050.

Age is the greatest risk factor for developing AMD and individuals aged 50+ are more prone to the disease. Among all AMD patients in the United States, wet AMD accounts for only 10% of cases, yet it alone accounts for 90% of legal blindness.

There are multiple short acting effective and safe treatments for wet AMD available on the market, including large molecule anti-VEGF IVT drugs marketed under the brands names Lucentis, Eylea, Eylea HD, Vabysmo, Beovu, and Avastin (off label). These treatments are injected in a physician’s office either monthly, bi-monthly or in some patients every three to four months, which can cause inconvenience and often leads to reduced compliance and poor outcomes. The branded drug, SUSVIMO™, a port delivery technology for ranibizumab, was approved by the FDA in 2021 for the treatment of wet AMD and requires an initial surgical placement of the port. In February 2025, Susvimo was approved for the treatment of DME.

Separate published studies using real world data (one study in the U.S. and another that includes Canada, France, Germany, Ireland, Italy, the Netherlands, UK, and Venezuela) indicate that despite initial efficacy, approved wet AMD treatments still result in vision loss over time.

We believe that DURAVYU, if approved as a potential six-month sustained delivery therapy, has the potential to offer wet AMD patients a safe and effective treatment option with a new and complementary multi-MOA to current therapies.

DURAVYU for wet AMD - Clinical Development

In wet AMD, DURAVYU demonstrated positive data from the Phase 1 DAVIO and Phase 2 DAVIO clinical trials with clinically meaningful efficacy data with stable visual acuity and central subfield thickness (CST) and a favorable safety profile. The Phase 1 clinical trial (DAVIO) was a dose escalation trial that enrolled 17 wet AMD patients across four separate doses. The primary endpoint of the trial was safety, and key secondary endpoints were BCVA and CST measured by optical coherence tomography (OCT).

Safety and efficacy data for the Phase 1 DAVIO clinical trial included stable visual acuity (VA) and OCT and a clinically significant reduction in treatment burden of 75% at six months and 73% at 12 months with a median time to supplement of six months. The data also reported that 53% of patients in the trial did not require a supplemental anti-VEGF treatment up-to the six-month visit and 35% of patients did not require a supplemental anti-VEGF treatment up to twelve-months. There were no ocular SAEs reported, no drug-related systemic SAEs reported, and all ocular adverse events (AEs) were ≤ grade 2; the only grade 3 AE was not drug-related.

In July 2022, we updated the results of the Phase 1 DAVIO clinical trial through 12-months reporting continued positive safety and efficacy results. This included a continuation of a clinically significant reduction in treatment burden of 73% at 12 months. The data also reported that 30% of patients in the trial did not require a supplemental anti-VEGF treatment up-to the twelve-month visit.

DAVIO 2 was a multi-center randomized, double-masked controlled Phase 2 clinical trial of DURAVYU in previously treated patients with wet AMD. Originally designed to enroll 144 patients, the trial enrolled 160 patients in total due to strong investigator and patient interest. All enrolled patients were previously treated with a standard-of-care anti-VEGF therapy and were randomly assigned to one of two doses of DURAVYU (approximately 2 mg or 3 mg) or an aflibercept control. DURAVYU is delivered with a single intravitreal injection in the physician's office, similar to current FDA approved anti-VEGF treatments. The primary non-inferiority efficacy endpoint was change in BCVA compared to the aflibercept control, approximately six-months after the DURAVYU injection. Secondary endpoints include safety, reduction in treatment burden, mean change in CST as measured by OCT, the percent of eyes that remain free of supplemental anti-VEGF injections, and number of aflibercept injections in each group.

DAVIO 2 top line results at week 32 indicated:

•
Both DURAVYU doses (2mg and 3mg) achieved all primary and secondary endpoints.
•
Statistical non-inferiority in change in BCVA (at a confidence interval of 95%) compared to aflibercept control, at weeks 28 and weeks 32 combined. The 2mg and 3mg doses were only -0.3 and -0.4 letters different, respectively, versus on-label aflibercept. The lower limit of the non-inferiority margin is defined as a -4.5 letters by the FDA with 5 letters representing one line on the eye chart.
•
Continued positive safety and tolerability profile with no DURAVYU-related ocular or systemic SAEs.
•
89% and 85% reduction in treatment burden, respectively, for the 2mg and 3mg DURAVYU doses, when comparing the injections in the six months prior to entry into the study vs. the injections administered during the study following DURAVYU dosing.
•
65% and 64% of eyes were supplement free up to six-months, respectively, for the 2mg and 3mg doses of DURAVYU.
•
Both DURAVYU doses demonstrated strong anatomic control with OCT difference below 10 microns at week 32 compared to the aflibercept control.
•
Patient discontinuation up to week 32 was low at 4% with no DURAVYU related discontinuation.

In the sub-group of patients who were supplement-free up to six months, the DURAVYU groups demonstrated numerical superiority in change in BCVA along with strong anatomic control compared to the aflibercept control group. This result confirms that the positive topline data from the Phase 2 DAVIO 2 trial were driven by DURAVYU and not by study eyes requiring supplemental injection. Visual and anatomical outcomes were not meaningfully influenced by differences in patient baseline BCVA, duration of wet AMD diagnosis, or historical treatment burden. DURAVYU outcomes were consistent and durable in a range of wet AMD patient types.

In June 2024, we reported positive twelve-month safety and efficacy data from the Phase 2 DAVIO 2 clinical trial evaluating DURAVYU for the treatment of wet AMD including:

•
Favorable safety profile – No DURAVYU related ocular or systemic SAEs reported.
•
Best Corrected Visual Acuity (BCVA) – Statistically significant visual acuity outcomes with both DURAVYU arms change in visual acuity similar to aflibercept control arm through 12 months after a single injection of DURAVYU.
•
Central Subfield Thickness (CST) – Strong anatomical control through 12 months after a single injection of DURAVYU.
•
Supplement Free – After a single injection of DURAVYU, approximately half of the treated study eyes were anti-VEGF supplement free, while 22% of the eyes in the aflibercept control arm were administered a supplement despite these control eyes receiving mandated bi-monthly injections through 12 months.

The positive results from the DAVIO 2 clinical trial supported the initiation of the current global Phase 3 clinical trials, LUGANO and LUCIA in wet AMD.

LUGANO and LUCIA are global, randomized, double-masked, aflibercept controlled, non-inferiority Phase 3 trials assessing the efficacy and safety of DURAVYU in patients with active wet AMD including previously treated and treatment-naïve patients. The LUGANO trial enrolled 432 patients and the LUCIA trial enrolled 475 patients globally who were randomly assigned 1:1 to a 2.7mg dose of DURAVYU or an on-label aflibercept control. The LUGANO and LUCIA trials are the only sustained release wet AMD pivotal Phase 3 trials evaluating re-dosing in both trials. Patients in the DURAVYU treatment arm will receive an intravitreal injection of DURAVYU every six months, starting at month two of the trial with a total of four injections over the two-year trial. DURAVYU is delivered via a standard intravitreal injection in the physician's office, similar to current standard practice with FDA approved anti-VEGF treatments. The primary endpoint of the Phase 3 pivotal trials is the average change in BCVA at weeks 52 and 56 versus baseline. Secondary endpoints include safety, reduction in treatment burden, percentage of eyes free of supplemental aflibercept injections and anatomical results as measured by optical coherence tomography (OCT).

In May 2025, we presented multiple datasets at the Association for Research in Vision and Ophthalmology (ARVO) Annual Meeting, demonstrating DURAVYU’s potential real-world application in multiple retinal disease indications and de-risked trial designs that position DURAVYU for potential clinical and commercial success. Presentations included:

•
An assessment of the treatment burden in wet AMD treated with DURAVYU versus aflibercept from the Phase 2 DAVIO 2 clinical trial
•
Trial design of the global LUGANO and LUCIA pivotal Phase 3 trials in wet AMD
•
A 24-month Good Laboratory Practice (GLP) repeat-dose toxicology study of vorolanib intravitreal insert

We successfully completed enrollment in our two pivotal Phase 3 clinical trials: the LUGANO trial on May 27, 2025, and the LUCIA trial on July 29, 2025. Data anticipated beginning in mid-2026.

DURAVYU for Diabetic Macular Edema - Market Opportunity

DME is a complication of diabetic retinopathy (DR), a common finding in diabetic patients. DR is caused by long-term damage to the retina’s small blood vessels. The leakage of fluid into the retina leads to swelling of the central retina, which is called the macula. If left untreated, DME can result in severe visual loss and even blindness. DME can occur at any stage of DR, although it is more likely to occur later with the disease’s progression.

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

DURAVYU for Diabetic Macular Edema - Clinical Development

In DME, DURAVYU demonstrated positive data from the VERONA Phase 2 clinical trial, which was a three-arm trial with two separate doses (low and high) of DURAVYU and an aflibercept control. VERONA evaluated DURAVYU as a potential six-month treatment in previously treated DME patients with active disease. The two DURAVYU doses were administered as a single injection on Day 1 following the aflibercept injection on the same visit.

In February 2025, we reported positive results for the Phase 2 VERONA clinical trial of DURAVYU for DME meeting primary and secondary endpoints.

Phase 2 VERONA results included:

•
Both DURAVYU doses (1.34 mg and 2.7mg) met the primary endpoint of extended time to first supplemental injection versus aflibercept control.
•
DURAVYU 2.7mg demonstrated an early and sustained improvement in both BCVA and CST as measured by OCT.
o
BCVA improved +7.1 letters compared to baseline.
o
CST improved 75.9 microns compared to baseline representing 74% more drying in DURAVYU eyes versus aflibercept control.
•
Visual and anatomical gains were observed at week 4 demonstrating the immediate bioavailability of DURAVYU.
•
73% of eyes in the DURAVYU 2.7mg arm were supplement-free versus 50% in the aflibercept control arm up to week 24 underscoring that the positive efficacy results were driven by treatment with DURAVYU and not supplemental injections.
•
Over two-thirds reduction in treatment burden for the DURAVYU 2.7mg arm.
•
DURAVYU favorable safety profile continues:
o
No DURAVYU related ocular or systemic serious adverse events reported
o
No cases of:
▪
Impaired vision
▪
Endophthalmitis
▪
Retinal vasculitis (occlusive or non-occlusive)
▪
Insert migration
▪
Intraocular inflammation (IOI)

24-week supplement-free patient subgroup analyses from the Phase 2 VERONA clinical trial demonstrate that DURAVYU 2.7mg significantly improved vision and fluid compared to the aflibercept control group, including:

•
BCVA improvement of +10.3 letters versus +3.0 letters for aflibercept control
•
CST improvement of 117.4 microns versus 43.7 microns for aflibercept control
•
43% had an absence of DME compared to zero for the aflibercept control arm.

These results show that the positive data from the Phase 2 VERONA trial were driven by DURAVYU.

The 24-week topline results from the Phase 2 VERONA study in DME were presented at the Retina World Congress in May 2025, which highlighted DURAVYU’s potential to transform the treatment landscape in the second largest retinal disease market with its potential best-in-class safety and efficacy profile.

On October 14, 2025 we announced details for our pivotal Phase 3 program evaluating DURAVYU for the treatment of DME with first patient dosing anticipated in first quarter of 2026. In this announcement we shared new preclinical data that demonstrates vorolanib, the active drug in DURAVYU, inhibits IL-6 mediated inflammation through inhibition of all JAK receptors, in particular JAK-1, in addition to known blockage of VEGF mediated vascular permeability. This finding reinforces the early and sustained improvements observed through six months in the Phase 2 VERONA clinical trial and positions DURAVYU as a potential multi-MOA treatment.

In February 2026, the Company initiated two global, randomized, double-masked, non-inferiority Phase 3 clinical trials (COMO and CAPRI) evaluating the efficacy and safety of DURAVYU in patients with DME. These trials, developed with feedback from both the FDA and the EMA, will each enroll approximately 240 patients— roughly 75% treatment-naive and 25% previously treated—randomized 1:1 to receive either a 2.7mg dose of DURAVYU administered every six months or on-label aflibercept. The primary endpoint is the difference in mean change in BCVA from Day 1 to Week 52 and 56 (blended) versus aflibercept control. Secondary endpoints include safety, reduction in treatment burden, percentage of eyes free of supplemental aflibercept injections, and anatomical stability.

DURAVYU Licenses

In February 2020, we entered into an Exclusive License Agreement (Equinox License Agreement) with Equinox Science, LLC (Equinox), relating to vorolanib, the active ingredient in DURAVYU. Pursuant to this agreement, Equinox granted us an exclusive, sublicensable, royalty-bearing right and license to certain patents and other Equinox intellectual property to research, develop, make, have made, use, sell, offer for sale and import the compound vorolanib and any pharmaceutical products comprising the compound for the prevention or treatment of wet AMD, DR and RVO (the Original Field) using our proprietary localized delivery technologies, in each case, throughout the world except China, Hong Kong, Taiwan and Macau (the Territory). On May 2, 2022, we entered into Amendment #1 to the Equinox License Agreement, pursuant to which the Original Field was expanded to cover the prevention or treatment of ophthalmology indications using the Company’s proprietary localized delivery technologies.

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

On May 2, 2022, the Company entered into an Exclusive License Agreement (the Betta License Agreement) with Betta Pharmaceuticals Co., Ltd. (Betta), an affiliate of Equinox. Under the Betta License Agreement, the Company granted to Betta an exclusive, sublicensable, royalty-bearing license under certain of the Company’s intellectual property to develop, use (but not make or have made), sell, offer for sale, and import the Company’s product candidate, DURAVYU, an investigational sustained delivery intravitreal anti-VEGF treatment that combines a bioerodible formulation of the Company’s proprietary sustained-release technology with the compound vorolanib (the Licensed Product), in the field of ophthalmology (the Betta Field) in the Greater Area of China, including China, the Hong Kong Special Administrative Region, the Macau Special Administrative Region, and Taiwan (the Betta Territory). The Company retained rights under the Company’s intellectual property to, among other things, conduct clinical trials on the Licensed Product in the Betta Field in the Betta Territory.

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

EYP-2301

The Company is advancing EYP-2301 into pre-clinical development. EYP-2301 delivers razuprotafib, formulated in Durasert E™ to potentially improve outcomes in serious retinal diseases.

Manufacturing

The FDA carefully regulates the quality of pharmaceuticals. The main regulatory standard for ensuring pharmaceutical quality is the Current Good Manufacturing Practice (cGMPs) regulation for human pharmaceuticals. Manufacturing of our clinical trial materials (CTM) and of our commercial products is subject to these cGMPs which govern record-keeping, manufacturing processes and controls, personnel, quality control and quality assurance, among other activities. Incoming raw materials and components from suppliers are inspected upon arrival according to pre-specified criteria prior to use in the CTM or the commercial product. During product manufacture, in-process tests are conducted on intermediate products according to pre-specified criteria; testing is conducted on the finished product prior to its release. Our systems and our contractors are required to comply with cGMP requirements, and we assess compliance regularly through performance monitoring and audits. Our current manufacturing activities are focused exclusively on products designated for distribution and sale in markets outside the United States.

DURAVYU

Production, assembly, and packaging of DURAVYU Phase 3 CTM is done in the Class 10,000 clean rooms located at our Watertown, MA facility. We source the active pharmaceutical ingredient (API) vorolanib from one supplier, and various raw materials and components for both DURAVYU and its injector from third-party vendors. Our arrangements with these third parties include confidentiality, intellectual property, and supply provisions to protect our proprietary rights related to DURAVYU. In October 2024, we announced the grand opening of our commercial manufacturing facility in Northbridge, MA. The 41,000 square foot Good Manufacturing Process (cGMP) compliant commercial manufacturing facility was built to meet U.S. FDA and EMA standards and will support global manufacturing across the Company’s portfolio, including lead pipeline asset, DURAVYU upon potential regulatory approval. Manufacturing tech transfer of DURAVYU from Watertown to Northbridge began during 2025.

We source the active pharmaceutical ingredient (API) vorolanib from one supplier, and various raw materials and components for DURAVYU drug product manufacturing from third-party vendors. Injector and packaging components are purchased from several different vendors with the needles supplied by a third-party supplier. While we believe that multiple vendors are available for each component we purchase, we have historically sole-sourced each component. Our agreements with these third parties include confidentiality, intellectual property, and supply provisions to protect our proprietary rights related to DURAVYU.

YUTIQ®

Production, assembly, and packaging of YUTIQ® is done in the Class 10,000 clean rooms located at our Watertown, MA facility and we are supplying such product to our partner pursuant to our agreement with them. We source the API from Farmabios, needles from a third party supplier and various other raw materials and components for YUTIQ® from additional third-party vendors. While we believe that multiple vendors are available for each component we purchase, we have historically sole-sourced each component. The Company no longer produces YUTIQ® for sale in the US but continues to supply product for sale by its partner in China.

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

ILUVIEN for DME

ILUVIEN is an injectable, sustained release micro-insert based on our Durasert® technology platform which delivers 0.19 mg of FA to the back of the eye for treatment of DME. DME is a disease suffered by diabetics where leaking capillaries cause swelling in the macula, the most sensitive part of the retina. DME is a leading cause of blindness in the working-age population in most developed countries. The ILUVIEN micro-insert is substantially the same micro-insert as YUTIQ®.

We originally licensed our Durasert® proprietary insert technology to ANI for use in ILUVIEN for the treatment of all ocular diseases (excluding uveitis). On July 10, 2017, we entered into an amended and restated collaboration agreement with ANI (the Amended ANI Agreement), pursuant to which we (i) expanded the license to ANI to our proprietary Durasert® sustained release drug delivery technology platform to include uveitis, including chronic non-infectious uveitis affecting the posterior segment of the eye, in EMEA and (ii) converted the net profit share arrangement for each licensed product (including ILUVIEN) under the original collaboration agreement with ANI (the Prior ANI Agreement) to a sales-based royalty on a calendar quarter basis commencing July 1, 2017, with payments from ANI due 60 days following the end of each calendar quarter.

Sales-based royalties started at the rate of 2% and increased, commencing December 12, 2018, to 6% on aggregate calendar year net sales up to $75 million and 8% in excess of $75 million. ANI's share of contingently recoverable accumulated ILUVIEN commercialization losses under the Prior ANI Agreement, capped at $25 million, are to be reduced as follows: (i) $10.0 million was cancelled in lieu of an upfront license fee on the effective date of the Amended ANI Agreement; (ii) for calendar years 2019 and 2020, 50% of earned sales-based royalties in excess of 2% will be offset against the quarterly royalty payments otherwise due from ANI; (iii) in March 2020, another $5 million was cancelled upon ANI's receipt of regulatory approval for ILUVIEN for the uveitis indication; and (iv) commencing in calendar year 2021, 20% of earned sales-based royalties in excess of 2% will be offset against the quarterly royalty payments due from ANI until such time as the balance of the original $25 million of recoverable commercialization losses has been fully recouped. On December 17, 2020, we sold our interest in royalties payable to us under our license agreement with ANI in connection with ANI's sales of ILUVIEN® to SWK Funding, LLC (SWK) in exchange for a one-time $16.5 million payment from SWK. On March 18, 2025, ANI announced that it completed the buyout of its 3.125% perpetual royalty obligation to SWK on worldwide net revenues of ILUVIEN® and YUTIQ® for a one-time payment of $17.25 million. Under the terms of the agreement, upon making the buyout payment, no further royalty is due to SWK on net revenues beginning January 1, 2025, forward. As a result, we terminated our royalty purchase agreement with SWK effective March 18, 2025.

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

The last expiring patent covering the vorolanib compound licensed to us by Equinox Science and used in DURAVYU expires in September 2037, but the Company has a granted US patent for DURAVYU that expires in 2043. In addition, in this patent family, a patent has been granted in China with an expiration date in 2041) and in Taiwan (with an expiration date in 2042) and other patent applications are pending in this family. The Company has filed additional patent applications for technology relating to DURAVYU, that, if issued, could expire in 2043, and for a new injector designed for administration of Durasert®, that, if issued, could expire in 2046.

Under an Asset Purchase Agreement with Aerpio Pharmaceuticals Inc. (Aerpio) in 2021, we acquired all right title and interest in and to certain U.S. and ex-U.S. patents and applications relating to certain TIE-2 activating molecules, including razuprotafib. The acquired Aerpio patent portfolio now includes approximately 155 U.S. or ex-U.S. patents and pending applications that claim compositions of matter, pharmaceutical compositions and/or methods of use for both small molecule and mono and bi-specific antibody inhibitors of the protein tyrosine phosphatase (VE-PTP). One of the small molecules is razuprotafib. Some of the antibodies covered include both VE-PTP and VEGF binding domains. VE-PTP is a negative TIE-2 regulator that, when inhibited, can activate the TIE-2 pathway leading to downstream signaling that promotes vascular health, stability and decreases vascular permeability and inflammation associated with a number of posterior segment eye diseases. The patent claims for methods of use relate primarily to disease indications where activation of TIE-2 and associated vascular stabilization are potentially beneficial. The potential expiration dates of the patents and applications in this portfolio range from 2027 to 2041.

This patent expiration date range is estimated and this range and other patent expiration dates provided herein are based on certain assumptions, including that certain applications will be granted, all necessary fees will be paid and no terminal disclaimers or other limitations on expiration are required for certain patents or applications.

Human Capital Resources

To achieve our Company goals, it is critical to attract and retain top talent with experience across all functional areas crucial to executing on our strategy. To facilitate talent attraction and retention, our Company ensures a collaborative, safe and rewarding workplace, providing opportunities for our employees to grow and develop in their careers. We offer compensation and incentives that include market-competitive pay, equity grants, performance bonuses, healthcare benefits, retirement, and wellness programs, including paid time off and flexible work arrangements. We embrace our Company values and behaviors to build a culture that fosters collaboration, innovation, inclusivity, integrity and excellence.

As of February 27, 2026, we had 214 employees, all of which were full-time, all located in the United States. None of our employees are represented by a collective bargaining agreement and none are represented by labor union. During fiscal 2025 our voluntary turnover rate was 6.56%, which is below the average voluntary turnover rates for Boston-area biotech companies.

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

We also provide robust compensation packages to meet the needs of our employees. In addition to competitive base salaries, these programs include annual discretionary bonus payments, equity awards, a 401(k) plan and employer match, an employee stock purchase program, tax advantaged health savings and flexible spending accounts, paid time off and family leave. Our broad-based equity programs include employees across all levels. The vesting conditions are set to facilitate the retention of employees with critical skills and experience and motivate employees to perform to the best of their abilities, while we achieve our objectives.

In order to promote long-term retention and maximize the potential of our employees, we invest in their professional and personal development. By offering needs-based supplemental training, management development, effective communications training and mentorship.

We survey our employees on a regular basis and report the results of those surveys back to employees and management while implementing programming to directly address the feedback.

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

Many companies have or are pursuing products to treat eye diseases that are or would be competitive with DURAVYU and other pipeline products. Some of these products and product candidates include the following:

FDA-approved LUCENTIS® (ranibizumab), EYLEA® (aflibercept 2mg), EYLEA®HD (aflibercept 8mg), VABYSMO® (faricimab) and off-label use of the cancer drug AVASTIN®(bevacizumab) are the leading treatments for wet AMD. Lucentis, Eylea, and Avastin are also used in the treatment of DR and DME. There are two FDA-approved Lucentis biosimilar mediations and two FDA-approved Eylea biosimilars (Opuviz™ and Yesafili™).

In 2021, the FDA approved Susvimo®(ranibizimab), a first-of-its-kind port delivery system (PDS) with ranibizumab for the treatment of patients with wet AMD. In 2025, Susvimo was approved for the treatment of DME and DR.

In January 2022, the FDA approved VABYSMO®(faricimab), a bispecific antibody targeting Ang-2 and vascular endothelial growth factor-A. Also in 2022, two ranibizumab biosimilars, Byooviz and Cimerli entered the market. The FDA also approved Beovu® brolucizumab injection on October 8, 2019.

In August 2023, the FDA approved EYLEA® HD (aflibercept 8mg) for wet AMD, DME, and DR based on the pivotal PULSAR and PHOTON trials in which EYLEA® HD demonstrated clinically equivalent vision gains to EYLEA® (aflibercept 2 mg) that were maintained with fewer injections. In November 2025, EYLEA HD was approved for the treatment of macular edema following retinal vein occlusion, and a monthly (Q4W) dosing option across all existing indications was also approved.

In addition to FDA approved products, there are multiple investigational treatments in development.

REGENXBIO Inc., Adverum Biotechnologies, Inc., 4D Molecular Therapeutics (4DMT), Merck (EyeBio), Ollin Biosciences, Inc., as well as several others in early development, are advancing gene therapy treatments for retinal diseases, such as wet AMD and DME. REGENXBIO is developing ABBV-RGX-314, a gene therapy utilizing its NAV AAV8 vector containing a gene encoding for a monoclonal antibody fragment which inhibits VEGF. In October 2025, they completed patient enrollment in the ATMOSPHERE and ASCENT pivotal trials in wet AMD evaluating subretinal ABBV-RGX-314. They are also enrolling patients in AAVIATE, a Phase 2 trial for wet AMD evaluating suprachoroidal ABBV-RGX-314, and initiating a Phase 2b/3 trial evaluating suprachoroidal ABBV-RGX-314 in DR.

Adverum (acquired by Eli Lilly in December 2025) is developing Ixo-vec, a gene therapy utilizing an AAV.7m8 vector containing a gene encoding for a protein that expresses aflibercept. ARTEMIS is a Phase 3 trial currently underway evaluating intravitreal Ixo-vec in wet AMD.

4DMT is developing 4D-150 as an investigational genetic medicine using the intravitreal R100 vector to deliver a dual transgene payload (AFL and VEGF C RNAi) that inhibits VEGF A, B, C, and PIGF for the treatment of wet AMD and DME. In 2025, 4DMT initiated two Phase 3 trials in wet AMD (4FRONT-1 and 4FRONT-2), with plans to initiate a single global Phase 3 trial in DME in 2026.

Merck (EyeBio) is developing MK-3000, a trispecific antibody designed to agonize the Wingless-related integration site (Wnt) pathway. BRUNELLO and BAROLO are Phase 2b/3 trials that are currently underway in DME. Merck (EyeBio) is also developing MK-8748, a bispecific antibody which is a TIE-2-agonist and VEGF-antagonist. They are currently evaluating MK-8748 in wet AMD and DME in the second part of the Phase 1/2a RIOJA trial.

Ollin is developing OLN324, a small-format VEGF/Ang2 bispecific antibody. The Phase 1b JADE trial of OLN324 vs. faricimab in DME and wet AMD resulted in positive topline data. Ollin plans to move forwards with global Phase 3 studies in both DME and wet AMD in 2026.

AXPAXLI (formerly OTX-TKI) – Ocular Therapeutix, Inc.

Ocular Therapeutix, Inc. (Ocular Therapeutix) is developing AXPAXLI which utilizes axitinib, a TKI, formulated in a hydrogel and delivered through an intravitreal injection. In February 2026, Ocular Therapeutix announced positive results in their Phase 3 SOL-1 superiority clinical trial comparing a single AXPAXLI injection to a single aflibercept (2 mg) injection in treatment naïve wet AMD subjects with a nine-month primary endpoint.

Their Phase 3 SOL-R clinical trial is a non-inferiority trial comparing repeat AXPAXLI injections every six months to repeat aflibercept (2 mg) injections every eight weeks in wet AMD, with a 56-week primary endpoint. SOL-R reached its target enrollment of 555 patients in November 2025.

In August 2025, Ocular Therapeutix announced it received a SPA agreement with the FDA for its Phase 3 HELIOS-2 trial for AXPAXLI in NPDR. The HELIOS Phase 3 program in NPDR includes two studies: HELIOS-2 and HELIOS-3. In November 2025, the first patient was randomized in the HELIOS-3 trial.

Tarcocimab Tedromer (formerly KSI-301) – Kodiak Sciences, Inc.

Tarcocimab tedromer is an investigational anti-VEGF therapy. In July 2023, Kodiak Sciences, Inc. (Kodiak) announced its Phase 3 GLEAM and GLIMMER studies in treatment-naïve DME did not meet their primary efficacy endpoints of showing non-inferior visual acuity gains for tarcocimab compared to aflibercept. However, the Phase 3 DAYLIGHT study in wet AMD did meet its primary endpoint of non-inferior visual acuity gains for tarcocimab dosed monthly compared to aflibercept dosed every 8 weeks following 3 monthly loading doses.

In March 2025, Kodiak announced the completion of enrollment in its second registrational trial of tarcocimab in DR (GLOW2). The first registrational trial, GLOW1, met its primary endpoint in DR. As of November 2025, Kodiak had completed patient enrollment in DAYBREAK, a Phase 3 trial for tarcocimab and KSI-501, a bi-specific anti- IL-6 and VEGF trap molecule in wet AMD. Both GLOW2 and DAYBREAK are using tarcocimab's enhanced 50 mg/mL formulation containing both conjugated and unconjugated antibody that is intended to balance durability and immediacy. Topline data for GLOW2 is expected in the first quarter of 2026 and for DAYBREAK in the third quarter of 2026.

OCS-01 - Oculis Holding AG

OCS-01 1.5% ophthalmic suspension is a topical formulation of dexamethasone that utilizes novel solubilizing nanoparticle technology to enhance bioavailability and durability of the dexamethasone solution. DIAMOND is a 2-stage, double-masked, randomized, multicenter Phase 3 program that will evaluate the safety and efficacy of OCS-01 with 2 dosing regimens in comparison to vehicle alone in DME patients for 52 weeks. The Phase 3 DIAMOND-1 and DIAMOND-2 trials of OCS-01 eye drops in DME completed enrollment in April 2025 with topline data expected in the second quarter of 2026.

Government Regulation

We are subject to extensive regulation by the FDA and other federal, state, and local regulatory agencies. The Federal Food, Drug and Cosmetic Act (the FD&C Act), and FDA’s implementing regulations set forth, among other things, requirements for the testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record-keeping, reporting, distribution, import, export, advertising, and promotion of our products and product candidates. Although the discussion below focuses on regulation in the U.S., we currently out-license certain of our products and may seek approval for, and market, other products in other countries in the future. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope to that imposed in the U.S., although there can be important differences. In the European Union, although significant aspects are addressed in a centralized way through the European Medicines Agency (the "EMA"), and the European Commission, country-specific regulation remains essential in many respects. The process of obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources and may not be successful.

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

European and Other International Government Regulation

In addition to regulations in the U.S., we are subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Some countries outside of the U.S. have a similar process that requires the submission of a clinical trial application, or CTA, much like the IND prior to the commencement of human clinical trials. In the EU, for example, similar to the FDA a CTA must be submitted for authorization via the platform ‘Clinical Trials Information System (CTIS) to the competent national authority of each EU Member State (as well as Iceland, Norway and Liechtenstein) in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee, much like the IRB, has issued a favorable opinion. Once authorized in accordance with the EU Clinical Trials Regulation (Regulation (EU) No 536/2014 on clinical trials on medicinal products for human use), the clinical trial can be initiated in the authorizing EU Member States.

The EU Clinical Trials Regulation entered into force on January 31, 2022, repealing the previous EU Clinical Trials Directive (Directive (EC) 2001/20/EC) and the related national implementing provisions of the individual EU Member States. Applications through the CTIS are mandatory from January 31, 2023. Clinical trials authorized under the Clinical Trials Directive before January 31, 2023, can continue to be conducted under the EU Clinical Trials Directive until January 31, 2025. From January 31, 2025, any trials approved under the EU Clinical Trials Directive that continue running will need to comply with the EU Clinical Trials Regulation and their sponsors must have recorded information on them in the CTIS.

To obtain regulatory approval to commercialize a new drug under EU regulatory systems, we must submit an MAA, to the competent regulatory authority. In the EU, marketing authorization for a medicinal product can be obtained through a centralized, mutual recognition, or decentralized procedure, or via the national procedure of an individual EU Member State. A marketing authorization, irrespective of its route to authorization, may be granted only to an applicant established in the EU.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all 27 EU Member States, as well as Iceland, Liechtenstein, and Norway. Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the EMA is responsible for conducting the initial assessment of a product. The maximum timeframe for the evaluation of an MAA is 210 days. This period excludes clock stops during which additional information or written or oral explanations are to be provided by the applicant in response to questions posed by the CHMP. A request for accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest. There is no single definition of what constitutes major public health interest. This should be justified by the applicant and assessed by the CHMP on a case by case basis. Typically, the justification should include the major benefits expected and demonstrate that the medicinal product introduces new methods of therapy or improves on existing methods, thereby addressing to a significant extent public health unmet needs. If the CHMP accepts to review a medicinal product under the accelerated assessment procedure, the time limit of 210 days will be reduced to 150 days. It is, however, possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

Irrespective of the related procedure, at the completion of the review period the CHMP will provide a scientific opinion concerning whether or not a marketing authorization should be granted in relation to a medicinal product. This opinion is based on a review of the quality, safety, and efficacy of the product. Within 15 days of the adoption, the EMA will forward its opinion to the European Commission for its decision. Following the opinion of the EMA, the European Commission makes a final decision to grant or not a centralized marketing authorization. The centralized procedure is mandatory for certain types of medicinal products, including orphan medicinal products, medicinal products derived from certain biotechnological processes, advanced therapy medicinal products and medicinal products containing a new active substance for the treatment of certain diseases. This route is optional for certain other products, including medicinal products that are of significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of patients’ health at EU level.

Unlike the centralized authorization procedure, the decentralized marketing authorization procedure requires a separate application to, and leads to separate authorization by, the competent authorities of each EU Member State in which the product is to be marketed. This application process is identical to the application that would be submitted to the EMA for authorization through the centralized procedure and must be completed within 210 days, excluding potential clock-stops, during which the applicant can respond to questions. The reference EU Member State prepares a draft assessment and drafts of the related materials. The other concerned EU Member States must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements will be referred to a coordination group and could thereafter be referred to the EMA, which could result in a decision from the European Commission, binding on all EU Member States.

The mutual recognition procedure is used in order to obtain marketing authorizations in several Member States where the medicinal product in question has already received a marketing authorization in any Member State at the time of application. The holder of a national marketing authorization may submit an application to the competent authority of an EU Member State requesting that this authority recognize the marketing authorization delivered by the competent authority of another EU Member State.

For our products and product candidates that combine drug and device components (‘combination products’), the rules applicable vary depending on the specific combination. If the principal intended action of the product is achieved by the drug, the product is considered a drug that includes a medical device. The entire product is regulated under EU pharmaceutical legislation and must obtain a marketing authorization in the terms explained above. For the device part of the combination, the MAA should include a CE Certificate of Conformity or Declaration of Conformity (for the case of Class I non-sterile, non-measuring, or non-reusable surgical instruments). If the device is not certified but would require notified body involvement to be certified if marketed separately, an opinion from an EU notified body on the conformity of the device with applicable requirements will be required. If, however, the device is co-packaged or obtained separately from the drug product, it must be CE-marked under, and will be governed by, the EU medical devices legislation (Regulation (EU) 2017/745 on medical devices or the previous Directives 90/385/EEC and 93/42/EEC). If the principal intended action in the product is achieved by the medical device (and the action of the drug is only ancillary to that of the device), the entire product is regulated as a medical device and should be CE-marked under the EU medical devices legislation.

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

In the EU, Regulation No 1901/2006 (Pediatric Regulation) requires marketing authorization applications to include the results of all studies performed and details of all information collected in compliance with an EMA-approved Pediatric Investigation Plan (PIP), unless the EMA has granted either, a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. This PIP covers all subsets in a pediatric population. Medicinal products authorized with the results of studies from the agreed PIP included in the product information are eligible for a six-month extension period of qualifying Supplementary Protection Certificates (SPC).

The EU pharmaceutical legislation is currently under review. On April 26, 2023, the European Commission published its proposal to revise the EU pharmaceutical legislation (the “EU pharma package”), consisting of a new Directive and a new Regulation, which would revise and replace the existing general pharmaceutical legislation (Regulation 726/2004 and Directive 2001/83/EC) and the Pediatric Regulation and Regulation (EC) No 141/2000 on orphan medicinal products. In December 2025, the European Parliament and the Council of the European Union reached a provisional agreement on the EU pharma package. Among others, this provisional agreement contemplates certain changes to regulatory exclusivity periods (see in more detail below). The timeframe for the evaluation of an MAA is also expected to be reduced to 180 days (from the current 210 days). The 6-month SPC extension for when the MAA includes the results of all studies conducted in compliance with an agreed PIP is kept. The provisional agreement is still subject to the formal approval by the European Parliament and the Council of the European Union and subsequent publication in the Official Journal of the European Union (“OJEU”), likely to occur in the first or second quarter of 2026. After a transition period, the new legislation is expected to apply from mid-2028.

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

In the EU, medicinal products may be granted orphan designation if it can be established: (a) that they are intended to diagnose, treat or prevent life-threatening or chronically debilitating conditions that affect no more than five in 10,000 people in the EU; or (b) that they are intended to diagnose, treat or prevent life-threatening, seriously debilitating or serious and chronic conditions and that, for economic reasons, would be unlikely to be developed without incentives; and (c) that no satisfactory method of diagnosis, prevention or treatment of the condition concerned exists, or, if such a method exists, the medicinal product would be of significant benefit to those affected by the condition. The application for orphan designation must be submitted to the EMA’s Committee for Orphan Medicinal Products and approved by the European Commission before an application is made for marketing authorization for the product. Once authorized, orphan medicinal product designation entitles an applicant to financial incentives such as reduction of fees or fee waivers. In addition, orphan medicinal products are entitled to ten years of market exclusivity following authorization. During this ten-year period, with a limited number of exceptions, neither the competent authorities of the EU Member States, the EMA, or the European Commission are permitted to accept applications or grant marketing authorization for other similar medicinal products with the same therapeutic indication. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product, if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities, or if the second product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.

As mentioned above, as part of the ongoing review of the EU pharmaceutical legislation, Regulation (EC) No 141/2000 on orphan medicinal products is expected to be repealed and replaced by a new regulation. Under the proposed text, the prevalence criterion of not more than five affected persons per 10,000 is maintained. With the purpose to expedite the orphan designation procedure, the EMA is given powers to itself adopt decisions granting, refusing and transferring an orphan designation. The duration of the market exclusivity will be reduced from the current 10 years to 9 years, except for well-established use orphan products which will benefit from 4 years. Also, “breakthrough orphan medicinal products” (those addressing a disease with no current available medicinal treatment) will benefit from up to 11 years of market exclusivity. The market exclusivity of the orphan medicinal product shall not prevent the submission, validation and assessment of an application for or granting a marketing authorization for a similar medicinal product, where the remainder of the duration of the market exclusivity is less than two years. The period of market exclusivity can be prolonged by an additional 12 months (except for well-established use orphan products) if at least two years before the end of the exclusivity period, the orphan marketing authorization holder obtains a marketing authorization for one or more new therapeutic indications for a different orphan condition. Such a prolongation may be granted twice. As mentioned above, this proposed legislative text is still subject to formal approval.

Data Exclusivity. In the EU, if a marketing authorization is granted for a medicinal product containing a new active substance, that product benefits from eight years of data exclusivity, during which generic marketing authorization applications referring to the data of that product may not be accepted by the regulatory authorities. The product also benefits from 10 years’ market exclusivity during which generic products, even if authorized, may not be placed on the market. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. As part of the review of the EU pharmaceutical legislation mentioned above, changes to regulatory exclusivity periods are expected. The regulatory data protection period is proposed to be kept at eight years, with one additional year of regulatory market protection. Pharmaceutical companies would be eligible for additional one-year periods of regulatory market protection: (i) if the particular product addresses an unmet medical need; (ii) if it contains a new active substance, fulfilling a combination of conditions on comparative clinical trials, clinical trials carried out in several Member States, and the obligation to apply for marketing authorization within 90 days after the submission of the first MAA outside the European Union; (iii) if the company obtains an authorization for one or more new therapeutic indications that bring a significant clinical benefit in comparison with existing therapies. The provisional agreement sets a cap of 11 years on the combined regulatory market protection period. As also mentioned above, this proposed legislative text is still subject to formal approval.

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

Some states have elected not to expand their Medicaid programs to certain individuals with an income of up to 133% of the federal poverty level, as is permitted under the Affordable Care Act. For each state that does not choose to expand its Medicaid program, there may be fewer insured patients overall, which could impact our sales of products and product candidates for which we receive regulatory approval, and our business and financial condition. Where patients receive insurance coverage under Medicaid, manufacturers may be required to pay Medicaid rebates on covered outpatient drugs, a decision that could impact manufacturer revenues.

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

Other legislative changes relating to reimbursement have been adopted in the U.S. since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers. Sequestration is currently set at 2% through the first seven months of fiscal year 2033. As long as these cuts remain in effect, they could adversely impact payment for any products we may commercialize in the future. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

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

On July 4, 2025, the “One Big Beautiful Bill Act,” or OBBBA, was signed into law. The OBBBA is projected to decrease federal health care spending by approximately $1 trillion by reducing Medicaid spending and enrollment and making changes to federal Medicare spending. The law also made changes to ACA marketplace enrollment that are projected to decrease the number of individuals with marketplace coverage. It is unclear if these changes will impact demand for our products.

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

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs. For example, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs, and reform government program reimbursement methodologies for drug products. The federal government has shown substantial interest in taking a variety of measures aimed at lowering U.S. prescription drug prices to align with the lowest prices available for the same drugs in comparably developed nations (so called “most favored nation” pricing). At the state level, some states have passed laws that regulate how manufacturers make the 340B Drug Pricing Program ceiling price available on the market.

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

Different pricing and reimbursement schemes exist in other countries. In the EU, each EU Member State can restrict the range of medicinal products for which its national health insurance system provides reimbursement and can control the prices of medicinal products for human use marketed on its territory. As a result, following receipt of marketing authorization in an EU Member State, through any application route, the applicant is required to engage in pricing discussions and negotiations with the competent pricing authority in the individual EU Member State. The governments of the EU Member States influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some EU Member States operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed upon. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Others adopt a system of reference pricing, basing the price or reimbursement level in their territories either on the pricing and reimbursement levels in other countries or on the pricing and reimbursement levels of medicinal products intended for the same therapeutic indication. Further, some EU Member States approve a specific price for the medicinal product or may instead adopt a system allowing companies to fix their own, but with direct or indirect controls on the profitability of the company placing the medicinal product on the market. The downward pressure on healthcare costs in general, particularly prescription drugs, has become more intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, we may face competition for our product candidates from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

The EU HTA Regulation was adopted on December 13, 2021, and started to apply to all EU Member States from January 12, 2025.

The HTA Regulation provides that EU Member States will be able to use common HTA tools, methodologies, and procedures across the EU and sets the basis for permanent and sustainable cooperation at the EU level for joint clinical assessments. Individual EU Member States will continue to be responsible for drawing conclusions on the overall value of a new health technology for their healthcare system, and pricing and reimbursement decisions.

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

Healthcare Privacy Laws

We may be subject to federal, state, and foreign laws and regulations governing data privacy and security of health information, and the collection, use, disclosure, and protection of health-related and other personal information, including state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws, such as Section 5 of the FTC Act and the Health Breach Notification Rule, many of which differ from each other in significant ways, thus complicating compliance efforts. Compliance with these laws is complex, constantly evolving, and time consuming. Many of these state laws enable a state attorney general to bring actions and provide private rights of action to consumers as enforcement mechanisms. There is also heightened sensitivity around certain types of health information, such as sensitive condition information or the health information of minors, which may be subject to additional protections. Federal regulators, state attorneys general, and plaintiffs’ attorneys, including class action attorneys, have been and will likely continue to be active in this space.

The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. Failure to comply with these laws and regulations could result in government scrutiny and enforcement actions and create liability for us (including the imposition of significant civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our business. We may obtain health information from third parties, such as HCPs who prescribe our products, and research institutions we collaborate with, who are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we or our affiliates or agents knowingly obtain individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

In California, the California Consumer Privacy Act (CCPA) establishes certain requirements for data use and sharing transparency and provides California consumers (as defined in the law) certain rights concerning the use, disclosure, and retention of their personal data and nearly two dozen other states have enacted similar privacy laws or laws that broadly govern consumer data. For additional information, please refer to the risk factor entitled “If we fail to comply with data protection laws and regulations, we could be subject to government enforcement actions, which could include civil or criminal penalties, as well as private litigation and/or adverse publicity, any of which could negatively affect our operating results and business” set forth under the section titled “Risk Factors” in this Annual Report on Form 10-K. Health-specific consumer privacy laws were also passed in multiple states, including Washington and Nevada.

Outside the U.S., the legislative and regulatory landscape for privacy and data security continues to evolve. There has been increased attention to privacy and data security issues that could potentially affect our business, such as the EU General Data Protection Regulation (EU GDPR) and the UK General Data Protection Regulation (UK GDPR), which impose penalties for the most serious breaches of up to EUR 20 million/GBP 17.5 million or 4% of a company’s annual global revenue, whichever is greater. Both the EU and UK GDPR regulate the processing of personal data (including health data from clinical trials) and place certain obligations on the processing of such personal data including ensuring the lawfulness of processing personal data (including obtaining valid consent of the individuals to whom the personal data relates, where applicable), the processing details disclosed to the individuals, the adequacy, relevance and limitation of personal data to what is necessary in relation to the purposes for which they are processed, the sharing of personal data with third parties, the transfer of personal data out of the European Economic Area/UK to third countries including the U.S., contracting requirements (such as with clinical trial sites and vendors), the use of personal data in accordance with individual rights, the security of personal data and cybersecurity incident notifications. Data protection authorities from the different EU Member States and the UK may interpret the GDPR and applicable related national laws differently and impose requirements additional to those provided in the GDPR and that sit alongside the GDPR, as set out under applicable local data protection law. In addition, guidance on implementation and compliance practices may be issued, updated or otherwise revised. Enforcement by EU and UK regulators is generally active, and failure to comply with the GDPR or applicable EU Member State/UK local law may result in fines, amongst other things (such as notices requiring compliance within a certain timeframe). Further, the UK Government recently updated UK data protection law, which may result in changes to our business operations and potentially incur commercial cost.

European/UK data protection laws, including the EU and UK GDPR, generally restrict the transfer of personal data from the European Economic Area (EEA) and UK to the U.S. and most other countries (except those deemed to be adequate by the European Commission/UK Science and Technology Secretary of State as applicable) unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. On July 10, 2023, the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework, enabling personal data to be transferred from the EU to U.S. organizations that are certified under the Data Privacy Framework (DPF). The UK has formally approved multiple mechanisms for transferring UK data overseas: the International Data Transfer Agreement, the International Data Transfer Addendum to the SCCs, and UK binding corporate rules (BCRs), supported by a Transfer Risk Assessment. The UK also recognizes the UK-US Data Bridge for businesses in the U.S. that are certified under the UK Extension to the DPF as a valid transfer mechanism. The UK Information Commissioner’s Office has issued guidance on how to approach undertaking risk assessments for transfers of UK data to non-adequate countries outside the UK.

A failure to transfer EU or UK data under a valid transfer mechanisms could increase exposure to enforcement actions as described above and may affect our business operations and require commercial cost (including potentially limiting our ability to collaborate/work with certain third parties and/or requiring an increase in our data processing capabilities in the EU/UK). Further, the European/UK data protection laws (including laws on data transfers as set out above) may also be updated/revised, accompanied by new guidance and/or judicial/regulatory interpretations, which could entail further impacts on our compliance efforts and increased cost.

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

Corporate Information

We were incorporated under the laws of the state of Delaware on March 19, 2008, under the name New pSivida, Inc. Our predecessor, pSivida Limited, was formed in December 2000 as an Australian company incorporated in Western Australia. We subsequently changed our name to pSivida Corp. in May 2008,to EyePoint Pharmaceuticals, Inc. in March 2018 and EyePoint, Inc. in December 2025. Our principal executive office is located at 480 Pleasant Street, Suite C400, Watertown, Massachusetts 02472, and our telephone number is (617) 926-5000.

Additional Information

Our website address is www.eyepoint.bio. Information contained on, or connected to, our website is not incorporated by reference into this Annual Report on Form 10-K. Copies of this Annual Report on Form 10-K, and our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website under “Investors – Financial Information – SEC Filings” as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR FINANCIAL POSITION AND OUR CAPITAL RESOURCES

We will likely need additional capital to fund our operations. If we are unable to obtain sufficient capital, we will need to curtail and reduce our operations and costs and modify our business strategy.

Our operations have consumed substantial amounts of cash. We are currently financing our operations through the sale of capital stock, the receipt of license fees, royalties, and milestone payments. We are developing DURAVYU™ as a potential six-month sustained delivery treatment for wet AMD and diabetic macular edema (DME). However, we have no expectation of revenues from our research and development programs, including DURAVYU, prior to the successful completion of clinical trials for such programs. Therefore, we have no sufficient historical evidence to assert that it is probable that we will receive sufficient revenues from our product sales to fund operations. As of December 31, 2025, our cash, cash equivalents, and investments in marketable securities totaled $306.1 million. We believe that our cash, cash equivalents and investments in marketable securities will enable us to fund operations into the fourth quarter of 2027 beyond topline Phase 3 data for DURAVYU in wet AMD, expected in 2026. Due to the difficulty and uncertainty associated with the design and implementation of clinical trials, we will continue to assess our cash, cash equivalents, results from investments in marketable securities and future funding requirements. However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations. Actual cash requirements could differ from our projections due to many factors, including, the timing and results of our Phase 3 clinical trials for DURAVYU, additional investments in research and development programs such as EYP-2301, the costs associated with our ongoing discussions with the U.S. government on a negotiated resolution resulting from the U.S. Attorney’s Office for the District of Massachusetts (DOJ) investigation into sales, marketing and promotional practices as pertain to DEXYCU® and the costs associated with compliance with any such negotiated resolution, higher interest rates, inflation, supply shortages, competing technological and market developments, and the costs of any strategic acquisitions and/or development of complementary business opportunities.

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

We have incurred significant losses since our inception and are not profitable. Investment in drug development is highly speculative because it entails substantial upfront operating expenses and significant risk that a product candidate will fail to successfully complete clinical trials, gain regulatory approval or become commercially viable. We continue to incur significant operating expenses due primarily to investments in clinical trials, sales and marketing infrastructure, research and development, and other expenses related to our ongoing operations. For the years ended December 31, 2025 and 2024, we had losses from operations of $243.4 million and $145.9 million, respectively, and net losses of $232.0 million and $130.9 million, respectively, and we had a total accumulated deficit of $1,105.0 million at December 31, 2025.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will continue to be significant if, and as, we:

•
continue the research and pre-clinical and clinical development of our product candidates, including DURAVYU and EYP-2301;

•
initiate additional pre-clinical studies, clinical trials, or other studies or trials for DURAVYU, EYP-2301, and our other product candidates;
•
add additional operational, financial and management information systems, and personnel, including personnel to support our development and commercialization planning efforts;
•
comply with the terms of a settlement agreement and corporate integrity agreement in connection with a final negotiated resolution with the U.S. government related to the DOJ investigation;
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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary for, the manufacture and commercialization of our product candidates, including DURAVYU. To become and remain profitable, we must succeed in developing and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing pre-clinical testing and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates, manufacturing, marketing, and selling any products for which we or our licensees may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. We do not know the extent to which any of our product candidates, including DURAVYU, if approved, will generate significant revenue for us, if at all. We may never succeed in these activities and, even if we do, we may never generate revenues significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to accurately project when or if we will be able to achieve profitability from operations. Even if we do so, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings, or even continue our operations. Our ability to generate revenue from our future products and product candidates will depend on a number of factors, including:

•
the effectiveness and timeliness of our preclinical studies and clinical trials, and the usefulness of the data;
•
our ability to create an effective commercial infrastructure and enter into, and maintain, agreements for the commercialization of DURAVYU and our other product candidates;
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
•
the sufficiency of our existing cash resources will enable us to fund operations into the fourth quarter of 2027;
•
our access to needed capital;
•
our success in establishing a commercially viable price for our product candidates;
•
our ability to manufacture commercial quantities of our product candidates at acceptable cost levels; and
•
our ability to obtain coverage and adequate reimbursement from third parties, including government payors.

If we are unable to reach a final negotiated resolution with the U.S. government related to the DOJ investigation, the DOJ may commence an action against us, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, even if we finalize a negotiated resolution, we may be required to expend significant additional financial and managerial resources to comply with such agreements, including a corporate integrity agreement.

As previously reported, in August 2022, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts (DOJ), seeking production of documents related to sales, marketing, and promotional practices, including as pertain to DEXYCU®, which we commercialized from 2019 to 2023.

We have been cooperating fully with the government in connection with this matter, which stems from a sealed qui tam complaint filed in the U.S. District Court for the District of Massachusetts. The DOJ investigation relates to the False Claims Act and the Anti-Kickback Statute, and has focused on certain of our sales, marketing and promotional practices, including sampling practices, as pertain to DEXYCU during the period for which we commercialized this product.

As previously disclosed, we have been in discussions with the DOJ regarding a possible negotiated resolution. In the first quarter of 2026, we reached an agreement in principle with the DOJ to settle these matters for an payment of approximately $4.7 million plus interest (exclusive of attorneys’ fees payable by us to counsel for relators in the qui tam action which are expected to be at or about $0.2 million), with such agreement in principle subject to our reaching an agreement in principle with the Office of Inspector General of the Department of Health and Human Services (HHS). On February 26, 2026, we reached an agreement in principle with HHS to resolve matters related to the DOJ investigation on terms to include us entering into a corporate integrity agreement and HHS agreeing not to seek our exclusion from participation in Medicare, Medicaid, or other federal health care programs.

The agreements in principle are subject to negotiation, completion and execution of appropriate documents resolving these matters, including a settlement agreement and a corporate integrity agreement, which are expected to be finalized in the first half of 2026, and the final approval of the respective parties. There is no guarantee that we will be able to reach final agreement with DOJ or HHS. If we are not able to conclude a final resolution with the U.S. government, the DOJ may elect to proceed against us and seek damages in excess of the agreed in principle settlement amount. These proceedings could lead to material fines, penalties, damages, and liabilities which could be substantial, as well as other material sanctions, and we would expect to incur significant costs in connection with such enforcement action and proceedings, regardless of the outcome. If any or all of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

We have also expended and may continue to expend significant financial and managerial resources responding to the DOJ subpoena and engaging in discussions with the U.S. government regarding a possible negotiated settlement. Even if we are able to reach a binding negotiated settlement with the U.S. government, compliance with the terms of any such final settlement documents (including a corporate integrity agreement) could impose significant costs and operational burdens on our business. If we fail to comply with any such final settlement documents, the U.S. government may seek to impose substantial monetary penalties, exclude us from Medicare, Medicaid, and other federal healthcare programs, and/or bring other charges or seek other remedies against us, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, any such settlement may cause other governmental agencies to initiate investigations or proceedings, or may cause private parties such as stockholders, to threaten or initiate litigation, any of which could result in substantial and material fines, penalties, damages, expenses and/or liabilities, divert management’s attention from other business concerns and have a material adverse effect on our business, results of operations and financial condition. We may also be subject to negative publicity related to these matters that could harm our business and reputation, result in employee attrition and negatively impact our stock price.

We will need to raise additional capital in the future, which may not be available on favorable terms and may be dilutive to stockholders or impose operational restrictions.

We will need to raise additional capital in the future to help fund the development and commercialization of DURAVYU and our other product candidates, if approved. The amount of additional capital we will require will be influenced by many factors, including, but not limited to:

•
our clinical development plans for DURAVYU for the treatment of wet AMD and DME and our other product candidates, including EYP-2301;
•
the outcome, timing and cost of the regulatory approval process for DURAVYU and our other product candidates, including the potential for the FDA (and other equivalent foreign regulatory bodies) to require that we perform more studies and clinical trials than those we currently expect;

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
•
our views on the availability, timing and desirability of raising capital; and
•
the costs associated with any settlement documents with the U.S. government related to the DOJ investigation, including a corporate integrity agreement.

We do not know if additional capital will be available to us when needed or on terms favorable to us or our stockholders. Collaboration, licensing or other commercial agreements may not be available on favorable terms, or at all. If we seek to sell our equity securities under our at-the-market (ATM) program or in another offering, we do not know whether and to what extent we will be able to do so, or on what terms. Further, the rules and regulations of the Nasdaq Stock Market LLC, (Nasdaq), require us to obtain stockholder approval for sales of our equity securities under certain circumstances, which could delay or prevent us from raising additional capital from such sales. Also, the state of the economy and financial and credit markets at the time or times we seek any additional financing may make it more difficult or more expensive to obtain. If available, additional equity financing may be dilutive to stockholders, debt financing may involve restrictive covenants or other unfavorable terms and dilute our existing stockholders’ equity, and funding through collaboration, licensing or other commercial agreements may be on unfavorable terms, including requiring us to relinquish rights to certain of our technologies or products. If adequate financing is not available if and when needed, we may delay, reduce the scope of, or eliminate research or development programs, postpone or cancel the pursuit of product candidates such as DURAVYU, including pre-clinical and clinical trials and new business opportunities, or other new products, if any, reduce staff and operating costs, or otherwise significantly curtail our operations to reduce our cash requirements and extend our capital.

Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

As of December 31, 2025, we had U.S. net operating loss (NOL) carryforwards of approximately $407.2 million for U.S. federal income tax and approximately $415.0 million for state income tax purposes available to offset future taxable income, and U.S. federal and state research and development tax credits of approximately $18.3 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended. Certain of our U.S. NOL carryforwards began to expiring in 2025 to the extent not utilized. Our state net operating loss carry forwards will expire between 2033 and 2040, and our U.S. federal and state research and development tax credit carry forwards expire at various dates between calendar years 2025 and 2040.

Our U.S. NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities particularly if they are subject to annual limitations on their use. Under Section 382, and corresponding provisions of U.S. state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change U.S. NOLs and other pre-change tax attributes, such as research and development tax credits, to offset its post-change income may be limited. The latest analysis performed under Section 382, performed through December 31, 2023, confirmed that the exercise of certain warrants in late September 2018 resulted in a greater than 50% cumulative ownership change, which will cause annual limitations on the use of our then existing NOL balances and other pre-change tax attributes. As a result, if we earn net taxable income in future periods, our ability to use our pre-change U.S. NOL carryforwards to offset U.S. federal taxable income will be subject to limitations, which could potentially result in increased future tax liabilities to us.

In addition, we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, including through completed or contemplated financings, some of which may be outside of our control. If we determine that a future ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it could harm our future operating results by increasing our future tax obligations.

RISKS RELATED TO THE CLINICAL DEVELOPMENT AND REGULATORY APPROVAL OF OUR PRODUCT CANDIDATES

We are substantially dependent on success of our lead product candidate, DURAVYU, which is currently in the clinical development stage. If we are unable to complete development of, obtain regulatory approval for and commercialize DURAVYU in one or more indications and in a timely manner, our business, financial condition, results of operations and prospects will be significantly harmed.

Our business and future success depends heavily on our ability to successfully develop, obtain regulatory approval for and successfully commercialize our lead product candidate, DURAVYU, which is currently in Phase 3 global, clinical trials for wet AMD and DME. DURAVYU is our only product candidate in late-stage clinical development and we expect that a substantial portion of our efforts and expenses over the coming years will be devoted to the continued development of DURAVYU. If such clinical trials fail to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory authorities or do not otherwise produce clear or favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of DURAVYU. We cannot accurately predict when or if any DURAVYU will prove effective or safe in humans or whether it will receive marketing approval or reach successful commercialization. If we are unable to complete clinical development and obtain regulatory approval for DURAVYU in one or more indications and in a timely manner, our business, financial condition, results of operations and prospects will be significantly harmed.

Further, in the event DURAVYU is approved for marketing but does not gain an adequate level of acceptance among physicians, patients and third parties, we may not generate significant product revenues or become profitable. Market acceptance by physicians, patients and third party payors of DURAVYU or other products we may commercialize in the future will depend on a number of factors, some of which are beyond our control, including:

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

For example, even if DURAVYU gains approval by the FDA, physicians and patients may not immediately be receptive to it and may be slow to adopt it. If DURAVYU does not achieve an adequate level of acceptance among physicians, patients and third party payors, we may not generate meaningful revenues from DURAVYU and we may not become profitable.

The outcomes of clinical trials are uncertain, and delays in the completion of or the termination of any clinical trial of DURAVYU or our other product candidates could harm our business, financial condition, and prospects.

Our research and development program for our lead product candidate, DURAVYU, and certain of our other product candidates, are still in development. We must demonstrate DURAVYU’s and our other product candidates’ safety and efficacy in humans through extensive clinical testing. Such testing is expensive and time-consuming and requires specialized knowledge and expertise.

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

•
failure of trials to demonstrate safety and efficacy;
•
decisions not to pursue development of product candidates due to pre-clinical or clinical trial results or market factors;
•
lack of sufficient funding;

•
failure to reach agreement with the FDA or meet the requirements of other regulatory agencies for clinical trial design or scope of the development program;
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
•
delays or failures in obtaining required IRB approval and ethics committee's opinion;
•
inability to obtain supplies and/or to manufacture sufficient quantities of materials for use in clinical trials, including vorolanib;
•
our inability to manufacture DURAVYU to scale, necessary to execute our Phase 3 clinical trials in an acceptable time period;
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

We, the FDA, other regulatory authorities outside the United States, or an IRB may suspend a clinical trial at any time for various reasons, including if it appears that the clinical trial is exposing participants to unacceptable health risks or if the FDA or one or more other regulatory authorities outside the United States find deficiencies in our investigational new drug application or similar application outside the United States or the conduct of the trial. If we experience delays in the completion of, or the termination of, any clinical trial of any of our product candidates, including DURAVYU, the commercial prospects of such product candidate will be harmed, and our ability to generate product revenues from such product candidate will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition, results of operations, cash flows and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Disruptions at the FDA, including due to a reduction in the FDA’s workforce and/or inadequate funding for the FDA, could prevent the FDA from performing normal functions on which our business relies, which could negatively impact our business.

The ability of the FDA to review and approve new products or review other regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget and funding levels, a reduction in the FDA’s workforce and its ability to hire and retain key personnel. Disruptions at the FDA and other agencies may also increase the time to meet with and receive agency feedback, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or take other actions that facilitate the development, approval and marketing of regulated products, which would adversely affect our business. In addition, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. It is unclear how actions by the administration or other parts of the federal government will impact the FDA or other regulatory authorities that oversee our business. Significant strain on the FDA’s ability to approve regulatory submissions could have a direct impact on the Company if the approval process for DURAVYU, which is currently in Phase 3 global clinical trials for wet AMD and DME, is delayed. Further, budgetary pressures may reduce the FDA’s ability to perform its responsibilities. If a significant reduction in the FDA’s workforce occurs, the FDA’s budget is significantly reduced or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development or marketing of our products if approved, which could have a material adverse effect on our business.

Clinical trial results may fail to support continued clinical investigations and/or approval of DURAVYU or our other product candidates.

Even if our clinical trials are successfully completed as planned, the results may not support approval of DURAVYU or our other product candidates under the laws and regulations of the FDA or other regulatory authorities outside the United States. The clinical trial process may fail to demonstrate that our product candidates are both safe and effective for their intended uses. Pre-clinical and clinical data and analyses are often able to be interpreted in different ways. Even if we view our results favorably, if a regulatory authority has a different view, we may still fail to obtain regulatory approval of our product candidates. This, in turn, would significantly adversely affect our business prospects.

Interim, top-line, initial and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to confirmation, audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, top-line, initial or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. When reporting interim, top-line, initial or preliminary data from an ongoing trial, we may make assumptions, estimations, calculations and conclusions as part of our analyses of data, and may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, top-line, initial or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, top-line, initial and preliminary data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim, top-line, initial and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim, top-line, initial or preliminary data we previously published. As a result, interim, top-line, initial and preliminary data should be viewed with caution until the final data are available. Adverse differences between interim, top-line, initial or preliminary data and final data could significantly harm our business prospectus and may cause the price of our common stock to fluctuate or decline.

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

We may expend significant resources to pursue our lead product candidate, DURAVYU for the potential treatment of wet AMD and DME and fail to capitalize on the potential of DURAVYU, or our other product candidates, for the potential treatment of other indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates for specific indications. Specifically, with regard to DURAVYU, we have focused our efforts on the treatment of wet AMD and DME. As a result, we may forego or delay pursuit of opportunities with DURAVYU or other product candidates for the treatment of other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. Furthermore, until such time as we are able to build a broader product candidate pipeline, if ever, any adverse developments with respect to our leading product candidate, DURAVYU, would have a more significant adverse effect on our overall business than if we maintained a broader portfolio of product candidates.

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

Results from pre-clinical testing, early clinical trials, prior clinical trials, investigator-sponsored studies, and other data and information often do not accurately predict final pivotal clinical trial results. DURAVYU relies on vorolanib as its active pharmaceutical agent. Vorolanib is a small molecule tyrosine kinase inhibitor (“TKI”) that has been previously studied by Tyrogenex in Phase 1 and 2 clinical trials as an orally delivered therapy for the treatment of wet AMD. The Phase 2 clinical trial was discontinued due to systemic toxicity. There can be no assurance that such systemic toxicities will not occur in our clinical trial for DURAVYU. In addition, data from one pivotal clinical trial may not be predictive of the results of other pivotal clinical trials for the same product candidate, even if the trial designs are the same or similar. Further, as of now, TKIs have not yet been approved, and there is no guarantee of approval, for use in the field of Ophthalmology. Data obtained from pre-clinical studies and clinical trials are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Adverse side effects may be observed in clinical trials that delay, limit or prevent regulatory approval, and even after a product candidate has received marketing approval, the emergence of adverse side effects in more widespread clinical practice may cause the product’s regulatory approval to be limited or even rescinded. Additional trials necessary for approval may not be undertaken or may ultimately fail to establish the safety and efficacy of our product candidates.

In addition, while the clinical trials of our product candidates, including our lead product candidate, DURAVYU, are designed based on the available relevant information, in view of the uncertainties inherent in drug development, such clinical trials may not be designed with a focus on indications, patient populations, dosing regimens, safety or efficacy parameters or other variables that will provide the necessary safety and efficacy data to support regulatory approval to commercialize the product. In addition, the methods we select to assess particular safety or efficacy parameters may not yield statistically significant results regarding our product candidates’ effects on patients. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval.

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of our product candidates.

Identifying and qualifying patients to participate in clinical trials of our product candidates, including DURAVYU, is critical to our success. The timing of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing our product candidates. If patients are unwilling to participate in our trials because of negative publicity from adverse events in the biotechnology industries, public perception of vaccine safety issues or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether.

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
•
the sufficiency of our existing cash into the fourth quarter of 2027;
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

Our product candidates, if approved and commercialized, may become subject to unfavorable pricing regulations, third-party reimbursement practices, or healthcare reform initiatives which could harm our business.

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

Federal law also requires that a company that participates in the Medicaid Drug Rebate program report average sales price, or ASP, information each quarter to CMS for certain categories of drugs that are paid under the Medicare Part B program. Manufacturers are required to report the average sales price for certain drugs under the Medicare program regardless of whether they participate in the Medicaid Drug Rebate Program. Manufacturers calculate the ASP based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS may use these submissions to determine payment rates for drugs under Medicare Part B. Manufacturers are required to pay refunds to Medicare for single source drugs or biologicals, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages, for units of discarded drug reimbursed by Medicare Part B in excess of 10 percent of total allowed charges under Medicare Part B for that drug. Manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125 percent of the refund amount.

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

If we commercialize any future products, we may have reporting and other obligations under the Medicaid Drug Rebate Program, Medicare Part B, the 340B program, and the VA/FSS program, which are described in the risk factor entitled “Our products and product candidates, if approved and commercialized, may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives which could harm our business.” Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. In the case of Medicaid pricing data, if we become aware that our reporting for a prior period was incorrect or has changed as a result of a recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data were originally due. Such restatements and recalculations will increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program and may require us to offer refunds to covered entities.

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

We were advised by the FDA to show diligence and enroll at least one patient in the protocolled trial before submitting a new Deferral Extension Request. We submitted a pediatric study protocol to the FDA as required. We have identified clinical sites and continued study start-up activities with dosing of a first patient in January 2022. In February 2022, we requested a PREA Deferral Extension because of the unavoidable delays in this program due, among other things, to the Pandemic. In June 2025, a deferral extension to complete the study was granted by the FDA, extending the study deadline to June 2027. As of December 31, 2025, the study remains ongoing.

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

In addition, manufacturers of drug products and their facilities are subject to payment of substantial user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and adherence to commitments made in the NDA. In the event our product candidates are successful, we will also need to comply with some of the FDA’s manufacturing regulations for devices. We and our third-party providers are generally required to maintain compliance with cGMP and other stringent requirements and are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm such compliance. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection could significantly impair our ability to commercialize our products. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional oversight and reporting requirements if we become subject to a corporate integrity agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. For example, see “1A- Risk Factors – If we are unable to reach a final negotiated resolution with the U.S. government related to the DOJ investigation, the DOJ may commence an action against us, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, even if we finalize a negotiated resolution, we may be required to expend significant additional financial and managerial resources to comply with such agreement.”

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates in the U.S. and generate revenues, which would have a material adverse effect on our business, financial condition, and results of operations.

If the market opportunities for our product candidates, including DURAVYU, are smaller than we believe they are, our results of operations may be adversely affected and our business may suffer.

We focus our research and product development primarily on treatments for eye diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our products and product candidates, such as our projections of the number of patients with wet AMD and DME who may benefit from treatment with DURAVYU if it is approved for use, are based on estimates. These estimates may prove to be incorrect and new studies or clinical trials may change the estimated incidence or prevalence of these diseases. The number of patients in the U.S. and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. For example, we are developing our leading product candidate, DURAVYU, for the treatment of wet AMD. Although we believe wet AMD is a common condition and a leading cause of vision loss for people age 50 and older, our estimates of the potential market opportunity for DURAVYU may be incorrect.

If any of our product candidates have newly discovered or developed safety problems, our business would be seriously harmed.

All of our approved products are and will be subject to continued oversight by the FDA or other foreign regulatory bodies, and we cannot assure you that newly discovered or developed safety issues will not arise. Although there were no reported DURAVYU-related ocular or systematic serious adverse events (SAEs) in our Phase 2 clinical data, we cannot rule out that issues may arise in the future. For example, with the use of any newly marketed drug by a wider patient population, serious adverse events may occur from time to time that initially do not appear to relate to the drug itself. If such events are subsequently associated with the drug, or if any other safety issue emerges, we or our collaboration partners may voluntarily, or FDA or other regulatory authorities may require that we suspend or cease marketing of our approved products, or modify how we or they market our approved products. In addition, newly discovered safety issues may subject us to substantial potential liabilities and adversely affect our financial condition and business.

The Affordable Care Act and any changes in healthcare laws may increase the difficulty and cost for us to commercialize our future products in the U.S. and affect the prices we may obtain.

The U.S. and state governments have enacted and proposed legislative and regulatory changes affecting the healthcare system The U.S. and state governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription products.

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
•
a manufacturer discount program, in which manufacturers are, in general, required to provide a 10% discount on a covered Part D drug where a beneficiary is in the initial phase of Part D coverage and a 20% discount where a beneficiary is in the catastrophic phase of Part D coverage;
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

We also expect that the Affordable Care Act, as well as other healthcare reform measures that have been adopted and that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for our approved products in the U.S., and could seriously harm our future revenues. For instance, OBBBA is projected to decrease federal health care spending by approximately $1 trillion by reducing Medicaid spending and enrollment and making changes to federal Medicare spending. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenues, attain profitability, or successfully commercialize our approved products in the U.S.

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

We previously maintained various patient support programs, including assistance programs that provided no-charge product to certain patients who met certain financial eligibility requirements or provided copay assistance to commercially-insured patients. We also made donations to independent third-party charities that provide financial assistance, including premium or copay assistance, to certain financially needy patients. Recently, there has been enhanced scrutiny of such company-sponsored and supported programs. If we, our vendors or donation recipients, are deemed to have failed to comply with relevant laws, regulations or government guidance in any of these areas, we could be subject to criminal and civil sanctions, including significant fines, civil monetary penalties and exclusion from participation in government healthcare programs, including Medicare and Medicaid, and burdensome remediation measures. Actions could also be brought against executives overseeing our business or other employees. For example, see “1A- Risk Factors – If we are unable to reach a final negotiated resolution with the U.S. government related to the DOJ investigation, the DOJ may commence an action against us, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, even if we finalize a negotiated resolution, we may be required to expend significant additional financial and managerial resources to comply with such agreement.”

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

Many of our competitors and potential competitors for our leading product candidate, DURAVYU, and our commercialized products have substantially greater financial, technological, research and development, marketing, and personnel resources than we do. Our competitors may succeed in developing alternate technologies and products that, in comparison to the product candidates we have, and are seeking to, develop:

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

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit manufacturing or commercialization of new product candidates that we may develop and commercialize, including DURAVYU.

We face the risk of product liability exposure pursuant to our manufacturing for our commercialization partners and other product candidates that we may develop and commercialize. We also may face product liability claims from patients who are treated with any of our product candidates in clinical trials. If we cannot successfully defend ourselves against claims that our products or product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•
injury to our reputation and significant negative media attention;
•
termination of clinical trial sites or entire trial programs that we conduct in the future relating to DURAVYU or our other product candidates;
•
withdrawal of clinical trial participants from any future clinical trial relating to DURAVYU, and EYP-2301 or our other product candidates;
•
significant costs to defend the related litigation;
•
substantial money awards to patients;
•
loss of revenue;
•
diversion of management and scientific resources from our business operations; and
•
an increase in product liability insurance premiums or an inability to maintain product liability insurance coverage.

We currently carry product liability insurance with coverage up to $30.0 million in the aggregate, with a per incident limit of $30.0 million, which may not be adequate to cover all liabilities that we may incur. Further, we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Our inability to maintain sufficient product liability insurance at an acceptable cost could prevent or inhibit and our ability to meet our obligations to our commercialization partners, or could prevent or inhibit the development and commercialization of our other product candidates, including DURAVYU.

Additionally, any agreements we have entered into, or we may enter into. in the future with collaborators in connection with the development or commercialization of DURAVYU or any of our other product candidates, may entitle us to indemnification against product liability losses, but such indemnification may not be available or adequate should any claim arise. In addition, several of our agreements require us to indemnify third parties and these indemnification obligations may exceed the coverage under our product liability insurance policy.

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

As of March 1, 2024, we owned proprietary know-how and several patents and pending applications, including patents and pending applications covering our Durasert®, DURAVYU and other technologies. With respect to these patent rights, we do not know whether any of our patent applications will result in issued patents or, if any of our patent applications do issue, whether such patents will protect our technology in whole or in part, or whether such patents will effectively prevent others from commercializing competitive technologies and products. There is no guarantee that any of our issued or granted patents will not later be found invalid or unenforceable. Furthermore, since patent applications in the U.S. and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications. For applications with an effective filing date before March 16, 2013, or patents issuing from such applications, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. As of March 16, 2013, the U.S. transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. The change to “first-to-file” from “first-to-invent” is one of the changes to the patent laws of the U.S. resulting from the AIA.

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

We expect to rely on trademarks as one means to distinguish any of our approved products from the products of our competitors. We have received registrations for EYEPOINT®, YUTIQ®, DEXYCU®, DELIVERING INNOVATION TO THE EYE®, and WITH AN EYE ON PATIENTS®. ILUVIEN® is ANI Pharmaceuticals, Inc.’s trademark. The reports we file or furnish with the SEC, including this Annual Report on Form 10-K, also contain trademarks, trade names and service marks of other companies, which are the property of their respective owners.

RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES

The development and commercialization of our lead product candidate, DURAVYU, is dependent on intellectual property we license from Equinox Science and active pharmaceutical ingredient (API) supply of vorolanib. If we breach our agreement with Equinox Science, or the agreement is terminated, we could lose license rights that are material to our business.

Pursuant to our license agreement with Equinox, we acquired exclusive rights to patents, patent applications and know-how owned or controlled by Equinox relating to the compound vorolanib, a tyrosine kinase inhibitor. Our lead product candidate, DURAVYU, utilizes vorolanib in combination with our proprietary Durasert E™ sustained release technology. Our license agreement with Equinox imposes various development, regulatory, commercial, financial, and other obligations on us. If we fail to comply with our obligations under the agreement with Equinox, or otherwise materially breach the agreement with Equinox, and fail to remedy such failure or cure such breach within 90 days, Equinox will have the right to terminate the agreement. If our agreement with

Equinox is terminated by Equinox for our uncured material breach, we would lose our license and all rights to the use of vorolanib, from Equinox, for DURAVYU. The loss of the license from Equinox could prevent us from developing and commercializing DURAVYU and could subject us to claims of breach of contract and patent infringement from Equinox if any continued research, development, manufacture or commercialization of DURAVYU is covered by the affected patents. Accordingly, the loss of our license from Equinox would materially harm our business.

The development and commercialization of our lead product candidate, DURAVYU, is dependent on our supply of API vorolanib, which we currently source from a sole supplier. We intend to negotiate and enter into a commercial supply agreement for vorolanib. If we are unable to enter into a long-term arrangement with a manufacturer or the manufacturer we rely upon fails to supply vorolanib in the amounts we require on a timely basis, or fails to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may be unable to meet demand for our products and may lose potential revenues.

We currently source vorolanib, the API in DURAVYU, from a sole supplier. We also source various raw materials and components for both DURAVYU and its injector from third-party vendors. We do not manufacture any of our supply of vorolanib, and we do not currently plan to develop any capacity to do so. Our dependence upon third parties for the manufacture of our vorolanib could adversely affect our profit margins or our ability to develop and deliver products on a timely and competitive basis. In due course, we plan to negotiate a commercial supply agreement for vorolanib. If for any reason we are unable to obtain or retain third-party manufacturers on commercially acceptable terms, we may not be able to sell DURAVYU as planned. Furthermore, if we encounter delays or difficulties with manufacturers in producing vorolanib, the distribution, marketing and subsequent sales of DURAVYU could be adversely affected. A long-term inability to meet demand for our products could result in impairment of our brands overall future and the carrying value of the assets associated with our brands.

If our Contract Research Organizations (CROs), Contract Manufacturing Organizations (CMOs), Contract Development Manufacturing Organizations (CDMOs), vendors, and investigators do not successfully carry out their responsibilities or if we lose our relationships with them, our development efforts with respect to our product candidates could be delayed.

We are dependent on CROs, CMOs, CDMOs, vendors, and investigators for pre-clinical testing and clinical trials related to our product development programs, including for DURAVYU and other product candidates. These parties are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. If they do not timely fulfill their responsibilities or if their performance is inadequate, the development, and commercialization of our product candidates could be delayed.

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

In addition, any facilities located outside the United States (U.S.) that are used by us or by our CMOs or CDMOs to manufacture, test, and optimize our product candidates will be subject to various regulatory requirements of the jurisdiction in which they are located and in addition be subject to trade laws and regulations of the U.S. that may restrict our ability to continue to utilize certain CMOs or CDMOs. Foreign CMOs or CDMOs may be subject to U.S. legislation or investigations, including the BIOSECURE Act, sanctions, trade restrictions, and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials, have an adverse effect on our clinical drug development efforts and could adversely affect our financial condition and business prospects. For example, we currently engage with WuXi Apptec (WuXi), to perform certain process development, manufacturing, and testing associated with one of our product candidates, EYP-2301. WuXi had been initially identified as a "company of concern" in the proposed BIOSECURE Act, which may have restricted WuXi’s business in the U.S. or the ability of businesses in the U.S. to conduct business with WuXi. The BIOSECURE Act was signed into law on December 18, 2025 and while WuXi is not currently listed as a "company of concern", such a designation is still under consideration by other governmental departments.

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

We use our own facility for the manufacturing of YUTIQ® and rely on third party suppliers for key components, and any disruptions to our or our suppliers’ operations could adversely affect YUTIQ®’s commercial viability and our ability to supply YUTIQ® to Ocumension.

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

On July 12, 2024, we received a warning letter from the FDA (“Warning Letter”), citing alleged violations of current good manufacturing practice (CGMP) requirements in connection with the February 2024 FDA inspection at the Watertown facility and the associated February 2024 Form FDA-483, specifically related to the manufacturing of YUTIQ®. The Warning Letter does not represent a final FDA determination of compliance. The Warning Letter requires that we implement certain corrective and preventive actions, including improvements to the process by which we investigate unexplained discrepancies, the implementation of additional written procedures for production and process control, and the adoption of additional control procedures to monitor the output and to validate the performance of manufacturing processes. Addressing FDA observations and advancing quality initiatives are key priorities for the Company, and the Company has implemented and plans to further implement improvements to strengthen quality and sustainable compliance. We responded to the FDA on August 1, 2024 and provided follow-up communications during 2025. We anticipate final response confirming completion of all corrective actions to be submitted during the first half of 2026. Based on current information, we believe the supply of YUTIQ® for exportation to China will not be affected as a result of the Warning Letter. However, if we are unable to remediate the findings to the FDA’s satisfaction, we may face additional consequences including an inability to satisfy our obligations under our supply agreements with Ocumension and possible FDA regulatory or legal actions. Notwithstanding, based on current information, we believe our other products in development, including DURAVYU, are not impacted by this regulatory action.

Our manufacturing operations currently depend on our Watertown, MA and Northbridge, MA facilities. If either location is destroyed or out of operation, our business may be adversely impacted.

We currently conduct our manufacturing operations related to YUTIQ® in our facility located in Watertown, MA. If regulatory, manufacturing or other problems, require us to suspend or discontinue production at our Watertown, MA facility, we will not be able to have or maintain adequate commercial supply of YUTIQ®, which would adversely impact our business. On January 23, 2023, the Company entered into a lease agreement for its new standalone manufacturing facility, including office and lab space located at 600 Commerce Drive, Northbridge, Massachusetts. The facility is Good Manufacturing Practice (GMP) compliant to meet U.S. FDA and European Medicines Agency (EMA) standards and support DURAVYU’s clinical supply and commercial readiness upon regulatory approval. In addition, the building has the capacity and capabilities to support our commercial business and expanding pipeline. If either facility or the equipment in it is significantly damaged or destroyed by fire, flood, power loss, or similar events, we may not be able to quickly or inexpensively replace such facility. In the event of a temporary or protracted loss of either facility or equipment, we might not be able to transfer manufacturing to a third party. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with necessary regulatory requirements.

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

Although we have adopted a Code of Business Conduct to govern and deter such behaviors, it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations. For example, see “1A- Risk Factors – If we are unable to reach a final negotiated resolution with the U.S. government related to the DOJ investigation, the DOJ may commence an action against us, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, even if we finalize a negotiated resolution, we may be required to expend significant additional financial and managerial resources to comply with such agreement.”

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
•
the duration, scope, and outcome of any governmental inquiries or investigations, including the ongoing DOJ investigation for which we are seeking a final negotiated resolution;
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

A small concentration of approximately ten stockholders beneficially own 62% of our total outstanding common stock, which gives certain stockholders significant control over matters subject to stockholder approval, which would prevent new investors from influencing significant corporate decisions.

Approximately ten stockholders beneficially own an aggregate of 62% of our outstanding shares of common stock, as of February 27, 2026. These stockholders have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors, and any merger, consolidation or sale of all or substantially all of our assets. In addition, the concentration of voting power in these certain stockholders may: (i) delay, defer or prevent a change in control; (ii) entrench our management and Board; or (iii) delay or prevent a merger, consolidation, takeover, or other business combination involving us on terms that other stockholders may desire.

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

Development and commercialization of our product candidate strategies will require additional managerial, operational, sales, marketing, financial, and other resources. Our current management, personnel, and systems may not be adequate to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, employee turnover, and reduced productivity. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. Future growth would impose significant added responsibilities on members of management, including:

•
overseeing our clinical trials for DURAVYU effectively;
•
identifying, recruiting, maintaining, motivating and integrating additional employees, including any research and development personnel engaged in our clinical trials for DURAVYU;
•
establishing a commercial information to support our potential commercialization of DURAVYU, if approved; and
•
managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties; and improving our managerial, development, operational and financial systems, and procedures.

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

Despite the implementation of security measures, our internal computer systems and those of third parties with which we interact, including our contractors and consultants, are vulnerable to unauthorized access. Cybersecurity incidents may involve social engineering/phishing, cyber-attacks (including ransomware, malware attacks, unauthorized access attempts, and denial of service and other unintentional intrusions or malicious cyber-attacks), cyber extortion or other fraudulent schemes, or attempts to exploit vulnerabilities, or may be predicated by natural disasters, terrorism, war and telecommunication and electrical failures. Cybersecurity incidents or significant disruptions may be caused intentionally or unintentionally by persons inside or outside our organization. The risk of a cybersecurity incident or significant disruption to our computer systems and those on which we rely, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Despite our efforts and the ever-changing threat landscape, the possibility of these events occurring cannot be eliminated entirely and there can be no assurance that any measures we take will prevent cyber-attacks or security breaches that could adversely affect our business. Further, adoption of artificial intelligence (“AI”) tools by us or by third parties may pose new cybersecurity challenges. Threat actors may use AI tools to automate and enhance cybersecurity attacks against us. We use software and platforms designed to detect such cybersecurity threats, including AI-based tools, but these threats could become more sophisticated and harder to detect and counteract, which may pose significant risks to our data security and systems.

As part of our business, we and our vendors and other third parties with whom we interact maintain large amounts of confidential information, including non-public personal information on patients and our employees. A cybersecurity incident or significant disruption to our computer systems or those on which we rely could result in compromise of, or unauthorized access to or acquisition of, proprietary, confidential, or personal information collected in the course of conducting our business; potential regulatory actions or increased regulatory scrutiny; litigation, including material claims for damages, interruption to our operations; significant remediation expenses; increased cybersecurity protection and insurance costs; misstated financial reports, damage to our reputation; or otherwise have a material adverse effect on our business, financial condition and operating results. In addition, the cost and operational consequences of responding to a cybersecurity incident and implementing remediation measures could be significant. We rely on third party vendors and service providers to support various aspects of our business operations. However, these third parties may pose risks related to data security, compliance, and contractual obligations. A breach or failure by a third party to adequately protect our data could have adverse consequences for our business and reputation.

We have information security policies and systems in place designed to prevent unauthorized access to, use, or disclosure of confidential information, including non-public personal information, but there can be no assurance that such access, use, or disclosure will not occur, or that a court or regulator will agree that the measures we have put in place are reasonable, appropriate, or adequate. And as increased regulatory compliance for cybersecurity protocols and disclosures are required or expected by regulatory authorities, there is no guarantee that the increased amount of resources, both time and expense, will not adversely affect our business. Furthermore, while we may be entitled to damages if our third-party service providers or other business partners fail to satisfy their security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. While we have obtained cybersecurity insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses. Moreover, as cyber attacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as adequate for our operations in the future.

If we fail to comply with data protection laws and regulations, we could be subject to government enforcement actions, which could include civil or criminal penalties, as well as private litigation and/or adverse publicity, any of which could negatively affect our operating results and business.

We may be subject to laws and regulations that address privacy and data security in the U.S. and in states in which we conduct our business. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. In the U.S., numerous federal and state laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information, including state data breach notification laws, state health information privacy laws, state genetic privacy laws, and federal and state consumer protection and privacy laws (including, for example, Section 5 of the FTC Act and the Health Breach Notification Rule, and the CCPA). Compliance with these laws is complex, constantly evolving, and time consuming. In addition, state laws govern the privacy and security of health, research and genetic information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws and regulations could result in government scrutiny and enforcement actions and create liability for us, which could include civil and/or criminal penalties, as well as private litigation and/or adverse publicity that could negatively affect our operating results and business.

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

In addition, the CCPA establishes certain requirements for data use and sharing transparency and provides California consumers (as defined in the law) certain rights concerning the use, disclosure, and retention of their personal data. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California consumers have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations or limitations in areas affecting our business. And nearly two dozen states have implemented comprehensive consumer privacy laws. These laws and regulations are evolving and subject to interpretation and may impose limitations on our activities or otherwise adversely affect our business. The obligations to comply with the CCPA and evolving legislation may require us, among other things, to update our notices and develop new processes internally and with our partners. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act (FTC Act) or state consumer protection statutes. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. With respect to privacy, the FTC also sets expectations that companies honor the privacy promises made to individuals about how the company handles consumers’ personal information; any failure to honor promises, such as the statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act. Enforcement by the FTC under the FTC Act can result in civil penalties or decades-long enforcement actions. The FTC also has the power to enforce the Health Breach Notification Rule, which imposes notification obligations on companies for breaches of certain health information contained in personal health records. The FTC has brought enforcement actions under both Section 5 of the FTC Act and the Health Breach Notification Rule.

Additionally, artificial intelligence (AI)-based solutions , including agentic AI and generative AI, are increasingly being used in the pharmaceutical industry (including by us). There is a global trend towards more regulation (e.g., the EU AI Act and AI laws passed in U.S. states) to govern the ethical use, privacy, and security of AI and the data that it processes. The misuse of AI solutions may give rise to liability, lead to the loss of trade secrets or other intellectual property, result in reputational harm, or lead to outcomes with unintended biases or other consequences. Any of these events could have a material adverse effect on our business. Compliance with such laws will likely be an increasing and substantial cost in the future.

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

Outside the U.S., the legislative and regulatory landscape for privacy and data security continues to evolve. There has been increased attention to privacy and data security issues that could potentially affect our business, such as the EU General Data Protection Regulation (EU GDPR) and the UK General Data Protection Regulation (UK GDPR) , which impose penalties for the most serious breaches of up to EUR 20 million/ GBP 17.6 million or 4% of a company’s annual global revenue, whichever is greater. Both the EU and UK GDPR regulate the processing of personal data (including health data from clinical trials) and place certain obligations on the processing of personal data including ensuring the lawfulness of processing personal data (including obtaining valid consent of the individuals to whom the personal data relates, where applicable), the processing details disclosed to the individuals, the adequacy, relevance, limitation of personal data to what is necessary in relation to the purposes for which they are processed, the sharing of personal data with third parties, the transfer of personal data out of the European Economic Area/UK to third countries including the U.S., contracting requirements (such as with clinical trial sites and vendors), the use of personal data in accordance with individual rights, the security of personal data cybersecurity incident notifications. Data protection authorities from the different EU Member States and the UK may interpret the GDPR and applicable related national laws differently and impose requirements additional to those provided in the GDPR and that sit alongside the GDPR, as set out under applicable local data protection law. In addition, guidance on implementation and compliance practices may be issued, updated or otherwise revised. Enforcement by EU and UK regulators is generally active, and failure to comply with the GDPR or applicable EU Member State/UK local law may result in fines, amongst other things (such as notices requiring compliance within a certain timeframe). Further, the UK Government recently updated UK data protection law, which may result in changes to our business operations and potentially incur commercial cost.

European/UK data protection laws, including the EU and UK GDPR, generally restrict the transfer of personal data from the European Economic Area (EEA) and UK to the U.S. and most other countries (except those deemed to be adequate by the European Commission/UK Science and Technology Secretary of State as applicable) unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. On July 10, 2023, the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework, enabling personal data to be transferred from the EU to U.S. organizations that are certified under the Data Privacy Framework. The UK has formally approved multiple mechanisms for transferring UK data overseas : the International Data Transfer Agreement, the International Data Transfer Addendum to the SCCs, and the UK binding corporate rules (BCRs), supported by a Transfer Risk Assessment. The UK also recognizes the UK-US Data Bridge for businesses in the US that are certified under the UK Extension to the DPF as a valid transfer mechanism. The UK Information Commissioner’s Office has issued guidance on how to approach undertaking risk assessments for transfers of UK data to non-adequate countries outside the UK.

A failure to transfer EU or UK data under a valid transfer mechanism could increase exposure to enforcement actions as described above, and may affect our business operations and require commercial cost (including potentially limiting our ability to collaborate/work with certain third parties and/or requiring an increase in our data processing capabilities in the EU/UK). Further, the European/UK data protection laws (including laws on data transfers as set out above) may also be updated/revised, accompanied by new guidance and/or judicial/regulatory interpretations, which could entail further impacts on our compliance efforts and increased cost.

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

Process for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats

Pursuant to the program and its escalation protocols, designated personnel are responsible for assessing the severity of an incident and associated threat, and handling it in accordance with that severity level. We have relationships with a third-party service provider to assist with cybersecurity containment and remediation efforts.

Governance

Upon a notification of concerning factors which may be indicative that a notable cybersecurity incident has occurred, the Cyber Security Subcommittee (Cyber Security Subcommittee) consisting of the Chief Legal Officer, Chief People Officer & SVP of IT, Associate General Counsel, Head of Information Technology, and a member of the Financial Reporting team, meets to make an initial assessment. If the Cyber Security Subcommittee determines there is a reasonable likelihood a notable cybersecurity incident has occurred, then notice will promptly be given to certain members of the Company Executive Team including our President/Chief Executive Officer, Chief Financial Officer, Chief Legal Officer & Corporate Secretary, Chief People Officer/SVP of IT and Chief Commercial Officer.

Our team leverages over 40 years of experience in various IT leadership roles, including oversight of cyber security functions. Our SVP of IT, and her team, is responsible for the day-to-day management of the cybersecurity program.

The SVP of IT provides periodic briefings for our senior management team on cybersecurity matters, including the prevention, detection, mitigation, and remediation of cybersecurity incidents and cybersecurity threats.

Board Oversight

While the Board of Directors has overall responsibility for risk oversight, our Compliance Committee oversees cybersecurity risk matters. The Compliance Committee is responsible for reviewing, discussing with management, and overseeing the Company’s cybersecurity and privacy risk exposures and policies. On a quarterly basis, the SVP of IT reports to the Compliance Committee on information technology and cybersecurity matters, including key information technology risks. The SVP of IT also apprises the Compliance Committee and full Board of Cyber Security Incidents consistent with our incident response program, promptly.

Cybersecurity Risks

Our cybersecurity risk management processes are integrated into our overall Enterprise Risk Management (“ERM”) process. As part of our ERM process, department leaders identify, assess, and evaluate risks impacting our operations across the Company, including those risks related to cybersecurity. Department leaders are asked to consider the severity and likelihood of certain risk factors, drawing upon their company knowledge and past business experience. While we maintain a robust cybersecurity program, the techniques used to infiltrate information technology systems continue to evolve. Accordingly, we may not be able to timely detect threats or anticipate and implement adequate security measures. For additional information, see “Item 1A—Risk Factors.” Although we have experienced phishing and similar attempts for unauthorized access to our information technology systems and data, during the past three years, we have not experienced any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents or threats, that have materially affected the business strategy, results of operations or financial condition of the Company or are reasonably likely to have such a material effect.

ITEM 2. PROPERTIES

We do not own any real property. We are headquartered in Watertown, Massachusetts, where we rent office, laboratory and manufacturing operations space. We entered into the original lease agreement on November 1, 2013, which included approximately 13,650 square feet of combined office and laboratory space for a term of five years, and was set to expire in April 2019. On May 17, 2018, we entered into an amendment to rent an additional 6,590 square feet of space and extend the term of the lease through May 31, 2025. We took occupancy of the additional space on September 10, 2018. On April 5, 2021, we further amended the lease by renting an additional 1,409 square feet of space and extending the term of the lease through May 31, 2025. We took occupancy of the additional space on July 1, 2021. On March 31, 2025, we further amended the lease to extend the term of the lease through May 31, 2028.

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

ITEM 3. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 15. Contingencies, to the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Annual Report on Form 10-K).

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the trading symbol “EYPT.” As of February 27, 2026, we had approximately 33 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Equity Compensation Plan Information

Information required by Item 5 of Form 10-K regarding our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Other than as previously disclosed in our Current Reports on Form 8-K or Quarterly Reports on Form 10-Q filed with the SEC, we did not issue any unregistered equity securities during the 12 months ended December 31, 2025.

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

The following Management’s Discussion and Analysis (MD&A) provides a narrative of our results of operations for the year ended December 31, 2025, and the comparable period ended December 31, 2024, respectively, and our financial position as of December 31, 2025 and 2024, respectively. The MD&A should be read together with our consolidated financial statements and related notes included in this Annual Report on Form 10-K.

Overview

We are a clinical-stage biopharmaceutical company committed to developing and commercializing innovative therapeutics to improve the lives of patients with serious retinal diseases. Our pipeline leverages its proprietary bioerodible Durasert E™ technology (Durasert E™) for sustained intraocular drug delivery. Our lead product candidate, DURAVYU™1, is an investigational sustained delivery treatment for vascular endothelial growth factor (VEGF) mediated retinal diseases combining vorolanib, a selective and patent-protected tyrosine kinase inhibitor (TKI) with our bioerodible Durasert E™ drug delivery technology. DURAVYU is currently being evaluated in Phase 3 pivotal trials (LUGANO and LUCIA) for wet age-related macular degeneration (wet AMD) and in Phase 3 clinical trials (COMO and CAPRI) for diabetic macular edema (DME). Additional pipeline programs include EYP-2301, razuprotafib, a TIE-2 agonist, formulated in Durasert E™ to potentially improve outcomes in serious retinal diseases. EyePoint is headquartered in Watertown, Massachusetts with a commercial manufacturing facility in Northbridge, Massachusetts.

DURAVYU brings a potential new multi-mechanism of action paradigm for the treatment of retinal diseases as vorolanib, the active drug in DURAVYU, acts through intracellular inhibition of all VEGF receptors, platelet- derived growth factor (PDGF) and pro-inflammatory interleukin 6 (IL-6)/JAK1 signaling for at least six months. Vorolanib has also demonstrated neuroprotection in an in-vivo model of retinal detachment.

DURAVYU is currently in Phase 3 clinical trials for the potential treatment of wet AMD and DME, the two largest retinal disease markets. Enrollment in the pivotal Phase 3 clinical trials for wet AMD is complete with data expected beginning in mid-2026. The first patient was dosed in the Phase 3 DME program in February 2026.

We announced enrollment was completed in the pivotal Phase 3 LUGANO and LUCIA clinical trials evaluating DURAVYU on May 27, 2025 and July 29, 2025, respectively.

Fiscal 2025 Overview

The fiscal year ended December 31, 2025, was highlighted by the following events:

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
•
On October 14, 2025, we entered into an underwriting agreement (Underwriting Agreement) with J.P. Morgan Securities LLC, Jefferies LLC, Citigroup Global Markets Inc. and Guggenheim Securities, LLC, as representatives of the underwriters named therein (Underwriters), in connection with an underwritten public offering (Offering) of 11,000,000 shares (Shares) of common stock, par value $0.001 per share (Common Stock) and, to certain investors, in lieu of Common Stock, pre-funded warrants (PFWs) to purchase 1,500,000 shares of Common Stock. The price to the public for the Shares in the Offering was $12.00 per Share and the price to the public for the PFWs was $11.999 per PFW, which represents the price to the public for the Shares less the $0.001 per share exercise price for each such PFW. The Offering closed on October 16, 2025. In addition, under the terms of the Underwriting Agreement, we also granted the Underwriters an option to purchase up to an additional 1,875,000 shares of Common Stock at the same price, which was exercised and closed on October 30, 2025. The net proceeds from the Offering were approximately $162.1 million, after deducting underwriting discounts and commissions and before other estimated offering expenses payable by us.

R&D Highlights

•
In February 2025, we announced positive six-month results for the ongoing Phase 2 VERONA clinical trial evaluating DURAVYU. The clinical trial met its primary endpoint with extended time to first supplemental injection compared to aflibercept control for both DURAVYU doses. The trial also demonstrated clinically meaningful outcomes including continued safety with no DURAVYU related ocular or systemic serious adverse events (SAEs) and an early and sustained improvement in vision and anatomical control. DURAVYU 2.7mg demonstrated a +7.1 letter BCVA gain and 76-micron CST reduction at week 24, with a supplement-free rate of 73% versus 50% for eyes treated with aflibercept. These positive Phase 2 VERONA results add to a robust dataset across another key indication demonstrating the potential best-in-class potential for DURAVYU in serious retinal diseases.
•
The Phase 2 VERONA clinical trial of DURAVYU in DME met both primary and secondary endpoints. The 24-week data demonstrated a meaningful and sustained improvement in vision and anatomical control with a continued favorable safety profile.
•
A subgroup analyses of supplement-free patients from the VERONA trial in DME demonstrated that DURAVYU 2.7mg significantly and rapidly (by week 4) improved vision and reduced fluid levels, demonstrating a BCVA improvement of +10.3 letters versus +3.0 letters for aflibercept control and a CST improvement of 117.4 microns versus 43.7 microns for aflibercept control at week 24. These results further underscore the differentiated profile of DURAVYU with compelling efficacy date, a favorable safety profile, and strong durability data.
•
Presented multiple datasets at the Association for Research in Vision and Ophthalmology (ARVO) Annual Meeting in early May 2025, demonstrating DURAVYU’s potential real-world application in multiple retinal disease indications and de-risked trial designs that we believe position DURAVYU for clinical and commercial success. Presentations included:
o
An assessment of the treatment burden in wet AMD treated with DURAVYU versus aflibercept from the Phase 2 DAVIO 2 clinical trial
o
Trial design of the global LUGANO and LUCIA pivotal Phase 3 trials in wet AMD
o
A 24-month Good Laboratory Practice (GLP) repeat-dose toxicology study of vorolanib intravitreal insert
•
The 24-week topline results from the Phase 2 VERONA study in DME were accepted for presentation at the Retina World Congress in May 2025, which highlighted DURAVYU’s potential to transform the treatment landscape in the second largest retinal disease market with its potential best-in-class safety and efficacy profile.
•
On July 29, 2025, we announced enrollment was now completed in both of our pivotal Phase 3 trials for DURAVYU in wet AMD.
•
On October 14, 2025 we announced details for our pivotal Phase 3 program evaluating DURAVYU for the treatment of DME with first patient dosing anticipated in first quarter of 2026. In this announcement we shared new preclinical data that demonstrates vorolanib, the active drug in DURAVYU, inhibits interleukin-6 (IL-6) mediated inflammation through inhibition of all Janus Kinase (JAK) receptors, in particular JAK-1, in addition to known blockage of vascular endothelial growth factor (VEGF) mediated vascular permeability. This finding reinforces the early and sustained improvements observed through six months in the Phase 2 VERONA clinical trial and positions DURAVYU as a potential multi-mechanism of action (MOA) treatment.

Recent Developments

•
On February 18, 2026, we announced the appointment of Michael Campbell as Chief Commercial Officer.
•
On March 2, 2026, we announced the first patients dosed in both Phase 3 COMO and CAPRI global clinical trials of DURAVYU for the treatment of DME.
•
In the first quarter of 2026, we reached an agreement in principle with the DOJ to settle matters related to the DOJ investigation into certain of our sales, marketing and promotional practices as pertain to DEXYCU during the period for which we commercialized this product. The agreement in principle is for a payment of approximately $4.7 million plus interest (exclusive of attorneys’ fees payable by us to counsel for relators in the qui tam action which are expected to be at or about $0.2 million), with such agreement in principle subject to our reaching an agreement in principle with the Office of Inspector General of the Department of Health and Human Services (HHS). On February 26, 2026, we reached an agreement in principle with HHS to resolve matters related to the DOJ investigation on terms to include us entering into a corporate integrity agreement and HHS agreeing not to seek our exclusion from participation in Medicare, Medicaid, or other federal health care programs. The agreements in principle are subject to negotiation, completion and execution of appropriate documents resolving these matters, including a settlement agreement and a corporate integrity agreement, which are expected to be finalized in the first half of 2026, and the final approval of the respective parties.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, we do not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less. None of our contracts contained a significant financing component as of December 31, 2025.

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

Results of Operations

Years Ended December 31, 2025 and 2024 (in thousands except percentages)

	Year ended December 31,		Change
	2025	2024	Amounts	%

Revenues:
Product sales, net	$1,596	$3,164	$(1,568)	-50%
License and collaboration agreements	16,734	38,496	(21,762)	-57%
Royalty income	13,041	1,613	11,428	708%
Total revenues	31,371	43,273	(11,902)	-28%
Operating expenses:
Cost of sales	2,066	3,712	(1,646)	-44%
Research and development	221,039	132,926	88,113	66%
Sales and marketing	90	131	(41)	-31%
General and administrative	51,610	52,358	(748)	-1%
Total operating expenses	274,805	189,127	85,678	45%
Loss from operations	(243,434)	(145,854)	(97,580)	67%
Other income (expense):
Interest and other income, net	11,784	15,088	(3,304)	-22%
Interest expense	(33)	(14)	(19)	136%
Total other income, net	11,751	15,074	(3,323)	-22%
Net loss before income taxes	$(231,683)	$(130,780)	$(100,903)	77%
Provision for income taxes	$(279)	$(90)	$(189)	210%
Net loss	$(231,962)	$(130,870)	$(101,092)	77%
Net loss per share - basic and diluted	$(3.17)	$(2.32)	$(0.85)	37%
Weighted average shares outstanding - basic and diluted	73,251	56,298	16,953	30%

Product Sales, net

Product sales, net decreased by $1.6 million, or 50%, to $1.6 million for 2025 compared to $3.2 million for 2024. This decrease was primarily attributable to the termination of the ANI commercial supply agreement (CSA) in the second quarter of 2025.

License and collaboration agreement

License and collaboration agreement revenues decreased by $21.8 million, to $16.7 million in 2025 compared to $38.5 million for 2024. This decrease was primarily attributable to recognition of remaining deferred revenue related to the Company’s 2023 agreement for the license of YUTIQ® product rights in the second quarter of 2025.

Royalty Income

Royalty income increased by $11.4 million, or 708%, to $13.0 million in 2025 compared to $1.6 million for 2024. The increase in royalty income recognized was due mainly to the recognition of the remaining $12.7 million of deferred SWK royalty income. On March 18, 2025, ANI announced that it completed the buyout of its 3.125% perpetual royalty obligation to SWK on worldwide net revenues of ILUVIEN® and YUTIQ® for a one-time payment of $17.25 million. Under the terms of the agreement, upon making the buyout payment, no further royalty is due to SWK on net revenues beginning January 1, 2025, forward. As a result, the Company terminated the RPA effective March 18, 2025.

Cost of Sales

Cost of sales decreased by $1.6 million, to $2.1 million for 2025 compared to $3.7 million for 2024. This decrease was primarily attributable to lower commercial product sales year over year.

Research and Development

The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024

Direct research and development expenses by program:
DURAVYU	$149,293	$70,818
Other direct research and development	3,036	2,656
Unallocated expenses:
Personnel (including stock based compensation)	52,861	49,676
Facilities	4,333	1,974
Other	11,516	7,802
Total research and development expenses	221,039	132,926

Research and development expenses increased by $88.1 million, or 66%, to $221.0 million for 2025 from $132.9 million in the prior year. This increase was primarily attributable to ongoing DURAVYU Phase 3 clinical trials (LUGANO and LUCIA) for wet AMD and scale-up of the Northbridge commercial manufacturing facility.

Sales and Marketing

Sales and marketing expenses remained consistent and were immaterial for 2025 compared to prior year.

General and Administrative

General and administrative expenses decreased by $0.7 million, or 1%, to $51.6 million for 2025 from $52.4 million for 2024.

Interest (Expense) Income

Interest income from investments in marketable securities and institutional money market funds decreased by $3.3 million, to $11.8 million for 2025 compared to $15.1 million for 2024. This decrease was primarily attributable to general decrease in market interest rates and lower cash available for investment in marketable securities.

Recently Adopted and Recently Issued Accounting Pronouncements

For a full discussion of recently adopted and recently issued accounting pronouncements, see Note 2, "Significant Accounting Policies" to the Consolidated Financial Statements included under Item 15, "Exhibits and Financial Statement Schedules."

Liquidity and Capital Resources

We have had a history of operating losses and an absence of significant recurring cash inflows from revenue, and at December 31, 2025, we had a total accumulated deficit of $1,105.0 million. Our operations have been financed primarily from public and private offerings of our common stock, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from collaboration partners.

Financing Activities

During the year ended December 31, 2025, we completed an underwritten public offering with gross proceeds of $172.5 million. The Company sold 12,875,000 shares of its common stock, which included the exercise in full by the underwriters of their option to purchase an additional 1,875,000 shares of common stock and, to certain investors, in lieu of common stock, PFWs to purchase 1,500,000 shares of common stock. The shares of common stock were sold at a public offering price of $12.00 per share and the

PFWs were sold at $11.999, which represents the price to the public for the shares less the $0.001 per share exercise price for each such PFW.

Also during the year ended December 31, 2025, we sold 825,844 shares of our common stock under the ATM facility at a weighted average price of $14.10 per share for gross proceeds of approximately $11.6 million. Share issue costs, including sales agent commissions, totaled approximately $0.5 million.

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

Future Funding Requirements

At December 31, 2025, we had cash, cash equivalents, and investments in marketable securities of $306.1 million. We expect that our cash and investments in marketable securities will enable us to fund our operations into the fourth quarter of 2027. Due to the difficulty and uncertainty associated with the design and implementation of clinical trials, we will continue to assess our cash and cash equivalents, investments in marketable securities, and future funding requirements. However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations.

Actual cash requirements could differ from management’s projections due to many factors including additional investments in research and development programs, clinical trial expenses for DURAVYU and potentially EYP-2301, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

The amount of additional capital we will require will be influenced by many factors, including, but not limited to:

1.
the scope, progress, results, and costs of clinical trials of DURAVYU, as a sustained delivery intravitreal treatment for wet AMD and DME;
2.
our expectations regarding the timing and clinical development of our product candidates, including DURAVYU and EYP-2301;
3.
the duration and outcome of a potential negotiated settlement with the U.S. government related to the DOJ investigation, including any additional undertakings that the DOJ or HHS requires us to pursue in connection with such negotiated resolution, such as a corporate integrity agreement;
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

Our consolidated statements of historical cash flows are summarized as follows (in thousands):

	Year ended December 31,
	2025	2024	Change
Cash flows from operating activities:
Net loss	$(231,962)	$(130,870)	$(101,092)
Changes in operating assets and liabilities	(33,781)	(27,773)	(6,008)
Other adjustments to reconcile net loss to cash flows from operating activities:	25,633	32,417	(6,784)
Net cash (used in) provided by operating activities	$(240,110)	$(126,226)	$(113,884)
Net cash (used in) provided by investing activities	$68,580	$(219,355)	$287,935
Net cash provided by (used in) financing activities	$173,647	$164,022	$9,625

Operating cash outflows for the year ended December 31, 2025, totaled $240.1 million, primarily due to our net loss of $232.0 million offset by $25.6 million of non-cash expenses and a change in working capital of 33.8 million. Non-cash expense primarily included $27.9 million of stock-based compensation, partially offset by $4.8 million for amortization of discount on available for sale of marketable securities. The change in working capital included $28.6 million of deferred revenue related to the agreement to license YUTIQ® product rights to ANI and $5.2 million in other working capital adjustments.

Operating cash outflows for the year ended December 31, 2024, totaled $126.2 million, primarily due to our net loss of $130.9 million offset by $32.4 million of non-cash expenses, which primarily included $36.7 million of stock-based compensation, partially offset by $5.9 million for amortization of discount on available for sale of marketable securities. The change in working capital were $27.8 million, including $30.6 million of deferred revenue related to the agreement to license YUTIQ® product rights to ANI offset by $2.8 million in other working capital adjustments.

Net cash provided by investing activities for the year ended December 31, 2025, consisted of $71.7 million of net sales and maturities of marketable securities offset by $3.1 million for the purchase of property and equipment, net of proceeds from sales.

Net cash used in investing activities for the year ended December 31, 2024, consisted of $215.3 million of net cash purchases of marketable securities and $4.1 million for the purchase of property and equipment.

Net cash provided by financing activities for the year ended December 31, 2025 totaled $173.7 million and consisted primarily of the following:

(i)
$173.4 million of net proceeds from the issuance of 12,875,000 shares of our common stock and PFWs to purchase 1,500,000 shares of our common stock in a follow on offering and the issuance of 825,844 shares of our common stock sold utilizing our ATM;
(ii)
$2.2 million from the exercise of stock options and stock issued under our employee stock option plan; and
(iii)
$1.9 million used for the settlement of stock units and payment of equity issue costs

Net cash provided by financing activities for the year ended December 31, 2024 totaled $164.0 million and consisted primarily of the following:

(i)
$163.3 million of net proceeds from the issuance of 14,636,363 shares of our common stock in a follow on offering and the issuance of 1,299,506 shares of our common stock sold utilizing our ATM; and
(i)
$6.0 million from the exercise of stock options and stock issued under our employee stock option plan; and
(ii)
$5.2 million used for the settlement of stock units and payment of equity issue costs

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving its desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission

in Internal Control — Integrated Framework (2013). Based on this assessment, our management concluded that, as of such date, our internal control over financial reporting was effective based on those criteria.

(b)
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the last quarter of the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Executive Employment Matters

On March 5, 2026, the Company and Jay S. Duker, M.D., the Company’s President and Chief Executive Officer, entered into a third amendment (Duker Amendment) to that certain Amended and Restated Employment Agreement, initially effective as of November 1, 2021 and previously amended on January 3, 2023 and July 10, 2023 (as amended, Duker Employment Agreement).

The Duker Amendment adjusted the severance benefits Dr. Duker is entitled to receive in connection with certain qualifying terminations of employment occurring within sixty (60) days prior to, or within eighteen (18) months following, the occurrence of a Change of Control (as defined in the Duker Employment Agreement), as follows: (i) from eighteen (18) months base salary from the date of termination to twenty-four (24) months base salary from the date of termination, (ii) from one and one-half (1.5) times Dr. Duker’s target bonus to two (2) times such target bonus and (iii) from up to eighteen (18) months to up to twenty-four (24) months of monthly payments equal to the portion of monthly health premiums paid by the Company on Dr. Duker’s behalf and that of Dr. Duker’s eligible dependents for Dr. Duker and Dr. Duker’s eligible dependents immediately preceding the date that Dr. Duker’s employment terminates, provided, that Dr. Duker timely elects continuation coverage under the federal law known as “COBRA” or similar state law. In addition, in the event that the severance benefits and other benefits provided for in the Duker Amendment or otherwise payable to Dr. Duker constitute “parachute payments” pursuant to Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”) and would be subject to excise taxes, then such benefits will either be delivered in full or delivered as to such lesser extent which would result in no portion of such severance benefits and other benefits being subject to excise taxes, whichever results in the receipt by the employee of the greatest amount of benefits on an after-tax basis (280G Provision).

On March 5, 2026, the Company and George O. Elston, the Company’s Executive Vice President and Chief Financial Officer, entered into an amendment (Elston Amendment) to that certain Amended and Restated Employment Agreement, initially effective as of January 3, 2023, by and between the Company and Mr. Elston (as amended, Elston Employment Agreement). The Elston Amendment adds the 280G Provision to the Elston Employment Agreement.

On March 5, 2026, the Company and Ramiro Ribeiro, M.D., Ph.D., the Company’s Chief Medical Officer, entered into an amendment (Ribeiro Amendment) to that certain Amended and Restated Employment Agreement, initially effective as of March 1, 2024, by and between the Company and Dr. Ribeiro (as amended, Ribeiro Employment Agreement). The Ribeiro Amendment adds the 280G Provision to the Ribeiro Employment Agreement.

The descriptions of the Duker Amendment, the Elston Amendment and the Ribeiro Amendment contained herein do not purport to be complete and are qualified in their entirety by reference to the complete text of the Duker Amendment, the Elston Amendment and the Ribeiro Amendment, copies of which are filed as Exhibits 10.22, 10.23, and Exhibit 10.24, respectively, to this Annual Report and are incorporated by reference herein.

Rule 10b5-1 Trading Arrangements

The Company permits officers and directors to adopt written trading plans, known as “Rule 10b5-1 trading arrangements”, as such term defined in Item 408(a) of Regulation S-K for the purchase or sale of the Company's securities, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

During the three months ended December 31, 2025, our executive officers and directors adopted, modified or terminated Rule 10b5-1 trading arrangements for the purchase or sale of our common stock as noted below:

Name and Title of Director or Officer	Action	Date of Adoption	Duration of the Plan or Termination Date	Aggregate Number of Shares of Common Stock that may be Sold under the Plan
George O. Elston Executive Vice President and Chief Financial Officer	Adoption	December 19, 2025	March 19, 2027	121,728

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2026 annual meeting of stockholders, pursuant to Regulation 14A of the Exchange Act of 1934, also referred to in this Annual Report on Form 10-K as our 2026 Proxy Statement, which we expect to file with the SEC no later than April 30, 2026.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Corporate Governance

We have adopted a written Code of Business Conduct that applies to all of our employees, officers and directors. This Code of Business Conduct is designed to ensure that our business is conducted with integrity and in compliance with SEC regulations and Nasdaq listing standards. The Code of Business Conduct covers adherence to laws and regulations as well as professional conduct, including employment policies, conflicts of interest, and the protection of confidential information. The Code of Business Conduct is available under “Governance Overview” within the “Investors – Corporate Governance” section of our website at www.eyepoint.bio.

We intend to disclose any future amendments to, or waivers from, the Code of Business Conduct that affect our directors or senior financial and executive officers within four business days of the amendment or waiver by posting such information on the website address and location specified above.

Other Information

The other information required to be disclosed in Item 10 is hereby incorporated by reference to our 2026 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be disclosed in Item 11 is hereby incorporated by reference to our 2026 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed in Item 12 is hereby incorporated by reference to our 2026 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed in Item 13 is hereby incorporated by reference to our 2026 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be disclosed in Item 14 is hereby incorporated by reference to our 2026 Proxy Statement.

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

(a)(3) Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

	Articles of Incorporation and By-Laws

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1

3.2	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	10-K	09/13/17	3.2

3.3	Certificate of Correction to Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	8-K	04/02/18	3.1

3.4	Certificate of Amendment of Certificate of Incorporation, as amended of EyePoint Pharmaceuticals, Inc.	8-K	06/27/18	3.1

3.5	By-Laws of EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	3.5

3.6	Amendment No. 1 to the By-Laws of EyePoint Pharmaceuticals, Inc.	8-K	11/06/18	3.1

3.7	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/23/20	3.1

3.8	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	12/08/20	3.1

3.9	Certificate of Amendment to Certificate of Incorporation, as amended, of EyePoint, Inc.	8-K	12/08/25	3.1

3.10	Amendment No. 2 to the By-Laws of EyePoint, Inc.	8-K	12/08/25	3.2

	Instruments Defining the Rights of Security Holders

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1

4.2(a)	Description of Securities of EyePoint, Inc.

4.3	Form of Pre-Funded Warrant to Purchase Common Stock, 2021	8-K	11/19/21	4.1

4.4	Form of Pre-Funded Warrant to Purchase Common Stock, 2025	8-K	10/17/25	4.1

	Material Contracts - Management Contracts and Compensatory Plans

10.1†	2008 Equity Incentive Plan, as amended on November 19, 2009	10-K	09/10/15	10.6

10.2†	Form of Stock Option Certificate for grants to executive officers under the pSivida Corp. 2008 Incentive Plan	8-K	09/10/08	10.1

10.3†	EyePoint, Inc. Amended and Restated 2016 Long Term Incentive Plan, as amended	8-K	11/14/22	10.1

10.4†	Form of Stock Option Certificate for grants to executive officers under the EyePoint, Inc. 2016 Long Term Incentive Plan, as amended	10-Q	02/08/18	10.1

10.5†	Form of Stock Option Award Agreement for Inducement grants to executive officers under the EyePoint Pharmaceuticals, Inc. Amended and Restated 2016 Long Term Incentive Plan	10-K	09/18/18	10.15

10.6(a)†	EyePoint, Inc. 2019 Employee Stock Purchase Plan, as amended

10.7(a)†	EyePoint, Inc. 2023 Long-Term Incentive Plan

10.8†	Employment Agreement, effective November 1, 2021, between EyePoint, Inc. and Jay S. Duker, M.D.	8-K	11/01/21	10.1

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.
10.9†	First Amendment to Employment Agreement, dated January 3, 2023, by and between EyePoint, Inc. and Jay S. Duker	8-K	01/06/23	10.1

10.10†	Amended and Restated Employment Agreement, dated January 3, 2023, by and between EyePoint, Inc. and George O. Elston	8-K	01/06/23	10.3

10.11(a)†	Form of Indemnification Agreement between EyePoint, Inc. and its officers and directors

10.12†	Second Amendment to Employment Agreement, dated July 10, 2023, by and between EyePoint, Inc. and Jay S. Duker	8-K	07/10/23	10.2

10.13†	Form of Stock Option Award for Inducement Grants to executive officer pursuant to the 2023 LTIP	10-K	03/08/24	10.20

10.14†	Employment Agreement, dated March 4, 2024, by and between EyePoint, Inc. and Ramiro Ribeiro, M.D., Ph.D	10-Q	05/09/24	10.1

10.15†	Severance Agreement and General Release, dated August 6, 2024, by and between EyePoint, Inc. and Nancy S. Lurker	10-Q	08/08/24	10.3

10.16(a)†	EyePoint, Inc. Amendment No.1 to 2023 Long-Term Incentive Plan

10.17(a)†	EyePoint, Inc. Amendment No. 2 to 2019 Employee Stock Purchase Plan

10.18(a)†	EyePoint, Inc. Amendment No 2. to 2023 Long-Term Incentive Plan

10.19(a)†	Performance Award to executive officers under the 2023 Long-Term Incentive Plan, as amended

10.20(a)†	Form of Stock Option Award under the EyePoint, Inc. 2023 Long-Term Incentive Plan, as amended.

10.21(a)†	Form of Restricted Stock Unit under the EyePoint, Inc. 2023 Long-Term Incentive Plan, as amended.

10.22(a)†	Third Amendment to Employment Agreement, dated March 5, 2026, by and between EyePoint, Inc. and Jay S. Duker.

10.23(a)†	First Amendment to Employment Agreement, dated March 5, 2026, by and between EyePoint, Inc. and George O. Elston.

10.24(a)†	First Amendment to Employment Agreement, dated March 5, 2026, by and between EyePoint, Inc. and Ramiro Ribeiro, M.D., Ph.D.

	Material Contracts - Leases

10.25	Lease Agreement between pSivida Corp. and Farley White Aetna Mills, LLC dated November 1, 2013	10-Q	11/13/13	10.1

10.26	First Amendment of Lease, dated February 6, 2014, between Farley White Aetna Mills and pSivida Corp.	10-K	09/18/18	10.24

10.27	Second Amendment of Lease, dated May 17, 2018, between Whetstone Riverworks Holdings, LLC and EyePoint, Inc.	10-K	09/18/18	10.25

10.28	Third Amendment to Lease, dated April 5, 2021, between GRE Riverworks, LLC and EyePoint, Inc.	10-Q	05/05/21	10.1

10.29	Fourth Amendment to Lease, dated March 8, 2022, between GRE Riverworks, LLC and EyePoint, Inc.	10-K	03/14/22	10.28

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.
10.30	Lease Agreement, dated January 23, 2023, between V.E. Properties IX, LLC and EyePoint, Inc.	10-K	03/10/23	10.26

10.31	First Amendment to Northbridge Lease, dated September 30, 2024, by and between EyePoint US, Inc. and 600 CPK LLC	10-Q	11/07/24	10.1

10.32	Fifth Amendment to Lease, dated March 31, 2025, between GRE Riverworks, LLC and EyePoint, Inc.	10-Q	05/08/25	10.1

	Material Contracts - License and Collaboration Agreements

10.33	Exclusive License Agreement between EyePoint, Inc. and Equinox Science, LLC	10-K	03/16/20	10.32

10.34	Amendment #1 to Exclusive License Agreement, dated May 2, 2022, by and between EyePoint, Inc. and Equinox Sciences, LLC	10-Q	08/05/22	10.1

10.35	Exclusive License Agreement, dated May 2, 2022, by and between EyePoint, Inc. and Betta Pharmaceuticals, Co., Ltd.	10-Q	08/05/22	10.2

10.36	Product Rights Agreement, dated May 17, 2023, by and between EyePoint, Inc. and Alimera Sciences, Inc.	8-K	05/18/23	2.1

10.37	Commercial Supply Agreement, dated May 17, 2023, by and between EyePoint, Inc. and Alimera Sciences, Inc.	8-K	05/18/23	10.1

10.38	Memorandum of Understanding, dated August 26, 2024, by and between EyePoint, Inc. and Ocumension Therapeutics	10-Q	11/07/24	10.2

	Material Contracts - Other Agreements

10.39	Agreement and Plan of Merger, dated March 28, 2018, by and among pSivida Corp., Oculus Merger Sub, Inc., Icon Bioscience, Inc. and Shareholder Representative Services LLC	8-K	03/29/18	10.5

10.40	Controlled Equity OfferingSM Sales Agreement, dated August 5, 2020, by and between EyePoint, Inc. and Cantor Fitzgerald & Co.	8-K	08/05/20	1.1

19.1(a)	Insider Trading Policy

21.1(a)	Subsidiaries of EyePoint, Inc.

23.1(a)	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP

31.1(a)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2(a)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1(b)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(b)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1(a)	EyePoint, Inc. Incentive Compensation Recovery Policy, dated September 17, 2023

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

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

EYEPOINT, INC.

By:	/s/ Jay S. Duker
Jay S. Duker, M.D.
President and Chief Executive Officer
(Principal Executive Officer)
Date: March 5, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/S/ GÖRAN ANDO	Chair of the Board of Directors	March 5, 2026
Göran Ando, M.D.

/S/ NANCY LURKER	Vice Chair of the Board of Directors	March 5, 2026
Nancy Lurker

/S/ JAY S. DUKER	President, Chief Executive Officer and Director	March 5, 2026
Jay S. Duker, M.D.	(Principal Executive Officer)

/S/ GEORGE O. ELSTON	Executive Vice President and Chief Financial Officer	March 5, 2026
George O. Elston	(Principal Financial Officer and Principal Accounting Officer)

/S/ WENDY DICICCO	Director	March 5, 2026
Wendy DiCicco

/S/ JOHN LANDIS	Director	March 5, 2026
John Landis

/S/ KAREN ZADEREJ	Director	March 5, 2026
Karen Zaderej

/S/ STUART DUTY	Director	March 5, 2026
Stuart Duty

/S/ FRED HASSAN	Director	March 5, 2026
Fred Hassan

/S/ REGINALD J. SANDERS	Director	March 5, 2026
Reginald J. Sanders, M.D.

EYEPOINT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of EyePoint, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EyePoint, Inc. (formerly EyePoint Pharmaceuticals, Inc.) and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of comprehensive loss, stockholders' equity and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

We identified auditing the estimates of the progress to completion of events performed by a CRO related to the Company’s two wet AMD Phase III clinical trials (LUGANO and LUCIA) as a critical audit matter due to (i) size of the trials in terms of activity and dollar amount, (ii) the level of judgment required by management and (iii) the increased audit effort in performing procedures to evaluate the reasonableness of management’s estimates of progress to completion.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to accrued and prepaid clinical trial costs for the contracts with the third-party CRO performing research and development for the wet AMD Phase III clinical trials (LUGANO and LUCIA) included the following, among others:

•
Evaluated the appropriateness of the method used by management to develop its estimates of progress to completion of specific events.
•
Tested the completeness and accuracy of the underlying data used in the estimates of progress to completion through the following:
o
Inspecting the terms of the contracts and statements of work between the Company and the third-party CRO and testing of actual billed expenses under the contracts.
o
Sending written confirmations directly to the CRO to confirm completeness of contracts executed as well as direct and pass through costs incurred to date and inspecting correspondence received directly from them, including status reports, and comparing such information to the amounts used in the Company's estimates.
•
Performed corroborating inquiries with Company personnel responsible for overseeing the activities performed by the CRO, and inspected information from the CRO, which includes the CRO’s estimate of completed tasks or progress of completion of certain tasks within the study.
•
Tested the current and non-current balance sheet classification of the prepaid clinical trial expenses by examining supporting documentation.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 5, 2026

We have served as the Company's auditor since 2008.

EYEPOINT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$101,821	$99,704
Marketable securities	204,265	271,209
Accounts and other receivables, net	651	607
Prepaid expenses and other current assets	20,105	9,481
Inventory	1,813	2,305
Total current assets	328,655	383,306
Property and equipment, net	9,023	8,177
Operating lease right-of-use assets	20,223	21,000
Restricted cash	150	150
Other assets	5,945	5,832
Total assets	$363,996	$418,465
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,490	$11,721
Accrued expenses	24,394	18,103
Deferred revenue	—	17,784
Other current liabilities	2,140	1,440
Total current liabilities	37,024	49,048
Deferred revenue – noncurrent	—	10,853
Operating lease liabilities – noncurrent	20,772	21,858
Other noncurrent liabilities	87	205
Total liabilities	57,883	81,964
Contingencies (Note 15)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at December 31, 2025 and December 31, 2024; 82,826,416 and 68,266,005 shares issued and outstanding at December 31, 2025 and 2024, respectively	83	68
Additional paid-in capital	1,410,047	1,208,421
Accumulated deficit	(1,104,978)	(873,016)
Accumulated other comprehensive income (loss)	961	1,028
Total stockholders' equity	306,113	336,501
Total liabilities and stockholders' equity	$363,996	$418,465

See notes to consolidated financial statements.

EYEPOINT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands except per share data)

	Year ended
	December 31,
	2025	2024
Revenues:
Product sales, net	$1,596	$3,164
License and collaboration agreements	16,734	38,496
Royalty income	13,041	1,613
Total revenues	31,371	43,273
Operating expenses:
Cost of sales	2,066	3,712
Research and development	221,039	132,926
Sales and marketing	90	131
General and administrative	51,610	52,358
Total operating expenses	274,805	189,127
Loss from operations	(243,434)	(145,854)
Other (expense) income:
Interest and other income, net	11,784	15,088
Interest expense	(33)	(14)
Loss on extinguishment of debt	—	—
Total other income, net	11,751	15,074
Net loss before income taxes	$(231,683)	$(130,780)
Provision for income taxes	$(279)	$(90)
Net loss	$(231,962)	$(130,870)
Net loss per share:
Basic and diluted	$(3.17)	$(2.32)
Weighted average common shares outstanding:
Basic and diluted	73,251	56,298
Net loss	$(231,962)	$(130,870)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	(67)	164
Comprehensive loss	$(232,029)	$(130,706)

See notes to consolidated financial statements.

EYEPOINT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance at December 31, 2023	49,043,074	$49	$1,007,556	$(742,146)	$864	$266,323
Net loss	—	—	$—	$(130,870)	$—	$(130,870)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	164	164
Issuance of stock, net of issue costs	15,935,869	16	162,642	—	—	162,658
Cashless exercise of warrants	2,206,442	2	(2)	—	—	—
Employee stock purchase plan	49,896	—	470	—	—	470
Exercise of stock options	641,210	1	5,527	—	—	5,528
Stock units granted, net of units withheld for tax	389,514	—	(4,512)	—	—	(4,512)
Stock-based compensation	—	—	36,740	—	—	36,740
Balance at December 31, 2024	68,266,005	$68	$1,208,421	$(873,016)	$1,028	$336,501
Net loss	—	—	—	(231,962)	—	(231,962)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(67)	(67)
Issuance of stock, net of issue costs	13,700,844	14	172,904	—	—	172,918
Employee stock purchase plan	119,122	—	767	—	—	767
Exercise of stock options	270,895	1	1,470	—	—	1,471
Stock units granted, net of units withheld for tax	469,550	—	(1,388)	—	—	(1,388)
Stock-based compensation	—	—	27,873	—	—	27,873
Balance at December 31, 2025	82,826,416	$83	$1,410,047	$(1,104,978)	$961	$306,113

See notes to consolidated financial statements.

EYEPOINT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(231,962)	$(130,870)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation of property and equipment	2,309	1,540
Amortization of debt discount and premium and discount on available-for-sale marketable securities	(4,828)	(5,953)
Stock-based compensation	27,873	36,740
Deferred income tax	279	90
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(10,667)	(244)
Other assets	(113)	(5,832)
Inventory	492	1,600
Accounts payable and accrued expenses	4,677	5,731
Right-of-use assets and operating lease liabilities	500	1,618
Deferred revenue	(28,637)	(30,646)
Other noncurrent liabilities	(33)	—
Net cash (used in) provided by operating activities	(240,110)	(126,226)
Cash flows from investing activities:
Purchases of marketable securities	(252,020)	(398,303)
Sales and maturities of marketable securities	323,725	183,000
Purchases of property and equipment	(3,280)	(4,052)
Proceeds from sale of property and equipment	155	—
Net cash (used in) provided by investing activities	68,580	(219,355)
Cash flows from financing activities:
Proceeds from issuance of stock	173,445	163,314
Payment of equity issue costs	(543)	(672)
Net settlement of stock units to satisfy statutory tax withholding	(1,388)	(4,512)
Proceeds from exercise of stock options and employee stock purchase plan	2,238	5,997
Principal payments on finance lease obligations	(105)	(105)
Net cash (used in) provided by financing activities	173,647	164,022
Net (decrease) increase in cash, cash equivalents and restricted cash	2,117	(181,559)
Cash, cash equivalents and restricted cash at beginning of period	99,854	281,413
Cash, cash equivalents and restricted cash at end of period	$101,971	$99,854
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$101,821	$99,704
Restricted cash	150	150
Total cash, cash equivalents and restricted cash at end of period	$101,971	$99,854
Supplemental disclosure of non-cash investing and financing activities:
Lease liability arising from obtaining right-of-use assets	$903	$17,544
Stock issuance costs	$316	$311

See notes to consolidated financial statements.

EYEPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Operations

EyePoint, Inc., a Delaware corporation (together with its subsidiaries, the Company), is a clinical-stage biopharmaceutical company committed to developing and commercializing innovative therapeutics to help improve the lives of patients with serious retinal diseases. The Company's pipeline leverages its proprietary bioerodible Durasert E™ technology (Durasert E™) for sustained intraocular drug delivery. The Company’s lead product candidate, DURAVYU™, is an investigational sustained delivery treatment for vascular endothelial growth factor (VEGF) mediated retinal diseases combining vorolanib, a selective and patent-protected tyrosine kinase inhibitor (TKI) with Durasert E™. DURAVYU is currently being evaluated in Phase 3 pivotal trials (LUGANO and LUCIA) for wet age-related macular degeneration (wet AMD) with data readout beginning in mid-2026. Pivotal Phase 3 clinical trials (COMO and CAPRI) in diabetic macular edema (DME) are expected to dose patients in the first quarter of 2026. Additional pipeline programs include EYP-2301, razuprotafib, a TIE-2 agonist, formulated in Durasert E™ to potentially improve outcomes in serious retinal diseases. EyePoint is headquartered in Watertown, Massachusetts with a commercial manufacturing facility in Northbridge, Massachusetts.

The Company plans to identify and advance additional product candidates through clinical and regulatory development for its pipeline. This may be accomplished through internal discovery efforts, research collaborations and/or in-licensing arrangements and potential acquisitions of additional products, product candidates or technologies.

Liquidity

The Company had cash, cash equivalents and investments in marketable securities of $306.1 million at December 31, 2025. The Company has a history of operating losses and has not had significant recurring cash inflows from revenue. The Company’s operations have been financed primarily from sales of its equity securities, issuance of debt, and a combination of license fees, milestone payments, royalty income and other fees received from its collaboration partners. The Company anticipates that it will continue to incur losses as it continues the research and development of its product candidates, and the Company does not expect revenues from its product sales to generate sufficient funding to sustain its operations in the near-term. The Company expects to continue fulfilling its funding needs through cash inflows from revenues, licensing and research collaboration transactions, additional equity capital raises and other arrangements. The Company believes that its cash, cash equivalents and investments in marketable securities of $306.1 million at December 31, 2025, will enable the Company to fund its current and planned operations for at least the next twelve months from the date these consolidated financial statements were issued. Actual cash requirements could differ from management’s projections due to many factors, the timing and results of the Company’s clinical trials for DURAVYU, additional investments in research and development programs, competing technological and market developments, the costs of any ongoing obligations in connection with a final negotiated settlement with the DOJ and HHS and the costs of any strategic acquisitions, and/or development of complementary business opportunities.

2.
Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are presented in U.S. dollars in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of EyePoint, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the consolidated financial statements and the reported amounts and disclosure of revenues and expenses during the reporting periods. Significant management estimates and assumptions include, among others, those related to revenue recognition for multiple-deliverable arrangements, recognition of expense in outsourced clinical trial agreements, realization of deferred tax assets, and determining grant date fair value of stock options and other equity awards. Actual results could differ from these and other estimates and there may be changes to the Company’s estimates in future periods.

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

Marketable Securities

Marketable securities consist of investments with an original or remaining maturity of greater than three months but less than one year at the date of purchase. The Company has historically classified its marketable securities as available-for-sale. Accordingly, the Company records these investments at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, in accumulated other comprehensive income, which is a component of stockholders’ equity. If the Company determines that a decline of any investment is other-than-temporary, the investment is written down to fair value. Marketable securities consisted of investment-grade commercial paper, U.S. Treasury securities, and U.S. Agency securities at December 31, 2025 and 2024. The Company’s investment policy, approved by the Board of Directors, includes guidelines relative to diversification and maturities designed to preserve principal and liquidity.

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

As of December 31, 2025, there were no accounts receivable balances. For the year ended December 31, 2025 revenues from ANI Pharmaceuticals, Inc. (ANI), formerly Alimera Sciences, Inc. and SWK Funding LLC (SWK), accounted for 54.8% and 40.4% of total revenues, respectively.

As of December 31, 2024, accounts receivable from ANI accounted for 72.3% and accounts receivable from OncoSil Medical Ltd. accounted for 16.5% of total accounts receivable, respectively. For the year ended December 31, 2024, revenues from ANI accounted for 93.6% of total revenues.

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

The carrying amounts of accounts payable and accrued expenses approximate fair value because of their short-term maturity.

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

Cost of sales consists of costs associated with the manufacture of YUTIQ®. The inventory costs for YUTIQ® include purchases of various components, the active pharmaceutical ingredient (API) and direct labor and overhead for the product manufactured in the Company’s Watertown, Massachusetts facility.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2025 and 2024, respectively, nor during the respective years then ended.

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

Cost of sales — Cost of sales consist of costs associated with the manufacture of YUTIQ®.

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

Stock-Based Compensation

Compensation cost related to share-based payment awards is based on the fair value of the instrument on the grant date and is recognized on a graded vesting basis over the requisite service period for each separately vesting tranche of the awards. The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the grantee’s payroll costs are classified or in which the grantee’s service payments are classified.

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

Recently Adopted Accounting Pronouncements

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The legislation restored immediate deductibility of domestic research and development expenditures and reinstated 100% bonus depreciation. Although these provisions may increase our net operating loss carryforwards and reduce the deferred tax asset associated with capitalized R&D, we continue to maintain a full valuation allowance. Accordingly, OBBBA did not have a material impact on our results of operations or liquidity for the year ended December 31, 2025. We elected to continue to defer R&D costs and will continue to monitor any future guidance related to OBBBA.

In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU was issued to address investor requests for more transparency about income tax information through improvements to income tax disclosure primarily related to the rate reconciliation and income taxes paid information, and to improve the effectiveness of income tax disclosures. The prospective adoption of this ASU resulted in additional annual disclosure, but did not impact our consolidated financial position, results of operations, or cash flows.

Recently Issued Accounting Pronouncements

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

3.
Revenue

For the years ended December 31, 2025 and 2024, the Company’s product revenues were primarily from the Company’s existing supply agreements with commercial partners. For the years ended December 31, 2025 and 2024, the Company’s product revenues were made up of $1.6 million and $3.1 million, respectively, primarily from sales of YUTIQ®.

License and Collaboration Agreements and Royalty Income

ANI Product Rights Agreement and Commercial Supply Agreement

On May 17, 2023, the Company entered into a PRA with ANI. Under the PRA, the Company granted to ANI an exclusive and sublicensable right and license (the License) under the Company’s and its affiliates’ interest in certain of the Company’s and its affiliates’ intellectual property to develop, manufacture, sell, commercialize, and otherwise exploit certain products, including YUTIQ®, for the treatment and prevention of uveitis in the entire world except Europe, the Middle East and Africa (EMEA).

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

Revenue from sales of product supply to ANI under the CSA was $0.7 million and $2.6 million during the years ended December 31, 2025 and 2024, respectively. License and Collaboration revenue related to the PRA was $15.9 million and $37.1 million during the years ended December 31, 2025 and 2024, respectively. License and collaboration revenue, related to additional transitional services was $0.6 million and $0.7 million during the years ended December 31, 2025 and 2024, respectively.

SWK Royalty Purchase Agreement

On December 17, 2020 the Company entered into a royalty purchase agreement (RPA) with SWK. Pursuant to the RPA, the Company sold its right to receive royalty payments on future sales of products subject to a licensing and development agreement, as amended, with ANI (the Amended ANI Agreement) for an upfront cash payment of $16.5 million. The Company classified the proceeds received from SWK as deferred revenue at inception of the RPA and is recognizing revenue as royalty payments are made from ANI to SWK. The Company recognized $12.7 million and $1.1 million of royalty income related to the RPA for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2024, the Company classified $1.8 million and $10.9 million as current and non-current deferred revenue recognized under the RPA, respectively.

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

During both years ended December 31, 2025 and 2024, the Company recognized $0.9 million and $0.5 million of revenue from sales of product supply to Ocumension under the supply agreement and recorded this amount in product sales, net on the condensed consolidated statements of operations and comprehensive loss, respectively. The Company recognized approximately $0.1 million, of license and collaboration revenue related to additional technical assistance during the years ended December 31, 2025 and 2024. The Company also recorded royalty income of $0.4 million and $0.5 million during the years ended December 31, 2025 and 2024, respectively.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Prepaid expenses	$3,515	$2,339
Prepaid clinical	14,626	5,737
Other	1,964	1,405
Total prepaid expenses and other current assets	$20,105	$9,481

As of December 31, 2025 and 2024, the Company had $5.4 million of prepaid clinical expense included in other assets on its consolidated balance sheets.

5.
Inventory

Inventory consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$1,229	$1,657
Work in process	584	648
Total inventory	$1,813	$2,305

6.
Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Property and equipment	$9,400	$6,599
Construction in process	1,460	1,507
Leasehold improvements	4,180	4,128
Gross property and equipment	15,040	12,234
Accumulated depreciation and amortization	(6,017)	(4,057)
Property and equipment, net	$9,023	$8,177

Depreciation expense totaled $2.1 million and $1.5 million in the years ended December 31, 2025 and 2024, respectively.

7.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Personnel costs	$14,534	$11,830
Clinical trial costs	4,011	4,541
Professional fees, contingencies and legal fees	5,160	840
Sales chargebacks, rebates and other revenue reserves	62	147
Other	627	745
Total accrued expenses	$24,394	$18,103

8.
Leases

On January 23, 2023, the Company entered into a lease agreement (Northbridge Lease) for its new standalone commercial manufacturing facility, including office and lab space located at 600 Commerce Drive, Northbridge, Massachusetts. The new 41,141 square-foot manufacturing facility is Current Good Manufacturing Practice (cGMP) compliant to meet U.S. FDA and European Medicines Agency (EMA) standards to support DURAVYU clinical supply and commercial readiness upon regulatory approval. In addition, the building has the capacity and capabilities for pipeline expansion. The lease includes a non-cancellable lease term of fifteen years and four months, with two options to extend the lease term for two additional terms of either five years or ten years at 95% of the then-prevailing fair market rent. The lease term, under ASC 842, commenced during the second quarter of 2024. The Company entered into an amendment to the Northbridge Lease, effective September 30, 2024. Pursuant to the amendment, the Company's obligation to pay base rent began on March 1, 2025. The Company is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises. The Company recognized an initial increase of $17.7 million to its lease liabilities and $17.9 million to its right-of-use (ROU) assets resulting from the Northbridge Lease during the second quarter of 2024.

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

As of December 31, 2025, the weighted average remaining term of the Company’s operating leases was 11.8 years and the weighted average discount rate was 11.75%. As of December 31, 2024, the weighted average remaining term of the Company’s operating leases was 12.6 years and the weighted average discount rate was 11.63%.

Supplemental balance sheet information related to operating leases as of December 31, 2025 and 2024, respectively, is as follows (in thousands):

	December 31,	December 31,
	2025	2024
Other current liabilities – operating lease current portion	$2,022	$1,247
Operating lease liabilities – noncurrent portion	20,772	21,858
Total operating lease liabilities	$22,794	$23,105

The elements of lease expense were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Lease expense included in:
Research and development	$3,994	$2,739
General and administrative	259	260
Variable lease costs	341	255
Total lease expense	$4,594	$3,254

Cash paid for amounts included in the measurement of operating lease liabilities was $3.8 million and $1.2 million for the years ended December 31, 2025 and 2024, respectively.

The Company’s total future minimum lease payments under non-cancellable leases at December 31, 2025, were as follows (in thousands):

Operating Leases
2026	4,482
2027	4,579
2028	3,469
2029	2,667
Thereafter	29,193
Total lease payments	$44,390
Less imputed interest	(21,596)
Total	$22,794

9.
Stockholders’ Equity

Equity Financings

Common Stock Offerings

In October 2025, the Company sold 12,875,000 shares of its common stock and, to certain investors, in lieu of common stock, pre-funded warrants (PFWs) to purchase 1,500,000 shares of common stock, in an underwritten public offering at a price of $12.00 per share, including the exercise in full by the underwriters of their option to purchase an additional 1,875,000 shares of common stock. The gross proceeds of the offering to the Company were approximately $172.5 million. Underwriter discounts and commissions and other share issue costs totaled approximately $10.8 million.

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

During the year ended December 31, 2025, the Company sold 825,844 shares of common stock under the ATM facility at a weighted average price of $14.10 per share for gross proceeds of approximately $11.6 million. Share issue costs, including sales agent commissions, totaled approximately $0.5 million.

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

The Company issued 3,272,727 shares of PFWs to purchase common stock, in connection with the November 2021 underwritten public offering. On April 18, 2024, 2,181,818 PFWs were exercised in full as a cashless exercise, resulting in a net issuance of 2,180,776 shares of common stock.

The Company issued 1,500,000 shares of PFWs to purchase common stock, in connection with the October 2025 underwritten public offering.

As of December 31, 2025 and 2024, 2,590,909 and 1,090,909 PFWs were outstanding, respectively. The PFWs were included in the basic and diluted net loss per share calculation during the year ended December 31, 2025.

10.
Share-Based Payment Awards

Equity Incentive Plans

The 2023 Long-Term Incentive Plan (the “2023 Plan”), approved by the Company’s stockholders on June 20, 2023 (the “Adoption Date”), originally provided for the issuance of up to 3,500,000 shares of the Company’s common stock reserved for issuance under the 2023 Plan plus any additional shares of the Company’s common stock that were available for grant under the 2008 and the 2016 Incentive Plan (the “2008 & 2016 Plan”) at the Adoption Date or would otherwise become available for grant under the 2008 Plan as a result of subsequent termination or forfeiture of awards under the 2008 or 2016 Plan. Prior to June 18, 2025, the maximum aggregate number of shares available for issuance under the 2023 Plan was equal to (i) 7,500,000 shares, plus (ii) 184,904 shares that were previously available for grant under the Company’s 2016 Equity Incentive Plan (the 2016 Plan) that were transferred to the 2023 Plan on June 20, 2023, plus (iii) any shares granted under the Company’s 2008 Equity Incentive Plan or 2016 Plan (collectively, the Prior Plans) that, on or after the effective date of the 2023 Plan, become available as a result of the termination or forfeiture of awards under the Prior Plans. At the Company’s Annual Meeting of Stockholders held on June 18, 2025, the Company’s stockholders approved an amendment to the 2023 Plan to increase the number of shares authorized for issuance by 2,900,000 shares to 10,400,000 shares under the 2023 Plan. At December 31, 2025, a total of approximately 4,727,914 shares were available for new awards under the 2023 Plan.

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

Stock Options

The following table provides a reconciliation of stock option activity under the Company’s equity incentive plan and for inducement awards for the year ended December 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2024	7,670,647	$12.47	7.43	7,478
Granted	2,919,985	9.15
Exercised	(270,895)	5.43
Forfeited	(409,589)	11.14
Expired	(244,306)	19.56
Outstanding at December 31, 2025	9,665,842	$11.54	7.38	$73,168
Exercisable at December 31, 2025	5,034,273	$12.36	6.18	$35,544

The Company's stock options generally vest over four years with 25% vesting after one year of service followed by ratable monthly vesting over the remaining three years. Nonemployee awards are granted similar to the Company’s employee awards. All option grants have a 10-year term.

The Company recognizes stock-based compensation expense over the requisite service period based on the grant date fair value of the award. The Company has elected to use the Black-Scholes option pricing model to determine the fair value of awards granted.

The determination of the fair value of stock-based awards utilizing the Black-Scholes model is affected by the share price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company determined the expected volatility by using available historical price information. The expected life of the awards is estimated based on the simplified method. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on history and expectation of paying no dividends. Forfeitures have not been material in the periods presented.

The fair value of the share-based awards was measured with the following range of assumptions for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Option life (in years)	5.3 - 6.08	5.5 - 6.08
Stock volatility	99% - 102%	97% - 100%
Risk-free interest rate	3.67% - 4.45%	3.45% - 4.60%
Expected dividends	0.0%	0.0%

The following table summarizes information about employee, non-executive director and external consultant stock options for the years ended December 31, 2025 and 2024 (in thousands except per share amounts):

	Year ended December 31,
	2025	2024
Weighted average grant date fair value per share	7.36	$14.13
Total cash received from exercise of stock options	1,471	5,528
Total intrinsic value of stock options exercised	1,262	7,887

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

The following table provides a reconciliation of RSU activity under the 2016 Plan and the 2023 Plan for the year ended December 31, 2025:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	1,315,629	$11.74
Granted	846,308	8.40
Vested	(626,222)	10.33
Forfeited	(62,177)	12.92
Nonvested at December 31, 2025	1,473,538	$10.37

At December 31, 2025, the weighted average remaining vesting term of the RSUs was 1.4 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the ESPP) allows qualified participants to purchase the Company’s common stock twice a year at 85% of the lesser of the average of the high and low sales price of the Company’s common stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period. The number of shares of the Company’s common stock each employee may purchase under this plan, when combined with all other employee stock purchase plans, is limited to the lower of an aggregate fair market value of $25,000 during each calendar year, or 5,000 shares of the Company’s common stock in any one offering period. The Company has maintained consecutive six-month offering periods since August 1, 2019. During the year ended December 31, 2025, 119,122 shares of the Company’s common stock were issued pursuant to the ESPP.

The Company estimated the fair value of the option component of the ESPP shares at the date of grant using a Black-Scholes valuation model. For the years ended December 31, 2025 and 2024, the compensation expense from ESPP shares was $0.4 million and $0.2 million, respectively.

Stock-Based Compensation Expense

The Company’s consolidated statements of comprehensive loss included total compensation expense from stock-based payment awards for the years ended December 31, 2025 and 2024, respectively, as follows (in thousands):

	Year Ended December 31,
	2025	2024
Compensation expense included in:
Research and development	$13,073	$18,472
General and administrative	14,800	18,268
Total	$27,873	$36,740

During the years ended December 31, 2025 and December 31, 2024, the Company modified certain stock options and restricted stock awards resulting in incremental compensation expense of $0.3 million and $5.2 million, respectively.

At December 31, 2025, there was approximately $21.3 million of unrecognized compensation expense related to outstanding equity awards under the 2023 Plan, the 2016 Plan, the inducement awards and the ESPP that is expected to be recognized as expense over a weighted average period of approximately 1.64 years.

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

For the year ended December 31, 2024, the Company recorded $5.0 million of R&D expenses in connection with the milestone payment for completion of a Phase 2 clinical trial for the compound or a licensed product under the Equinox License Agreement. No R&D expense was recorded for the year ended December 31, 2025 related to the Equinox License Agreement.

12.
Fair Value Measurements

The following tables summarize the Company’s assets by significant categories carried at fair value measured on a recurring basis at December 31, 2025 and 2024, respectively, by valuation hierarchy (in thousands):

	December 31, 2025
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$89,072	$—	$—	$89,072	$89,072	$—
Subtotal	$89,072	$—	$—	$89,072	$89,072	$—
Level 2:
Commercial paper	$89,211	$32	$—	$89,243	$4,990	$84,253
U.S. Treasury securities	90,023	79	(1)	90,101	—	90,101
U.S. Agency securities	29,900	11	—	29,911	—	29,911
Subtotal	$209,134	$122	$(1)	$209,255	$4,990	$204,265
Total	$298,206	$122	$(1)	$298,327	$94,062	$204,265

	December 31, 2024
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$95,859	$—	$—	$95,859	$95,859	$—
Subtotal	$95,859	$—	$—	$95,859	$95,859	$—
Level 2:
Commercial paper	$94,817	$26	$(1)	$94,842	$—	$94,842
U.S. Treasury securities	114,599	120	(8)	114,711	—	114,711
U.S. Agency securities	61,605	53	(2)	61,656	—	61,656
Subtotal	$271,021	$199	$(11)	$271,209	$—	$271,209
Total	$366,880	$199	$(11)	$367,068	$95,859	$271,209

At December 31, 2025, a total of $89.1 million or 94.7% of the Company’s interest-bearing cash equivalent balances were concentrated in one institutional money market fund that has investments consisting primarily of Repurchase Agreements, U.S Treasuries, and U.S. Government Agency Debts.

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

The Company contributed a total of $2.3 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively, in connection with these retirement plans.

14.
Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Year ended	Year Ended
	December 31,	December 31,
	2025	2024
U.S. operations	$(231,783)	$(130,880)
Non-U.S. operations	100	100
Loss before income taxes	$(231,683)	$(130,780)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 31,		December 31,
	2025		2024
U.S. Federal Statutory Rate	(48,654)	21.0%	(27,462)	21.0%
State and Local Income Taxes	147	(0.1)	(9,242)	7.1
Tax Credits
Federal R&D Tax Credits	(2,988)	1.3	(1,587)	1.2
Changes in Valuation Allowances	47,723	(20.6)	38,993	(29.8)
Non-Taxable or Nondeductible Items	715	(0.3)	(1,171)	0.9
Changes in Unrecognized Tax benefits	—	—	—	—
Other Adjustments
Section 162 (m) - prior period generation	3,024	(1.3)	—	—
Other Adjustments	219	(0.1)	559	(0.5)
Effective Tax Rate	186	(0.1)%	90	(0.1)%

In 2025 and 2024, Massachusetts comprised the majority of the state taxes.

The significant components of deferred income taxes are as follows (in thousands):

	December 31,	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$115,213	$102,514
Capitalized R&D	90,533	45,965
Deferred revenue	—	7,824
Lease liability	6,214	6,340
Stock-based compensation	23,247	17,717
Tax credits	17,145	10,503
Other	5,283	298
Total deferred tax assets	257,635	191,161
Deferred tax liabilities:
Right-of-use assets	5,485	5,737
Total deferred tax liabilities	5,485	5,737
Deferred tax assets, net	252,150	185,424
Valuation allowance	252,150	185,424
Total deferred tax liability	$—	$—

The valuation allowance generally reflects limitations on the Company’s ability to use the tax attributes and reduces the value of such attributes to the more-likely-than-not realizable amount. Management assessed the available positive and negative evidence to estimate if sufficient taxable income will be generated to use the existing net deferred tax assets. Based on a weighting of the objectively verifiable negative evidence in the form of cumulative operating losses over the three-year period ended December 31, 2025, management believes that it is not more likely than not that the deferred tax assets will be realized and, accordingly, a full valuation allowance has been established. The valuation allowance increased $66.7 million and $39.0 million for the years ended December 31, 2025 and 2024, respectively, with such increases attributed to the re-measurement of the net deferred tax assets at the year-end dates.

The Company has tax net operating loss and tax credit carry forwards in its individual tax jurisdictions, including approximately $49.3 million related to our 2018 acquisition of Icon Bioscience, Inc. At December 31, 2025, the Company had U.S. federal net operating loss carry forwards of approximately $407.2 million, which expire at various dates between calendar years 2025 and 2039. The utilization of certain of these loss and tax credit carry forwards may be limited by Sections 382 and 383 of the Internal Revenue Code as a result of historical or future changes in the Company’s ownership. At December 31, 2025, the Company had state net operating loss carry forwards of approximately $415.0 million, which expire between 2033 and 2040, as well as U.S. federal and state research and development tax credit carry forwards of approximately $18.3 million, which expire at various dates between calendar years 2025 and 2040. In addition, at December 31, 2025, the Company had net operating loss carry forwards in the UK of £20.9 million (approximately $25.3 million), which are not subject to any expiration dates.

The Company’s U.S. federal income tax returns for calendar years 2007 through 2024 remain subject to examination by the Internal Revenue Service. The Company’s UK tax returns for fiscal years 2006 through 2021 remain subject to examination.

Through December 31, 2025, the Company had no unrecognized tax benefits in its consolidated statements of comprehensive loss and no unrecognized tax benefits in its consolidated balance sheets as of December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, the Company had no accrued penalties or interest related to uncertain tax positions.

Cash paid for income taxes, net of refunds was $0.2 million and $0.1 million as of December 31, 2025 and 2024 respectively.

15.
Contingencies

Legal Proceedings

The Company is subject to various routine legal proceedings and claims incidental to its business.

U.S. Department of Justice Subpoena

As previously reported, in August 2022, the Company received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts (DOJ), seeking production of documents related to sales, marketing, and promotional practices, including as pertain to DEXYCU®, which the Company commercialized from 2019 to 2023.

The Company has been cooperating fully with the government in connection with this matter, which stems from a sealed qui tam complaint filed in the U.S. District Court for the District of Massachusetts. The DOJ investigation relates to the False Claims Act and the Anti-Kickback Statute, and has focused on certain of the Company’s sales, marketing and promotional practices, including sampling practices, as pertain to DEXYCU during the period for which the Company commercialized this product.

As previously disclosed, the Company has been in discussions with the DOJ regarding a possible negotiated resolution. In the first quarter of 2026, the Company reached an agreement in principle with the DOJ to settle these matters for a payment of approximately $4.7 million plus interest (exclusive of attorneys’ fees payable by the Company to counsel for relators in the qui tam action which are expected to be at or about $0.2 million), with such agreement in principle subject to our reaching an agreement in principle with the Office of Inspector General of the Department of Health and Human Services (HHS). Under ASC 450, the Company recorded an approximately $4.7 million litigation contingency liability for this matter in its consolidated balance sheets as of December 31, 2025 based on the status of settlement discussions with the DOJ as of that date. As of December 31, 2024, the contingent liability amount related to this matter was not determinable, and accordingly, the Company did not record a liability as of that date.

On February 26, 2026, the Company reached an agreement in principle with HHS to resolve matters related to the DOJ investigation on terms to include the Company entering into a corporate integrity agreement and HHS agreeing not to seek the Company’s exclusion from participation in Medicare, Medicaid, or other federal health care programs.

The agreements in principle are subject to negotiation, completion and execution of appropriate documents resolving these matters, including a settlement agreement and a corporate integrity agreement, which are expected to be finalized in the first half of 2026, and the final approval of the respective parties. There is no guarantee that the Company will be able to reach final agreement with DOJ or HHS. If the Company is not able to conclude a final resolution with the U.S. government, the DOJ may elect to proceed against the Company and seek damages in excess of the agreed in principle settlement amount, which potential liability cannot be reasonably estimated. Should a negotiated resolution of these matters not be achieved, the Company intends to defend itself vigorously.

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

Significant segment expenses are as follows (in thousands):

	December 31,
	2025	2024

Total revenues	$31,371	$43,273
DURAVYU direct research and development expense	(149,293)	(70,818)
Other direct research and development expense	(3,036)	(2,656)
Personnel expense (including stock based compensation)	(83,471)	(84,730)
Facilities expense	(6,638)	(3,921)
Depreciation and amortization	(2,309)	(1,540)
Intellectual property expense	(898)	(1,361)
Legal, corporate and professional expenses	(12,916)	(10,177)
Provision for income taxes	(279)	(90)
Interest and other income, net	11,751	15,074
Other segment expenses*	(16,244)	(13,924)
Net loss	(231,962)	(130,870)

*Other segment expenses include cost of goods sold and other expenses required to operate as a public company, such as insurance, software and contracted services.

Geographic Area Information

The following table summarizes the Company’s revenues and long-lived assets, net by geographic area (in thousands):

	Revenues		Long-Lived Assets, Net
	Year ended	Year ended
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024
U.S.	$29,979	$42,049	$9,023	$8,177
China	1,292	1,124	—	—
UK	100	100	—	—
Consolidated	$31,371	$43,273	$9,023	$8,177

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

Common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	As of December 31,
	2025	2024
Stock options	9,665,842	7,670,647
ESPP	53,208	41,464
Restricted stock units	1,473,538	1,315,629
	11,192,588	9,027,740

18.
Related Party Transactions

Nancy S. Lurker, the former Chief Executive Officer and Executive Vice Chair of the Company and current Vice Chair of the Board is a member of the board of directors of Altasciences, the parent company of Calvert Laboratories, Inc. (Calvert Labs), an entity with which the Company conducts business. The Company recorded $0.9 million and $1.5 million of research and development expense in the accompanying consolidated statements of comprehensive loss related to preclinical and analytical services provided by Altasciences for the years ended December 31, 2025 and 2024, respectively. Additionally, the Company recorded accounts payable of $0 and $0.4 million, and prepaid expenses of $0.3 million and $0.2 million in the accompanying consolidated balance sheets related to services provided by Altasciences, as of December 31, 2025 and 2024, respectively.

19.
Subsequent Events

On February 13, 2026, the Company amended the lease for its headquarters in Watertown, Massachusetts. Under the amendment, the Company leased an additional 10,675 square feet of rentable area of the building, with a commencement date of May 1, 2026 and a term of 18 months.