Form 10-Q
period 2026-03-31
EyePoint, Inc.
filed 2026-05-07
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

There were 83,841,298 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 1, 2026.

EYEPOINT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

EYEPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$77,712	$101,821
Marketable securities	144,833	204,265
Accounts and other receivables, net	1,157	651
Prepaid expenses and other current assets	24,552	20,105
Inventory	1,250	1,813
Total current assets	249,504	328,655
Property and equipment, net	9,482	9,023
Operating lease right-of-use assets	19,777	20,223
Restricted cash	150	150
Other assets	9,304	5,945
Total assets	$288,217	$363,996
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$18,813	$10,490
Accrued expenses	16,441	24,394
Other current liabilities	2,206	2,140
Total current liabilities	37,460	37,024
Operating lease liabilities – noncurrent	20,230	20,772
Other noncurrent liabilities	55	87
Total liabilities	57,745	57,883
Contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at March 31, 2026 and December 31, 2025; 83,453,001 and 82,826,416 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	83	83
Additional paid-in capital	1,419,397	1,410,047
Accumulated deficit	(1,189,810)	(1,104,978)
Accumulated other comprehensive income (loss)	802	961
Total stockholders' equity	230,472	306,113
Total liabilities and stockholders' equity	$288,217	$363,996

See notes to condensed consolidated financial statements.

EYEPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands except per share data)

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Product sales, net	$467	$715
License and collaboration agreements	88	11,049
Royalty income	141	12,689
Total revenues	696	24,453
Operating expenses:
Cost of sales	528	805
Research and development	72,148	58,574
Sales and marketing	3	35
General and administrative	15,243	13,876
Total operating expenses	87,922	73,290
Loss from operations	(87,226)	(48,837)
Other (expense) income:
Interest and other income, net	2,344	3,642
Total other income, net	2,344	3,642
Provision for income taxes	$50	$—
Net loss	$(84,832)	$(45,195)
Net loss per share:
Basic and diluted	$(0.99)	$(0.65)
Weighted average common shares outstanding:
Basic and diluted	85,999	69,767

Net loss	$(84,832)	$(45,195)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	(159)	(105)
Comprehensive loss	$(84,991)	$(45,300)

See notes to condensed consolidated financial statements.

EYEPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands except share data)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (loss)	Stockholders’ Equity
Balance at December 31, 2024	68,266,005	$68	$1,208,421	$(873,016)	$1,028	$336,501
Net loss	—	—	—	(45,195)	—	(45,195)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(105)	(105)
Employee stock purchase plan	55,283	—	369	—	—	369
Exercise of stock options	68,779	—	224	—	—	224
Stock units granted, net of units withheld for tax	421,290	1	(1,219)	—	—	(1,218)
Stock-based compensation	—	—	7,820	—	—	7,820
Balance at March 31, 2025	68,811,357	$69	$1,215,615	$(918,211)	$923	$298,396

Balance at December 31, 2025	82,826,416	$83	$1,410,047	$(1,104,978)	$961	$306,113
Net loss	—	—	—	(84,832)	—	(84,832)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(159)	(159)
Employee stock purchase plan	63,086	—	522	—	—	522
Exercise of stock options	77,124	—	606	—	—	606
Stock units granted, net of units withheld for tax	486,375	—	(3,416)	—	—	(3,416)
Stock-based compensation	—	—	11,638	—	—	11,638
Balance at March 31, 2026	83,453,001	$83	$1,419,397	$(1,189,810)	$802	$230,472

See notes to condensed consolidated financial statements.

EYEPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31
	2026	2025
Cash flows from operating activities:
Net loss	$(84,832)	$(45,195)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation of property and equipment	636	497
Amortization of debt discount and premium and discount on available-for-sale marketable securities	(778)	(1,733)
Stock-based compensation	11,638	7,820
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(4,954)	3,428
Other assets	(3,359)	(44)
Inventory	563	176
Accounts payable and accrued expenses	571	4,974
Right-of-use assets and operating lease liabilities	(28)	479
Deferred revenue	—	(23,522)
Other noncurrent liabilities	(6)	—
Net cash (used in) provided by operating activities	(80,549)	(53,120)
Cash flows from investing activities:
Purchases of marketable securities	(9,949)	(39,424)
Sales and maturities of marketable securities	70,000	79,225
Purchases of property and equipment	(997)	(276)
Net cash (used in) provided by investing activities	59,054	39,525
Cash flows from financing activities:
Payment of equity issue costs	(297)	(291)
Net settlement of stock units to satisfy statutory tax withholding	(3,416)	(1,218)
Proceeds from exercise of stock options and employee stock purchase plan	1,128	593
Principal payments on finance lease obligations	(29)	(35)
Net cash (used in) provided by financing activities	(2,614)	(951)
Net (decrease) increase in cash, cash equivalents and restricted cash	(24,109)	(14,546)
Cash, cash equivalents and restricted cash at beginning of period	101,971	99,854
Cash, cash equivalents and restricted cash at end of period	$77,862	$85,308
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$77,712	$85,158
Restricted cash	150	150
Total cash, cash equivalents and restricted cash at end of period	$77,862	$85,308
Supplemental disclosure of non-cash investing and financing activities:
Lease liability arising from obtaining right-of-use assets	$—	$903
Property and equipment additions in accounts payable and accrued expenses	$99	$96
Stock issuance costs in accounts payable and accrued expenses	$20	$20

See notes to condensed consolidated financial statements.

EYEPOINT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Operations

The accompanying condensed consolidated financial statements of EyePoint, Inc., a Delaware corporation (together with its subsidiaries, the Company), as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2025, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the periods indicated. The preparation of financial statements in accordance with United States (U.S.) generally accepted accounting principles requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the entire 2026 fiscal year or any future period.

The Company is committed to developing and commercializing innovative therapeutics to help improve the lives of patients with serious retinal diseases. The Company's pipeline leverages its proprietary bioerodible Durasert E™ technology (Durasert E™) for sustained intraocular drug delivery. The Company’s lead product candidate, DURAVYU™1 (a/k/a EYP-1901), is an investigational sustained delivery treatment for vascular endothelial growth factor (VEGF) mediated retinal diseases combining vorolanib, a selective and patent-protected tyrosine kinase inhibitor (TKI) with Durasert E™. DURAVYU is currently being evaluated in Phase 3 pivotal trials (LUGANO and LUCIA) for wet age-related macular degeneration (wet AMD) with data readout beginning in mid-2026. Pivotal Phase 3 clinical trials (COMO and CAPRI) in diabetic macular edema (DME) dosed first patients in February 2026 with enrollment completion anticipated in the third quarter of 2026. EyePoint is headquartered in Watertown, Massachusetts with a commercial manufacturing facility in Northbridge, Massachusetts.

The Company plans to identify and advance additional product candidates through clinical development for its pipeline. This may be accomplished through internal discovery efforts, research collaborations and/or in-licensing arrangements and potential acquisitions of additional products, product candidates or technologies.

Liquidity

The Company had cash, cash equivalents and investments in marketable securities of $222.5 million at March 31, 2026. The Company has a history of operating losses and has not had significant recurring cash inflows from revenue. The Company’s operations have been financed primarily from sales of its equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income, and other fees received from its collaboration partners. The Company anticipates that it will continue to incur losses as it continues the research and development of its product candidates, and the Company does not expect revenues to generate sufficient funding to sustain its operations in the near-term. The Company expects to continue fulfilling its funding needs through cash inflows from licensing and research collaboration transactions, additional equity capital raises and other arrangements. The Company believes that its cash, cash equivalents and investments in marketable securities of $222.5 million at March 31, 2026 will enable the Company to fund its current and planned operations for at least the next twelve months from the date these consolidated financial statements were issued. Actual cash requirements could differ from management’s projections due to many factors, the timing and results of the Company’s clinical trials for DURAVYU, additional investments in research and development programs, competing technological and market developments, the costs of any ongoing obligations in connection with a final negotiated settlement with the DOJ and HHS and the costs of any strategic acquisitions, and/or development of complementary business opportunities.

1. DURAVYU™ has been conditionally accepted by the FDA as the proprietary name for EYP-1901. DURAVYU is an investigational product candidate; it has not been approved by the FDA. FDA approval and the timeline for potential approval is uncertain.

2.
Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2025, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or the SEC, on March 5, 2026, or the 2025 Form 10-K. Since the date of those financial statements, there have been no material changes to the Company's significant accounting policies.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03—Income Statement —Reporting Comprehensive Income —Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Improvements to Interim Disclosure Requirements, which clarifies disclosure requirements for interim financial statements. The ASU is effective for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements, which includes targeted amendments to clarify, correct, and improve various aspects of the FASB Accounting Standards Codification. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures

3.
Revenue

License and Collaboration Agreements and Royalty Income

ANI Product Rights Agreement (PRA) and Commercial Supply Agreement

On May 17, 2023, the Company entered into a PRA with ANI Pharmaceuticals, Inc. (ANI). Under the PRA, the Company granted to ANI an exclusive and sublicensable right and license (the License) under the Company’s and its affiliates’ interest in certain of the Company’s and its affiliates’ intellectual property to develop, manufacture, sell, commercialize, and otherwise exploit certain products, including YUTIQ®, for the treatment and prevention of uveitis in the entire world except Europe, the Middle East and Africa (EMEA).

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

Revenue from sales of product supply to ANI under the CSA was $0 and $0.6 million during the three months ended March 31, 2026 and 2025, respectively. License and Collaboration revenue related to the PRA was $0 and $10.8 million during the three months ended March 31, 2026 and 2025, respectively. License and collaboration revenue, related to additional transitional services was $0.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

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

The Company recognized $0 and $12.7 million of royalty income related to the RPA for the three months ended March 31, 2026 and 2025, respectively.

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

During the three months ended March 31, 2026 and 2025, the Company recognized $0.5 million and $0, respectively, from sales of product supply to Ocumension under the supply agreement. Royalty income of $0.1 million and $0, respectively, was recorded for the three months ended March 31, 2026 and 2025. License and collaboration revenue related to additional technical assistance during the three months ended March 31, 2026 and 2025 was immaterial.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid expenses	$3,388	$3,515
Prepaid clinical	19,889	14,626
Other	1,275	1,964
Total prepaid expenses and other current assets	$24,552	$20,105

As of March 31, 2026 and December 31, 2025 the Company also had $8.7 million and $5.4 million, respectively, of long term prepaid clinical expense included in other assets on its consolidated balance sheets.

5.
Inventory

Inventory consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$1,166	$1,229
Work in process	84	584
Total inventory	$1,250	$1,813

As of March 31, 2026 and December 31, 2025, 100% of the Company’s inventory balance was YUTIQ® related.

6.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Personnel costs	$6,683	$14,534
Clinical trial costs	3,260	4,011
Professional fees, contingencies and legal fees	5,736	5,160
Sales chargebacks, rebates and other revenue reserves	61	62
Other	701	627
Total accrued expenses	$16,441	$24,394

7.
Leases

On February 13, 2026, the Company amended the lease for its headquarters in Watertown, Massachusetts. Under the amendment, the Company leased an additional 10,675 square feet of rentable area of the building, with a commencement date of April 1, 2026 and a term of 18 months.

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

As of March 31, 2026 the weighted average remaining term of the Company’s operating leases was 11.7 years and the weighted average discount rate was 11.8%. As of March 31, 2025 the weighted average remaining term of the Company’s operating leases was 12.1 years and the weighted average discount rate was 11.63%.

Supplemental balance sheet information related to operating leases are as follows (in thousands):

	March 31,	December 31,
	2026	2025
Other current liabilities – operating lease current portion	$2,084	$2,022
Operating lease liabilities – noncurrent portion	20,230	20,772
Total operating lease liabilities	$22,314	$22,794

The elements of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Lease expense included in:
Research and development	$1,010	$965
General and administrative	65	65
Variable lease costs	109	56
Total lease expense	$1,184	$1,086

Cash paid for amounts included in the measurement of operating lease liabilities was $1.1 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.

The Company’s total future minimum lease payments under non-cancellable leases at March 31, 2026 were as follows (in thousands):

Operating Leases
2026	3,373
2027	4,579
2028	3,469
2029	2,667
Thereafter	29,193
Total lease payments	$43,281
Less imputed interest	(20,967)
Total	$22,314

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

During the three months ended March 31, 2026 and 2025, we did not sell any shares of our common stock under our ATM offering facility.

During April and May 2026, the Company sold 385,395 shares of common stock under the ATM facility at a weighted average price of $14.75 per share for gross proceeds of approximately $5.7 million. Share issue costs, including sales agent commissions, totaled approximately $0.3 million.

Warrants to Purchase Common Shares

The Company issued 3,272,727 shares of pre-funded warrants (PFWs) to purchase common stock, in connection with the November 2021 underwritten public offering. On April 18, 2024, 2,181,818 PFWs were exercised in full as a cashless exercise, resulting in a net issuance of 2,180,776 shares of common stock.

The Company issued 1,500,000 shares of PFWs to purchase common stock, in connection with the October 2025 underwritten public offering.

As of March 31, 2026 and 2025, 2,590,909 and 1,090,909 PFWs were outstanding, respectively. The PFWs were included in the basic and diluted net loss per share calculations during both periods.

9.
Share-Based Payment Awards

Equity Incentive Plan

The 2023 Long-Term Incentive Plan (the “2023 Plan”), approved by the Company’s stockholders on June 20, 2023 (the “Adoption Date”), originally provided for the issuance of up to 3,500,000 shares of the Company’s common stock reserved for issuance under the 2023 Plan plus any additional shares of the Company’s common stock that were available for grant under the 2008 and the 2016 Incentive Plan (the “2008 & 2016 Plan”) at the Adoption Date or would otherwise become available for grant under the 2008 Plan as a result of subsequent termination or forfeiture of awards under the 2008 or 2016 Plan. Prior to June 18, 2025, the maximum aggregate number of shares available for issuance under the 2023 Plan was equal to (i) 7,500,000 shares, plus (ii) 184,904 shares that were previously available for grant under the Company’s 2016 Equity Incentive Plan (the 2016 Plan) that were transferred to the 2023 Plan on June 20, 2023, plus (iii) any shares granted under the Company’s 2008 Equity Incentive Plan or 2016 Plan (collectively, the Prior Plans) that, on or after the effective date of the 2023 Plan, become available as a result of the termination or forfeiture of awards under the Prior Plans. At the Company’s Annual Meeting of Stockholders held on June 18, 2025, the Company’s stockholders approved an amendment to the 2023 Plan to increase the number of shares authorized for issuance by 2,900,000 shares to 10,400,000 shares under the 2023 Plan. At March 31, 2026, a total of approximately 1,198,385 shares were available for new awards under the 2023 Plan.

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

Stock Options

The following table provides a reconciliation of stock option activity under the Company’s equity incentive plan and for inducement awards for the three months ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2025	9,665,842	$11.54	7.38	73,168
Granted	2,467,116	16.99
Exercised	(77,124)	7.86
Forfeited	(75,653)	13.07
Expired	(58,828)	21.11
Outstanding at March 31, 2026	11,921,353	$12.64	7.71	$32,866
Exercisable at March 31, 2026	6,030,667	$11.68	6.44	$20,695

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

The fair value of the share-based awards was measured with the following range of assumptions for the three months ended March 31, 2026:

Three Months Ended
March 31, 2026
Option life (in years)	5.5 - 6.08
Stock volatility	98% - 99%
Risk-free interest rate	3.68% - 3.94%
Expected dividends	0.0%

The following table summarizes information about employee, non-executive director and external consultant stock options for the three months ended March 31, 2026 (in thousands except per share amount):

Three Months Ended
March 31, 2026
Weighted average grant date fair value per share	$13.55
Total cash received from exercise of stock options	606
Total intrinsic value of stock options exercised	654

Performance Options

During the first quarter of 2026, the Company’s board of directors approved the issuance of stock options to purchase an aggregate of 671,000 shares of the Company’s common stock. These options contain performance‑based vesting conditions, which are earned and become eligible to vest based upon both the retained employment of the grantees and the achievement of certain development and regulatory performance based milestones related to DURAVYU. The Company will account for these awards using variable accounting in accordance with ASC 718.

For the three months ended March 31, 2026, the Company recognized no stock‑based compensation expense related to these performance‑based options. The Company will begin recognizing stock‑based compensation expense for these options in future periods if and when the relevant performance milestones are achieved or achievement becomes probable.

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

The following table provides a reconciliation of RSU activity under the 2016 Plan and the 2023 Plan for the three months ended March 31, 2026:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	1,473,538	$10.37
Granted	898,119	17.48
Vested	(685,554)	9.73
Forfeited	(20,325)	9.89
Nonvested at March 31, 2026	1,665,778	$14.47

At March 31, 2026, the weighted average remaining vesting term of the RSUs was 1.7 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the ESPP) allows qualified participants to purchase the Company’s common stock twice a year at 85% of the lesser of the average of the high and low sales price of the Company’s common stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period. The number of shares of the Company’s common stock each employee may purchase under this plan, when combined with all other employee stock purchase plans, is limited to the lower of an aggregate fair market value of $25,000 during each calendar year, or 5,000 shares of the Company’s common stock in any one offering period. The Company has maintained consecutive six-month offering periods since August 1, 2019. During the three months ended March 31, 2026, 63,086 shares of the Company’s common stock were issued pursuant to the ESPP.

The Company estimated the fair value of the option component of the ESPP shares at the date of grant using a Black-Scholes valuation model. During the three months ended March 31, 2026, and 2025 the compensation expense from ESPP shares was $0.1 million.

Stock-Based Compensation Expense

The Company’s condensed consolidated statements of operations and comprehensive loss included total compensation expense from stock-based payment awards as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Compensation expense included in:
Research and development	$6,010	$3,464
General and administrative	5,628	4,356
Total	$11,638	$7,820

At March 31, 2026, there was approximately $58.3 million of unrecognized compensation expense related to outstanding equity awards under the 2023 Plan, the 2016 Plan, the inducement awards and the ESPP that is expected to be recognized as expense over a weighted average period of approximately 1.75 years.

10.
Fair Value Measurements

The following tables summarize the Company’s assets by significant categories carried at fair value measured on a recurring basis by valuation hierarchy (in thousands):

	March 31, 2026
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$57,253	$—	$—	$57,253	$57,253	$—
Subtotal	$57,253	$—	$—	$57,253	$57,253	$—
Level 2:
Commercial paper	$49,828	$3	$(2)	$49,829	$—	$49,829
U.S. Treasury securities	65,108	4	(28)	65,084	—	65,084
U.S. Agency securities	29,935	1	(16)	29,920	—	29,920
Subtotal	$144,871	$8	$(46)	$144,833	$—	$144,833
Total	$202,124	$8	$(46)	$202,086	$57,253	$144,833

	December 31, 2025
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$89,072	$—	$—	$89,072	$89,072	$—
Subtotal	$89,072	$—	$—	$89,072	$89,072	$—
Level 2:
Commercial paper	$89,211	$32	$—	$89,243	$4,990	$84,253
U.S. Treasury securities	90,023	79	(1)	90,101	—	90,101
U.S. Agency securities	29,900	11	—	29,911	—	29,911
Subtotal	$209,134	$122	$(1)	$209,255	$4,990	$204,265
Total	$298,206	$122	$(1)	$298,327	$94,062	$204,265

At March 31, 2026, a total of $57.3 million or 100% of the Company’s interest-bearing cash equivalent balances were concentrated in one institutional money market fund that has investments consisting primarily of Repurchase Agreements and U.S Treasuries. At December 31, 2025, a total of $89.1 million or 94.7% of the Company’s interest-bearing cash equivalent balances were concentrated in one institutional money market fund that has investments consisting primarily of Repurchase Agreements, U.S Treasuries, and U.S. Government Agency Debts.

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

11.
Segment Information

Business Segment

The Company operates in one business segment, which is the business of developing and commercializing innovative products for the treatment of serious retinal diseases. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (CODM) in making decisions regarding resource allocation and assessing performance. The Company's CODM is the Chief Executive Officer. The CODM made such decisions and assessed performance at the Company level, as one segment.

Significant segment expenses are as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025

Total revenues	$696	$24,453
DURAVYU direct research and development expense	(46,852)	(41,898)
Other direct research and development expense	(605)	(985)
Personnel expense (including stock-based compensation)	(30,234)	(20,841)
Facilities expense	(1,606)	(1,409)
Depreciation and amortization	(636)	(497)
Intellectual property expense	(406)	(264)
Legal, corporate and professional expenses	(2,573)	(2,899)
Interest and other income, net	2,344	3,642
Other segment expenses*	(4,960)	(4,497)
Net loss	(84,832)	(45,195)

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

As previously disclosed, the Company has been in discussions with the DOJ regarding a possible negotiated resolution. In the first quarter of 2026, the Company reached an agreement in principle with the DOJ to settle these matters for a payment of approximately $4.7 million plus interest (exclusive of attorneys’ fees payable by the Company to counsel for relators in the qui tam action which are expected to be at or about $0.2 million), with such agreement in principle subject to our reaching an agreement in principle with the Office of Inspector General of the Department of Health and Human Services (HHS). Under ASC 450, the Company recorded an approximately $4.7 million litigation contingency liability for this matter in its consolidated balance sheets as of December 31, 2025 based on the status of settlement discussions with the DOJ as of that date. The Company recorded an additional $0.2 million accrual during the first quarter of 2026, for an ending accrual balance of $4.9 million as of March 31, 2026 related to this matter. As of March 31, 2025, the contingent liability amount related to this matter was not determinable, and, accordingly the Company did not record a liability as of that date.

On February 26, 2026, the Company reached an agreement in principle with HHS to resolve matters related to the DOJ investigation on terms to include the Company entering into a corporate integrity agreement and HHS agreeing not to seek the Company’s exclusion from participation in Medicare, Medicaid, or other federal health care programs.

The agreements in principle are subject to negotiation, completion and execution of appropriate documents resolving these matters, including a settlement agreement and a corporate integrity agreement, which are expected to be finalized in or around the second quarter of 2026. There is no guarantee that the Company will be able to reach final agreement with DOJ or HHS. If the Company is not able to conclude a final resolution with the U.S. government, the DOJ may elect to proceed against the Company and seek damages in excess of the agreed in principle settlement amount, which potential liability cannot be reasonably estimated. Should a negotiated resolution of these matters not be achieved, the Company intends to defend itself vigorously.

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

Common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	As of March 31,
	2026	2025
Stock options	11,921,353	9,394,686
ESPP	17,691	23,635
Restricted stock units	1,665,778	1,551,534
Total	13,604,822	10,969,855

14.
Related Party Transactions

Nancy S. Lurker, the former Chief Executive Officer and Executive Vice Chair of the Company and current Vice Chair of the Board is a member of the board of directors of Altasciences, the parent company of Calvert Laboratories, Inc. (Calvert Labs), an entity with which the Company conducts business. The Company recorded $0.3 million and $0.2 million of research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss related to preclinical and analytical services provided by Altasciences for the three months ended March 31, 2026 and 2025, respectively. Additionally, the Company recorded accounts payable of $0.1 million and $0, and prepaid expenses of $0.4 million and $0.3 million in the accompanying consolidated balance sheets related to services provided by Altasciences, as of March 31, 2026 and December 31, 2025, respectively.

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
•
our expectations regarding the timing and clinical development of our other product candidates;
•
our belief that our cash, cash equivalents, and investments in marketable securities of $222.5 million at March 31, 2026, will enable us to fund operations into the fourth quarter of 2027, beyond Phase 3 wet AMD topline data for DURAVYU expected in 2026;
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
•
our expectations regarding our pending litigation against Ocular Therapeutix, Inc.
•
our expectations regarding our ability to obtain and adequately maintain sufficient intellectual property protection for DURAVYU and any other products or product candidates, and to avoid claims of infringement of third-party intellectual property rights;
•
our expectations regarding the warning letter we received from the FDA in July 2024, or the Warning Letter, pertaining to YUTIQ® manufacturing, citing alleged violations of cGMP requirements in connection with an FDA inspection at the our Watertown facility in February 2024 and our fully executed plan which implemented the corrective and preventive actions required by the Warning Letter; and
•
our expectation that we will continue to incur significant expenses and that our operating losses and our net cash outflows to fund operations will continue for the foreseeable future.

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

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated, or implied in our forward-looking statements:

•
risks and uncertainties include the timing, progress and results of our clinical development activities;
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
•
uncertainties related to the regulatory authorization or approval process, and available development and regulatory pathways for approval of our product candidates;
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

We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The risks set forth under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as supplemented by the risks set forth under Item 1A of this Quarterly Report on Form 10-Q, describe major risks to our business, and you should read and interpret any forward-looking statements together with these risks. A variety of factors, including these risks, could cause our actual results and other expectations to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated, or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

Our forward-looking statements speak only as of the dates on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes makes it clear that any projected results expressed or implied in such statements will not be realized.

EYEPOINT®, DEXYCU®, Durasert®, DELIVERING INNOVATION TO THE EYE® and WITH AN EYE ON PATIENTS® are our trademarks. ILUVIEN® is ANI’s trademark The reports we file or furnish with the SEC, including this Quarterly Report on Form 10-Q, also contain trademarks, trade names, and service marks of other companies, which are the property of their respective owners.

Our Business

Overview

We are a clinical-stage biopharmaceutical company committed to developing and commercializing innovative therapeutics to improve the lives of patients with serious retinal diseases. Our pipeline leverages proprietary bioerodible Durasert E™ technology (Durasert E™) for sustained intraocular drug delivery. Our lead product candidate, DURAVYU™ (a/k/a EYP-1901), is an investigational sustained delivery treatment for vascular endothelial growth factor (VEGF) mediated retinal diseases combining vorolanib, a selective and patent-protected tyrosine kinase inhibitor (TKI) with Durasert E™. EyePoint is headquartered in Watertown, Massachusetts with a commercial manufacturing facility in Northbridge, Massachusetts.

DURAVYU brings a potential new multi-mechanism of action paradigm for the treatment of retinal diseases as vorolanib, the active drug in DURAVYU, acts through intracellular inhibition of all VEGF receptors, platelet-derived growth factor (PDGF) receptor, and pro-inflammatory interleukin 6 (IL-6)/JAK1 signaling. Vorolanib has also demonstrated neuroprotection in an in-vivo model of retinal detachment.

DURAVYU is being evaluated in Phase 3 clinical trials for the potential treatment of wet AMD and DME, the two largest retinal disease markets. Enrollment in the pivotal Phase 3 clinical trials for wet AMD is complete with data expected beginning in mid-2026. The first patients were dosed in both DME trials in February 2026 with enrollment completion expected in Q3 2026.

Recent Developments

•
On February 18, 2026, we announced the appointment of Michael Campbell as Chief Commercial Officer.
•
In the first quarter of 2026, we reached an agreement in principle with the DOJ to settle matters related to the DOJ investigation into certain of our sales, marketing and promotional practices as pertain to DEXYCU during the period for which we commercialized this product. The agreement in principle is for a payment of approximately $4.7 million plus interest (exclusive of attorneys’ fees payable by us to counsel for relators in the qui tam action which are expected to be at or about $0.2 million), with such agreement in principle subject to our reaching an agreement in principle with the Office of Inspector General of the Department of Health and Human Services (HHS). On February 26, 2026, we reached an agreement in principle with HHS to resolve matters related to the DOJ investigation on terms to include us entering into a corporate integrity agreement and HHS agreeing not to seek our exclusion from participation in Medicare, Medicaid, or other federal health care programs. The agreements in principle are subject to negotiation, completion and execution of appropriate documents resolving these matters, including a settlement agreement and a corporate integrity agreement, which are expected to be finalized in or around the second quarter of 2026.
•
On March 20, 2026, we filed a complaint against Ocular Therapeutix, Inc. (“Ocular”) in the Middlesex County Superior Court for the Commonwealth of Massachusetts (the “Complaint”). The Complaint alleges, among other things, Ocular's dissemination of false or misleading representations of fact concerning our company and the clinical results of our lead product candidate, DURAVYU™ (vorolanib intravitreal insert). The Complaint asserts several causes of action against Ocular, including defamation, commercial disparagement, violation of Mass. Gen. L. c. 93A, §§ 2 and 11, and tortious interference with advantageous business relations. The Company is seeking injunctive relief preventing Defendant from further disseminating the false or misleading representations of fact, requiring its public retraction of the false and misleading statements, monetary damages, attorneys’ fees and costs, and such other relief that the court deems just and proper.

R&D Highlights

•
On February 17, 2026, our first US patent for DURAVYU was issued, as US Patent No. 12,551,368, with an expiration date in 2043.
•
On March 2, 2026, we announced the first patients dosed in both Phase 3 COMO and CAPRI global clinical trials of DURAVYU for the treatment of DME.
•
On May 5, 2026, we presented new preclinical data at the Association for Research in Vision and Ophthalmology (ARVO) 2026 Annual Meeting that further demonstrates vorolanib’s inhibition of pro-inflammatory IL-6 signaling.
o
Vorolanib was identified as a potent inhibitor of JAK1, a critical transducer of IL-6 signaling, through extensive in vitro and in vivo studies.
o
These data further highlight DURAVYU's multi-mechanism of action and its potential to bring a synergistic anti-inflammatory effect to the established VEGF receptors and PDGF receptor inhibition for treatment of wet AMD and DME.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires that we make certain estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. We base our estimates, judgments, and assumptions on historical experience, anticipated results, and trends, and on various other factors that we believe are reasonable under the circumstances at the time. By their nature, these estimates, judgments, and assumptions are subject to an inherent degree of uncertainty. Actual results may differ from our estimates under different assumptions or conditions. In our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, we set forth our critical accounting policies and estimates, which included revenue recognition and recognition of expense in outsourced clinical trial agreements. See Note 2 of the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for a description of our accounting policies and estimates.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025:

	Three Months Ended
	March 31,		Change
	2026	2025	Amounts	%

Revenues:
Product sales, net	$467	$715	$(248)	-35%
License and collaboration agreements	88	11,049	(10,961)	-99%
Royalty income	141	12,689	(12,548)	-99%
Total revenues	696	24,453	(23,757)	-97%
Operating expenses:
Cost of sales	528	805	(277)	-34%
Research and development	72,148	58,574	13,574	23%
Sales and marketing	3	35	(32)	-91%
General and administrative	15,243	13,876	1,367	10%
Total operating expenses	87,922	73,290	14,632	20%
Loss from operations	(87,226)	(48,837)	(38,389)	79%
Other income (expense):
Interest and other income, net	2,344	3,642	(1,298)	-36%
Total other income, net	2,344	3,642	(1,298)	-36%
Net loss before income taxes	(84,882)	(45,195)	(39,687)	88%
Provision for income taxes	50	—	50	100%
Net loss	$(84,832)	$(45,195)	$(39,637)	88%
Net loss per share - basic and diluted	$(0.99)	$(0.65)	$(0.34)	52%
Weighted average shares outstanding - basic and diluted	85,999	69,767	16,232	23%

Product Sales, Net

Product sales, net decreased by $0.2 million, or 35%, to $0.5 million for the three months ended March 31, 2026 compared to the same period the prior year. This decrease was primarily attributable to the termination of the ANI commercial supply agreement (CSA) in the second quarter of 2025.

License and Collaboration Agreement

License and collaboration agreement revenue decreased by $11.0 million, or 99%, to $0.1 million for the three months ended March 31, 2026 compared to the same period the prior year. This decrease was primarily driven by the recognition of remaining deferred revenue related to our 2023 agreement for the license of YUTIQ® product rights in the second quarter of 2025.

Royalty Income

Royalty income decreased by $12.5 million, or 99%, to $0.1 million for the three months ended March 31, 2026 compared to the same period the prior year. This decrease was due to the termination of the SWK royalty purchase agreement (RPA) on March 18, 2025.

Cost of Sales

Cost of sales decreased by $0.3 million, or 34%, to $0.5 million for the three months ended March 31, 2026 compared to the same period the prior year. This decrease was primarily attributable to lower commercial product sales year over year.

Research and Development

The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Direct research and development expenses by program:
DURAVYU	$46,852	$41,898
Other direct research and development	605	985
Unallocated expenses:
Personnel (including stock based compensation)	20,426	12,386
Facilities	991	896
Other	3,274	2,409
Total research and development expenses	72,148	58,574

Research and development expenses increased by $13.6 million, or 23%, to $72.1 million for the three months ended March 31, 2026 compared to the same period the prior year. This increase was primarily attributable to ongoing DURAVYU Phase 3 clinical trials for wet AMD and DME and scale-up of the Northbridge commercial manufacturing facility.

Sales and Marketing

Sales and marketing expenses remained consistent and immaterial for the three months ended March 31, 2026 compared to the same period the prior year.

General and Administrative

General and administrative expenses increased by $1.4 million, or 10%, to $15.2 million for the three months ended March 31, 2026 compared to the same period the prior year. This increase was primarily attributable to increased personnel costs, including non-cash stock compensation.

Interest (Expense) Income

Interest (expense) income decreased by $1.3 million, or 36%, to $2.3 million for the three months ended March 31, 2026 compared to the same period the prior year. This decrease was primarily driven by lower cash available for investment in marketable securities.

Liquidity and Capital Resources

We have had a history of operating losses and an absence of significant recurring cash inflows from revenue, and at March 31, 2026 we had a total accumulated deficit of $1,189.8 million. Our operations have been financed primarily from sales of our equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from collaboration partners.

Financing Activities

In August 2020, we entered into an at-the-market facility (the ATM Facility) with Cantor Fitzgerald & Co (Cantor). Pursuant to the ATM Facility, we may, at our option, offer and sell shares of its common stock from time to time, through or to Cantor, acting as sales agent. We will pay Cantor a commission of 3.0% of the gross proceeds from any future sales of such shares. During the three months ended March 31, 2026 and 2025, we did not sell any shares of our common stock under our ATM offering facility.

Future Funding Requirements

At March 31, 2026, we had cash, cash equivalents, and investments in marketable securities of $222.5 million. We expect that our cash and investments in marketable securities will enable us to fund our operations into the fourth quarter of 2027. Due to the difficulty and uncertainty associated with the design and implementation of clinical trials, we will continue to assess our cash and cash equivalents, investments in marketable securities, and future funding requirements. However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations. We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of our product candidates. If we obtain marketing approval for any of our product candidates, we will incur significant sales, marketing, and manufacturing expenses. We also expect to continue to incur significant costs to comply with corporate governance, internal controls, and similar requirements associated with operating as a public reporting company.

Actual cash requirements could differ from management’s projections due to many factors including additional investments in research and development programs, clinical trial expenses for DURAVYU, competing technological and market developments and the costs of any strategic acquisitions and/or development of complementary business opportunities.

The amount of additional capital we will require will be influenced by many factors, including, but not limited to:

1.
the scope, progress, results, and costs of clinical trials of DURAVYU, as a sustained delivery intravitreal treatment for wet AMD and DME;
2.
our expectations regarding the timing and clinical development of our product candidates, including DURAVYU;
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

Our condensed consolidated statements of historical cash flows are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025	Change
Cash flows from operating activities:
Net loss	$(84,832)	$(45,195)	$(39,637)
Changes in operating assets and liabilities	(7,213)	(14,509)	7,296
Other adjustments to reconcile net loss to cash flows from operating activities:	11,496	6,584	4,912
Net cash (used in) provided by operating activities	$(80,549)	$(53,120)	$(27,429)
Net cash (used in) provided by investing activities	$59,054	$39,525	$19,529
Net cash (used in) provided by financing activities	$(2,614)	$(951)	$(1,663)

Operating cash outflows for the three months ended March 31, 2026 totaled $80.5 million primarily due to our net loss of $84.8 million reduced by $11.5 million of non-cash expenses, which was primarily attributable to $11.6 million of stock-based compensation. We incurred cash outflows of $7.2 million in other working capital adjustments driven primarily by increased prepaid clinical expenses.

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

For the three months ended March 31, 2026, $60.1 million of net cash was provided by investing activities from the sales of marketable securities, offset by $1.0 million used for the purchase of property and equipment.

For the three months ended March 31, 2025, $39.8 million of net cash was provided by investing activities from the sales of marketable securities, and $0.3 million was used for the purchase of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2026 totaled $2.6 million and consisted mainly of the following:

(i)
$3.4 million used for the settlement of stock units to satisfy statutory tax withholding
(ii)
$0.3 million used for payment of equity issue costs
(iii)
$1.1 million provided by the exercise of stock options and employee stock purchase plan

Net cash used in financing activities for the three months ended March 31, 2025 totaled $1.0 million and consisted mainly of the following:

(i)
$1.2 million used for the settlement of stock units to satisfy statutory tax withholding
(ii)
$0.3 million used for payment of equity issue costs
(iii)
$0.6 million provided by the exercise of stock options and employee stock purchase plan

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

DOJ Subpoena

As previously reported, in August 2022, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts (DOJ), seeking production of documents related to sales, marketing, and promotional practices, including as pertain to DEXYCU®, which we commercialized from 2019 to 2023 (the “DOJ Subpoena”). More information pertaining to the DOJ Subpoena can be found in Note 12. Contingencies, to the Notes to Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q).

Ocular Therapeutix, Inc.

On March 20, 2026, we filed a complaint (the “Complaint”) against Ocular Therapeutix, Inc. (“Ocular”) in the Middlesex County Superior Court for the Commonwealth of Massachusetts (the “Court”). The Complaint alleges, among other things, Ocular's dissemination of false or misleading representations of fact concerning our company and the clinical results of our lead product candidate, DURAVYU™ (vorolanib intravitreal insert). The Complaint asserts several causes of action against Ocular, including defamation, commercial disparagement, violation of Mass. Gen. L. c. 93A, §§ 2 and 11, and tortious interference with advantageous business relations. We are seeking injunctive relief preventing Ocular from further disseminating the false or misleading representations of fact, requiring its public retraction of the false and misleading statements, monetary damages in the amount to be determined at trial, attorneys’ fees and costs, and such other relief that the court deems just and proper. Ocular filed its answer on April 13, 2026, seeking judgment in its favor, dismissal with prejudice of all claims, award of attorneys’ fees, costs, and expenses incurred in connection with the action, and such other and further relief as the court deems appropriate. On April 13, 2026, the Court declined to impose a temporary restraining order, but convened a preliminary injunction hearing that began on May 5, 2026 and is scheduled to continue on June 10, 2026.

Item 1A. Risk Factors

This section augments and updates certain risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 (the Annual Report). The following risk factors should be read together with the other risk factors disclosed in the Annual Report. In addition to the other information in this Quarterly Report on Form 10-Q, all of the risk factors should be carefully considered in evaluating us and our common stock. Any of these risks, many of which are beyond our control, could materially and adversely affect our financial condition, results of operations or cash flows, or cause our actual results to differ materially from those projected in any forward-looking statements. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not identified below because they are common to all businesses. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. For more information, see “Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

•
statements, interviews, presentations, publications or other communications by third parties, including competitors, whether accurate or inaccurate, that may be perceived as negative with respect to us, our business, our product candidates, our preclinical and clinical data, or our prospects;
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
•
the use of social media platforms by customers, or investors;
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

We have initiated legal proceedings and may in the future become subject to litigation, which could harm our business, financial condition, stock price and reputation.

We are involved, and may become involved in the future, in disputes and other legal proceedings that could be costly and time-consuming to prosecute or defend and result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock. For example, on March 20, 2026, we filed a complaint against Ocular Therapeutix, Inc. (“Ocular”), in the Middlesex County Superior Court for the Commonwealth of Massachusetts. The complaint alleges, among other things, Ocular’s dissemination of false or misleading representations of fact concerning our company and the clinical results of DURAVYU, our lead product candidate (the “Ocular Litigation”). The complaint asserts several causes of action against Ocular, including defamation, commercial disparagement, violation of Mass. Gen. L. c. 93A, §§ 2 and 11, and tortious interference with advantageous business relations. We are seeking injunctive relief preventing Ocular from further disseminating the false or misleading representations of fact, requiring its public retraction of the false and misleading statements, monetary damages in the amount to be determined at trial, attorneys’ fees and costs, and such other relief that the court deems just and proper. Ocular filed its answer on April 13, 2026, seeking judgment in its favor, dismissal with prejudice of all claims, award of attorneys’ fees, costs, and expenses incurred in connection with the action, and such other and further relief as the court deems appropriate. We cannot predict whether the Ocular Litigation or any future legal matter will be resolved favorably for us. Legal proceedings in general, regardless of their merits or their ultimate outcomes, can be expensive and time-consuming to bring or defend against, requiring us to expend significant resources and divert the effort and attention of our management and other personnel from our business operations. The Ocular Litigation and any future litigation may adversely affect our business, results of operations, financial condition, prospects, and stock price. Furthermore, publicity surrounding legal proceedings, even if resolved favorably for us, could result in additional legal proceedings, damage to our reputation and cause volatility in our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c)

Rule 10b5-1 Trading Arrangements

The Company permits officers and directors to adopt written trading plans, known as “Rule 10b5-1 trading arrangements”, as such term defined in Item 408(a) of Regulation S-K for the purchase or sale of the Company's securities, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended March 31, 2026, none of our executive officers and directors adopted, modified or terminated Rule 10b5-1 trading arrangements for the purchase or sale of our common stock.

Item 6. Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

2.1#	Product Rights Agreement, dated May 17, 2023, by and between EyePoint Pharmaceuticals, Inc. and Alimera Sciences, Inc.	8-K	05/18/23	2.1

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1

3.2	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	10-K	09/13/17	3.2

3.3	Certificate of Correction to Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	8-K	04/02/18	3.1

3.4	Certificate of Amendment of Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/27/18	3.1

3.5	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/23/20	3.1

3.6	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	12/08/20	3.1

3.7	Certificate of Amendment to Certificate of Incorporation, as amended, of EyePoint, Inc.	8-K	12/08/25	3.1

3.8	By-Laws of EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	3.5

3.9	Amendment No. 1 to the By-Laws of EyePoint Pharmaceuticals, Inc.	8-K	11/06/18	3.1

3.10	Amendment No. 2 to the By-Laws of EyePoint, Inc.	8-K	12/08/25	3.2

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1

4.2	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	11/19/21	4.1

4.3	Form of Pre-Funded Warrant to Purchase Common Stock (2025)	8-K	10/17/25	4.1

10.1†	Third Amendment to Employment Agreement, dated March 5, 2026, by and between EyePoint, Inc. and Jay S. Duker.	10-K	03/05/26	10.22(a)

10.2†	First Amendment to Employment Agreement, dated March 5, 2026, by and between EyePoint, Inc. and George O. Elston.	10-K	03/05/26	10.23(a)

10.3†	First Amendment to Employment Agreement, dated March 5, 2026, by and between EyePoint, Inc. and Ramiro Ribeiro, M.D., Ph.D.	10-K	03/05/26	10.24(a)

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

EyePoint, Inc.

Date: May 7, 2026	By:	/s/ Jay S. Duker
	Name:	Jay S. Duker, M.D.
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ George O. Elston
	Name:	George O. Elston
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)