Form 10-Q
period 2026-06-30
EyePoint, Inc.
filed 2026-08-05
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

There were 86,212,138 shares of the registrant’s common stock, $0.001 par value, outstanding as of July 31, 2026.

EYEPOINT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

EYEPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$110,458	$101,821
Marketable securities	70,014	204,265
Accounts and other receivables, net	86	651
Prepaid expenses and other current assets	6,377	20,105
Inventory	1,882	1,813
Total current assets	188,817	328,655
Property and equipment, net	10,013	9,023
Operating lease right-of-use assets	19,843	20,223
Restricted cash	150	150
Other assets	9,368	5,945
Total assets	$228,191	$363,996
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$17,267	$10,490
Accrued expenses	21,997	24,394
Other current liabilities	2,679	2,140
Total current liabilities	41,943	37,024
Operating lease liabilities – noncurrent	19,814	20,772
Other noncurrent liabilities	23	87
Total liabilities	61,780	57,883
Contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at June 30, 2026 and December 31, 2025; 84,981,843 and 82,826,416 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	85	83
Additional paid-in capital	1,449,813	1,410,047
Accumulated deficit	(1,284,280)	(1,104,978)
Accumulated other comprehensive income (loss)	793	961
Total stockholders' equity	166,411	306,113
Total liabilities and stockholders' equity	$228,191	$363,996

See notes to condensed consolidated financial statements.

EYEPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Product sales, net	$—	$—	$467	$715
License and collaboration agreements	507	5,333	646	16,382
Royalty income	—	—	90	12,689
Total revenues	507	5,333	1,203	29,786
Operating expenses:
Cost of sales	—	165	533	970
Research and development	83,614	55,498	155,757	114,072
Sales and marketing	31	35	34	70
General and administrative	14,242	11,862	29,485	25,738
Total operating expenses	97,887	67,560	185,809	140,850
Loss from operations	(97,380)	(62,227)	(184,606)	(111,064)
Other (expense) income:
Interest and other income, net	2,910	2,894	5,254	6,536
Total other income, net	2,910	2,894	5,254	6,536
Net loss before income taxes	$(94,470)	$(59,333)	$(179,352)	$(104,528)
Provision for income taxes	—	(93)	50	(93)
Net loss	$(94,470)	$(59,426)	$(179,302)	$(104,621)
Net loss per share:
Basic and diluted	$(1.09)	$(0.85)	$(2.08)	$(1.50)
Weighted average common shares outstanding:
Basic and diluted	86,543	69,926	86,272	69,847

Net loss	$(94,470)	$(59,426)	$(179,302)	$(104,621)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(9)	(91)	(168)	(196)
Comprehensive income (loss)	$(94,479)	$(59,517)	$(179,470)	$(104,817)

See notes to condensed consolidated financial statements.

EYEPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands except share data)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (loss)	Stockholders’ Equity
Balance at March 31, 2025	68,811,357	$69	$1,215,615	$(918,211)	$923	$298,396
Net loss	—	—	—	(59,426)	—	(59,426)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(91)	(91)
Exercise of stock options	64,212	—	273	—	—	273
Stock units granted, net of units withheld for tax	14,080	—	(19)	—	—	(19)
Stock-based compensation	—	—	6,876	—	—	6,876
Balance at June 30, 2025	68,889,649	$69	$1,222,745	$(977,637)	$832	$246,009

Balance at March 31, 2026	83,453,001	$83	$1,419,397	$(1,189,810)	$802	$230,472
Net loss	—	—	—	(94,470)	—	(94,470)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(9)	(9)
Issuance of stock, net of issue costs	1,429,047	1	19,529	—	—	19,530
Exercise of stock options	86,444	—	556	—	—	556
Stock units granted, net of units withheld for tax	13,351	1	(67)	—	—	(66)
Stock-based compensation	—	—	10,398	—	—	10,398
Balance at June 30, 2026	84,981,843	$85	$1,449,813	$(1,284,280)	$793	$166,411

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (loss)	Stockholders’ Equity
Balance at December 31, 2024	68,266,005	$68	$1,208,421	$(873,016)	$1,028	$336,501
Net loss	—	—	—	(104,621)	—	(104,621)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(196)	(196)
Employee stock purchase plan	55,283	—	369	—	—	369
Exercise of stock options	132,991	—	497	—	—	497
Vesting of stock units	435,370	1	(1,238)	—	—	(1,237)
Stock-based compensation	—	—	14,696	—	—	14,696
Balance at June 30, 2025	68,889,649	$69	$1,222,745	$(977,637)	$832	$246,009

Balance at December 31, 2025	82,826,416	$83	$1,410,047	$(1,104,978)	$961	$306,113
Net loss	—	—	—	(179,302)	—	(179,302)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(168)	(168)
Issuance of stock, net of issue costs	1,429,047	1	19,529	—	—	19,530
Employee stock purchase plan	63,086	—	522	—	—	522
Exercise of stock options	163,568	—	1,162	—	—	1,162
Stock units granted, net of units withheld for tax	499,726	1	(3,483)	—	—	(3,482)
Stock-based compensation	—	—	22,036	—	—	22,036
Balance at June 30, 2026	84,981,843	$85	$1,449,813	$(1,284,280)	$793	$166,411

See notes to condensed consolidated financial statements.

EYEPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(179,302)	$(104,621)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation of property and equipment	1,326	1,035
Gain on sale of equity investment	(1,302)	—
Amortization of debt discount and premium and discount on available-for-sale marketable securities	(968)	(2,934)
Stock-based compensation	22,036	14,696
Deferred income tax	—	(90)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	14,292	3,248
Other assets	(3,423)	(62)
Inventory	(69)	(373)
Accounts payable and accrued expenses	4,559	1,504
Right-of-use assets and operating lease liabilities	(35)	543
Deferred revenue	—	(28,637)
Other noncurrent liabilities	(11)	(18)
Net cash (used in) provided by operating activities	(142,897)	(115,709)
Cash flows from investing activities:
Purchases of marketable securities	(9,949)	(93,368)
Sales and maturities of marketable securities	145,000	182,725
Proceeds from sale of equity investment	1,302	—
Purchases of property and equipment	(2,197)	(1,496)
Net cash (used in) provided by investing activities	134,156	87,861
Cash flows from financing activities:
Proceeds from issuance of stock	19,622	—
Payment of equity issue costs	(389)	(291)
Net settlement of stock units to satisfy statutory tax withholding	(3,482)	(1,237)
Proceeds from exercise of stock options and employee stock purchase plan	1,684	866
Principal payments on finance lease obligations	(57)	(51)
Net cash (used in) provided by financing activities	17,378	(713)
Net (decrease) increase in cash, cash equivalents and restricted cash	8,637	(28,561)
Cash, cash equivalents and restricted cash at beginning of period	101,971	99,854
Cash, cash equivalents and restricted cash at end of period	$110,608	$71,293
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$110,458	$71,143
Restricted cash	150	150
Total cash, cash equivalents and restricted cash at end of period	$110,608	$71,293
Supplemental disclosure of non-cash investing and financing activities:
Lease liability arising from obtaining right-of-use assets	$600	$903
Property and equipment additions in accounts payable and accrued expenses	$120	$43
Stock issuance costs in accounts payable and accrued expenses	$20	$20

See notes to condensed consolidated financial statements.

EYEPOINT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Operations

The accompanying condensed consolidated financial statements of EyePoint, Inc., a Delaware corporation (together with its subsidiaries, the Company), as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2025, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the periods indicated. The preparation of financial statements in accordance with United States (U.S.) generally accepted accounting principles requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the entire 2026 fiscal year or any future period.

The Company is committed to developing and commercializing innovative therapeutics to help improve the lives of patients with serious retinal diseases. The Company's pipeline leverages its proprietary bioerodible Durasert E™ technology (Durasert E™) for sustained intraocular drug delivery. The Company’s lead product candidate, DURAVYU™1 (a/k/a EYP-1901), is an investigational sustained delivery treatment for vascular endothelial growth factor (VEGF) mediated retinal diseases combining vorolanib, a selective and patent-protected tyrosine kinase inhibitor (TKI) with Durasert E™. DURAVYU is currently being evaluated in Phase 3 pivotal trials (LUGANO and LUCIA) for wet age-related macular degeneration (wet AMD) with initial data readout expected in August 2026. Pivotal Phase 3 clinical trials (COMO and CAPRI) in diabetic macular edema (DME) dosed first patients in February 2026, and enrollment completion was announced in July 2026. The initial data readout for the DME program is expected in the fourth quarter of 2027. EyePoint is headquartered in Watertown, Massachusetts and has a commercial manufacturing facility in Northbridge, Massachusetts.

The Company plans to identify and advance additional product candidates through clinical development for its pipeline. This may be accomplished through internal discovery efforts, research collaborations and/or in-licensing arrangements and potential acquisitions of additional products, product candidates or technologies.

Liquidity

The Company had cash, cash equivalents and investments in marketable securities of $180.5 million at June 30, 2026. The Company has a history of operating losses and has not had significant recurring cash inflows from revenue. The Company’s operations have been financed primarily from sales of its equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income, and other consideration received from its collaboration partners. The Company believes that its cash, cash equivalents and investments in marketable securities of $180.5 million at June 30, 2026 will enable the Company to fund its current and planned operations for at least the next twelve months from the date these consolidated financial statements were issued. Actual cash requirements could differ from management’s projections due to many factors, including the timing and results of the Company’s clinical trials for DURAVYU, additional investments in research and development programs, competing technological and market developments, and the costs of any strategic acquisitions and/or development of complementary business opportunities.

The Company anticipates that it will continue to incur losses as it continues the research and development of its product candidates, and the Company does not expect revenues to generate sufficient funding to sustain its operations in the near-term. The Company expects to continue fulfilling its funding needs through cash inflows from licensing and research collaboration transactions, additional equity capital raises and other arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborative arrangements. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, including its clinical trials, pipeline expansion or commercialization efforts, which could adversely affect its business prospects. Although management will continue to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding in the future on terms acceptable to the Company to fund continuing operations when needed or at all.

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

Revenue from sales of product supply to ANI under the CSA was $0 during the three and six months ended June 30, 2026, respectively and $0 and $0.6 million during the three and six months ended June 30, 2025, respectively. License and Collaboration revenue related to the PRA was $0 during the three and six months ended June 30, 2026, respectively and $5.1 million and $15.9 million during the three and six months ended June 30, 2025, respectively. License and collaboration revenue, related to additional transitional services was $0.1 million for the three and six months ended June 30, 2026, respectively and $0.2 million and $0.4 million during the three and six months ended June 30, 2025, respectively.

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
•
Exclusive rights to develop and commercialize YUTIQ® and DEXYCU® products under its own brand names in South Korea and other jurisdictions across Southeast Asia in Brunei, Burma (Myanmar), Cambodia, Timor-Leste, Indonesia, Laos, Malaysia, the Philippines, Singapore, Thailand, and Vietnam (the Territory), at its own cost and expense in return for royalties based on sales; and
•
The right and obligation to manufacture YUTIQ®, either by itself or through affiliates or sub-contractors, for sale and use in the Territory following completion of a technology and know-how transfer from the Company to Ocumension.

Revenue from sales of product supply to Ocumension under the supply agreement was $0 and $0.5 million during the three and six months ended June 30, 2026, respectively, and $0 during the three and six months ended June 30, 2025, respectively. Royalty income was immaterial during the three and six months ended June 30, 2026, respectively, and $0 was recorded for the three and six months ended June 30, 2025. License and collaboration revenue related to additional technical assistance during the three and six months ended June 30, 2026 and 2025 was immaterial.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid expenses	$3,425	$3,515
Prepaid clinical expenses	1,965	14,626
Other	987	1,964
Total prepaid expenses and other current assets	$6,377	$20,105

As of June 30, 2026 and December 31, 2025 the Company also had $8.7 million and $5.4 million, respectively, of long term prepaid clinical expense included in other assets on its consolidated balance sheets.

5.
Inventory

Inventory consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$1,118	$1,229
Work in process	764	584
Total inventory	$1,882	$1,813

As of June 30, 2026 and December 31, 2025, 100% of the Company’s inventory balance was related to YUTIQ® production for the Company's China partner, Ocumension.

6.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Personnel costs	$10,212	$14,534
Clinical trial costs	5,516	4,011
Professional fees, contingencies and legal fees	5,780	5,160
Sales chargebacks, rebates and other revenue reserves	61	62
Other	428	627
Total accrued expenses	$21,997	$24,394

7.
Leases

On February 13, 2026, the Company entered into a lease agreement (Watertown Lease) for its new office space expansion located at 480 Pleasant Street, Watertown, Massachusetts and consists of 10,675 square-feet. The lease term, under ASC 842, commenced during the second quarter of 2026. The Company signed an amendment effective February 13, 2026, providing for an obligation to pay base rent beginning on May 1, 2026. The Company is responsible for electricity costs applicable to the leased premises and reasonable care of provided furniture. The Company recognized an initial increase of $0.6 million to its lease liabilities and ROU assets resulting from the Watertown Lease during the second quarter of 2026.

The Company determined the lease consists of a single lease component and no option to extend the expansion space exists. Variable lease payments, such as electricity costs are not included in the determination of the lease’s ROU asset or lease liability.

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

As of June 30, 2026, the weighted average remaining term of the Company’s operating leases was 11.4 years and the weighted average discount rate was 11.69%. As of December 31, 2025, the weighted average remaining term of the Company’s operating leases was 11.8 years and the weighted average discount rate was 11.75%.

Supplemental balance sheet information related to operating leases are as follows (in thousands):

	June 30,	December 31,
	2026	2025
Other current liabilities – operating lease current portion	$2,553	$2,022
Operating lease liabilities – noncurrent portion	19,814	20,772
Total operating lease liabilities	$22,367	$22,794

The elements of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease expense included in:
Research and development	$1,063	$1,009	$2,073	$1,974
General and administrative	118	64	183	129
Variable lease costs	127	76	236	132
Total lease expense	$1,308	$1,149	$2,492	$2,235

Cash paid for amounts included in the measurement of operating lease liabilities was $1.2 million and $1.6 million for the six months ended June 30, 2026 and 2025, respectively.

The Company’s total future minimum lease payments under non-cancellable leases at June 30, 2026 were as follows (in thousands):

Operating Leases
Remainder of 2026	2,479
2027	4,952
2028	3,469
2029	2,667
2030	2,708
Thereafter	26,485
Total lease payments	$42,760
Less imputed interest	(20,393)
Total	$22,367

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

During the three and six months ended June 30, 2026, the Company sold 1,429,047 shares of common stock under the ATM Facility at a weighted average price of $14.16 per share for gross proceeds of approximately $20.2 million. Share issue costs, including sales agent commissions, totaled approximately $0.7 million. During July 2026, the Company sold 1,208,718 shares of common stock under the ATM Facility at a weighted average price of $14.44 per share for gross proceeds of approximately $17.5 million. Share issue costs, including sales agent commissions, totaled approximately $0.5 million.

During the three and six months ended June 30, 2025, the Company did not sell any shares of its common stock under the ATM Facility.

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

As of June 30, 2026 and 2025, 2,590,909 and 1,090,909 PFWs were outstanding, respectively. The PFWs were included in the basic and diluted net loss per share calculations during both periods.

9.
Share-Based Payment Awards

Equity Incentive Plan

The 2023 Long-Term Incentive Plan (the “2023 Plan”), approved by the Company’s stockholders on June 20, 2023 (the “Adoption Date”), originally provided for the issuance of up to 3,500,000 shares of the Company’s common stock reserved for issuance under the 2023 Plan plus any additional shares of the Company’s common stock that were available for grant under the 2008 and the 2016 Incentive Plan (the “2008 & 2016 Plan”) at the Adoption Date or would otherwise become available for grant under the 2008 Plan as a result of subsequent termination or forfeiture of awards under the 2008 or 2016 Plan. Prior to June 18, 2026, the maximum aggregate number of shares available for issuance under the 2023 Plan was equal to (i) 10,400,000 shares, plus (ii) 184,904 shares that were previously available for grant under the Company’s 2016 Equity Incentive Plan (the 2016 Plan) that were transferred to the 2023 Plan on June 20, 2023, plus (iii) any shares granted under the Company’s 2008 Equity Incentive Plan or 2016 Plan (collectively, the Prior Plans) that, on or after the effective date of the 2023 Plan, become available as a result of the termination or forfeiture of awards under the Prior Plans. At the Company’s Annual Meeting of Stockholders held on June 18, 2026, the Company’s stockholders approved an amendment to the 2023 Plan to increase the number of shares authorized for issuance by 4,900,000 shares to 15,300,000 shares under the 2023 Plan. At June 30, 2026, a total of approximately 6,329,633 shares were available for new awards under the 2023 Plan.

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

Stock Options

The following table provides a reconciliation of stock option activity under the Company’s equity incentive plan and for inducement awards for the six months ended June 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2025	9,665,842	$11.54	7.38	73,168
Granted	3,027,416	16.40
Exercised	(168,443)	7.14
Forfeited	(376,506)	12.23
Expired	(58,828)	21.11
Outstanding at June 30, 2026	12,089,481	$12.75	7.55	$41,432
Exercisable at June 30, 2026	6,326,143	$11.64	6.30	$28,608

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

The fair value of the share-based awards was measured with the following range of assumptions for the six months ended June 30, 2026:

Six Months Ended
June 30, 2026
Option life (in years)	5.5 - 6.1
Stock volatility	96% - 99%
Risk-free interest rate	3.68% - 4.31%
Expected dividends	0.0%

The following table summarizes information about employee, non-executive director and external consultant stock options for the six months ended June 30, 2026 (in thousands except per share amount):

Six Months Ended
June 30, 2026
Weighted average grant date fair value per share	$13.12
Total cash received from exercise of stock options	1,203
Total intrinsic value of stock options exercised	1,323

Performance Options

During the first quarter of 2026, the Company’s board of directors approved the issuance of stock options to purchase an aggregate of 671,000 shares of the Company’s common stock. These options contain performance‑based vesting conditions, which are earned and become eligible to vest based upon both the retained employment of the grantees and the achievement of certain development and regulatory performance based milestones related to DURAVYU. The Company will continue to assess the probability related to the performance milestones and begin recognizing stock-based compensation expense in future periods if, and when, achievement of the relevant performance milestones becomes probable or is achieved, consistent with the reassessment requirements of ASC 718.

For the six months ended June 30, 2026, the Company recognized no stock‑based compensation expense related to these performance‑based options. The Company will begin recognizing stock‑based compensation expense for these options in future periods if and when the relevant performance milestones are achieved or achievement becomes probable.

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

The following table provides a reconciliation of RSU activity under the 2016 Plan and the 2023 Plan for the six months ended June 30, 2026:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	1,473,538	$10.37
Granted	898,119	17.48
Vested	(704,086)	9.63
Forfeited	(57,945)	13.47
Nonvested at June 30, 2026	1,609,626	$14.55

At June 30, 2026, the weighted average remaining vesting term of the RSUs was 1.56 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the ESPP) allows qualified participants to purchase the Company’s common stock twice a year at 85% of the lesser of the average of the high and low sales price of the Company’s common stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period. The number of shares of the Company’s common stock each employee may purchase under this plan, when combined with all other employee stock purchase plans, is limited to the lower of an aggregate fair market value of $25,000 during each calendar year, or 5,000 shares of the Company’s common stock in any one offering period. The Company has maintained consecutive six-month offering periods since August 1, 2019. During the three and six months ended June 30, 2026, 0 and 63,086 shares of the Company’s common stock were issued pursuant to the ESPP.

The Company estimated the fair value of the option component of the ESPP shares at the date of grant using a Black-Scholes valuation model. During the three and six months ended June 30, 2026, and 2025 the compensation expense from ESPP shares was $0.1 million and $0.2 million, respectively.

Stock-Based Compensation Expense

The Company’s condensed consolidated statements of operations and comprehensive loss included total compensation expense from stock-based payment awards as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Compensation expense included in:
Research and development	$6,047	$3,178	$12,057	$6,642
General and administrative	4,351	3,698	9,979	8,054
Total	$10,398	$6,876	$22,036	$14,696

At June 30, 2026, there was approximately $50.4 million of unrecognized compensation expense related to outstanding equity awards under the 2023 Plan, the 2016 Plan, the inducement awards and the ESPP that is expected to be recognized as expense over a weighted average period of approximately 1.68 years.

10.
Fair Value Measurements

The following tables summarize the Company’s assets by significant categories carried at fair value measured on a recurring basis by valuation hierarchy (in thousands):

	June 30, 2026
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$76,744	$—	$—	$76,744	$76,744	$—
Subtotal	$76,744	$—	$—	$76,744	$76,744	$—
Level 2:
U.S. Treasury securities	$40,090	$—	$(29)	$40,061	$—	$40,061
U.S. Agency securities	29,972	—	(19)	29,953	—	29,953
Subtotal	$70,062	$—	$(48)	$70,014	$—	$70,014
Total	$146,806	$—	$(48)	$146,758	$76,744	$70,014

	December 31, 2025
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$89,072	$—	$—	$89,072	$89,072	$—
Subtotal	$89,072	$—	$—	$89,072	$89,072	$—
Level 2:
Commercial paper	$89,211	$32	$—	$89,243	$4,990	$84,253
U.S. Treasury securities	90,023	79	(1)	90,101	—	90,101
U.S. Agency securities	29,900	11	—	29,911	—	29,911
Subtotal	$209,134	$122	$(1)	$209,255	$4,990	$204,265
Total	$298,206	$122	$(1)	$298,327	$94,062	$204,265

At June 30, 2026, a total of $76.7 million or 100% of the Company’s interest-bearing cash equivalent balances were concentrated in one institutional money market fund that has investments consisting primarily of Repurchase Agreements and U.S Treasuries. At December 31, 2025, a total of $89.1 million or 94.7% of the Company’s interest-bearing cash equivalent balances were concentrated in one institutional money market fund that has investments consisting primarily of Repurchase Agreements, U.S Treasuries, and U.S. Government Agency Debts.

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

Significant segment expenses are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Total revenues	$507	$5,333	$1,203	$29,786
DURAVYU™ direct research and development expense	(57,985)	(37,349)	(104,837)	(79,247)
Other direct research and development expense	96	(1,003)	(509)	(1,988)
Personnel expense (including stock-based compensation)	(29,446)	(20,065)	(59,680)	(40,907)
Facilities expense	(1,800)	(1,863)	(3,406)	(3,267)
Depreciation and amortization	(690)	(538)	(1,326)	(1,035)
Intellectual property expense	(457)	(210)	(863)	(474)
Legal, corporate and professional expenses	(3,210)	(2,967)	(5,783)	(5,867)
Provision for income taxes	—	(93)	50	(93)
Interest and other income, net	2,910	2,894	5,254	6,536
Other segment expenses*	(4,395)	(3,565)	(9,405)	(8,065)
Net loss	(94,470)	(59,426)	(179,302)	(104,621)

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

U.S. Department of Justice Settlement

As previously reported, in August 2022, the Company received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts (DOJ), seeking production of documents related to sales, marketing, and promotional practices, including as pertain to DEXYCU®, which the Company commercialized from 2019 to 2023. The subpoena stemmed from a sealed qui tam complaint filed in the U.S. District Court for the District of Massachusetts. The DOJ investigation related to the False Claims Act and the Anti-Kickback Statute, and focused on certain of the Company’s sales, marketing and promotional practices, including sampling practices, as pertain to DEXYCU during the period for which the Company commercialized this product.

In the first quarter of 2026, the Company reached an agreement in principle with the DOJ to settle these matters for a payment of approximately $4.7 million plus interest (exclusive of attorneys’ fees payable by the Company to counsel for the relator in the qui tam action of approximately $0.2 million), with such agreement in principle subject to the Company reaching an agreement in principle with the Office of Inspector General of the Department of Health and Human Services (HHS). Under ASC 450, the Company recorded an approximately $4.7 million litigation contingency liability for this matter in its consolidated balance sheets as of December 31, 2025 based on the status of settlement discussions with the DOJ as of that date. The Company recorded an additional $0.2 million accrual during the first quarter of 2026, for an ending accrual balance of $4.9 million as of June 30, 2026 related to this matter. As of June 30, 2025, the contingent liability amount related to this matter was not determinable, and, accordingly the Company did not record a liability as of that date.

On July 17, 2026 (the “Effective Date”) the Company entered into a settlement agreement (the “Settlement Agreement”) with the United States of America, acting through the DOJ and on behalf of HHS and the Defense Health Agency (“DHA”), acting on behalf of the TRICARE Program, and the relator named therein. Pursuant to the Settlement Agreement, the Company agreed, among other things, to pay a settlement amount of $4,678,981.86, plus interest at a rate of 4.25% per annum from January 28, 2026 (the “Settlement Payment”). The Settlement Payment consisted of (i) $4,657,463.18 (plus interest) to be paid to the United States and (ii) $21,518.68 (plus interest) to be paid to certain participating states, in each case payable no later than 14 days after the Effective Date. In addition, the Company agreed to pay $166,500 for attorneys’ fees and costs to relator’s counsel no later than 60 days after the Effective Date. Conditioned upon payment of the Settlement Payment, the DOJ, OIG-HHS, DHA and the relator have agreed to release the Company and its subsidiaries from any civil or administrative monetary liability arising from the Covered Conduct (as defined in the Settlement Agreement), and the DOJ and the relator agreed to dismiss the civil action filed by the relator. In connection with the Settlement Agreement, on July 13, 2026, the Company entered into a Corporate Integrity Agreement (the “Corporate Integrity Agreement”) with HHS, which requires the Company to establish and maintain certain compliance programs for a five-year term, as more fully described in the Corporate Integrity Agreement. In exchange, HHS agreed not to seek the exclusion of the Company from participation in Medicare, Medicaid, or other federal health care programs as a result of the Covered Conduct. On July 31, 2026, the Company paid the Settlement Payment in full.

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

Common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	As of June 30,
	2026	2025
Stock options	12,089,481	9,475,631
ESPP	41,489	57,876
Restricted stock units	1,609,626	1,522,267
Total	13,740,596	11,055,774

14.

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
•
the potential of DURAVYU's multi-mechanism of action to deliver a synergistic anti-inflammatory effect alongside its established VEGF receptor and PDGF receptor inhibition in the treatment of wet AMD and DME;
•
our expectations regarding the timing and outcome of our ongoing clinical trials for DURAVYU for the treatment of wet AMD and DME;
•
our expectations regarding the timing and outcome of our planned regulatory communication and interactions with the U.S. Food and Drug Administration (FDA) and comparable regulatory bodies;
•
our expectations regarding the timing and clinical development of our other pipeline product candidates;
•
our belief that our cash, cash equivalents, and investments in marketable securities of $180.5 million at June 30, 2026, will enable us to fund operations into the fourth quarter of 2027, beyond Phase 3 wet AMD topline data for DURAVYU expected in 2026;
•
our expectations regarding our future expenses and capital expenditures;
•
our expectations regarding the warning letter we received from the FDA in July 2024, or the Warning Letter, pertaining to YUTIQ® manufacturing, citing alleged violations of cGMP requirements in connection with an FDA inspection at our Watertown facility in February 2024 and our fully executed plan which implemented the corrective and preventive actions required by the Warning Letter; and
•
our expectation that we will continue to incur significant expenses and that our operating losses and our net cash outflows to fund operations will continue for the foreseeable future.

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
•
our ability to comply with our obligations under the Corporate Integrity Agreement with the Office of Inspector General of the Department of Health and Human Services;
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

EYEPOINT®, DEXYCU®, Durasert®, Durasert E™, DELIVERING INNOVATION TO THE EYE® and WITH AN EYE ON PATIENTS® are our trademarks. ILUVIEN® is ANI’s trademark. We assigned our trademarks for YUTIQ to Alimera Sciences, Inc. (which was acquired by ANI) and to Ocumension Therapeutics in their respective territories. The reports we file or furnish with the SEC, including this Quarterly Report on Form 10-Q, also contain trademarks, trade names, and service marks of other companies, which are the property of their respective owners.

Our Business

Overview

We are a clinical-stage biopharmaceutical company committed to developing and commercializing innovative therapeutics to improve the lives of patients with serious retinal diseases. Our pipeline leverages proprietary bioerodible Durasert E™ technology (Durasert E™) for sustained intraocular drug delivery. Our lead product candidate, DURAVYU™ (a/k/a EYP-1901), is an investigational sustained delivery treatment for vascular endothelial growth factor (VEGF) mediated retinal diseases combining vorolanib, a selective and patent-protected tyrosine kinase inhibitor (TKI) with Durasert E™. EyePoint is headquartered in Watertown, Massachusetts and has a commercial manufacturing facility in Northbridge, Massachusetts.

DURAVYU brings a potential new multi-mechanism of action paradigm for the treatment of retinal diseases as vorolanib, the active drug in DURAVYU, acts through intracellular inhibition of all VEGF receptors, platelet-derived growth factor (PDGF) receptor, and pro-inflammatory interleukin 6 (IL-6)/JAK1 signaling. Vorolanib has also demonstrated neuroprotection in an in vivo model of retinal detachment.

DURAVYU is being evaluated in Phase 3 clinical trials for the potential treatment of wet AMD and DME, the two largest retinal disease markets. Enrollment in the pivotal Phase 3 clinical trials for wet AMD is complete with initial data expected in August 2026. The first patients were dosed in both DME trials in February 2026, and enrollment completion was announced in July 2026. The initial data readout for the DME program is expected in the fourth quarter of 2027.

Recent Developments

•
On July 13, 2026, we announced the appointment of Tarek S. Hassan, M.D., as Chief Strategic Science Officer.
•
On July 17, 2026 (the “Effective Date”) we entered into a settlement agreement (the “Settlement Agreement”) with the United States of America, acting through the DOJ and on behalf of HHS and the Defense Health Agency (“DHA”), acting on behalf of the TRICARE Program, and the relator named therein. Pursuant to the Settlement Agreement, we agreed, among other things, to pay a settlement amount of $4,678,981.86, plus interest at a rate of 4.25% per annum from January 28, 2026 (the “Settlement Payment”). The Settlement Payment consisted of (i) $4,657,463.18 (plus interest) to be paid to the United States and (ii) $21,518.68 (plus interest) to be paid to certain participating states, in each case payable no later than 14 days after the Effective Date. In addition, we agreed to pay $166,500 for attorneys’ fees and costs to relator’s counsel no later than 60 days after the Effective Date. Conditioned upon payment of the Settlement Payment, the DOJ, OIG-HHS, DHA and the relator have agreed to release the Company and its subsidiaries from any civil or administrative monetary liability arising from the Covered Conduct (as defined in the Settlement Agreement), and the DOJ and the relator agreed to dismiss the civil action filed by the relator. In connection with the Settlement Agreement, on July 13, 2026, we entered into a Corporate Integrity Agreement (the “Corporate Integrity Agreement”) with HHS, which requires the Company to establish and maintain certain compliance programs for a five-year term, as more fully described in the Corporate Integrity Agreement. In exchange, HHS agreed not to seek the exclusion of our Company from participation in Medicare, Medicaid, or other federal health care programs as a result of the Covered Conduct.
•
On July 30, 2026, we announced enrollment was completed in both COMO and CAPRI, the pivotal Phase 3 trials of DURAVYU for the treatment of DME, with over 480 patients enrolled across both trials. Topline data for both DME trials are anticipated in the fourth quarter of 2027.

R&D Highlights

•
On May 5, 2026, we presented new preclinical data at the Association for Research in Vision and Ophthalmology (ARVO) 2026 Annual Meeting that further demonstrates vorolanib’s inhibition of pro-inflammatory IL-6 signaling.
o
Through extensive in vitro and in vivo studies, vorolanib was identified as a potent inhibitor of JAK1, a critical transducer of IL-6 signaling. These data further highlight DURAVYU's multi-mechanism of action and its potential to deliver a synergistic anti-inflammatory effect alongside its established VEGF receptor and PDGF receptor inhibition in the treatment of wet AMD and DME.
•
On May 14, 2026, we announced a positive recommendation from the independent Data Safety Monitoring Committee (DSMC) following completion of its third scheduled review of the Company’s ongoing pivotal Phase 3 program evaluating DURAVYU™ for the treatment of wet AMD.
•
In July 2026, we delivered multiple oral presentations at the American Society of Retina Specialists (“ASRS”) Annual Meeting supporting DURAVYU’s potentially best-in-class therapeutic profile as a sustained release TKI being developed for multiple indications:
o
A characterization of the multi-mechanism of action of DURAVYU in retinal exudative diseases
o
Overview of key learnings from the Phase 2 DAVIO 2 clinical trial in wet AMD
o
Post-hoc analyses of patients from the Phase 2 DAVIO 2 clinical trial who met Phase 3 criteria
o
Overview of DME clinical program and key learnings: from the Phase 2 VERONA trial to pivotal Phase 3
•
We were accepted to deliver multiple presentations at the Retina Society Annual Meeting in September, underscoring the multi-modal activity and broad treatment potential of DURAVYU and enthusiasm from the retinal community for new treatment options in multiple serious retinal diseases. This will be the first conference where LUGANO data will be presented to the retinal community.

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

Results of Operations

Three months ended June 30, 2026 Compared to Three months ended June 30, 2025 (In thousands except share data and percentages:

	Three Months Ended
	June 30,		Change
	2026	2025	Amounts	%
Revenues:
Product sales, net	$—	$—	$—	0%
License and collaboration agreements	507	5,333	(4,826)	-90%
Royalty income	—	—	—	0%
Total revenues	507	5,333	(4,826)	-90%
Operating expenses:
Cost of sales	—	165	(165)	-100%
Research and development	83,614	55,498	28,116	51%
Sales and marketing	31	35	(4)	-11%
General and administrative	14,242	11,862	2,380	20%
Total operating expenses	97,887	67,560	30,327	45%
Loss from operations	(97,380)	(62,227)	(35,153)	56%
Other income (expense):
Interest and other income, net	2,910	2,894	16	1%
Total other income, net	2,910	2,894	16	1%
Net loss before income taxes	(94,470)	(59,333)	(35,137)	59%
Provision for income taxes	—	(93)	93	100%
Net loss	$(94,470)	$(59,426)	$(35,044)	59%
Net loss per share - basic and diluted	$(1.09)	$(0.85)	$(0.24)	28%
Weighted average shares outstanding - basic and diluted	86,543	69,926	16,617	24%

License and Collaboration Agreement

License and collaboration agreement revenue decreased by $4.8 million, or 90%, to $0.5 million for the three months ended June 30, 2026 compared to the same period the prior year. This decrease was primarily driven by the recognition of remaining deferred revenue related to our 2023 agreement for the license of YUTIQ® product rights in the second quarter of 2025.

Cost of Sales

Cost of sales remained immaterial for the three months ended June 30, 2026 compared to the same period the prior year.

Research and Development

The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,
	2026	2025
Direct research and development expenses by program:
DURAVYU™	$57,985	$37,349
Other direct research and development	(96)	1,003
Unallocated expenses:
Personnel (including stock based compensation)	20,832	12,703
Facilities	1,059	1,302
Other	3,834	3,141
Total research and development expenses	83,614	55,498

Research and development expenses increased by $28.1 million, or 51%, to $83.6 million for the three months ended June 30, 2026 compared to the same period the prior year. This increase was primarily attributable to ongoing DURAVYU Phase 3 clinical trials for wet AMD and DME and scale-up of the Northbridge commercial manufacturing facility.

Sales and Marketing

Sales and marketing expenses remained consistent and immaterial for the three months ended June 30, 2026 compared to the same period the prior year.

General and Administrative

General and administrative expenses increased by $2.4 million, or 20%, to $14.2 million for the three months ended June 30, 2026 compared to the same period the prior year. This increase was primarily attributable to increased personnel costs, including non-cash stock compensation.

Interest (Expense) Income

Interest (expense) income remained consistent for the three months ended June 30, 2026 compared to the same period the prior year.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025 (In thousands except share data and percentages:

	Six Months Ended
	June 30,		Change
	2026	2025	Amounts	%
Revenues:
Product sales, net	$467	$715	$(248)	-35%
License and collaboration agreements	646	16,382	(15,736)	-96%
Royalty income	90	12,689	(12,599)	-99%
Total revenues	1,203	29,786	(28,583)	-96%
Operating expenses:
Cost of sales	533	970	(437)	-45%
Research and development	155,757	114,072	41,685	37%
Sales and marketing	34	70	(36)	-51%
General and administrative	29,485	25,738	3,747	15%
Total operating expenses	185,809	140,850	44,959	32%
Loss from operations	(184,606)	(111,064)	(73,542)	66%
Other income (expense):
Interest and other income, net	5,254	6,536	(1,282)	-20%
Total other income, net	5,254	6,536	(1,282)	-20%
Net loss before income taxes	$(179,352)	$(104,528)	$(74,824)	72%
Provision for income taxes	$50	$(93)	$143	-154%
Net loss	$(179,302)	$(104,621)	$(74,681)	71%
Net loss per share - basic and diluted	$(2.08)	$(1.50)	$(0.58)	39%
Weighted average shares outstanding - basic and diluted	86,272	69,847	16,425	24%

Product Sales, Net

Product sales, net decreased by $0.2 million, or 35%, to $0.5 million for the six months ended June 30, 2026 compared to the same period the prior year. This decrease was primarily attributable to the termination of the ANI commercial supply agreement (CSA) in the second quarter of 2025.

License and Collaboration Agreement

License and collaboration agreement revenue decreased by $15.7 million, or 96%, to $0.6 million for the six months ended June 30, 2026 compared to the same period the prior year. This decrease was primarily driven by the recognition of remaining deferred revenue related to our 2023 agreement for the license of YUTIQ® product rights in the second quarter of 2025.

Royalty Income

Royalty income decreased by $12.6 million, or 99%, to $0.1 million for the six months ended June 30, 2026 compared to the same period the prior year. This decrease was due to the termination of the SWK royalty purchase agreement (RPA) on March 18, 2025.

Cost of Sales

Cost of sales decreased by $0.4 million, or 45%, to $0.5 million for the six months ended June 30, 2026 compared to the same period the prior year. This decrease was primarily attributable to lower commercial product sales year over year.

Research and Development

The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
	2026	2025
Direct research and development expenses by program:
DURAVYU™	$104,837	$79,247
Other direct research and development	509	1,988
Unallocated expenses:
Personnel (including stock based compensation)	41,258	25,089
Facilities	2,050	2,198
Other	7,103	5,550
Total research and development expenses	155,757	114,072

Research and development expenses increased by $41.7 million, or 37%, to $155.8 million for the six months ended June 30, 2026 compared to the same period the prior year. This increase was primarily attributable to ongoing DURAVYU Phase 3 clinical trials for wet AMD and DME and scale-up of the Northbridge commercial manufacturing facility.

Sales and Marketing

Sales and marketing expenses remained consistent and immaterial for the six months ended June 30, 2026 compared to the same period the prior year.

General and Administrative

General and administrative expenses increased by $3.7 million, or 15%, to $29.5 million for the six months ended June 30, 2026 compared to the same period the prior year. This increase was primarily attributable to increased personnel costs, including non-cash stock compensation.

Interest (Expense) Income

Interest (expense) income decreased by $1.3 million, or 20%, to $5.3 million for the six months ended June 30, 2026 compared to the same period the prior year. This decrease was primarily driven by lower cash available for investment in marketable securities.

Liquidity and Capital Resources

We have had a history of operating losses and an absence of significant recurring cash inflows from revenue, and at June 30, 2026 we had a total accumulated deficit of $1,284.3 million. Our operations have been financed primarily from sales of our equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from collaboration partners.

Financing Activities

In August 2020, we entered into an at-the-market facility (the ATM Facility) with Cantor Fitzgerald & Co (Cantor). Pursuant to the ATM Facility, we may, at our option, offer and sell shares of its common stock from time to time, through or to Cantor, acting as sales agent. We will pay Cantor a commission of 3.0% of the gross proceeds from any future sales of such shares.

During the three and six months ended June 30, 2026, we sold 1,429,047 shares of common stock under the ATM Facility at a weighted average price of $14.16 per share for gross proceeds of approximately $20.2 million. Share issue costs, including sales agent commissions, totaled approximately $0.7 million. During July 2026, we sold 1,208,718 shares of common stock under the ATM Facility at a weighted average price of $14.44 per share for gross proceeds of approximately $17.5 million. Share issue costs, including sales agent commissions, totaled approximately $0.5 million.

During the three and six months ended June 30, 2025, we did not sell any shares of its common stock under the ATM Facility.

Future Funding Requirements

At June 30, 2026, we had cash, cash equivalents, and investments in marketable securities of $180.5 million. We expect that our cash and investments in marketable securities will enable us to fund our operations into the fourth quarter of 2027. Due to the difficulty and uncertainty associated with the design and implementation of clinical trials, we will continue to assess our cash and cash equivalents, investments in marketable securities, and future funding requirements. However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations. We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of our product candidates. If we obtain marketing approval for any of our product candidates, we will incur significant sales, marketing, compliance, and manufacturing expenses. We also expect to continue to incur significant costs to comply with corporate governance, internal controls, and similar requirements associated with operating as a public reporting company.

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

1.
the scope, progress, results, and costs of clinical trials of DURAVYU for wet AMD and DME;
2.
our expectations regarding the timing and clinical development of our product candidates, including DURAVYU;
3.
our plans about whether, when, and how to fund and conduct additional pipeline product development programs;
4.
payments we receive under any new collaboration agreements or payments expected from existing agreements;
5.
whether and when we are able to enter into strategic arrangements for our products or product candidates and the nature of those arrangements;
6.
the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing any patent claims;
7.
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

Our condensed consolidated statements of historical cash flows are summarized as follows (in thousands):

	Six Months Ended
	June 30,
	2026	2025	Change
Cash flows from operating activities:
Net loss	$(179,302)	$(104,621)	$(74,681)
Changes in operating assets and liabilities	15,313	(23,795)	39,108
Other adjustments to reconcile net loss to cash flows from operating activities:	21,092	12,707	8,385
Net cash (used in) provided by operating activities	$(142,897)	$(115,709)	$(27,188)
Net cash (used in) provided by investing activities	$134,156	$87,861	$46,295
Net cash (used in) provided by financing activities	$17,378	$(713)	$18,091

Operating cash outflows for the six months ended June 30, 2026 totaled $142.9 million primarily due to our net loss of $179.3 million reduced by $21.1 million of non-cash expenses, which was primarily attributable to $22.0 million of stock-based compensation. We incurred cash inflows of $15.3 million in other working capital adjustments driven primarily by increased prepaid clinical expenses.

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

For the six months ended June 30, 2026, $136.4 million of net cash was provided by investing activities from the sales of marketable securities and gain on equity investments, offset by $2.2 million used for the purchase of property and equipment.

For the six months ended June 30, 2025, $89.4 million of net cash was provided by the sales of marketable securities, and $1.5 million was used for the purchase of property and equipment.

Net cash provided in financing activities for the six months ended June 30, 2026 totaled $17.4 million and consisted mainly of the following:

(i)
$19.6 million provided by net proceeds from the issuance of 1,429,047 shares of our common stock sold utilizing our ATM Facility;
(ii)
$1.7 million provided by the exercise of stock options and employee stock purchase plan;
(iii)
$3.5 million used for the settlement of stock units to satisfy statutory tax withholding; and
(iv)
$0.4 million used for payment of equity issue costs

Net cash used in financing activities for the six months ended June 30, 2025 totaled $0.7 million and consisted mainly of the following:

(i)
$1.2 million used for the settlement of stock units to satisfy statutory tax withholding;
(ii)
$0.3 million used for payment of equity issue costs;
(iii)
$0.9 million provided by the exercise of stock options

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ocular Therapeutix, Inc.

On March 20, 2026, we filed a complaint (the “Complaint”) against Ocular Therapeutix, Inc. (“Ocular”) in the Middlesex County Superior Court for the Commonwealth of Massachusetts (the “Court”). The Complaint alleges, among other things, Ocular's dissemination of false or misleading representations of fact concerning our company and the clinical results of our lead product candidate, DURAVYU™ (vorolanib intravitreal insert). The Complaint asserts several causes of action against Ocular, including defamation, commercial disparagement, violation of Mass. Gen. L. c. 93A, §§ 2 and 11, and tortious interference with advantageous business relations. We are seeking injunctive relief preventing Ocular from further disseminating the false or misleading representations of fact, requiring its public retraction of the false and misleading statements, monetary damages in the amount to be determined at trial, attorneys’ fees and costs, and such other relief that the court deems just and proper. Ocular filed its answer on April 13, 2026, seeking judgment in its favor, dismissal with prejudice of all claims, award of attorneys’ fees, costs, and expenses incurred in connection with the action, and such other and further relief as the court deems appropriate. On April 13, 2026, the Court declined to impose a temporary restraining order, but convened a preliminary injunction hearing that began on May 5, 2026 and continued on July 7, 2026. The Court has taken EyePoint's motion for a preliminary injunction under advisement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c)

Rule 10b5-1 Trading Arrangements

The Company permits officers and directors to adopt written trading plans, known as “Rule 10b5-1 trading arrangements”, as such term defined in Item 408(a) of Regulation S-K for the purchase or sale of the Company's securities, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended June 30, 2026, none of our executive officers and directors adopted, modified or terminated Rule 10b5-1 trading arrangements for the purchase or sale of our common stock.

Item 6. Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

2.1#	Product Rights Agreement, dated May 17, 2023, by and between EyePoint Pharmaceuticals, Inc. and Alimera Sciences, Inc.	8-K	05/18/23	2.1

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1

3.2	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	10-K	09/13/17	3.2

3.3	Certificate of Correction to Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	8-K	04/02/18	3.1

3.4	Certificate of Amendment of Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/27/18	3.1

3.5	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/23/20	3.1

3.6	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	12/08/20	3.1

3.7	Certificate of Amendment to Certificate of Incorporation, as amended, of EyePoint, Inc.	8-K	12/08/25	3.1

3.8	By-Laws of EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	3.5

3.9	Amendment No. 1 to the By-Laws of EyePoint Pharmaceuticals, Inc.	8-K	11/06/18	3.1

3.10	Amendment No. 2 to the By-Laws of EyePoint, Inc.	8-K	12/08/25	3.2

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1

4.2	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	11/19/21	4.1

4.3	Form of Pre-Funded Warrant to Purchase Common Stock (2025)	8-K	10/17/25	4.1

10.1†	EyePoint, Inc. Amendment No 3. to 2023 Long-Term Incentive Plan	8-K	06/22/26	10.1

10.2#	Settlement Agreement, dated July 17, 2026, by and among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services and the Defense Health Agency, acting on behalf of the TRICARE Program, EyePoint, Inc., and the relator named therein, through their authorized representatives.	8-K	07/17/26	10.1

10.3#	Corporate Integrity Agreement, dated July 13, 2026, by and among the Office of Inspector General of the Department of Health and Human Services and EyePoint, Inc	8-K	07/17/26	10.2

10.4*	Sixth Amendment to Lease, dated February 13, 2026, between GRE Riverworks, LLC and EyePoint, Inc.

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

EyePoint, Inc.

Date: August 5, 2026	By:	/s/ Jay S. Duker
	Name:	Jay S. Duker, M.D.
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2026	By:	/s/ George O. Elston
	Name:	George O. Elston
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)