Form 10-Q
period 2026-09-30
EyePoint, Inc.
filed 2026-11-12
CIK 1314102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

There were 113,782,597 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 6, 2026.

EYEPOINT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

EYEPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$83,206	$101,821
Marketable securities	35,007	204,265
Accounts and other receivables, net	259	651
Prepaid expenses and other current assets	6,849	20,105
Inventory	1,665	1,813
Total current assets	126,986	328,655
Property and equipment, net	10,304	9,023
Operating lease right-of-use assets	19,288	20,223
Restricted cash	150	150
Other assets	9,409	5,945
Total assets	$166,137	$363,996
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,251	$10,490
Accrued expenses	20,506	24,394
Other current liabilities	2,750	2,140
Total current liabilities	38,507	37,024
Operating lease liabilities – noncurrent	19,124	20,772
Other noncurrent liabilities	—	87
Total liabilities	57,631	57,883
Contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at September 30, 2026 and December 31, 2025; 90,770,955 and 82,826,416 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	91	83
Additional paid-in capital	1,487,493	1,410,047
Accumulated deficit	(1,379,892)	(1,104,978)
Accumulated other comprehensive income (loss)	814	961
Total stockholders' equity	108,506	306,113
Total liabilities and stockholders' equity	$166,137	$363,996

See notes to condensed consolidated financial statements.

EYEPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Product sales, net	$528	$582	$995	$1,297
License and collaboration agreements	49	150	695	16,531
Royalty income	179	234	269	12,923
Total revenues	756	966	1,959	30,751
Operating expenses:
Cost of sales	523	721	1,056	1,691
Research and development	81,670	47,754	237,427	161,825
Sales and marketing	31	26	65	96
General and administrative	15,409	14,490	44,894	40,228
Total operating expenses	97,633	62,991	283,442	203,840
Loss from operations	(96,877)	(62,025)	(281,483)	(173,089)
Other (expense) income:
Interest and other income, net	1,265	2,293	6,519	8,829
Total other income, net	1,265	2,293	6,519	8,829
Net loss before income taxes	$(95,612)	$(59,732)	$(274,964)	$(164,260)
Provision for income taxes	—	—	50	(93)
Net loss	$(95,612)	$(59,732)	$(274,914)	$(164,353)
Net loss per share:
Basic and diluted	$(1.07)	$(0.85)	$(3.15)	$(2.35)
Weighted average common shares outstanding:
Basic and diluted	89,245	70,168	87,274	69,955

Net loss	$(95,612)	$(59,732)	$(274,914)	$(164,353)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	21	87	(147)	(109)
Comprehensive income (loss)	$(95,591)	$(59,645)	$(275,061)	$(164,462)

See notes to condensed consolidated financial statements.

EYEPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands except share data)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (loss)	Stockholders’ Equity
Balance at June 30, 2025	68,889,649	$69	$1,222,745	$(977,637)	$832	$246,009
Net loss	—	—	—	(59,732)	—	(59,732)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	87	87
Issuance of stock, net of issue costs	495,118	1	6,617	—	—	6,618
Employee stock purchase plan	63,839	—	398	—	—	398
Exercise of stock options	90,206	—	506	—	—	506
Vesting of stock units	31,001	—	(132)	—	—	(132)
Stock-based compensation	—	—	6,428	—	—	6,428
Balance at September 30, 2025	69,569,813	$70	$1,236,562	$(1,037,369)	$919	$200,182

Balance at June 30, 2026	84,981,843	$85	$1,449,813	$(1,284,280)	$793	$166,411
Net loss	—	—	—	(95,612)	—	(95,612)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	21	21
Issuance of stock, net of issue costs	3,049,942	3	25,125	—	—	25,128
Exercise of warrants	2,590,909	3	10			13
Exercise of stock options	73,098	—	285	—	—	285
Employee stock purchase plan	52,288		552			552
Stock units granted, net of units withheld for tax	22,875	—	(158)	—	—	(158)
Stock-based compensation	—	—	11,866	—	—	11,866
Balance at September 30, 2026	90,770,955	$91	$1,487,493	$(1,379,892)	$814	$108,506

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (loss)	Stockholders’ Equity
Balance at December 31, 2024	68,266,005	$68	$1,208,421	$(873,016)	$1,028	$336,501
Net loss	—	—	—	(164,353)	—	(164,353)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(109)	(109)
Issuance of stock, net of issue costs	495,118	1	6,617	—	—	6,618
Employee stock purchase plan	119,122	—	767	—	—	767
Exercise of stock options	223,197	1	1,003	—	—	1,004
Vesting of stock units	466,371	—	(1,370)	—	—	(1,370)
Stock-based compensation	—	—	21,124	—	—	21,124
Balance at September 30, 2025	69,569,813	$70	$1,236,562	$(1,037,369)	$919	$200,182

Balance at December 31, 2025	82,826,416	$83	$1,410,047	$(1,104,978)	$961	$306,113
Net loss	—	—	—	(274,914)	—	(274,914)
Unrealized gain (loss) on available-for-sale securities					(147)	(147)
Issuance of stock, net of issue costs	4,478,989	4	44,654	—	—	44,658
Exercise of warrants	2,590,909	3	10	—	—	13
Employee stock purchase plan	115,374	—	1,074	—	—	1,074
Exercise of stock options	236,666	—	1,447	—	—	1,447
Stock units granted, net of units withheld for tax	522,601	1	(3,641)	—	—	(3,640)
Stock-based compensation		—	33,902	—	—	33,902
Balance at September 30, 2026	90,770,955	$91	$1,487,493	$(1,379,892)	$814	$108,506

See notes to condensed consolidated financial statements.

EYEPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(274,914)	$(164,353)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation of property and equipment	2,091	1,611
Gain on sale of equity investment	(1,302)	—
Amortization of debt discount and premium and discount on available-for-sale marketable securities	(940)	(3,885)
Stock-based compensation	33,902	21,124
Deferred income tax	—	(90)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	13,647	114
Other assets	(3,464)	(86)
Inventory	147	195
Accounts payable and accrued expenses	1,223	(1,554)
Right-of-use assets and operating lease liabilities	(87)	524
Deferred revenue	—	(28,637)
Other noncurrent liabilities	(16)	(26)
Net cash (used in) provided by operating activities	(229,713)	(175,063)
Cash flows from investing activities:
Purchases of marketable securities	(9,949)	(103,185)
Sales and maturities of marketable securities	180,000	248,725
Proceeds from sale of equity investment	1,302	—
Purchases of property and equipment	(3,403)	(2,294)
Net cash (used in) provided by investing activities	167,950	143,246
Cash flows from financing activities:
Proceeds from issuance of stock	44,730	6,658
Proceeds from exercise of warrants	13	—
Payment of equity issue costs	(389)	(291)
Net settlement of stock units to satisfy statutory tax withholding	(3,640)	(1,370)
Proceeds from exercise of stock options and employee stock purchase plan	2,521	1,771
Principal payments on finance lease obligations	(87)	(78)
Net cash (used in) provided by financing activities	43,148	6,690
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,615)	(25,127)
Cash, cash equivalents and restricted cash at beginning of period	101,971	99,854
Cash, cash equivalents and restricted cash at end of period	$83,356	$74,727
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$83,206	$74,577
Restricted cash	150	150
Total cash, cash equivalents and restricted cash at end of period	$83,356	$74,727
Supplemental disclosure of non-cash investing and financing activities:
Lease liability arising from obtaining right-of-use assets	$600	$903
Stock issuance costs in accounts payable and accrued expenses	$—	$40

See notes to condensed consolidated financial statements.

EYEPOINT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Operations

The accompanying condensed consolidated financial statements of EyePoint, Inc., a Delaware corporation (together with its subsidiaries, the Company), as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 are unaudited. Certain information in the footnote disclosures of these financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2025, and include all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the periods indicated. The preparation of financial statements in accordance with United States (U.S.) generally accepted accounting principles requires management to make assumptions and estimates that affect, among other things, (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements; and (iii) reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the entire 2026 fiscal year or any future period.

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

Topline data from the LUGANO and LUCIA clinical trials were announced on August 17, 2026 and October 19, 2026, respectively. Both trials did not meet the primary endpoint of non-inferiority change in best corrected visual acuity (BCVA) versus on-label aflibercept control despite demonstrating visual acuity improvements for a majority of patients and achieving key secondary endpoints including a continued favorable safety profile with redosing, reduction in treatment burden and percentage of patients supplement-free through Week 56. The Company announced a Strategic Prioritization (the "Prioritization") under which the pivotal Phase 3 wet AMD trials will be concluded early, without full completion of the second year of each trial, while also allowing additional patients to complete year two to support the necessary safety database for a potential new drug application for DME. The Company continues its evaluation of the full Phase 3 dataset for potential next steps for DURAVYU as a potential treatment for wet AMD. As a part of the Prioritization, the Company announced a reduction in workforce of approximately 53%. See Note 2 for further details regarding the Prioritization.

Pivotal Phase 3 clinical trials (COMO and CAPRI) in diabetic macular edema (DME) are fully enrolled and ongoing. Both trials dosed the first patients in February 2026 and enrollment completion was announced in July 2026. With over 550 patients enrolled, the initial data readout for the DME program in both studies is expected early in the fourth quarter of 2027. Unlike wet AMD, DME is a multi-factorial exudative disease that involves both VEGF and inflammatory pathways, including interleukin 6 (IL-6)/JAK1 signaling, both potentially inhibited by vorolanib.

EyePoint is headquartered in Watertown, Massachusetts and has a commercial manufacturing facility in Northbridge, Massachusetts.

Liquidity and Ability to Continue as a Going Concern

The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had cash, cash equivalents and investments in marketable securities of $118.2 million at September 30, 2026. The Company has a history of operating losses and has not had significant recurring cash inflows from revenue. The Company’s operations have been financed primarily through sales of equity securities, issuance of debt, and license fees, milestone payments, royalty income, and other consideration received from collaboration partners. The Company anticipates that it will continue to incur losses as it researches and develops its product candidates and does not expect revenues to generate sufficient funding to sustain its operations in the near term.

1. DURAVYU™ has been conditionally accepted by the FDA as the proprietary name for EYP-1901. DURAVYU is an investigational product candidate; it has not been approved by the FDA. FDA approval and the timeline for potential approval is uncertain.

Based on current operating plans and excluding future external financing, the Company will not have sufficient cash and cash equivalents to fund its operating expenses and capital requirements beyond one year from the issuance of these condensed consolidated financial statements. Actual cash requirements could differ from management’s projections due to many factors, including the timing and results of the Company’s clinical trials for DURAVYU, the impact of the Company’s strategic prioritization plan and accompanying reduction in force, and competing technological and market developments. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions and events, the Company plans to seek additional funding through a combination of equity offerings, government or private-party grants, debt financings, or other capital sources, such as collaborations with other companies, strategic alliances, or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, or enter into collaborative arrangements. Although management will continue to pursue these plans, there is no assurance that they will be successful or provide sufficient funding when needed. If the Company is unable to obtain funding, it could be forced to delay, reduce, or eliminate some or all of its research and development programs, including its clinical trials, pipeline expansion, or commercialization efforts, which could adversely affect its business prospects. Accordingly, management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Revenue from sales of product supply to ANI under the CSA was $0 during the three and nine months ended September 30, 2026, respectively and $0 and $0.6 million during the three and nine months ended September 30, 2025, respectively. License and Collaboration revenue related to the PRA was $0 during the three and nine months ended September 30, 2026, respectively and $0 million and $15.9 million during the three and nine months ended September 30, 2025, respectively. License and collaboration revenue, related to additional transitional services was immaterial for the three and nine months ended September 30, 2026, respectively and $0.1 million and $0.5 million during the three and nine months ended September 30, 2025, respectively.

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

Revenue from sales of product supply to Ocumension under the supply agreement was $0.5 million and $1.0 million during the three and nine months ended September 30, 2026, respectively, and $0.6 million during the three and nine months ended September 30, 2025, respectively. Royalty income was $0.2 million and $0.3 million during the three and nine months ended September 30, 2026, respectively, and $0.2 million was recorded for the three and nine months ended September 30, 2025. License and collaboration revenue related to additional technical assistance during the three and nine months ended September 30, 2026 and 2025 was immaterial.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid expenses	$2,590	$3,515
Prepaid clinical expenses	3,315	14,626
Other	944	1,964
Total prepaid expenses and other current assets	$6,849	$20,105

As of September 30, 2026 and December 31, 2025 the Company also had $8.7 million and $5.4 million, respectively, of long term prepaid clinical expense included in other assets on its consolidated balance sheets.

5.
Inventory

Inventory consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$1,015	$1,229
Work in process	650	584
Total inventory	$1,665	$1,813

As of September 30, 2026 and December 31, 2025, 100% of the Company’s inventory balance was related to YUTIQ® production for the Company's China partner, Ocumension.

6.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Personnel costs	$14,981	$14,534
Clinical trial costs	4,730	4,011
Professional fees, contingencies and legal fees	326	5,160
Sales chargebacks, rebates and other revenue reserves	58	62
Other	411	627
Total accrued expenses	$20,506	$24,394

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

As of September 30, 2026, the weighted average remaining term of the Company’s operating leases was 11.3 years and the weighted average discount rate was 11.77%. As of December 31, 2025, the weighted average remaining term of the Company’s operating leases was 11.8 years and the weighted average discount rate was 11.75%.

Supplemental balance sheet information related to operating leases are as follows (in thousands):

	September 30,	December 31,
	2026	2025
Other current liabilities – operating lease current portion	$2,632	$2,022
Operating lease liabilities – noncurrent portion	19,124	20,772
Total operating lease liabilities	$21,756	$22,794

The elements of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease expense included in:
Research and development	$1,063	$1,010	$3,136	$2,984
General and administrative	118	65	301	194
Variable lease costs	108	104	344	236
Total lease expense	$1,289	$1,179	$3,781	$3,414

Cash paid for amounts included in the measurement of operating lease liabilities was $3.5 million and $2.7 million for the nine months ended September 30, 2026 and 2025, respectively.

The Company’s total future minimum lease payments under non-cancellable leases at September 30, 2026 were as follows (in thousands):

Operating Leases
Remainder of 2026	1,241
2027	4,952
2028	3,469
2029	2,667
2030	2,708
Thereafter	26,486
Total lease payments	$41,523
Less imputed interest	(19,767)
Total	$21,756

8.
Stockholders’ Equity

ATM Facility

In August 2020, the Company entered into an at-the-market facility (the ATM Facility) with Cantor Fitzgerald & Co (Cantor). Pursuant to the ATM Facility, the Company may, at its option, offer and sell shares of its common stock from time to time, through or to Cantor, acting as sales agent. The Company pays Cantor a commission of 3.0% of the gross proceeds from any sales of such shares.

During the three months ended September 30, 2026, the Company sold 3,049,942 shares of common stock under the ATM Facility at a weighted average price of $8.49 per share for gross proceeds of approximately $25.9 million. Share issue costs, including sales agent commissions, totaled approximately $0.8 million.

During the nine months ended September 30, 2026, the Company sold 4,478,989 shares of common stock under the ATM Facility at a weighted average price of $10.30 per share for gross proceeds of approximately $46.1 million. Share issue costs, including sales agent commissions, totaled approximately $1.5 million. Further, subsequent to September 30, 2026, the Company sold 22,992,900 shares of common stock under the ATM Facility at a weighted average price of $0.44 per share for gross proceeds of approximately $10.1 million. Share issue costs, including sales agent commissions, totaled approximately $0.3 million.

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

On August 18, 2026, 2,590,909 PFWs were exercised in full as a cash exercise.

As of September 30, 2026 and 2025, 0 and 1,090,909 PFWs were outstanding, respectively. The PFWs were included in the basic and diluted net loss per share calculations during applicable periods.

9.
Share-Based Payment Awards

Equity Incentive Plan

The 2023 Long-Term Incentive Plan (the “2023 Plan”), approved by the Company’s stockholders on June 20, 2023 (the “Adoption Date”), originally provided for the issuance of up to 3,500,000 shares of the Company’s common stock reserved for issuance under the 2023 Plan plus any additional shares of the Company’s common stock that were available for grant under the 2008 and the 2016 Incentive Plan (the “2008 & 2016 Plan”) at the Adoption Date or would otherwise become available for grant under the 2008 Plan as a result of subsequent termination or forfeiture of awards under the 2008 or 2016 Plan. Prior to June 18, 2026, the maximum aggregate number of shares available for issuance under the 2023 Plan was equal to (i) 10,400,000 shares, plus (ii) 184,904 shares that were previously available for grant under the Company’s 2016 Equity Incentive Plan (the 2016 Plan) that were transferred to the 2023 Plan on June 20, 2023, plus (iii) any shares granted under the Company’s 2008 Equity Incentive Plan or 2016 Plan (collectively, the Prior Plans) that, on or after the effective date of the 2023 Plan, become available as a result of the termination or forfeiture of awards under the Prior Plans. At the Company’s Annual Meeting of Stockholders held on June 18, 2026, the Company’s stockholders approved an amendment to the 2023 Plan to increase the number of shares authorized for issuance by 4,900,000 shares to 15,300,000 shares under the 2023 Plan. At September 30, 2026, a total of approximately 6,667,253 shares were available for new awards under the 2023 Plan.

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

Stock Options

The following table provides a reconciliation of stock option activity under the Company’s equity incentive plan and for inducement awards for the nine months ended September 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2025	9,665,842	$11.54	7.38	73,168
Granted	3,208,516	16.27
Exercised	(255,408)	5.91
Forfeited	(757,862)	12.62
Expired	(157,948)	30.44
Outstanding at September 30, 2026	11,703,140	$12.64	7.42	$25
Exercisable at September 30, 2026	6,288,537	$11.26	6.23	$23

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

The fair value of the share-based awards was measured with the following range of assumptions for the nine months ended September 30, 2026:

Nine Months Ended
September 30, 2026
Option life (in years)	5.5 - 6.1
Stock volatility	96% - 106%
Risk-free interest rate	3.68% - 4.81%
Expected dividends	0.0%

The following table summarizes information about employee, non-executive director and external consultant stock options for the nine months ended September 30, 2026 (in thousands except per share amount):

Nine Months Ended
September 30, 2026
Weighted average grant date fair value per share	$12.96
Total cash received from exercise of stock options	1,509
Total intrinsic value of stock options exercised	1,387

Performance Options

During the first quarter of 2026, the Company’s board of directors approved the issuance of stock options to purchase an aggregate of 671,000 shares of the Company’s common stock. These options contain performance‑based vesting conditions, which are earned and become eligible to vest based upon both the retained employment of the grantees and the achievement of certain development and regulatory performance-based milestones related to DURAVYU. The Company will continue to assess the probability related to the performance milestones and begin recognizing stock-based compensation expense in future periods if, and when, achievement of the relevant performance milestones becomes probable or is achieved, consistent with the reassessment requirements of ASC 718.

For the nine months ended September 30, 2026, the Company recognized no stock‑based compensation expense related to these performance‑based options. The Company will begin recognizing stock‑based compensation expense for these options in future periods if and when the relevant performance milestones are achieved or achievement becomes probable.

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

The following table provides a reconciliation of RSU activity under the 2016 Plan and the 2023 Plan for the nine months ended September 30, 2026:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	1,473,538	$10.37
Granted	898,119	17.48
Vested	(740,946)	9.65
Forfeited	(100,633)	14.38
Nonvested at September 30, 2026	1,530,078	$14.63

At September 30, 2026, the weighted average remaining vesting term of the RSUs was 1.46 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the ESPP) allows qualified participants to purchase the Company’s common stock twice a year at 85% of the lesser of the average of the high and low sales price of the Company’s common stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period. The number of shares of the

Company’s common stock each employee may purchase under this plan, when combined with all other employee stock purchase plans, is limited to the lower of an aggregate fair market value of $25,000 during each calendar year, or 5,000 shares of the Company’s common stock in any one offering period. The Company has maintained consecutive six-month offering periods since August 1, 2019. During the three and nine months ended September 30, 2026, 52,288 and 115,374 shares of the Company’s common stock were issued pursuant to the ESPP.

The Company estimated the fair value of the option component of the ESPP shares at the date of grant using a Black-Scholes valuation model. During the three and nine months ended September 30, 2026, the compensation expense from ESPP shares was $0.1 million and $0.3 million, respectively. During the three and nine months ended September 30, 2025, the compensation expense from ESPP shares was approximately $0.1 million and $0.3 million.

Stock-Based Compensation Expense

The Company’s condensed consolidated statements of operations and comprehensive loss included total compensation expense from stock-based payment awards as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Compensation expense included in:
Research and development	$5,667	$2,998	$17,724	$9,640
General and administrative	6,199	3,430	16,178	11,484
Total	$11,866	$6,428	$33,902	$21,124

At September 30, 2026, there was approximately $40.0 million of unrecognized compensation expense related to outstanding equity awards under the 2023 Plan, the 2016 Plan, the inducement awards and the ESPP that is expected to be recognized as expense over a weighted average period of approximately 1.62 years.

During the three and nine months ended September 30, 2026, the Company modified certain stock options in connection with expired term of service for a board member resulting in incremental expense of $1.1 million.

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

10.
Fair Value Measurements

The following tables summarize the Company’s assets by significant categories carried at fair value measured on a recurring basis by valuation hierarchy (in thousands):

	September 30, 2026
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$70,943	$—	$—	$70,943	$70,943	$—
Subtotal	$70,943	$—	$—	$70,943	$70,943	$—
Level 2:
U.S. Treasury securities	$5,006	$—	$(5)	$5,001	$—	$5,001
U.S. Agency securities	30,028	—	(22)	30,006	—	30,006
Subtotal	$35,034	$—	$(27)	$35,007	$—	$35,007
Total	$105,977	$—	$(27)	$105,950	$70,943	$35,007

	December 31, 2025
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1:
Money market funds	$89,072	$—	$—	$89,072	$89,072	$—
Subtotal	$89,072	$—	$—	$89,072	$89,072	$—
Level 2:
Commercial paper	$89,211	$32	$—	$89,243	$4,990	$84,253
U.S. Treasury securities	90,023	79	(1)	90,101	—	90,101
U.S. Agency securities	29,900	11	—	29,911	—	29,911
Subtotal	$209,134	$122	$(1)	$209,255	$4,990	$204,265
Total	$298,206	$122	$(1)	$298,327	$94,062	$204,265

At September 30, 2026, a total of $70.9 million or 100% of the Company’s interest-bearing cash equivalent balances were concentrated in one institutional money market fund that has investments consisting primarily of Repurchase Agreements and U.S Treasuries. At December 31, 2025, a total of $89.1 million or 94.7% of the Company’s interest-bearing cash equivalent balances were concentrated in one institutional money market fund that has investments consisting primarily of Repurchase Agreements, U.S Treasuries, and U.S. Government Agency Debts.

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

Significant segment expenses are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Total revenues	$756	$966	$1,959	$30,751
DURAVYU direct research and development expense	(55,257)	(29,631)	(160,094)	(108,878)
Other direct research and development expense	(89)	(537)	(598)	(2,525)
Personnel expense (including stock-based compensation)	(32,533)	(21,258)	(92,213)	(62,165)
Facilities expense	(1,875)	(1,759)	(5,281)	(5,026)
Depreciation and amortization	(765)	(576)	(2,091)	(1,611)
Intellectual property expense	(171)	(249)	(1,034)	(723)
Legal, corporate and professional expenses	(2,356)	(4,967)	(8,139)	(10,834)
Benefit (provision) for income taxes	—	—	50	(93)
Interest and other income, net	1,265	2,293	6,519	8,829
Other segment expenses*	(4,587)	(4,014)	(13,992)	(12,078)
Net loss	(95,612)	(59,732)	(274,914)	(164,353)

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

In the first quarter of 2026, the Company reached an agreement in principle with the DOJ to settle these matters for a payment of approximately $4.7 million plus interest (exclusive of attorneys’ fees payable by the Company to counsel for the relator in the qui tam action of approximately $0.2 million), with such agreement in principle subject to the Company reaching an agreement in principle with the Office of Inspector General of the Department of Health and Human Services (HHS). Under ASC 450, the Company recorded an approximately $4.7 million litigation contingency liability for this matter in its consolidated balance sheets as of December 31, 2025 based on the status of settlement discussions with the DOJ as of that date. The Company recorded an additional $0.2 million accrual during the first quarter of 2026, for an ending accrual balance of $4.9 million as of June 30, 2026.

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

On July 31, 2026, the Company paid the Settlement Payment in full and there was no accrual balance as of September 30, 2026.

13.
Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by adding to the basic weighted average number of common shares outstanding the total number of dilutive common equivalent shares using the treasury stock method, unless the effect is anti-dilutive. Performance options have been excluded from the table below as the development and regulatory performance-based milestones have not been achieved nor were probable of achievement as of the end of the respective periods. See Note 9 for further detail.

Common stock equivalents excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were as follows:

	As of September 30,
	2026	2025
Stock options	11,703,140	9,440,753
ESPP	21,525	21,800
Restricted stock units	1,530,078	1,478,038
Total	13,254,743	10,940,591

14.
Subsequent Events

On October 17, 2026, following review of topline results from LUCIA, the second pivotal Phase 3 clinical trial evaluating DURAVYU™ for the treatment of wet AMD, the Board of Directors of the Company approved a strategic prioritization plan designed to reduce operating expenses and focus resources on the Company’s late-stage program for DURAVYU™ in DME. The Prioritization includes a plan to conclude the pivotal Phase 3 wet AMD clinical trials early, while also allowing additional patients to complete year two to support the necessary safety database for a potential new drug application for DME, and reduce the Company’s workforce by approximately 53%, with the substantial majority of the workforce reduction expected to occur during the fourth quarter of 2026 and to be completed during the first half of 2027.

As a result of the Prioritization, the Company estimates it will incur aggregate charges of approximately $9.0 million related to employee separation benefits, including employee severance and other related expenses, a majority of which are expected to be recognized during the fourth quarter of 2026 with the remaining charges recognized through the third quarter of 2027. The Company expects that substantially all of these charges will result in cash expenditures over the same time period.

The estimate of charges and expenditures that the Company expects to incur and the timing thereof are subject to a number of assumptions, and actual results may differ. As the Prioritization is implemented, the Company’s management will reevaluate the estimated charges and expenses set forth above and may revise them as appropriate, consistent with generally accepted accounting principles. The Company may also incur other non-cash charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Prioritization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements give our current expectations or forecasts of future events and are not statements of historical or current facts. These statements include, among others, statements about:

•
the potential for DURAVYU™, as an investigational sustained delivery intravitreal treatment deploying a bioerodible Durasert E™ insert of vorolanib, a selective and patented tyrosine kinase inhibitor (TKI) targeting diabetic macular edema (DME);
•
the potential of DURAVYU's multi-mechanism of action to deliver a synergistic anti-inflammatory effect via IL-6 inhibition alongside its established VEGF receptor and PDGF receptor inhibition in the treatment of DME;
•
our expectations regarding the timing and outcome of our ongoing clinical trials for DURAVYU for the treatment of DME;
•
our expectations regarding the timing and outcome of our planned regulatory communication and interactions with the U.S. Food and Drug Administration (FDA) and comparable regulatory bodies;
•
our expectations regarding the timing and clinical development of our other pipeline product candidates;
•
our belief that our cash, cash equivalents, and investments in marketable securities of $118.2 million at September 30, 2026, coupled with the additional $10.1 million raised pursuant to the ATM Facility subsequent to September 30, 2026, and with anticipated operational adjustments, will enable us to fund operations into late Q3 2027, and our plans to continue to pursue business development, financing and other cost reduction opportunities that could further extend this cash runway;
•
our expectations regarding our future expenses and capital expenditures, including in connection with the Prioritization (as defined herein) and accompanying reduction in workforce;
•
our expectations regarding the warning letter we received from the FDA in July 2024, or the Warning Letter, pertaining to YUTIQ® manufacturing, citing alleged violations of cGMP requirements in connection with an FDA inspection at our Watertown facility in February 2024 and our fully executed plan which implemented the corrective and preventive actions required by the Warning Letter;
•
our expectations regarding our ability to continue as a going concern;
•
our expectation that we will continue to incur significant expenses and that our operating losses and our net cash outflows to fund operations will continue for the foreseeable future; and
•
our expectations regarding compliance with Nasdaq's minimum bid listing requirement and ability to remain listed on Nasdaq.

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

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated, or implied in our forward-looking statements:

•
risks and uncertainties regarding the timing, progress and results of our clinical development activities;
•
uncertainties and delays relating to communications with the FDA and the ability to obtain regulatory approval from FDA for the commercialization of DURAVYU;
•
the sufficiency of our existing cash resources;
•
the workforce reduction may be larger than currently anticipated;
•
the Company may incur additional costs in connection with the Prioritization not currently contemplated;
•
the Prioritization may not be successful and may create a distraction or uncertainty that may adversely affect the Company’s operating results, business or investor perceptions;
•
uncertainties regarding our ability to continue as a going concern;
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
•
changes in the regulatory and legislative environment;
•
changes in expected or existing competition;
•
fluctuations in our operating results;
•
our dependence on contract research organizations, vendors, and clinical investigators;
•
our ability to manufacture clinical supply of our product candidates;
•
our ability to manufacture commercial supply of YUTIQ® in fulfillment of our Ocumension Agreement;
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
•
our ability to comply with Nasdaq’s minimum bid compliance requirement;
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

Our Business

Overview

We are a clinical-stage biopharmaceutical company committed to developing and commercializing innovative therapeutics to improve the lives of patients with serious retinal diseases. Our pipeline leverages proprietary bioerodible Durasert E™ technology (Durasert E™) for sustained intraocular drug delivery. Our lead product candidate, DURAVYU (a/k/a EYP-1901), is an investigational sustained delivery treatment for vascular endothelial growth factor (VEGF) mediated retinal diseases combining vorolanib, a selective and patent-protected tyrosine kinase inhibitor (TKI) with Durasert E™. EyePoint is headquartered in Watertown, Massachusetts and has a commercial manufacturing facility in Northbridge, Massachusetts.

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

DURAVYU is currently being evaluated in Phase 3 clinical trials for the potential treatment of DME, the second largest retinal disease market. The first patients were dosed in both DME trials in February 2026, and enrollment completion was announced in July 2026. With over 550 patients enrolled, the initial data readout for the DME program in both studies is expected early in the fourth quarter of 2027.

Topline data from the LUGANO and LUCIA trials for DURAVYU in wet AMD were announced in August 2026 and October 2026, respectively, where the primary endpoint of statistical non-inferiority in mean change in best corrected visual acuity (BCVA) versus on-label 2 mg aflibercept control was not achieved despite visual acuity improvements for a majority of patients treated with DURAVYU. The Company announced plans to conclude the pivotal Phase 3 wet AMD trials early, without full completion of the second year of each trial, while also allowing additional patients to complete year two to support the necessary safety database for a potential new drug application for DME. We will complete additional analyses of both the LUGANO and LUCIA data along with the pooled Phase 3 datasets to further assess next steps for DURAVYU as a potential treatment for wet AMD.

Recent Developments

•
In October 2026, we delivered multiple podium presentations and symposia at the 26th Euretina Congress, Innovate Retina, and the American Academy of Ophthalmology Annual Meeting (AAO 2026) providing additional detail on the LUGANO dataset, reviewing the mechanism of action and pharmacokinetic characteristics of DURAVYU for sustained release in retinal exudative disease, and reviewing key learnings from the prior Phase 2 studies DAVIO 2 in wet AMD and VERONA in DME.
•
On October 19, 2026, we announced topline results from LUCIA, the second pivotal Phase 3 clinical trial of DURAVYU for the potential treatment of wet AMD.
o
In LUCIA, despite demonstrating visual improvement, DURAVYU did not achieve the primary endpoint of statistical non-inferiority in mean change in best corrected visual acuity (BCVA) versus on-label 2 mg aflibercept control.
o
DURAVYU achieved key secondary endpoints including a continued favorable safety profile with redosing, along with a meaningful reduction in treatment burden, durability as demonstrated by supplement-free rates, and strong anatomic control at Week 56, consistent with the first Phase 3 LUGANO clinical trial.
o
In a pooled analysis of the greater than 50% of patients in both trials who were supplement-free up to Week 56, DURAVYU was observed to be statistically non-inferior in mean change in BCVA versus on-label 2 mg aflibercept control.
o
We will conclude the wet AMD program before completion of the full second year of the Phase 3 studies for both LUGANO and LUCIA, while also allowing additional patients to complete year two to support the necessary safety database for a potential new drug application for DME.
o
We will complete additional analyses of both the LUGANO and LUCIA data along with the pooled Phase 3 datasets to further assess next steps for DURAVYU as a potential treatment for wet AMD.
•
In October 2026, following review of topline results from LUCIA, the second pivotal Phase 3 clinical trial evaluating DURAVYU™ for the treatment of wet AMD, the Board of Directors approved a strategic prioritization plan (the “Prioritization”) designed to reduce operating expenses and focus resources on the Phase 3 program for DURAVYU™ in DME. The Prioritization includes a plan to conclude the pivotal Phase 3 wet AMD clinical trials early and reduce the Company’s workforce by approximately 53%, with the substantial majority of the workforce reduction expected to occur during the fourth quarter of 2026 and to be completed during the first half of 2027.

R&D Updates

•
On August 17, 2026, we announced topline data for LUGANO, our first pivotal Phase 3 clinical trial evaluating DURAVYU for wet AMD.
o
Despite demonstrating visual acuity improvements for a majority of patients, LUGANO did not meet the primary endpoint in its full dataset; an ad hoc analysis excluding nine DURAVYU patients with ≥15-letter vision loss due to non-wet AMD etiologies demonstrated non-inferiority versus aflibercept (nominal p=0.0096).
o
LUGANO demonstrated clinically meaningful results that reinforce DURAVYU’s potential to improve the treatment paradigm in wet AMD, with compelling key secondary endpoints, including reduction in treatment burden, supplement-free rates, favorable safety profile with redosing, and strong anatomic control through Week 56 compared to on-label aflibercept.
•
On July 13, 2026, we announced the appointment of Tarek S. Hassan, M.D., as Chief Strategic Science Officer.

•
On July 30, 2026, we announced enrollment was completed in both COMO and CAPRI, the pivotal Phase 3 trials of DURAVYU for the treatment of DME, with over 480 patients enrolled across both trials. Topline data for both DME trials are anticipated early in the fourth quarter of 2027.
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
Overview of DME clinical program and key learnings: from the Phase 2 VERONA trial to pivotal Phase 3
•
In September 2026, we delivered multiple presentations at the Retina Society Annual Meeting, underscoring the multi-modal activity and broad treatment potential of DURAVYU and enthusiasm from the retinal community for new treatment options in multiple serious retinal diseases. This was the first conference where LUGANO data was presented to the retinal community.
o
Bioerodible EYP-1901 (vorolanib intravitreal insert) for Sustained Release of a Tyrosine Kinase Inhibitor for Retinal Exudative Disease
o
LUGANO Phase 3 Trial of Bioerodible EYP-1901 (vorolanib intravitreal insert) vs Aflibercept in Patients with Neovascular Age-Related Macular Degeneration: First-Time Vision and Anatomic Outcomes
o
LUGANO Phase 3 Trial of Bioerodible EYP-1901 (vorolanib intravitreal insert) vs Aflibercept in Patients with Neovascular Age-Related Macular Degeneration: First-Time Safety and Treatment Burden Outcomes
o
Association Between Central Subfield Thickness Fluctuation and Visual Acuity Outcomes in Patients with Neovascular Age-Related Macular Degeneration: A Retrospective Analysis of the American Academy of Ophthalmology IRIS® Registry (Intelligent Research in Sight)

Critical Accounting Policies and Estimates

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

Results of Operations

Three months ended September 30, 2026 Compared to Three months ended September 30, 2025 (In thousands except share data and percentages:

	Three Months Ended
	September 30,		Change
	2026	2025	Amounts	%
Revenues:
Product sales, net	$528	$582	$(54)	-9%
License and collaboration agreements	49	150	(101)	-67%
Royalty income	179	234	(55)	-24%
Total revenues	756	966	(210)	-22%
Operating expenses:
Cost of sales	523	721	(198)	-27%
Research and development	81,670	47,754	33,916	71%
Sales and marketing	31	26	5	19%
General and administrative	15,409	14,490	919	6%
Total operating expenses	97,633	62,991	34,642	55%
Loss from operations	(96,877)	(62,025)	(34,852)	56%
Other income (expense):
Interest and other income, net	1,265	2,293	(1,028)	-45%
Total other income, net	1,265	2,293	(1,028)	-45%
Net loss	$(95,612)	$(59,732)	$(35,880)	60%
Net loss per share - basic and diluted	$(1.07)	$(0.85)	$(0.22)	26%
Weighted average shares outstanding - basic and diluted	89,245	70,168	19,077	27%

Product Sales, Net

Product sales, net remained consistent for the three months ended September 30, 2026 compared to the same period the prior year.

License and Collaboration Agreement

License and collaboration agreement revenue decreased by $0.1 million, or 67% to less than $0.1 million for the three months ended September 30, 2026. This decrease was primarily driven by the recognition of remaining deferred revenue related to our 2023 agreement for the license of YUTIQ® product rights in the second quarter of 2025.

Royalty Income

Royalty income remained consistent for the three months ended September 30, 2026 compared to the same period the prior year.

Cost of Sales

Cost of sales decreased by $0.2 million or 27% to $0.5 million for the three months ended September 30, 2026 compared to the same period the prior year. This decrease was primarily attributable to lower commercial product sales year over year.

Research and Development

The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,
	2026	2025
Direct research and development expenses by program:
DURAVYU	$55,257	$29,631
Other direct research and development	89	537
Unallocated expenses:
Personnel (including stock based compensation)	21,373	13,794
Facilities	1,177	1,134
Other	3,774	2,658
Total research and development expenses	81,670	47,754

Research and development expenses increased by $33.9 million, or 71%, to $81.7 million for the three months ended September 30, 2026 compared to the same period the prior year. This increase was primarily attributable to ongoing DURAVYU Phase 3 clinical trials for wet AMD and DME and scale-up of the Northbridge commercial manufacturing facility. We expect a decrease in research and development expenses in 2027 in connection with the Prioritization.

Sales and Marketing

Sales and marketing expenses remained consistent and immaterial for the three months ended September 30, 2026 compared to the same period the prior year.

General and Administrative

General and administrative expenses increased by $0.9 million, or 6%, to $15.4 million for the three months ended September 30, 2026 compared to the same period the prior year. This increase was primarily attributable to increased personnel costs, including non-cash stock compensation. We expect a decrease in general and administrative expenses in 2027 in connection with the Prioritization.

Interest (Expense) Income

Interest (expense) income decreased by $1.0 million or 45% to $1.3 million for the three months ended September 30, 2026 compared to the same period the prior year. This decrease was primarily driven by lower cash available for investment in marketable securities.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025 (In thousands except share data and percentages:

	Nine Months Ended
	September 30,		Change
	2026	2025	Amounts	%
Revenues:
Product sales, net	$995	$1,297	$(302)	-23%
License and collaboration agreements	695	16,531	(15,836)	-96%
Royalty income	269	12,923	(12,654)	-98%
Total revenues	1,959	30,751	(28,792)	-94%
Operating expenses:
Cost of sales	1,056	1,691	(635)	-38%
Research and development	237,427	161,825	75,602	47%
Sales and marketing	65	96	(31)	-32%
General and administrative	44,894	40,228	4,666	12%
Total operating expenses	283,442	203,840	79,602	39%
Loss from operations	(281,483)	(173,089)	(108,394)	63%
Other income (expense):
Interest and other income, net	6,519	8,829	(2,310)	-26%
Total other income, net	6,519	8,829	(2,310)	-26%
Net loss before income taxes	$(274,964)	$(164,260)	$(110,704)	67%
Provision for income taxes	$50	$(93)	$143	-154%
Net loss	$(274,914)	$(164,353)	$(110,561)	67%
Net loss per share - basic and diluted	$(3.15)	$(2.35)	$(0.80)	34%
Weighted average shares outstanding - basic and diluted	87,274	69,955	17,319	25%

Product Sales, Net

Product sales, net decreased by $0.3 million, or 23%, to $1.0 million for the nine months ended September 30, 2026 compared to the same period the prior year. This decrease was primarily attributable to the termination of the ANI commercial supply agreement (CSA) in the second quarter of 2025.

License and Collaboration Agreement

License and collaboration agreement revenue decreased by $15.8 million, or 96%, to $0.7 million for the nine months ended September 30, 2026 compared to the same period the prior year. This decrease was primarily driven by the recognition of remaining deferred revenue related to our 2023 agreement for the license of YUTIQ® product rights in the second quarter of 2025.

Royalty Income

Royalty income decreased by $12.7 million, or 98%, to $0.3 million for the nine months ended September 30, 2026 compared to the same period the prior year. This decrease was primarily due to the termination of the SWK royalty purchase agreement (RPA) on March 18, 2025.

Cost of Sales

Cost of sales decreased by $0.6 million, or 38%, to $1.1 million for the nine months ended September 30, 2026 compared to the same period the prior year. This decrease was primarily attributable to lower commercial product sales year over year.

Research and Development

The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,
	2026	2025
Direct research and development expenses by program:
DURAVYU	$160,094	$108,878
Other direct research and development	598	2,525
Unallocated expenses:
Personnel (including stock based compensation)	62,630	38,883
Facilities	3,228	3,332
Other	10,877	8,207
Total research and development expenses	237,427	161,825

Research and development expenses increased by $75.6 million, or 47%, to $237.4 million for the nine months ended September 30, 2026 compared to the same period the prior year. This increase was primarily attributable to ongoing DURAVYU Phase 3 clinical trials for wet AMD and DME and scale-up of the Northbridge commercial manufacturing facility. We expect a decrease in research and development expenses in 2027 in connection with the Prioritization.

Sales and Marketing

Sales and marketing expenses remained consistent and immaterial for the nine months ended September 30, 2026 compared to the same period the prior year.

General and Administrative

General and administrative expenses increased by $4.7 million, or 12%, to $44.9 million for the nine months ended September 30, 2026 compared to the same period the prior year. This increase was primarily attributable to increased personnel costs, including non-cash stock compensation. We expect a decrease in general and administrative expenses in 2027 in connection with the Prioritization.

Interest (Expense) Income

Interest (expense) income decreased by $2.3 million, or 26%, to $6.5 million for the nine months ended September 30, 2026 compared to the same period the prior year. This decrease was primarily driven by lower cash available for investment in marketable securities.

Liquidity and Capital Resources

We have had a history of operating losses and an absence of significant recurring cash inflows from revenue, and at September 30, 2026 we had a total accumulated deficit of $1,379.9 million. Our operations have been financed primarily from sales of our equity securities, issuance of debt and a combination of license fees, milestone payments, royalty income and other fees received from collaboration partners.

Financing Activities

In August 2020, we entered into an at-the-market facility (the ATM Facility) with Cantor Fitzgerald & Co (Cantor). Pursuant to the ATM Facility, we may, at our option, offer and sell shares of its common stock from time to time, through or to Cantor, acting as sales agent. We will pay Cantor a commission of 3.0% of the gross proceeds from any future sales of such shares.

During the three months ended September 30, 2026, we sold 3,049,942 shares of common stock under the ATM Facility at a weighted average price of $8.49 per share for gross proceeds of approximately $25.9 million. Share issue costs, including sales agent commissions, totaled approximately $0.8 million.

During the nine months ended September 30, 2026, we sold 4,478,989 shares of common stock under the ATM Facility at a weighted average price of $10.30 per share for gross proceeds of approximately $46.1 million. Share issue costs, including sales agent commissions, totaled approximately $1.5 million. Subsequent to September 30, 2026, we sold 22,992,900 shares of common stock under the ATM Facility at a weighted average price of $0.44 per share for gross proceeds of approximately $10.1 million. Share issue costs, including sales agent commissions, totaled approximately $0.3 million.

During the three and nine months ended September 30, 2025 we sold 495,118 shares of our common stock under the ATM facility at a weighted average price of $14.01 per share for gross proceeds of approximately $6.9 million. Share issue costs, including sales agent commissions, totaled $0.3 million.

Future Funding Requirements

At September 30, 2026, we had cash, cash equivalents, and investments in marketable securities of $118.2 million. We expect that our cash, cash equivalents, and investments in marketable securities, coupled with the additional $10.1 million raised pursuant to the ATM Facility subsequent to September 30, 2026, and with anticipated operational adjustments, will enable us to fund operations into late Q3 2027. We continue to pursue business development, financing and other cost reduction opportunities that could further extend this cash runway. Beyond that point, we will need to raise additional capital to finance our operations, which cannot be assured. Due to the difficulty and uncertainty associated with the design and implementation of clinical trials, we will continue to assess our cash and cash equivalents, investments in marketable securities, and future funding requirements. However, there is no assurance that additional funding will be achieved and that we will succeed in our future operations. We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of our product candidates. If we obtain marketing approval for any of our product candidates, we will incur significant sales, marketing, compliance, and manufacturing expenses. We also expect to continue to incur significant costs to comply with corporate governance, internal controls, and similar requirements associated with operating as a public reporting company.

Actual cash requirements could differ from management’s projections due to many factors, including the timing and results of our clinical trials for DURAVYU, the impact of the Company’s strategic prioritization plan and accompanying reduction in force, and competing technological and market developments. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

The amount of additional capital we will require will be influenced by many factors, including, but not limited to:

1.
the scope, progress, results, and costs of clinical trials of DURAVYU for DME;
2.
our expectations regarding the timing and clinical development of DURAVYU;
3.
the effect of the Prioritization and accompanying reduction in workforce and our ability to estimate the expected expenditures associated therewith;
4.
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

We plan to seek additional funding through a combination of equity offerings, government or private-party grants, debt financings, or other capital sources, such as collaborations with other companies, strategic alliances, or licensing arrangements. We may not be able to obtain financing on acceptable terms, or at all, or enter into collaborative arrangements. Although management will continue to pursue these plans, there is no assurance that they will be successful or provide sufficient funding when needed. If we are unable to obtain funding, we could be forced to delay, reduce, or eliminate some or all of our research and development programs, including our clinical trials, pipeline expansion, or commercialization efforts, which could adversely affect our business prospects. Accordingly, management’s plans do not alleviate substantial doubt about our ability to continue as a going concern.

Our condensed consolidated statements of historical cash flows are summarized as follows (in thousands):

	Nine Months Ended
	September 30,
	2026	2025	Change
Cash flows from operating activities:
Net loss	$(274,914)	$(164,353)	$(110,561)
Changes in operating assets and liabilities	11,450	(29,470)	40,920
Other adjustments to reconcile net loss to cash flows from operating activities:	33,751	18,760	14,991
Net cash (used in) provided by operating activities	$(229,713)	$(175,063)	$(54,650)
Net cash (used in) provided by investing activities	$167,950	$143,246	$24,704
Net cash (used in) provided by financing activities	$43,148	$6,690	$36,458

Operating cash outflows for the nine months ended September 30, 2026 totaled $229.7 million primarily due to our net loss of $274.9 million reduced by $33.8 million of non-cash expenses, which was primarily attributable to $33.9 million of stock-based compensation. We incurred cash inflows of $11.5 million in other working capital adjustments driven primarily by increased prepaid clinical expenses.

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

For the nine months ended September 30, 2026, $171.4 million of net cash was provided by investing activities from the sales of marketable securities and gain on equity investments, offset by $3.4 million used for the purchase of property and equipment.

For the nine months ended September 30, 2025, $145.5 million of net cash was provided by investing activities from the sales of marketable securities, offset by $2.3 million used for the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2026 totaled $43.1 million and consisted mainly of the following:

(i)
$44.7 million provided by net proceeds from the issuance of 4,478,989 shares of our common stock sold utilizing our ATM Facility;
(ii)
$2.5 million provided by the exercise of stock options and employee stock purchase plan;
(iii)
$3.6 million used for the settlement of stock units to satisfy statutory tax withholding; and
(iv)
$0.4 million used for payment of equity issue costs

Net cash provided by financing activities for the nine months ended September 30, 2025 totaled $6.7 million and consisted mainly of the following:

(i)
$6.7 million of proceeds from the issuance of 495,118 shares of our Common Stock sold utilizing our ATM;
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its desired objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ocular Therapeutix, Inc.

On March 20, 2026, we filed a complaint (the “Complaint”) against Ocular Therapeutix, Inc. (“Ocular”) in the Middlesex County Superior Court for the Commonwealth of Massachusetts (the “Court”). The Complaint alleged, among other things, Ocular's dissemination of false or misleading representations of fact concerning our company and the clinical results of our lead product candidate, DURAVYU™ (vorolanib intravitreal insert). The Complaint asserted several causes of action against Ocular, including defamation, commercial disparagement, violation of Mass. Gen. L. c. 93A, §§ 2 and 11, and tortious interference with advantageous business relations. We were seeking injunctive relief preventing Ocular from further disseminating the false or misleading representations of fact, requiring its public retraction of the false and misleading statements, monetary damages in the amount to be determined at trial, attorneys’ fees and costs, and such other relief that the court deemed just and proper. Ocular filed its answer on April 13, 2026, seeking judgment in its favor, dismissal with prejudice of all claims, award of attorneys’ fees, costs, and expenses incurred in connection with the action, and such other and further relief as the court deemed appropriate. On April 13, 2026, the Court declined to impose a temporary restraining order, but convened a preliminary injunction hearing that began on May 5, 2026 and continued on July 7, 2026. On October 30, 2026, we reached an agreement with Ocular to end the litigation and filed a joint stipulation of dismissal with prejudice.

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

RISKS RELATED TO OUR FINANCING POSITION AND OUR CAPITAL RESOURCES

There is uncertainty regarding our ability to raise additional capital and there is substantial doubt regarding our ability to continue as a going concern.

Our unaudited financial statements have been prepared under the assumption that we will continue as a going concern. However, we have concluded that there is substantial doubt about our ability to continue as a going concern, because without additional sources of funding, our cash and cash equivalents and short-term investments at September 30, 2026 are not sufficient for us to fund our operating expenses and capital expenditures for at least the 12 months after the date that the unaudited financial statements included in this Quarterly Report on Form 10-Q are issued. Management’s plans concerning these matters, including raising additional capital, are described in “Part I - Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources – Future Funding Requirements.” We continue to evaluate options to further finance our operating cash needs through a combination of some, or all, of the following: equity and debt offerings, loan agreements, collaborations, strategic alliances and/or other transactions. Any additional fundraising efforts may divert our management from their day-to-day activities, which may compromise our ability to develop and commercialize our product candidate. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, our current stockholders may experience dilution and the market price of our common stock may decline. There can be no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us. If we are unable to obtain funding when required in the future, we could be required to delay, reduce or eliminate research and development programs, program portfolio expansions or future commercialization efforts, or even curtail or cease operations. See also risk factors included in our Annual Report on 10-K under the header “1A- Risk Factors - Risks Related To Our Financial Position And Our Capital Resources.”

Our strategic prioritization plan to focus on the Company’s late-stage program for DURAVYU in DME and accompanying workforce reduction may not achieve our intended outcome.

On October 19, 2026, we announced a strategic prioritization plan (the “Prioritization”) designed to reduce operating expenses and focus resources on the Company’s late-stage program for DURAVYU™ in DME. The Prioritization includes a plan to conclude the pivotal Phase 3 wet AMD clinical trials early and reduce the Company’s workforce by approximately 53%, with the substantial majority of the workforce reduction expected to occur during the fourth quarter of 2026 and to be completed during the first half of 2027. As a result of the Prioritization, the Company estimates it will incur aggregate charges of approximately $9.0 million related to employee separation benefits, including employee severance and other related expenses, a majority of which are expected to be recognized during the fourth quarter of 2026 with the remaining charges recognized through the third quarter of 2027. The Company expects that substantially all of these charges will result in cash expenditures over the same time period

The reduction in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. The workforce reduction could also harm our reputation, making our ability to recruit skilled personnel difficult. If we are unable to realize the anticipated benefits from the reduction in force, or if we experience significant adverse consequences from the reduction in force, our business, financial condition, and results of operations may be materially adversely affected.

In addition, under the Prioritization, we intend to focus on the Company’s late-stage program for DURAVYU™ in DME. If we are not successful in increasing our efficiency as a result of the Prioritization, our efforts to develop and commercialize our product candidate may be delayed or halted and our business could be materially adversely impacted.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The trading price of the shares of our common stock has been highly volatile, and purchasers of our common stock could incur substantial losses.

The price of our common stock is highly volatile and may be affected by developments directly affecting our business, as well as by developments out of our control or not specific to us. For example, following our recent announcement of LUGANO and LUCIA clinical trial results in August 2026 and October 2026, respectively, the trading price of our common stock declined significantly. The trading price of our common stock may experience similarly significant declines in the future in response to clinical trial results, including results that may be viewed by us as positive or that may otherwise meet specified clinical endpoints, if such results do not meet the expectations of investors, securities analysts or other market participants. The pharmaceutical and biotechnology industries, in particular, and the stock market generally, are vulnerable to abrupt changes in investor sentiment. Prices of securities and trading volumes of companies in the pharmaceutical and biotechnology industries, including ours, can swing dramatically in ways unrelated to, or that bear a disproportionate relationship to, our performance. The price of our common stock and their trading volumes may fluctuate based on a number of factors including, but not limited to:

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

If we are unable to maintain listing of our securities on Nasdaq or another reputable stock exchange, it may be more difficult for our stockholders to sell their securities.

Nasdaq requires listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders. For example, if at any time the bid price of our common stock closes at below $1.00 per share for more than 30 consecutive trading days, we may be subject to delisting from the Nasdaq Global Market. If we receive a delisting notice, we would have 180 calendar days to regain compliance (subject to any additional 180-day compliance period which may be available to us), which would mean having a bid price above the minimum of $1.00 for at least 10 consecutive days in the 180-day period. During this 180-day period, we would anticipate reviewing our options to regain compliance with the minimum bid requirements. To the extent that we are unable to resolve any listing deficiency, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock. On November 10, 2026, the closing price of our common stock was $0.4041 per share, and the last time the bid price of our common stock closed at or above $1.00 per share was October 16, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c)

Rule 10b5-1 Trading Arrangements

The Company permits officers and directors to adopt written trading plans, known as “Rule 10b5-1 trading arrangements”, as such term defined in Item 408(a) of Regulation S-K for the purchase or sale of the Company's securities, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended September 30, 2026, our executive officers and directors adopted, modified or terminated Rule 10b5-1 trading arrangements for the purchase or sale of our common stock as noted below:

Name and Title of Director or Officer	Action	Date of Adoption or Termination	Aggregate Number of Shares of Common Stock that may be Sold under the Plan
Ramiro Ribeiro Chief Medical Officer	Termination	7/13/2026	Up to 142,221 (1)
Ramiro Ribeiro Chief Medical Officer	Adoption	9/22/2026	Up to 67,900 (1)

(1) Dr. Ribeiro’s Rule 10b5-1 trading arrangement also included a Rule 10b5-1 trading arrangement that was intended to provide for “eligible sell-to-cover transactions” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act) to satisfy tax withholding obligations arising exclusively from vesting of restricted stock units (RSUs). The number of shares subject to covered RSUs that were or could have been sold to satisfy applicable tax withholding obligations upon vesting was not currently determinable as the number will vary based on the market price of our common stock and the extent to which vesting conditions are satisfied. This sell-to-cover arrangement provided solely for the automatic sale of shares that would otherwise be issuable in respect of a covered RSU in an amount sufficient to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to us in satisfaction of the applicable withholding obligation.

Item 6. Exhibits

		Incorporated by Reference to SEC Filing
Exhibit No.	Exhibit Description	Form	SEC Filing Date	Exhibit No.

2.1#	Product Rights Agreement, dated May 17, 2023, by and between EyePoint Pharmaceuticals, Inc. and Alimera Sciences, Inc.	8-K	05/18/23	2.1

3.1	Certificate of Incorporation of pSivida Corp.	8-K12G3	06/19/08	3.1

3.2	Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	10-K	09/13/17	3.2

3.3	Certificate of Correction to Certificate of Amendment of the Certificate of Incorporation of pSivida Corp.	8-K	04/02/18	3.1

3.4	Certificate of Amendment of Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/27/18	3.1

3.5	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	06/23/20	3.1

3.6	Certificate of Amendment of the Certificate of Incorporation, as amended, of EyePoint Pharmaceuticals, Inc.	8-K	12/08/20	3.1

3.7	Certificate of Amendment to Certificate of Incorporation, as amended, of EyePoint, Inc.	8-K	12/08/25	3.1

3.8	By-Laws of EyePoint Pharmaceuticals, Inc.	10-K	09/18/18	3.5

3.9	Amendment No. 1 to the By-Laws of EyePoint Pharmaceuticals, Inc.	8-K	11/06/18	3.1

3.10	Amendment No. 2 to the By-Laws of EyePoint, Inc.	8-K	12/08/25	3.2

4.1	Form of Specimen Stock Certificate for Common Stock	8-K12G3	06/19/08	4.1

10.1#	Settlement Agreement, dated July 17, 2026, by and among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services and the Defense Health Agency, acting on behalf of the TRICARE Program, EyePoint, Inc., and the relator named therein, through their authorized representatives.	8-K	07/17/26	10.1

10.2#	Corporate Integrity Agreement, dated July 13, 2026, by and among the Office of Inspector General of the Department of Health and Human Services and EyePoint, Inc	8-K	07/17/26	10.2

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

EyePoint, Inc.

Date: November 12, 2026	By:	/s/ Jay S. Duker
	Name:	Jay S. Duker, M.D.
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2026	By:	/s/ George O. Elston
	Name:	George O. Elston
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)